Form 10-K
period 1994-12-31
CHIRON CORP
filed 1995-03-17
CIK 706539

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                          COMMISSION FILE NO. 0-12798
                            ------------------------
                               CHIRON CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      94-2754624
          (State of Incorporation)                   (IRS Employer Identification No.)

                               4560 HORTON STREET
                          EMERYVILLE, CALIFORNIA 94608
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (510) 655-8730
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
               WARRANTS TO PURCHASE COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__        No ____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____
The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1995, was $1,058,210,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1995:

                     TITLE OF CLASS                                           NUMBER OF SHARES
- --------------------------------------------------------  --------------------------------------------------------
              Common Stock, $.01 par value                                       40,025,293

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's Consolidated Financial Statements for the fiscal year ended December 31, 1994, are incorporated by reference into Parts II and IV of this Form 10-K Report and are filed as Exhibit 13 to this Form 10-K Report.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1995, are incorporated by reference into Part III of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Chiron Corporation ("Chiron" or "the Company") applies biotechnology and other techniques of modern biology and chemistry to develop products intended to improve the quality of life by diagnosing, preventing and treating human disease with a goal of reducing overall healthcare costs. Chiron participates in the global healthcare industry in: (i) diagnostics, including blood screening tests, automated immunodiagnostic systems, critical blood analytes and quantitative branched DNA ("bDNA") probe tests for human immunodeficiency virus ("HIV"), hepatitis C virus ("HCV") and hepatitis B virus ("HBV"); (ii) therapeutics, with an emphasis on oncology, serious infectious diseases and cardiovascular diseases, including the products Betaseron-Registered Trademark- (interferon beta-1b) for relapsing-remitting multiple sclerosis and Proleukin-Registered Trademark- (aldesleukin) (or "IL-2") for metastatic kidney cancer; (iii) novel adult and pediatric vaccines including vaccines under development for genital herpes ("HSV-2"), HCV, HIV, cytomegalovirus ("CMV") and a genetically engineered acellular pertussis vaccine on the market in Italy and in clinical trials in the United States and Europe; and (iv) ophthalmic surgical products including instruments and devices used for the surgical correction of vision and an intraocular implant to deliver drugs into the eye. A fifth business, Chiron Technologies, manages development of new technologies from the Company's research including a new generation of chemical therapeutics being developed through advanced techniques of drug design and discovery and a program in gene therapy.

    In 1994, Chiron, which has a history of entering into research, manufacturing and marketing collaborations with universities and other companies to commercialize technology, entered into a series of new collaborations. The most important of these new collaborations was a new partnership with Ciba-Geigy Limited of Basel, Switzerland ("Ciba"), under which Chiron and Ciba may agree to discover, develop, manufacture and market biotechnology and other healthcare products on a global scale. Chiron and Ciba will be preferred partners to augment their respective capabilities through cooperative approaches on arms' length terms to be agreed upon, but remain independent to pursue where appropriate projects outside the partnership. Under the agreement, effective January 1, 1995, Ciba acquired a 49.9 percent ownership interest in Chiron common stock through the purchase of approximately 38 percent of Chiron's then-outstanding common stock for $117 per share and the exchange of Ciba's Ciba Corning Diagnostics Corp. ("CCD") business and Ciba's interests in The Biocine Company and Biocine SpA (collectively "Biocine") for 6.6 million new shares of Chiron common stock and cash of $24 million. Also, Chiron may issue to Ciba up to $500 million of new equity, Ciba has agreed to guarantee $425 million of new debt for Chiron, and Ciba has agreed to provide at least $250 million and up to $300 million over five years in support of research at Chiron.

    The partnership with Ciba should strengthen Chiron's position as a leader in the research, development and manufacturing of biotechnology products. Chiron and its affiliate businesses and collaborators market three therapeutic biologicals, more than 50 immunodiagnostic and critical care diagnostics, and both immunodiagnostic instruments and critical blood analyzers, seven vaccines, nine generic cancer therapeutics and five ophthalmic product lines.

    Chiron was incorporated in California in 1981 and reincorporated in Delaware in 1987. Its corporate headquarters are located at 4560 Horton Street, Emeryville, California, 94608-2916, and its telephone number at that address is
(510) 655-8730.

DIAGNOSTICS

    Chiron has built a joint business with a significant worldwide presence in the immunodiagnostic market with Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company, based largely on sales of tests used to screen blood for the potential presence of HCV, which has been identified as a major cause of serious liver disease throughout the world. This business sells the full line of tests required to screen blood for hepatitis viruses and retroviruses, confirmatory tests, and microplate-
based instrument systems to automate the performance of tests and collection of data. Chiron and Ortho share equally in the pretax operating earnings generated by their joint business, including royalty payments made for the sale of HCV tests by Abbott Laboratories ("Abbott") and Pasteur Sanofi Diagnostics ("Pasteur"), which they have licensed. Chiron also has an option to share equally in the pretax operating earnings generated by Johnson & Johnson's home HIV test, which is in review at the United States Food and Drug Administration ("FDA").

    CCD, acquired by Chiron effective January 1, 1995, is the world's largest seller of systems to measure blood gases, blood electrolytes and metabolytes, which are used by hospitals to diagnose and monitor patients in critical care settings. CCD also has developed and introduced the ACS:180 and ACS:180 Plus, which are automated random access immunodiagnostic instrument systems for use by hospital and reference laboratories to detect and measure thyroid, anemia, fertility, cancer and STAT cardiac indicators.

    Chiron also is developing bDNA probe tests to quantify virus levels. Clinical evidence suggests that Chiron's bDNA probes may have utility in predicting disease progression and response to therapy. Chiron is selling bDNA probe tests for HIV, HCV and HBV for research use only in the United States and Europe, and plans to submit applications to market these tests for commercial use in measuring virus. Chiron retains the rights to commercialize these tests in the United States and Europe, but for Japan and Taiwan, has licensed marketing rights to Daiichi Pure Chemicals Co. Ltd., which received approval in 1994 to market Chiron's Quantiplex-TM- bDNA probe test for HCV in Japan.

THERAPEUTICS

    Chiron Therapeutics is Chiron's hospital and large clinic-based direct-selling business in the United States and Europe, and markets products for use principally by oncologists. Its leading product is Proleukin-Registered Trademark-, the first treatment approved for metastatic kidney cancer. In the United States, Chiron Therapeutics also markets generic chemotherapy drugs as part of a joint venture with Ben Venue Laboratories, Inc., and promotes Aredia-Registered Trademark- (pamidronate disordium for injection), a drug to treat hypercalcimia of malignancy and Paget's disease, licensed from Ciba. In Europe, Chiron Therapeutics also markets Salagen-Registered Trademark-for chronic dry mouth associated with radio-therapy of cancer, licensed from MGI Pharma, and Cardioxane, a cardioprotectant used in conjunction with chemotherapy for cancer.

    Chiron manufactures Betaseron-Registered Trademark- for Berlex Laboratories, Inc. ("Berlex"), a United States affiliate of Schering AG, Germany ("Schering AG"), which markets the product in the United States. Berlex Canada also plans to market in Canada product manufactured by Chiron. In Europe, Schering AG plans to market the product under the trade name Beneseron-Registered Trademark-, either manufactured by Boehringer Ingelheim, for which Chiron will receive a royalty, or by Chiron. During 1994, Chiron completed and had licensed a significant expansion of its facility in Emeryville, and has completed a new facility in Puerto Rico.

VACCINES

    The Biocine Company and Biocine SpA are Chiron's businesses to develop and market new vaccines, and as of January 1995 are wholly owned and managed by Chiron (Prior to January 1, 1995, Chiron and Ciba each owned 50 percent of The Biocine Company and Biocine SpA). Biocine SpA's business is based primarily on the sale of non-recombinant pediatric and flu vaccines in Italy and to a lesser extent in Southern Europe, the Middle East, the Far East, Africa and South America, and to international health services such as the World Health Organization. Among its products is a new genetically engineered acellular pertussis vaccine which began sales in Italy in late 1993 and is in the final stages of clinical trials in the United States and Northern Europe.

    The Biocine Company is developing a new generation of vaccines for serious adult infections such as HSV-2, CMV and HCV. These vaccines utilize genetically engineered antigens that are displayed in a manner that mimics the appearance of the actual agent, combined in an optimal formulation with adjuvants that stimulate the immune response. Biocine is conducting a series of Phase 3 trials of an HSV-2 vaccine to prevent or treat genital herpes. Phase 1 trials have been completed in the United States for a CMV vaccine. Biocine is in discussions with the U.S. Department of the Army and the government of Thailand regarding potential trials to study the effectiveness of a vaccine to prevent and treat HIV infection. A vaccine for HCV is in preclinical studies.

    In addition to and separate from its Biocine activities, Chiron has received royalty payments since 1986 from the sales of Recombivax-Registered Trademark-HB, a vaccine against HBV infection developed, manufactured and marketed by Merck & Co., Inc. ("Merck"), using technology developed by Chiron. Recombivax-Registered Trademark- HB was the first vaccine using recombinant technology to be licensed by the FDA for human use.

OPHTHALMICS

    Chiron Vision is Chiron's direct-selling business in ophthalmic surgical products. Chiron Vision's comprehensive line of products for the surgical correction of vision includes both hard and foldable intraocular lenses ("IOLs") for cataract replacement surgeries, phacoemulsification instruments for small-incision cataract surgeries, instruments for corneal and refractive surgeries and excimer lasers. Chiron Vision markets its excimer lasers in Europe and Canada, and in 1993 began clinical trials in the United States. Interim results of phase 3 clinical trials of Chiron Vision's ganciclovir implant showed a clinically important improvement over intravenously administered ganciclovir in delaying the progression of CMV retinitis in AIDS patients. Chiron Vision is preparing its submission to the FDA based on final results from the trials, which were completed in late 1994. Phase 2 trials have begun for an implantable lens to correct presbyopia, or farsightedness. Chiron Vision sells its products in the United States and 15 other countries and in May 1994 acquired Laboratoires Domilens S.A., a major supplier of IOLs in France.

    On March 6, 1995, the Company's Chiron Vision subsidiary announced that an agreement had been reached to purchase the ophthalmic surgical division of IOLAB, a Johnson & Johnson company, for approximately $95 million. IOLAB is a supplier of intraocular lenses and related products for ophthalmic surgeries. Following the proposed acquisition, Chiron Vision will begin a global restructuring of the combined operations to enhance manufacturing, marketing and management efficiencies.

CHIRON TECHNOLOGIES

    Chiron's drug design and discovery group combines its own proprietary technologies in combinatorial chemistry, robotic screening and selection and molecular biology with the knowledge and participation of a select group of leading academic scientists in the fields of structural biology and bio-organic chemistry, and engages in collaborations with other pharmaceutical companies including: Syntex Laboratories, Inc., Houghten Pharmaceuticals, Inc., and, since 1994, Janssen Pharmaceutica, a Johnson & Johnson company, to create libraries of compounds for characterization and screening.

    Chiron is developing a series of growth factors to treat topical wounds in collaboration with Johnson & Johnson. Johnson & Johnson has underway multi-center Phase 3 clinical trials studying the use of platelet-derived growth factor manufactured in bulk by Chiron and formulated into a gel for treatment of diabetic skin ulcers.

    In the field of gene therapy, Chiron is collaborating with Viagene, Inc. ("Viagene"), to develop gene transfer products, for the prevention and treatment of cancer, and drug activation technology, for the prevention and treatment of a broad range of human diseases, and with Ribozyme Pharmaceuticals Inc. to develop ribozyme-based therapies for HIV and other infectious diseases, cardiovascular conditions and cancer. Chiron and Viagene have begun a Phase 1 clinical trial of Viagene's gamma interferon gene therapy product used in tandem with Chiron's recombinant interleukin-2 for the treatment of malignant melanoma.

    In the area of cardiovascular disease, Chiron has begun a collaboration with G.D. Searle & Co. ("Searle") to develop tissue factor pathway inhibitor ("TFPI"), a coagulation inhibitor with potential applications in thrombotic and inflammatory diseases, trauma and critical care. Chiron and Searle have begun a Phase 1 clinical trial to prepare for further trials studying the use of TFPI in microvascular surgery. Other collaborations include: Cephalon, Inc. ("Cephalon") for the research, development and marketing of products for the treatment of neurological disorders, including insulin-like growth factor, which Cephalon has in Phase 2/3 clinical trials for treatment of amyotrophic lateral sclerosis ("ALS" or "Lou Gehrig's Disease"); Lynx Therapeutics, Inc., in the field of anti-sense for antiviral drugs aimed at three viral targets, HIV, HCV and HBV; Onyx Pharmaceuticals, Inc., for the discovery and development of cancer therapeutics and diagnostics through research into the mechanisms of molecular oncology.

COMPETITION

    Chiron competes against a large number of other biotechnology and pharmaceutical companies in the United States and internationally, and although no single company competes in every area of Chiron's interests, the competition is intense and expected to increase. Biotechnology and drug discovery are rapidly evolving fields in which new developments frequently result in product obsolescence and price competition. To compete effectively, Chiron's direct and joint businesses invest heavily in research, maintain multiple sales forces that concentrate efforts on individual classes of customers, and spend significant amounts on advertising, promotion and selling. Substantial consolidation is underway in the global healthcare industry, and is expected to produce greater efficiencies and even more intense competition.

    In the diagnostic market, the major competitor to both the Chiron-Ortho joint business and to CCD is Abbott. In addition, although initial patents for the Chiron HCV invention have issued and are being upheld through litigation that has removed certain unlicensed sellers from some markets, the joint business faces continued competition from a number of unlicensed sellers of HCV tests, including: Organon Teknika, N.V., a subsidiary of Akzo, N.V.; Murex Diagnostics, Ltd., a subsidiary of International Murex Technologies Corp.; and United Biomedical, Inc. Other companies in Japan and Europe have introduced, or may be preparing to introduce, competing HCV tests. In addition to Abbott, CCD faces competition in the immunoassay market from Boehringer Mannheim and Johnson & Johnson, which purchased the diagnostic and clinical chemistry business of Kodak. Chiron's bDNA probe tests compete with products from affiliates of F.
Hoffmann-La Roche, Ltd., ("Roche") (which is developing tests based on polymerase chain reaction ("PCR")), Abbott and Digene and may compete with Gene-Trak Systems and Gen-Probe Incorporated.

    In the therapeutics market, Proleukin-Registered Trademark- competes with alpha interferon sold by Schering Plough Corporation and by Roche as a treatment for metastatic kidney cancer. Several other biotechnology companies are developing IL-2 or other interferons as immune-system-based therapies for cancers and infectious diseases, including Roche, Genentech, Inc. ("Genentech"), and Amgen Inc. Approximately 30 companies compete in the United States market for anticancer chemotherapies, including Bristol-Myers Squibb Company, which accounts for nearly half the market. Chiron's therapeutic products in development for cancer, infectious diseases and cardiovascular disease face competition from companies such as Genetics Institute, Immunex Corporation, Genentech and many other biotechnology companies.

    Four large companies hold the greatest share of the worldwide vaccine market: Merck and SmithKline Beecham ("SmithKline"), both of which market pediatric vaccines and the only widely sold recombinant vaccines for hepatitis B infection; Lederle Praxis Biologics ("Lederle"), a division of American Home Products; and the combination of Connaught Laboratories, Inc., and Pasteur Merieux Serums et Vaccins (which separately has a strategic alliance with Merck) both of which sell pediatric vaccines. SmithKline and Lederle are developing vaccines for genital herpes, and a number of other companies have HIV vaccines in clinical trials, including Genentech and Immune Response Corp.

    Chiron Vision competes against numerous healthcare, pharmaceutical and biotechnology companies in the research, development and marketing of devices and therapeutic products for the ophthalmic surgery market. Chiron Vision's competition in its largest product line, intraocular lenses, includes Alcon Laboratories, Inc., a division of Nestle SA, Allergan, Inc., IOLAB, a division of Johnson & Johnson (See Part I, Item 1. Business -- Ophthalmics), Pharmacia AB, Staar Surgical Co. and Storz Instrument Company, a subsidiary of American Home Products. Gilead Sciences, Inc., a biotechnology company, has in the final stages of clinical trials a systematically injectable pharmaceutical that may compete against Chiron Vision's ganciclovir implant.

    Betaseron-Registered Trademark-, the only product licensed in the United States to treat relapsing-remitting multiple sclerosis, began usage by patients in October 1993. Potential competing products to Betaseron-Registered Trademark-in the United States and Europe include two products that have completed clinical trials and which their manufacturers plan to make regulatory applications to market: recombinant beta interferon from Biogen, Inc.
("Biogen"), and Copolymer 1 from Teva Pharmaceuticals. Other companies have entered, or are preparing to enter, products into clinical trials for multiple sclerosis. In Europe, Schering's product Beneseron-Registered Trademark- is not yet licensed, and Ares Serono sells in Italy and Spain an extracted form of beta interferon as a treatment for, among other indications, multiple sclerosis, and holds licenses for other indications in several countries, including Germany.

    A significant amount of research in biotechnology is performed in universities and nonprofit research organizations. These entities are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing revenues. The competition among large pharmaceutical companies and smaller biotechnology companies to acquire technologies from these entities also is intensifying. While Chiron actively collaborates with such entities in research and has and will continue to license their technologies for further development, these institutions also compete with Chiron to recruit scientific personnel and to establish proprietary technology positions.

MANUFACTURING

    Chiron currently has licensed manufacturing facilities in Emeryville, California for the production of biologicals and Chiron Vision has manufacturing operations in Huntington, West Virginia, Irvine, California, Rapid City, South Dakota, Sydney, Australia, Lyon, France, Munich, Germany and Amsterdam, The Netherlands. Chiron began a major manufacturing expansion in early 1993 designed to meet the projected demand for Betaseron-Registered Trademark- and other products that are in the late stage of development. Chiron spent $106 million on capital expenditures in 1994, primarily on manufacturing expansion. In 1994, the Company completed upgrades to the St. Louis, Missouri and Puerto Rico facilities. The next phase will be obtaining regulatory approvals for these facilities. In addition, the Company has a facility in Vacaville, California currently under construction, with completion expected in 1995. Substantial additional capital investment will be required in connection with preparation for large scale clinical trials and commercialization of vaccine products, bDNA probes, therapeutic products and other products as they approach commercial introduction. Facilities for the production of these products must be approved by the FDA as complying with GMP requirements before products produced in them can be sold. In addition, Chiron must obtain various approvals and permits from local regulatory authorities. Failure to obtain all necessary approvals and permits and to complete such facilities on a timely basis would materially and adversely affect the continued development and introduction of Chiron products.

MAJOR CUSTOMERS

    Ciba and its affiliates are related parties and collectively contributed 11 percent, 13 percent and 6 percent of total revenues in 1994, 1993, and 1992, respectively. Johnson & Johnson and its affiliates are related parties and collectively contributed 22 percent, 32 percent and 38 percent of total revenues during 1994, 1993, and 1992, respectively. During 1994, sales of Betaseron-Registered Trademark- to Chiron's marketing partner accounted for 23 percent of total revenues (4 percent in 1993).

    For a discussion of revenues by geographic areas, see Note 10 to the 1994 Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

    The Company's two primary sources of new product candidates are internal research and development and collaboration and licensing with other healthcare companies. Research and development expense, which includes payments to collaborative partners, for the years ended December 31, 1994, 1993 and 1992 was $166.2 million, $140.0 million and $142.3 million, respectively. Under contracts where reimbursement is based upon work performed, the related research and development expenses were $72.4 million, $61.5 million and $47.3 million in 1994, 1993 and 1992, respectively.

RAW MATERIALS

    Raw materials and laboratory supplies utilized in the Company's research are generally available from several commercial sources. In certain projects, sample tissues and cell strains used for the Company's research and development may be difficult to obtain. The Company relies upon its good relations with other researchers and institutions to obtain the majority of such strains and samples. Sources include blood banks, hospitals, universities and national laboratories. Most raw materials necessary for process development, production scale-up and commercial manufacturing are generally available from multiple commercial sources. However, certain processes require materials from sole sources or materials that are difficult for suppliers to produce and certify to the Company's specifications or for which the raw materials may be in short supply. Although Chiron maintains an awareness of the condition of these suppliers, their ability to supply the Company's needs and the market conditions for these materials, there is a risk that material shortages could impact production efforts. The Company believes that its relationships with its commercial suppliers are good.

GOVERNMENT REGULATION

    Regulation by governmental agencies in the United States and other countries is a significant and changing factor in Chiron's research and development effort, and in the Company's plans to produce and market both approved products and those nearing approval. Intent to market products in Europe brings an added regulatory burden, as the role of the European Economic Community has increased significantly in recent years.

    The Company's products (both marketed and investigational) in the United States are primarily biologicals, but also include generic anticancer drugs, diagnostic tests and instruments and ophthalmic devices. All are regulated under the Food, Drug, and Cosmetic Act and supporting regulations. The biological products are additionally regulated under the Public Health Service Act and supporting regulations. Licensing of a biological product in the United States is accompanied by a requirement to simultaneously license the manufacturing establishment.

    Licensing of the establishment includes a requirement that all facilities used to manufacture, fill, test and distribute the product in interstate commerce be inspected and approved by the FDA's Center for Biologics Evaluation and Research. The review and inspection process includes a review of all labeling, including the vial, carton, box, and packers, as well as promotional and advertising materials.

Since every FDA decision requires submission of documentation (such as a Product License Application, or Establishment License Application), the preparation of the documentation, its submission and audit review determines the speed with which a research program is translated into a marketed product.

    European regulations are being harmonized, with a major transition in review authority and procedures scheduled for 1995. It remains to be seen what effect, if any, the proposed change in review process will have on the overall approval process.

PATENTS AND PROPRIETARY RIGHTS

    Intellectual property (e.g., patents, trade secrets and trademarks) is important to the business of the Company. Chiron and its subsidiaries have a substantial number of pending patent applications and granted patents in the United States and in foreign countries. It is not known how many of these pending patent applications will be granted as patents and at least some of the pending applications will be abandoned. A number of patents and patent applications owned by third parties have been licensed exclusively, semiexclusively or nonexclusively to Chiron and its subsidiaries for one or more fields of use. Chiron and its subsidiaries also own a number of trademarks in the United States and foreign countries.

    Due to unresolved issues regarding the scope of protection provided by such patents, as well as the possibility of patents being granted to others, there can be no assurance that the patents owned or licensed to Chiron and its subsidiaries will provide substantial protection or commercial benefit. The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant time lag between the filing of a patent application and its review by appropriate authorities and the lack of significant legal precedent involving biotechnology inventions make it difficult to predict accurately the breadth or degree of protection that patents will afford Chiron's or its subsidiaries' biotechnology products or their underlying technology. It is also difficult to predict whether valid patents will be granted based on biotechnology patent applications or, if such patents are granted, to predict the nature and scope of the claims of such patents or the extent to which they may be enforceable.

    Important legal questions remain to be resolved as to the extent and scope of available patent protection in the United States and abroad. Under United States law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, there can be no assurance that Chiron's patents will afford legal protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others or that others will not obtain patents that Chiron would need to license or design around.

    Trade secrets and confidential information are likely to be important to Chiron's commercial success. Although Chiron and its subsidiaries seek to protect trade secrets and confidential information they believe to be significant, there can be no assurance that others will not either develop independently the same or similar trade secrets or confidential information or obtain access to such trade secrets or confidential information. Furthermore, there can be no assurance others have not obtained or will not obtain patent protection that will preclude Chiron or its subsidiaries from using their trade secrets or confidential information.

    Most countries limit the enforceability of patents against government agencies or government contractors. Generally, the patent owner may be limited to monetary relief and may be unable to enjoin infringement. This can be of particular importance in countries where a major customer of Chiron or its licensees is a governmental agency. The inability to enjoin such infringement and the necessity of relying exclusively on monetary compensation could materially diminish the value of a particular patent. Furthermore, many countries (including European countries) have compulsory licensing laws under which third parties may compel the grant of non-exclusive licenses under certain circumstances (for example, failure to "work" the invention in the country, patenting of improvements by a third party or failure to supply a product related to health and safety). The mere existence of such limits on injunctive relief and compulsory licensing systems could force Chiron to grant a license it would not have otherwise granted.

    Chiron is aware that others, including various competitors, educational institutions and governmental organizations have intellectual property, particularly patents and pending patent applications, in the United States and other countries potentially useful or necessary to Chiron's and its subsidiaries' businesses including vaccines, diagnostics, therapeutics, oncology and ophthalmics. Some of these patents and applications claim only specific products or methods of making such products, while others claim more general processes or techniques. There may be similar third-party intellectual property important to the business of Chiron or its subsidiaries of which the Company is not currently aware. It is likely that in the future others will obtain patents or develop proprietary rights that might be necessary or useful for the manufacture, use or sale of some products by Chiron or its subsidiaries. Certain of these patents or rights may be sufficiently broad to prevent or delay Chiron or its subsidiaries from practicing necessary technology, including the manufacture and/or marketing of products important to Chiron's current and future business. The scope, validity and enforceability of such patents, if granted, the extent to which Chiron or its subsidiaries may wish or need to obtain licenses thereunder and the cost and availability of such licenses are not susceptible to accurate prediction. If Chiron or its subsidiaries do not obtain such licenses, products may be withdrawn from the market, or delays could be encountered in market introduction while an attempt is made to design around such patents. Alternatively, Chiron or its subsidiaries could find that the development, manufacture or sale of such products is foreclosed. Chiron or its subsidiaries could incur substantial costs in challenging the validity or scope of such patents.

    Chiron is currently involved in legal proceedings involving patents and expects that litigation relating to the validity and scope of certain patents and its proprietary rights and those of third parties will continue to arise in the future. (See Part I, Item 3. Legal Proceedings). Substantial costs could be incurred in defending the validity or scope of patents owned by or licensed to Chiron or its subsidiaries. If Chiron and its subsidiaries are unable to obtain strong proprietary rights to protect a product after the expenditure of funds to obtain regulatory approval, competitors may be able to market competing products without being required to undertake the same lengthy and expensive development efforts that Chiron and its subsidiaries already have completed. In these cases, it is possible that price competition could become a principal competitive factor in the marketing of such products. If Chiron or any of its subsidiaries should lose litigation with respect to third party intellectual property rights, Chiron and its subsidiaries could be precluded from manufacturing or marketing certain products and incur substantial liability for damages and attorney fees.

EMPLOYEES

    At December 31, 1994, Chiron and its subsidiaries employed 2,668 people on a full-time and part-time basis in ten principal locations on three continents. Of Chiron's employees, 1,729 were involved in research, development and manufacturing efforts and 939 were involved in operations, administration, sales and marketing and finance.

ITEM 2.  PROPERTIES

    At December 31, 1994, Chiron owned and leased approximately 1.6 million square feet of building space on three continents. Following is a summary of the Company's properties:

                                                     BUILDINGS (SQ. FT.)
                                                    ----------------------   LAND
                                                      LEASED      OWNED     (ACRES)
                                                    ----------  ----------  -------
Location:
  Emeryville, California..........................     811,877      45,525       7
  Other United States (including Puerto Rico).....     223,161     202,496      63
  Europe..........................................     163,369     105,448    --
  Rest of world...................................      23,559      21,500       1
                                                    ----------  ----------  -------
                                                     1,221,966     374,969      71
                                                    ----------  ----------  -------
                                                    ----------  ----------  -------

    Chiron's principal facilities are located in Emeryville, California, and are used for research and development, manufacturing and administrative activities. Currently, several of these buildings are undergoing general construction upgrades and expansion.

    Included in the chart above is a location of 30,000 square feet on 51 acres in Vacaville, California, which is currently under construction. This facility will expand the Company's manufacturing capacity and is expected to become operational within one year. During 1994, Chiron completed construction of facilities in St. Louis, Missouri and Puerto Rico for the manufacture of Betaseron-Registered Trademark- and other products in the late stage of development. These facilities are currently manufacturing clinical materials or awaiting FDA approval.

    Elsewhere in the United States, the Company leases facilities in three locations: Irvine, California, Huntington, West Virginia, and Rapid City, South Dakota, for manufacturing, research and development, and administration. No additional expansion of these facilities is planned in the near future.

    As  of December 31, 1994, Chiron  had operations in eight foreign countries:
Australia, Canada, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. These facilities are primarily sales offices, with manufacturing operations in Australia, Germany, France and The Netherlands.

    Upon completion of the expansion of manufacturing capacity mentioned above, Chiron believes that it will have sufficient manufacturing facilities to meet its needs for the foreseeable future. Chiron is currently in the planning stage for a large-scale expansion of its research and administration facilities in Emeryville, California.

ITEM 3.  LEGAL PROCEEDINGS

    MUREX DIAGNOSTICS, LTD. On March 2, 1992, Chiron together with Ortho Diagnostic Systems, Inc. ("Ortho") and Ortho Diagnostic Systems, Ltd., filed suit in the High Court for England and Wales against Murex Diagnostics, Ltd. ("Murex"), alleging infringement of Chiron's U.K. Patent No. 2,212,511 ("the '511 patent") as a result of Murex's manufacture and sale of HCV immunoassay kits in the U.K. Murex is a subsidiary of International Murex Technologies Corp., a Canadian company. Chiron and Ortho sought injunctive relief and unspecified damages. While the relevant patent claims were found valid and infringed, the court denied any damages or injunctive relief because it found Murex had a defense under Section44 of the U.K. Patents Act. On October 28, 1993, Chiron and Ortho began new infringement proceedings against Murex requesting unspecified damages and injunctive relief. On May 27, 1994, the court granted judgment for Chiron and Ortho, holding the '511 patent valid and infringed, and ordered Murex to pay damages in an amount to be determined. Murex has appealed. Chiron's and Ortho's request for an injunction was granted on November 29, 1994. Chiron is informed that officials within the British Ministry of Health have in the past raised the possibility of authorizing Murex's infringement of the '511 patent under the "Crown use" provisions of British law, with respect to the sale of HCV immunoassay kits to the British National Health Service. Further, Murex has stated that it will apply for a compulsory license under the '511 patent. Infringement proceedings against Murex on German and European patents corresponding to the '511 patent have also been filed by Chiron and Ortho in Germany, Italy, The Netherlands and Belgium. On January 23, 1995, Chiron and Ortho were granted an injunction in Germany. Murex has brought an action in Australia seeking the revocation of the Australian counterpart of the '511 patent. Chiron has counterclaimed for infringement.

    ORGANON TEKNIKA, LTD. On May 4, 1994, Chiron instituted summary legal proceedings against Organon Teknika, B.V., Akzo Pharma, B.V., Akzo Pharma International, B.V., Organon Teknika, N.V (all subsidiaries of Akzo N.V. (collectively referred to as "Organon")), and United Biomedical, Inc. ("UBI"), the supplier of Organon's HCV antigens and kits, in the District Court of the Hague, The Netherlands, alleging infringement of European Patent No. 318,216 ("the '216 patent") as a result of the defendants' manufacture and sale of HCV immunoassay kits. On July 22, 1994, Chiron was granted a cross-border preliminary injunction against further infringement, including sale of the UBI kit, by Organon in Austria, Belgium, Switzerland, Germany, Spain, France, Italy, Liechtenstein, Luxembourg, The Netherlands and Sweden. Organon and UBI have appealed the injunction. The '216 patent is a counterpart of the British '511 patent. Infringement proceedings brought by Chiron and Ortho are also pending against Organon in Italy and Belgium, (based on the '216 patent), and in the U.K., (based on the British '511 patent), in proceedings consolidated with the actions against Murex, described above.

    DANIEL W. BRADLEY. On December 20, 1994, Dr. Daniel W. Bradley, a former scientist at the U.S. Centers for Disease Control (the "CDC") brought suit in the United States District Court for the Northern District of California against Chiron, Ortho, certain employees of Chiron, and the United States government. The basis of the suit is that Bradley, who collaborated with Chiron scientists on the research that led to the discovery of HCV, alleges he has been wrongly excluded as an inventor of HCV. He requests various forms of relief, including declarations that he is an inventor of Chiron's patents related to HCV and that these patents are unenforceable as to Chiron. Bradley further seeks monetary damages and a constructive trust on all past and future profits derived from Chiron's HCV invention, which are estimated by Bradley to be in excess of $1 billion, as well as penalties under federal and state Racketeering and Corrupt Organization (RICO) statutes. Chiron believes that this suit is without merit and that substantial defenses exist. In 1990, Bradley and the CDC entered into a settlement agreement regarding his claims of inventorship in which any rights either Bradley or the CDC might have were assigned to Chiron. Chiron believes that the settlement agreement is valid and bars nearly all of the claims in the subject litigation.

    SICOR. In April 1991, Alco Chemicals, Ltd. ("Alco") and Sicor, SpA ("Sicor"), Cetus Ben Venue Therapeutics' ("CBVT") former suppliers of bulk doxorubicin, filed suit in the United States District Court for the Northern District of California against Cetus Oncology Corporation ("Cetus"), Ben Venue Laboratories, Inc. ("Ben Venue"), CBVT and Erbamont, Inc. ("Erbamont") and its affiliates. Sicor had been prevented from manufacturing product for CBVT since September 1990, when Sicor's facilities in Italy were ordered closed by the government in connection with trade secret litigation in Italy. In March 1991, CBVT entered into an agreement with Erbamont which provided for, among other things, the settlement of several legal proceedings then pending relating to Erbamont's alleged doxorubicin proprietary rights, and the exclusive supply of doxorubicin to CBVT by Erbamont. The Sicor complaint alleges breach of the CBVT contract to purchase bulk doxorubicin from Sicor, as well as antitrust violations and interference with contractual relations, and seeks unspecified damages. Cetus has denied any entitlement to recovery in this lawsuit and has filed a counterclaim against the plaintiffs for fraud and breach of contract based on Sicor's failure to deliver the bulk product. In an order filed on January 11, 1993, the judge granted summary judgment motions in favor of the Cetus parties and Erbamont with respect to the Sicor and Alco claims. Sicor has appealed the summary judgment to the Ninth Circuit Court of Appeals in a notice filed April 5, 1993. In August 1993, Sicor dismissed its claims against Erbamont. A hearing before the Ninth Circuit was held July 12, 1994, but no decision has yet been issued. In the event that the summary judgment is overturned and the case is remanded for trial, the Company believes that it has substantial defenses to the claims. A related arbitration before the International Chamber of Commerce in Paris brought by Sicor against Chiron, Cetus and Ben Venue has been stayed pending the resolution of the Cetus parties' counterclaims in the above-described litigation.

    In February 1995, Sicor and Alco filed a further action in the United States District Court for the Northern District of California against CBVT for amounts allegedly owed by CBVT to Sicor and Alco for the supply of doxorubicin, plus interest and attorneys' fees. Internal investigation of the claim is under way, and there has been no action in this suit.

    ADVANCED CHEMTECH. On August 11, 1994, Advanced ChemTech, Inc. brought a lawsuit against Chiron in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that certain Chiron patents relating to peptide mixtures are invalid and unenforceable and that Chiron had engaged in unfair competition and unfair business practices in asserting its patent rights. Advanced ChemTech is asking the court to find: (1) that the patent at issue is invalid and unenforceable; (2) that Advanced ChemTech does not infringe the patents; and (3) damages according to proof. Chiron has answered and counterclaimed for infringement of its patents. Chiron believes that it has substantial defenses against the claims asserted by Advanced ChemTech.

    ABBOTT LABORATORIES. On December 13, 1993, Chiron filed a patent infringement action against Abbott Laboratories ("Abbott") in the United States District Court for the Northern District of California. The suit, which alleges infringement of Chiron's U.S. Patent No. 5,156,949, claiming the use of recombinant envelope antigens in immunoassays for HIV antibodies, is based on Abbott's sale of unlicensed HIV immunoassay tests which are believed to fall within the scope of one or more patent claims. Abbott is defending this suit on the basis of invalidity and non-infringement. Chiron is requesting unspecified damages and injunctive relief. Cross motions for summary judgement on Abbott's defenses of inequitable conduct and prior invention are currently pending.

    On April 26, 1994, Abbott filed suit against Chiron in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that the Company has, by making, using and selling nucleic acid hybridization assays, infringed three U.S. patents owned by third parties and licensed to Abbott. Abbott is seeking injunctive relief and damages in an unspecified amount. The Company believes that it has substantial defenses and intends to defend this suit vigorously.

    CARNEGIE-MELLON UNIVERSITY. On August 20, 1994, Carnegie Mellon University and Three Rivers Biologicals, Inc. brought a lawsuit in the United States District Court for the Western District of Pennsylvania against Hoffmann-La Roche, Inc., Roche Molecular Systems, Inc., the Perkin-Elmer Corporation, Chiron and Cetus Oncology Corporation claiming that the defendants infringed certain United States patents relating to plasmids for the expression of an enzyme which may be useful in connection with polymerase chain reaction ("PCR") processes and products. Cetus sold its PCR business to F. Hoffmann-La Roche Ltd. and Hoffmann-LaRoche, Inc. ("Roche") in 1991. Carnegie Mellon and Three Rivers Biologicals are seeking a finding that the defendants willfully infringed the patents at issue, injunctive relief and damages according to proof. All defendants have answered the complaint. Discovery has only recently begun. The facts of the case, including any indemnification rights or obligations among the defendants, are currently under review. However, Chiron believes that it, and its wholly owned subsidiary, Cetus Oncology, have significant defenses.

    SUMMIT. On September 29, 1994, Summit Technology Ireland B.V., a subsidiary of Summit Technology, Inc., a manufacturer of ophthalmic excimer lasers, filed a patent infringement action in the Regional Court of Dusseldorf, Germany, against two German companies affiliated with Chiron Vision and their respective managing directors. The suit alleges that the manufacture and sale in

Germany of Chiron Vision's ophthalmic excimer laser infringes certain European patents held by plaintiff. The plaintiff is seeking injunctive relief and damages which it currently estimates at DM 2 million. The Company intends to vigorously defend this lawsuit, and believes it has substantial defenses. Chiron Technolas continues to manufacture ophthalmic excimer lasers which are distributed by Chiron Vision and its subsidiaries, thereby exposing the Company to damages with respect to its continuing activities in the event plaintiff prevails. Chiron Technolas is currently Chiron Vision's sole source of ophthalmic excimer lasers and an injunction, if it were to issue, could preclude the Company from serving its market for the product.

    STOCKHOLDER LITIGATION. In November 1994, Chiron, its directors, and certain of its officers were sued in three essentially identical actions filed as class actions on behalf of Chiron stockholders, alleging that the directors had violated their fiduciary duty by failing to maximize stockholder value in connection with the series of transactions affected with Ciba-Geigy which were announced on November 20, 1994, by, among other things, not taking all possible steps to seek out and encourage the best offer for the Company once the Company had been put in play. Two of the actions filed respectively on November 14, 1994 and November 22, 1994 (HANNA V. CHIRON CORP, ET AL., C.A. No. 13874, and DEZUBE
V. CHIRON CORPORATION ET AL., C.A. No. 13896) were filed in the Court of Chancery of the State of Delaware in and for New Castle County. The complaints in both cases ask for injunctive relief, rescission and attorneys' fees. Plaintiff in the HANNA action additionally seeks damages in an unspecified amount. Plaintiff in the DEZUBE action additionally seeks an accounting. The complaints have been answered by all defendants, who deny the material allegations of the complaints. The third action was filed in the Superior Court of California, Alameda County, Northern Division on December 1, 1994 (PERERA ET AL. V. CHIRON CORPORATION ET AL., Case Action No. 744522-2). Plaintiff seeks injunctive and declaratory relief, an accounting, costs and disbursements, including attorneys' and experts' fees, and other relief. The defendants intend to defend vigorously these matters.

    SCRIPPS CLINIC ET AL. V. CHIRON CORPORATION. The Company is defending a lawsuit filed on November 8, 1983, by the Scripps Clinic and Research Foundation and Revlon, Inc., in the United States District Court for the Northern District of California alleging that Chiron's research program to synthesize a protein associated with human blood clotting ("Factor VIII:C") through genetic engineering techniques infringes plaintiff's rights under a patent for purified Factor VIII:C. The suit seeks an injunction against further infringement, an accounting, compensatory damages of at least $10 million and punitive damages in the same amount. After the trial court granted summary judgment in favor of Chiron, the plaintiffs appealed. The United States Court of Appeals for the Federal Circuit reversed the trial court, finding that summary judgment was not appropriate and directing that a number of issues be tried, including the issues of inequitable conduct on the part of Scripps, patent validity and patent infringement. No trial date has yet been set and it is unclear when a date will be set. Chiron intends to vigorously assert its defenses at trial.

    ALLERGAN MEDICAL OPTICS V. CHIRON CORPORATION. On December 8, 1992, Allergan Medical Optics filed a lawsuit in the United States District Court for the Central District of California against Chiron and Chiron IntraOptics (now Chiron Vision). The complaint alleges that Chiron Vision's mechanical inserter used to place the Chiron foldable intraocular lens in the eye during cataract surgery infringes a patent licensed exclusively to Allergan. Allergan is seeking an injunction against sales of the inserter, damages in an unspecified amount, and attorneys' fees. Discovery in the case has commenced. The Company believes that it has substantial defenses based, among other things, upon invalidity of the patent in suit. The Company continues to distribute the allegedly infringing inserter and therefore continues to be exposed to damages in the event that Allergan prevails. Cross motions for summary judgments have been denied. A bifurcated trial is expected to begin in 1995, trying first certain issues of ownership and rights under license from Allergan to Starr Surgical Co. and through Starr to Chiron, and then issues of infringement and invalidity. The Company believes it has rights of indemnity from Starr with respect to certain damages that may be awarded against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of Chiron's stockholders in the quarter ended December 31, 1994.

                               EXECUTIVE OFFICERS

    The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows:

              NAME                AGE                    TITLE
- --------------------------------  ---  -----------------------------------------
William J. Rutter, Ph.D.          66   Chairman of the Board
Edward E. Penhoet, Ph.D.          54   President and Chief Executive Officer

Renato Fuchs, Ph.D.               52   Senior Vice President, Manufacturing and
                                        Development Operations
William G. Green, Esq.            50   Senior Vice President, Secretary and
                                        General Counsel
David W. Martin, M.D.             54   Senior Vice President; President, Chiron
                                        Therapeutics
Pablo D.T. Valenzuela, Ph.D.      53   Senior Vice President, Biologicals
                                        Research and Development
Lewis T. Williams, M.D., Ph.D.    46   Senior Vice President, Research and
                                        Development; President, Chiron
                                        Technologies
Dennis L. Winger                  47   Senior Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer

Robert P. Blackburn, Esq.         38   Vice President and Chief Patent Counsel
Rajen K. Dalal                    41   Vice President, Corporate Planning
Dino Dina, M.D.                   48   Vice President, Virology and Vaccine
                                        Development; President, The Biocine
                                        Company
William G. Gerber, M.D.           48   Vice President; President, Chiron
                                        Diagnostics
Alain Herrera, M.D.               44   Vice President; President, Chiron
                                        Therapeutics Europe
William J. Link, Ph.D.            48   Vice President; Chief Executive Officer,
                                        Chiron Vision
Mario Lorenzoni                   53   Vice President; Chief Executive Officer,
                                        Biocine SpA
Bernardita Mendez, Ph.D.          42   Vice President, Regulatory and Quality
                                        Affairs
Walter H. Moos, Ph.D.             40   Vice President, Chemical Therapeutics
                                        Research and Development
Mickey S. Urdea, Ph.D.            42   Vice President, Nucleic Acid Systems
                                        Research and Development
C. William Zadel                  51   Vice President; President, Ciba Corning
                                        Diagnostics Corp.

    DR. RUTTER was a co-founder of the Company and has served as its Chairman of the Board since the Company's inception in 1981. He was Director of the Hormone Research Institute at the University of California, San Francisco Medical Center, from 1983 to May 1989 and has been on the faculty at the University of California, San Francisco, since 1969, becoming Professor Emeritus in 1991.

    DR. PENHOET, a co-founder of the Company, has been Chief Executive Officer and a Director since the Company's inception in 1981, and was President from 1981 to 1989 and Vice Chairman from 1989 until 1993. Dr. Penhoet reassumed the title of President effective April 1, 1993. He has been a faculty member at the University of California, Berkeley, for 21 years.

    DR. FUCHS joined the Company as Senior Vice President, Manufacturing and Development Operations in 1993. From 1988 until joining Chiron, he was with Centocor, Inc., most recently as Senior Vice President of Pharmaceutical Development.

    MR. GREEN joined the Company as Vice President and General Counsel in October 1990, having served as Secretary or Assistant Secretary since the Company's inception in 1981. In February 1992, he became Senior Vice President, Secretary and General Counsel. From 1981 to 1990, he was a partner in the San Francisco law firm of Brobeck, Phleger & Harrison.

    DR. MARTIN joined the Company as Senior Vice President and President of Chiron Therapeutics in January 1994. From 1990 to 1993, he was Executive Vice President, Research and Development, for Dupont Merck. From 1983 to 1990, he was with Genentech, Inc., most recently as Senior Vice President, Research and Development.

    DR. VALENZUELA, a co-founder of the Company, became Senior Vice President in March 1989 having served as Vice President and Director of Research since the Company's inception in 1981. He was associated with the University of California, San Francisco, and also has held adjunct faculty positions at Catholic University in Santiago, Chile.

    DR. WILLIAMS joined the Company in August 1994 as Senior Vice President of Research and Development and President of Chiron Technologies. From 1988 until joining the Company, he was a professor of medicine at the University of California, San Francisco. Prior to joining USCF, he was on the faculty of Harvard Medical School. In addition, he was a co-founder and Director of COR Therapeutics, Inc. from 1988 until joining the Company.

    MR. WINGER joined the Company in August 1989 as Vice President, Finance and Administration, and Chief Financial Officer. He became Senior Vice President, Finance and Administration, and Chief Financial Officer, in February 1992. He was Vice President and Chief Financial Officer of The Cooper Companies from 1987 to 1989.

    MR. BLACKBURN joined the Company in April 1989 as Director of Intellectual Property. He became Vice President and Chief Patent Counsel in February 1992. Prior to joining the Company, he was a partner in the law firm of Ciotti & Murashige, Irell & Manella.

    MR. DALAL joined Chiron in December 1991 as Vice President, Corporate Planning. From 1983 until joining Chiron, he was with the international consulting firm of McKinsey & Company in the firm's pharmaceuticals, medical devices and diagnostics industries practice.

    DR. DINA joined the Company as Director of Virology in 1982. In November 1990, he became Vice President, Virology and Vaccine Development, and in February 1993, Vice President, Virology and Vaccine Development and President, The Biocine Company.

    DR. GERBER joined Cetus in 1987 as Senior Director of Corporate Ventures, becoming Vice President and General Manager, PCR Division, in 1988 and Senior Vice President in September 1990. In December 1991, Dr. Gerber became Vice President, and President, Chiron Diagnostics.

    DR. HERRERA was promoted to Vice President and President of Chiron Therapeutics Europe in 1993. From 1991 until 1993, he was Managing Director of the Company's EuroCetus office in France. From 1987 until joining Chiron, he was Managing Director of Pierre Fabre Oncologie Laboratories.

    DR. LINK joined the Company as President of Chiron Ophthalmics, Inc. in February 1986. In November 1990, he became Vice President and in January 1992, also became Chief Executive Officer, Chiron Vision.

    MR. LORENZONI joined the Company in January 1995 as Vice President; and Chief Executive Officer of Biocine SpA. Prior to joining the Company, he was Chief Executive Officer of Biocine SpA since 1994 and Managing Director of Biocine SpA since 1992. Prior to 1992, he was Vice Director of Ciba Italy.

    DR. MENDEZ joined the Company in 1984 in Scientific Affairs following post-doctoral studies at the University of California, Berkeley. She became Director of Regulatory and Patent Affairs in 1987, Vice President, Regulatory Affairs, in February 1992, and in February 1993 became Vice President, Regulatory and Quality Affairs.

    DR. MOOS joined Chiron in October 1991 as a Vice President of Research and Development and Director of Chemical Therapeutics. He became Vice President, Chemical Therapeutics Research and Development, in February 1992. From 1982 until joining Chiron, he was with the Parke-Davis Pharmaceutical Research Division of the Warner-Lambert Company, where he last held the position of Vice President, Neuroscience and Biological Chemistry. Dr. Moos has been an Adjunct Professor of Pharmaceutical Chemistry at the University of California, San Francisco since 1992.

    DR. URDEA joined the Company in 1981 after a post-doctoral fellowship at the University of California, San Francisco, and has directed nucleic acid diagnostic efforts at Chiron since that time. He became Vice President, Nucleic Acid Systems Research and Development, in February 1992.

    MR. ZADEL joined the Company in January 1995 as Vice President and President of Ciba Corning Diagnostics Corp. Prior to joining the Company he was President and Chief Executive Officer of Ciba Corning Diagnostics Corp. since 1986.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The information under the caption "Market Price of Common Stock" on page 38 of the 1994 Consolidated Financial Statements, which is included as Exhibit 13 to this Form 10-K Report, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                  1994           1993          1992          1991         1990
                                              -------------  ------------  ------------  ------------  -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
  Total revenues............................  $     453,979  $    317,535  $    246,260  $    141,498  $    99,087
  Other income (expense), net...............        (10,403)        7,949         6,973        12,997        5,305
  Income (loss) before extraordinary item...         18,325        18,384       (92,595)     (444,650)       4,536
  Net income (loss).........................         18,325        18,384       (99,252)     (444,650)       7,911
  Income (loss) per share before
   extraordinary item.......................           0.53          0.55         (3.07)       (22.54)         .26
  Net income (loss) per share...............           0.53          0.55         (3.29)       (22.54)         .45
  Weighted average shares outstanding.......         34,293        33,681        30,200        19,724       17,675

                                                                          DECEMBER 31,
                                              --------------------------------------------------------------------
                                                  1994           1993          1992          1991         1990
                                              -------------  ------------  ------------  ------------  -----------
                                                              (IN THOUSANDS, EXCEPT EMPLOYEE DATA)
Consolidated Balance Sheet Data:
  Working capital...........................  $     314,174  $    256,419  $    250,874  $    486,826  $   156,279
  Total assets..............................      1,049,742       968,597       701,115       907,162      277,535
  Long-term debt, excluding current
   portion..................................        338,061       332,991       110,681       247,466      126,116
  Accumulated deficit.......................       (575,236)     (593,561)     (611,945)     (511,783)     (67,133)
  Stockholders' equity......................        572,631       522,289       478,681       505,617      121,186

Number of employees.........................          2,668         2,179         1,867         1,706          733

    On January 8, 1992, Chiron combined with IntraOptics, Inc. in a transaction accounted for as a pooling-of-interests. All periods have been restated for the effects of this combination. On December 12, 1991, Chiron acquired Cetus in a merger accounted for by the purchase method; therefore, the operating results of Cetus are included from the date of the merger.

    On May 10, 1994, Chiron acquired Laboratoires Domilens, S.A., in a transaction accounted for by the purchase method; therefore, the operating results of Domilens are included from the date of the transaction.

    The Company has paid no cash dividends and does not expect to pay dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1-11 of the 1994 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data on pages 12-37 of the 1994 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company's current reports on Form 8-K dated March 7, 1994 and March 25, 1994, are incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1995, is incorporated herein by reference.

    Information as to Chiron's executive officers appears at the end of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    The   information  under   the  caption  "Executive   Compensation"  in  the
Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1995, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the captions "Principal Stockholders" and "Security Ownership of Management" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1995, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the captions "Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    The Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 12-37 of the 1994 Consolidated Financial Statements, which is included as Exhibit 13 to this Form 10-K Report and the Reports of Independent Auditors appearing on pages 26 and 27 of this Form 10-K, are incorporated herein by reference.

    2.  FINANCIAL STATEMENT SCHEDULES

    Schedule II -- Valuation and Qualifying Accounts

    All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b) REPORTS ON FORM 8-K

    Chiron filed a current report on Form 8-K dated November 10, 1994, reporting under Item 5:

        (1) the issuance of a press release announcing that the Company confirmed that it is in discussions with another company regarding a potential strategic alliance that would include the other company acquiring a very substantial minority equity investment in the Company; and

        (2) the issuance of a press release announcing that the Company, on behalf of its vaccine joint businesses with Ciba, entered into a letter agreement, subject to Federal Trade Commission approval, with American Home Products Corporation ("AHP") to purchase AHP's tetanus and diphtheria vaccine products.

    Chiron filed a current report on Form 8-K dated November 20, 1994, reporting under Item 5 that the Company and Ciba-Geigy Ltd. announced the signing of definitive agreements to form a strategic biotechnology collaboration that includes the acquisition by Ciba of a 49.9 percent interest in the Company.

(c) EXHIBITS

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
      2.01  Agreement  and Plan of Merger, made as of February 6, 1987, incorporated by reference to Exhibit 2.01 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
      3.01  Restated Certificate  of  Incorporation  of the  Registrant,  dated  August 18,  1987,  incorporated  by reference to Exhibit 3.01 of the Registrant's Form 10-K report for fiscal year 1991.
      3.02  Certificate  of Amendment of Restated Certificate of Incorporation of the Registrant, dated December 12,
             1991, incorporated by reference to  Exhibit 3.01 of the Registrant's  Form 10-K report for fiscal  year
             1991.
      3.03  Bylaws of the Registrant, as amended.
      4.01  Indenture,  dated as  of May  21, 1987, between  Cetus Corporation  and Bankers  Trust Company, Trustee,
             incorporated by reference  to Exhibit 4.01  of the Registrants  Form 10-Q report  for the period  ended
             September 30, 1994.
      4.02  First Supplemental Indenture, dated as of December 12, 1991, by and among Registrant, Cetus Corporation, and  Bankers Trust  Company, incorporated by  reference to Exhibit  4.02 of the  Registrant's Form 10-K report for fiscal year 1992.
      4.03  Indenture, dated as of November 15, 1993, between  Registrant and The First National Bank of Boston,  as
             Trustee, incorporated by reference to Exhibit 4.03 of the Registrant's Form 10-K report for fiscal year
             1993.
      4.04  Rights  Agreement, dated as  of August 25,  1994, between the  Company and Continental  Stock Transfer &
             Trust Company, which includes  the Certificate of  Designations for the  Series A Junior  Participating
             Preferred  Stock as Exhibit A, the form of Right Certificate  as Exhibit B and the Summary of Rights to
             Purchase Preferred Shares  as Exhibit  C, incorporated  by reference  to Exhibit  4.04 of  Registrant's report on Form 8-K dated August 25, 1994.

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
      4.05  Amendment  No. 1  to Rights  Agreement dated  as of  November 20,  1994, between  Chiron Corporation and
             Continental Stock Transfer & Trust Company, incorporated  by reference to Exhibit 4.05 of  Registrant's report on Form 8-K, dated November 20, 1994.
     10.01  Lease  between Registrant  and BGR  Associates, a  California limited  partnership, dated  May 26, 1989, incorporated by reference to Exhibit  10.01 of the Registrant's Form  10-Q report for the period  ended
             September 30, 1994.
     10.02  Lease  between Registrant and BGR  Associates II, a California limited  partnership, dated May 26, 1989, incorporated by reference to Exhibit  10.02 of the Registrant's Form  10-Q report for the period  ended
             September 30, 1994.
     10.03  Office  Sublease between Sybase,  Inc., a California  corporation, and Registrant,  dated July 18, 1991, incorporated by reference to Exhibit 10.03 of the Registrant's Form 10-K report for fiscal year 1992.
     10.04  Lease between Registrant and Bay Center Associates,  a California limited partnership, dated as of  June
             5,  1987, incorporated by reference to  Exhibit 10.33 of Registrant's Form  10-K report for fiscal year
             1987.
     10.05  Amendment to lease between Registrant and Bay Center Associates, a California limited partnership, dated
             February 4, 1988, incorporated by reference to Exhibit  10.05 of the Registrant's Form 10-Q report  for the period ended September 30, 1994.
     10.06  Amendment  to lease between Registrant and J S  Bay Center Associates, a California limited partnership, dated December 1, 1994.
     10.07  Lease between Acorn Development, Inc.,  a West Virginia corporation,  and IntraOptics, Inc., a  Delaware corporation,  dated September 12, 1991, incorporated by  reference to Exhibit 10.06 of the Registrant's
             Form 10-K report for fiscal year 1992.
     10.08  License Agreement  between the  Registrant and  the  Board of  Trustees of  the Leland  Stanford  Junior
             University,  dated December 15,  1981, incorporated by  reference to Exhibit  10.07 of the Registrant's
             Form 10-Q report for the period ended September 30, 1994.
     10.09  Joint Venture  Agreement  by and  between  Chiron Biocine  Corporation,  a California  corporation,  and
             CIBA-GEIGY Biocine Corporation, a Delaware corporation, dated April 15, 1987 (with certain confidential information  deleted), incorporated by reference to Exhibit 10.23 of the Registrant's Form 8 filed with the Commission on February 14, 1992.
     10.10  Amendment to Biocine Joint  Venture Agreement by  and between Chiron  Biocine Corporation, a  California corporation,  and CIBA-GEIGY Biocine  Corporation, a Delaware  corporation, effective as  of January 1,
             1992, incorporated by reference to Exhibit 10.63 to Registrant's Form 10-Q report for the period  ended
             June 30, 1992.
     10.11  Research  and  License  Agreement  by  and  between  Registrant  and  The  Biocine  Company,  a Delaware partnership, dated April  15, 1987  (with certain  confidential information  deleted), incorporated  by reference to Exhibit 10.24 of the Registrant's Form 8 filed with the Commission on February 14, 1992.
     10.12  License Agreement by and between CIBA-GEIGY Biocine Corporation, a Delaware corporation, and The Biocine
             Company,  a Delaware partnership, dated April 15, 1987 (with certain confidential information deleted), incorporated by reference  to Exhibit 10.25  of the Registrant's  Form 8 filed  with the Commission  on
             February 14, 1992.

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
     10.13  License  Agreement by and between Chiron Biocine  Corporation, a California corporation, and The Biocine
             Company, a Delaware partnership, dated April 15, 1987 (with certain confidential information  deleted), incorporated  by reference to  Exhibit 10.26 of  the Registrant's Form  8 filed with  the Commission on
             February 14, 1992.
     10.14  Letter Agreement signed by CIBA-GEIGY  Corporation, dated April 15,  1987, incorporated by reference  to
             Exhibit 10.13 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.15  Agreement  between the Registrant  and Ortho Diagnostic  Systems, Inc., a  New Jersey corporation, dated
             August 17, 1989, and Amendment  to Collaboration Agreement between  Ortho Diagnostic Systems, Inc.  and
             Registrant,  dated December 22,  1989 (with certain confidential  information deleted), incorporated by reference to Exhibit  10.14 of the  Registrant's Form 10-Q  report for the  period ended September  30,
             1994.
     10.16  License  and Supply  Agreement between  Ortho Diagnostic  Systems, Inc.,  a New  Jersey corporation, the
             Registrant and  Abbott Laboratories,  an Illinois  corporation,  dated August  17, 1989  (with  certain confidential  information deleted), incorporated by reference to Exhibit 10.15 of the Registrant's Form
             10-Q report for the quarter ended June 30, 1994.
     10.17  Chiron 1991 Stock Option Plan, as amended.*
     10.18  Forms of Option  Agreements, Chiron 1991  Stock Option Plan,  as amended, incorporated  by reference  to
             Exhibit 10.17 of the Registrant's Form 10-K report for fiscal year 1993.*
     10.19  Forms  of  Option  Agreements,  Cetus  Corporation  Amended  and  Restated  Common  Stock  Option  Plan,
             incorporated by reference to Exhibit 10.33 of Registrant's Form 10-K report for fiscal year 1991.*
     10.20  Forms of  Supplemental  Letter  concerning  the  assumption of  Cetus  Corporation  options  by  Chiron, incorporated by reference to Exhibit 10.34 of Registrant's Form 10-K report for fiscal year 1991.*
     10.21  Agreement  and Plan of Reorganization dated  as of October 11, 1991  by and among the Registrant, Chiron
             Ophthalmics, Inc., COI Acquisition Corp.,  IntraOptics, Inc. and James  R. Cook, M.D., incorporated  by reference to Exhibit 28.2 of Registrant's report on Form 8-K dated October 14, 1991.
     10.22  Indemnification  Agreement between the  Registrant and Dr. William  J. Rutter, dated  as of February 12,
             1987 (which form of agreement is used for each member of Registrant's Board of Directors), incorporated by reference to Exhibit 10.21 of the Registrant's  Form 10-Q report for the period ended September  30,
             1994.
     10.23  Stock  Purchase Agreement by and between the Registrant and Johnson & Johnson Development Corporation, a
             corporation organized and existing under the  laws of the State of New  Jersey, dated as of October  3,
             1986,  incorporated by reference to Exhibit  10.22 of the Registrant's Form  10-Q report for the period ended September 30, 1994.
     10.24  Stock Purchase Agreement  between the Registrant  and CIBA-GEIGY, Limited,  a corporation organized  and existing  under the laws of Switzerland, dated November  14, 1988, incorporated by reference to Exhibit
             10.23 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.25  Form of  Debenture Purchase  Agreement between  the Registrant  and CIBA-GEIGY,  Limited, a  corporation organized and existing under the laws of Switzerland, dated June 22, 1990.
     10.26  Chiron  Corporation 1.90% Convertible Subordinated Note due 2000, Series B, incorporated by reference to
             Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1993.

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
     10.27  Shareholders Agreement, dated  as of  February 28,  1992, by  and among  Chiron Corporation,  CIBA-GEIGY
             Limited  and JV VAX B.V., incorporated  by reference to Exhibit 10.40  of Registrant's Form 10-K report for fiscal year 1991.
     10.28  Investment Agreement dated  as of November  20, 1994 among  Ciba-Geigy Limited, Ciba-Geigy  Corporation,
             Ciba  Biotech Partnership, Inc. and  Chiron Corporation, incorporated by  reference to Exhibit 10.54 of the Registrant's current report on Form 8-K dated November 20, 1994.
     10.29  Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation  and
             Chiron  Corporation, incorporated by reference  to Exhibit 10.55 of  the Registrant's current report on
             Form 8-K dated November 20, 1994.
     10.30  Subscription Agreement dated as of November  20, 1994 among Ciba-Geigy Limited, Ciba-Geigy  Corporation,
             Ciba  Biotech Partnership, Inc. and  Chiron Corporation, incorporated by  reference to Exhibit 10.56 of the Registrant's current report on Form 8-K dated November 20, 1994.
     10.31  Cooperation and Collaboration Agreement dated  as of November 20,  1994, between Ciba-Geigy Limited  and
             Chiron  Corporation, incorporated by reference  to Exhibit 10.57 of  the Registrant's current report on
             Form 8-K dated November 20, 1994.
     10.32  Registration Rights Agreement dated as of November  20, 1994 between Ciba Biotech Partnership, Inc.  and
             Chiron  Corporation, incorporated by reference  to Exhibit 10.58 of  the Registrant's current report on
             Form 8-K dated November 20, 1994.
     10.33  Market Price  Option Agreement  dated  as of  November 20,  1994  among Ciba-Geigy  Limited,  Ciba-Geigy
             Corporation,  Ciba  Biotech Partnership,  Inc.  and Chiron  Corporation,  incorporated by  reference to
             Exhibit 10.59 of the Registrant's current report on Form 8-K dated November 20, 1994.
     10.34  Amendment dated as of  January 3, 1995  among Ciba-Geigy Limited,  Ciba-Geigy Corporation, Ciba  Biotech
             Partnership,  Inc.  and  Chiron  Corporation,  incorporated  by  reference  to  Exhibit  10.60  of  the
             Registrant's current report on Form 8-K dated January 4, 1995.
     10.35  Supplemental Agreement dated  as of January  3, 1995 among  Ciba-Geigy Limited, Ciba-Geigy  Corporation,
             Ciba  Biotech Partnership, Inc. and  Chiron Corporation, incorporated by  reference to Exhibit 10.61 of the Registrant's current report on Form 8-K dated January 4, 1995.
     10.36  Amendment with  Respect  to Employee  Stock  Option  Arrangements dated  as  of January  3,  1995  among
             Ciba-Geigy  Limited, Ciba-Geigy  Corporation, Ciba  Biotech Partnership,  Inc. and  Chiron Corporation,
             incorporated by reference to Exhibit 10.62 of the Registrant's current report on Form 8-K dated January
             4, 1995.*
     10.37  Supplemental Benefits Agreement, dated July 21, 1989, between the Registrant and Dr. William J.  Rutter, incorporated  by reference to Exhibit 10.27  of the Registrant's Form 10-Q  report for the period ended
             September 30, 1994.*
     10.38  Lease dated  as of  July  1, 1983  between Cetus  Corporation  and H.B.  Chapman, Jr.,  incorporated  by reference  to Exhibit 10.28  of the Registrant's  Form 10-Q report  for the period  ended September 30,
             1994.
     10.39  Amendment to Lease, dated as of March 20, 1990, amending Lease dated as of July 1, 1983, incorporated by reference to Exhibit 10(b) of Cetus Corporation's Form 10-K report for its fiscal year 1990.

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
     10.40  Lease commencing March 1,  1987, between EuroCetus B.V.  and the Municipal Land  Company of the City  of
             Amsterdam  (Translation), incorporated by reference  to Exhibit 10(k) of  Cetus Corporation's Form 10-K
             report for its fiscal year 1987 (Commission File No. 0-10003).
     10.41  Agreement commencing January 1, 1991, between Euro Cetus B.V. and the Municipal Development  Corporation
             (Translation).
     10.42  Form  of Option Agreement (with Purchase Agreements attached thereto) between Cetus Corporation and each former limited  partner of  Cetus Healthcare  Limited Partnership,  a California  limited  partnership, incorporated  by reference to Exhibit 10.31  of the Registrant's Form 10-Q  report for the period ended
             September 30, 1994.
     10.43  Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December 30,  1986, between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership II, a
             California  limited partnership, incorporated  by reference to  Exhibit 10.32 of  the Registrant's Form
             10-Q report for the period ended September 30, 1994.
     10.44  Big-O Property Purchase and Leaseback Agreement, dated as of October 31, 1988, between Cetus Corporation and Richard K. Robbins, incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.45  Triple Net Lease  dated as of  January 20,  1989, between Cetus  Corporation and BGR  Associates III,  a
             California  limited partnership,  and Marin County  Exchange Corporation, incorporated  by reference to
             Exhibit 10.34 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.46  Lease entered  into  as of  November  15,  1993 between  Hollis  R&D Associates,  a  California  General
             Partnership,  and Registrant, incorporated by reference to  Exhibit 10.35 of the Registrant's Form 10-K report for fiscal year 1993.
     10.47  Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and Hoffmann-La  Roche
             Inc.,  incorporated by reference to Exhibit  10.36 of the Registrant's Form  10-Q report for the period ended September 30, 1994.
     10.48  Letter Agreement,  dated as  of December  12, 1991,  relating to  Stock Purchase  and Warrant  Agreement between  Registrant  and  Hoffmann-La  Roche  Inc.,  incorporated  by  reference  to  Exhibit  10.59 of
             Registrant's Form 10-K report for fiscal year 1991.
     10.49  Agreement and Plan of  Merger dated as  of July 21,  1991, by and  among Registrant, Chiron  Acquisition
             Subsidiary,  Inc. and Cetus Corporation, incorporated by reference to Exhibit 28.2 of Registrant's Form
             8-K report dated July 22, 1991.
     10.50  Letter Agreement dated September 26, 1990 between  the Registrant and William G. Green, incorporated  by reference to Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year 1992.*
     10.51  Letter  Agreement dated December 18, 1991 between Registrant and Jack Schuler, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-K report for fiscal year 1992.*
     10.52  Letter Agreement dated May 7, 1992 between Registrant and Donald A. Glaser, incorporated by reference to
             Exhibit 10.43 of the Registrant's Form 10-K report for fiscal year 1992.*
     10.53  Letter Agreement dated  March 12, 1993  between the Registrant  and William G.  Gerber, incorporated  by reference to Exhibit 10.46 of the Registrant's Form 10-K report for fiscal year 1992.*

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
     10.54  Letter  Agreement  dated September  9,  1991 between  the Registrant  and  Walter Moos,  incorporated by reference to Exhibit 10.47 of the Registrant's Form 10-K report for fiscal year 1992.*
     10.55  Letter Agreement  between the  Registrant  and Walter  Moos, dated  February  1, 1993,  incorporated  by reference to Exhibit 10.48 of the Registrant's Form 10-K report for fiscal year 1992.*
     10.56  Letter  Agreement between Registrant and Renato Fuchs, dated  May 13, 1993, incorporated by reference to
             Exhibit 10.47 of the Registrant's Form 10-K report for fiscal year 1993.*
     10.57  Letter Agreement between Registrant and David Martin, dated December 2, 1993, incorporated by  reference to Exhibit 10.48 of the Registrant's Form 10-K report for fiscal year 1993.*
     10.58  Description of Executive Variable Compensation Program.*
     10.59  Chiron Corporation Executive Bonus Plan.*
     10.60  Regulatory  Filing, Development and Supply Agreement between the Registrant, Cetus Oncology Corporation, a wholly owned subsidiary of  the Registrant, and Schering  AG, a German company,  dated as of May  10,
             1993 (with certain confidential information deleted), incorporated by reference to Exhibit 10.50 of the
             Registrant's Form 8-K report dated February 9, 1994.
     10.61  Letter  Agreement dated December  30, 1993 by and  between Registrant and Schering  AG, a German company
             (with certain confidential  information deleted),  incorporated by reference  to Exhibit  10.51 of  the
             Registrant's Form 10-K report for fiscal year 1993.
     10.62  Guaranty,  dated as of  September 29, 1994,  made by Registrant,  in favor of  Bankers Trust Company, as trustee, incorporated by reference to Exhibit 10.52 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.63  Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The First National Bank of Boston, as trustee, incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-Q  report for the period ended September 30, 1994.
     10.64  Letter  Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T. Williams, incorporated by reference to Exhibit 10.54 of the Registrant's Form 10-Q  report for the period ended September 30, 1994.*
     10.65  Letter dated January 4, 1995 to C. William Zadel.*
     10.66  Letter to Dino Dina dated April 24, 1984.*
     11     Statement of Computation of Earnings per Share.
     13     Consolidated Financial Statements.
     21     List of Subsidiaries of the Registrant.
     23.1   Consent  of KPMG Peat Marwick LLP, Independent Auditors. Reference  is made to page 28 of this Form 10-K report.
     23.2   Consent of Ernst  & Young LLP,  Independent Auditors. Reference  is made to  page 29 of  this Form  10-K report.
     24     Power of Attorney. Reference is made to pages 24-25 of this Form 10-K report.

- ------------------------
* Management contract, compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 17, 1995

                                          CHIRON CORPORATION

                                          By        /s/ EDWARD E. PENHOET

                                             -----------------------------------
                                                  Edward E. Penhoet, Ph.D.
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of Chiron Corporation do hereby constitute and appoint Edward E. Penhoet, Ph.D., and William J. Rutter, Ph.D., and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Chiron Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                         TITLE                  DATE
- -----------------------------------  -------------------------  ----------------

       /s/ EDWARD E. PENHOET
- -----------------------------------  President and Chief         March 17, 1995
     Edward E. Penhoet, Ph.D.         Executive Officer

                                     Senior Vice President,
                                      Finance and
       /s/ DENNIS L. WINGER           Administration, Chief
- -----------------------------------   Financial Officer, and     March 17, 1995
         Dennis L. Winger             Principal Accounting
                                      Officer

       /s/ WILLIAM J. RUTTER
- -----------------------------------  Chairman of the Board of    March 17, 1995
     William J. Rutter, Ph.D.         Directors

        /s/ GILBERT AMELIO
- -----------------------------------  Director                    March 17, 1995
       Gilbert Amelio, Ph.D.

       /s/ LEWIS W. COLEMAN
- -----------------------------------  Director                    March 17, 1995
         Lewis W. Coleman

         /s/ PIERRE DOUAZE
- -----------------------------------  Director                    March 17, 1995
           Pierre Douaze

       /s/ DONALD A. GLASER
- -----------------------------------  Director                    March 17, 1995
      Donald A. Glaser, Ph.D.

          /s/ ALEX KRAUER
- -----------------------------------  Director                    March 17, 1995
        Alex Krauer, Ph.D.

    /s/ FRANCOIS L'EPLATTENIER
- -----------------------------------  Director                    March 17, 1995
   Francois L'Eplattenier, Ph.D.

        /s/ HENRI SCHRAMEK
- -----------------------------------  Director                    March 17, 1995
       Henri Schramek, Ph.D.

        /s/ JACK W. SCHULER
- -----------------------------------  Director                    March 17, 1995
          Jack W. Schuler

      /s/ PIETER J. STRIJKERT
- -----------------------------------  Director                    March 17, 1995
    Pieter J. Strijkert, Ph.D.

             REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Chiron Corporation:

    We have audited the accompanying consolidated balance sheet of Chiron Corporation and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chiron Corporation and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

San Francisco, California
February 17, 1995

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Chiron Corporation:

    We have audited the consolidated balance sheet of Chiron Corporation as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1993 and 1992, included in the 1994 Consolidated Financial Statements of Chiron Corporation included as Exhibit 13. Our audits also included the financial statement schedule of Chiron Corporation for the years ended December 31, 1993 and 1992, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chiron Corporation at December 31, 1993, and the consolidated results of its operations and its cash flows for the years ended December 31, 1993 and 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Francisco, California
February 25, 1994

             CONSENT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statements (File Numbers 33-20181, 33-35182, 2-90595, 33-44477, 33-65024, 33-23899, and
33-45822 on Form S-8 and File Number 33-43574 on Form S-3) of Chiron and in the related prospectuses of our report dated February 17, 1995, relating to the consolidated balance sheet of Chiron Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the related schedule, which report appears in the December 31, 1994 annual report on Form 10-K of Chiron Corporation.

                                          KPMG Peat Marwick LLP

San Francisco, California
March 14, 1995

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statements (Forms S-8, File Numbers 33-20181, 33-35182, 2-90595, 33-44477, 33-23899,
33-65024, 33-45822 and Form S-3 File Number 33-43574) pertaining to the Chiron Corporation 1991 Stock Option Plan, the 1988 Employee Stock Purchase Plan, The IntraOptics, Inc. 1986 Incentive Stock Option Plan, as amended, the 1982 Stock Option Plan and the shares issuable to certain warrant holders and in the related prospectuses of our report dated February 25, 1994, with respect to the 1993 and 1992 consolidated financial statements and schedule of Chiron Corporation included and incorporated herein by reference in this Annual Report (Form 10-K) of Chiron Corporation for the year ended December 31, 1994.

                                          ERNST & YOUNG LLP

San Francisco, California
March 13, 1995

                               CHIRON CORPORATION
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                             PAGES OF 1994
                                                                             CONSOLIDATED
                                                                               FINANCIAL
                                                                              STATEMENTS
                                                                             INCORPORATED    FORM 10-K
                                                                             BY REFERENCE      PAGE
                                                                             -------------  -----------
Financial Statements and Notes.............................................      1-37           --
Report of KPMG Peat Marwick LLP............................................       --            26
Report of Ernst & Young LLP................................................       --            27
Schedule II -- Valuation and Qualifying Accounts...........................       --            31

                               CHIRON CORPORATION
                           SCHEDULE II VALUATION AND
                              QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                                -------------------------
                                   BALANCE AT   CHARGED TO                                                    BALANCE AT
                                    BEGINNING    COSTS AND                                                      END OF
DESCRIPTION                          OF YEAR     EXPENSES       OTHER         DEDUCTIONS  RECLASSIFICATIONS      YEAR
- ---------------------------------  -----------  -----------  ------------     ----------  ---------------     ----------
1994:
  Accounts receivable............   $   5,194    $   5,880   $   2,424(1)     $  (4,880 )  $  (1,408)(2)      $    7,210
1993:
  Accounts receivable............       2,525        4,012        --             (1,343 )       --                 5,194
1992:
  Accounts receivable............       1,602        2,296        --             (1,373 )       --                 2,525

- ------------------------
(1) Represents accounts receivable allowances as of the acquisition date related to an acquired business.

(2)  Represents amounts reclassified to other current liabilities.

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
      2.01  Agreement and Plan of Merger, made as of February 6, 1987, incorporated by reference to Exhibit 2.01 of the Registrant's Form 10-Q report for the period ended September 30, 1994
      3.01  Restated Certificate of Incorporation of the Registrant, dated August 18, 1987, incorporated by reference to Exhibit 3.01 of the Registrant's Form 10-K report for fiscal year 1991
      3.02  Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated December 12,
             1991, incorporated by reference to Exhibit 3.01 of the Registrant's Form 10-K report for fiscal year
             1991
      3.03  Bylaws of the Registrant, as amended
      4.01  Indenture, dated as of May 21, 1987, between Cetus Corporation and Bankers Trust Company, Trustee,
             incorporated by reference to Exhibit 4.01 of the Registrants Form 10-Q report for the period ended
             September 30, 1994
      4.02  First Supplemental Indenture, dated as of December 12, 1991, by and among Registrant, Cetus Corporation, and Bankers Trust Company, incorporated by reference to Exhibit 4.02 of the Registrant's Form 10-K report for fiscal year 1992
      4.03  Indenture, dated as of November 15, 1993, between Registrant and The First National Bank of Boston, as
             Trustee, incorporated by reference to Exhibit 4.03 of the Registrant's Form 10-K report for fiscal year
             1993
      4.04  Rights Agreement, dated as of August 25, 1994, between the Company and Continental Stock Transfer &
             Trust Company, which includes the Certificate of Designations for the Series A Junior Participating
             Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to
             Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 4.04 of Registrant's report on Form 8-K dated August 25, 1994
      4.05  Amendment No. 1 to Rights Agreement dated as of November 20, 1994, between Chiron Corporation and
             Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.05 of Registrant's report on Form 8-K, dated November 20, 1994
     10.01  Lease between Registrant and BGR Associates, a California limited partnership, dated May 26, 1989, incorporated by reference to Exhibit 10.01 of the Registrant's Form 10-Q report for the period ended
             September 30, 1994
     10.02  Lease between Registrant and BGR Associates II, a California limited partnership, dated May 26, 1989, incorporated by reference to Exhibit 10.02 of the Registrant's Form 10-Q report for the period ended
             September 30, 1994
     10.03  Office Sublease between Sybase, Inc., a California corporation, and Registrant, dated July 18, 1991, incorporated by reference to Exhibit 10.03 of the Registrant's Form 10-K report for fiscal year 1992
     10.04  Lease between Registrant and Bay Center Associates, a California limited partnership, dated as of June
             5, 1987, incorporated by reference to Exhibit 10.33 of Registrant's Form 10-K report for fiscal year
             1987
     10.05  Amendment to lease between Registrant and Bay Center Associates, a California limited partnership, dated
             February 4, 1988, incorporated by reference to Exhibit 10.05 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.06  Amendment to lease between Registrant and J S Bay Center Associates, a California limited partnership, dated December 1, 1994

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
     10.07  Lease between Acorn Development, Inc., a West Virginia corporation, and IntraOptics, Inc., a Delaware corporation, dated September 12, 1991, incorporated by reference to Exhibit 10.06 of the Registrant's
             Form 10-K report for fiscal year 1992
     10.08  License Agreement between the Registrant and the Board of Trustees of the Leland Stanford Junior
             University, dated December 15, 1981, incorporated by reference to Exhibit 10.07 of the Registrant's
             Form 10-Q report for the period ended September 30, 1994
     10.09  Joint Venture Agreement by and between Chiron Biocine Corporation, a California corporation, and
             CIBA-GEIGY Biocine Corporation, a Delaware corporation, dated April 15, 1987 (with certain confidential information deleted), incorporated by reference to Exhibit 10.23 of the Registrant's Form 8 filed with the Commission on February 14, 1992
     10.10  Amendment to Biocine Joint Venture Agreement by and between Chiron Biocine Corporation, a California corporation, and CIBA-GEIGY Biocine Corporation, a Delaware corporation, effective as of January 1,
             1992, incorporated by reference to Exhibit 10.63 to Registrant's Form 10-Q report for the period ended
             June 30, 1992
     10.11  Research and License Agreement by and between Registrant and The Biocine Company, a Delaware partnership, dated April 15, 1987 (with certain confidential information deleted), incorporated by reference to Exhibit 10.24 of the Registrant's Form 8 filed with the Commission on February 14,
             1992
     10.12  License Agreement by and between CIBA-GEIGY Biocine Corporation, a Delaware corporation, and The Biocine
             Company, a Delaware partnership, dated April 15, 1987 (with certain confidential information deleted), incorporated by reference to Exhibit 10.25 of the Registrant's Form 8 filed with the Commission on
             February 14, 1992
     10.13  License Agreement by and between Chiron Biocine Corporation, a California corporation, and The Biocine
             Company, a Delaware partnership, dated April 15, 1987 (with certain confidential information deleted), incorporated by reference to Exhibit 10.26 of the Registrant's Form 8 filed with the Commission on
             February 14, 1992
     10.14  Letter Agreement signed by CIBA-GEIGY Corporation, dated April 15, 1987, incorporated by reference to
             Exhibit 10.13 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.15  Agreement between the Registrant and Ortho Diagnostic Systems, Inc., a New Jersey corporation, dated
             August 17, 1989, and Amendment to Collaboration Agreement between Ortho Diagnostic Systems, Inc. and
             Registrant, dated December 22, 1989 (with certain confidential information deleted), incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.16  License and Supply Agreement between Ortho Diagnostic Systems, Inc., a New Jersey corporation, the
             Registrant and Abbott Laboratories, an Illinois corporation, dated August 17, 1989 (with certain confidential information deleted), incorporated by reference to Exhibit 10.15 of the Registrant's Form
             10-Q report for the quarter ended June 30, 1994
     10.17  Chiron 1991 Stock Option Plan, as amended*
     10.18  Forms of Option Agreements, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to
             Exhibit 10.17 of the Registrant's Form 10-K report for fiscal year 1993*

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
     10.19  Forms of Option Agreements, Cetus Corporation Amended and Restated Common Stock Option Plan,
             incorporated by reference to Exhibit 10.33 of Registrant's Form 10-K report for fiscal year 1991*
     10.20  Forms of Supplemental Letter concerning the assumption of Cetus Corporation options by Chiron, incorporated by reference to Exhibit 10.34 of Registrant's Form 10-K report for fiscal year 1991*
     10.21  Agreement and Plan of Reorganization dated as of October 11, 1991 by and among the Registrant, Chiron
             Ophthalmics, Inc., COI Acquisition Corp., IntraOptics, Inc. and James R. Cook, M.D., incorporated by reference to Exhibit 28.2 of Registrant's report on Form 8-K dated October 14, 1991
     10.22  Indemnification Agreement between the Registrant and Dr. William J. Rutter, dated as of February 12,
             1987 (which form of agreement is used for each member of Registrant's Board of Directors), incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-Q report for the period ended September 30,
             1994
     10.23  Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Development Corporation, a
             corporation organized and existing under the laws of the State of New Jersey, dated as of October 3,
             1986, incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.24  Stock Purchase Agreement between the Registrant and CIBA-GEIGY, Limited, a corporation organized and existing under the laws of Switzerland, dated November 14, 1988, incorporated by reference to Exhibit
             10.23 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.25  Form of Debenture Purchase Agreement between the Registrant and CIBA-GEIGY, Limited, a corporation organized and existing under the laws of Switzerland, dated June 22, 1990
     10.26  Chiron Corporation 1.90% Convertible Subordinated Note due 2000, Series B, incorporated by reference to
             Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1993
     10.27  Shareholders Agreement, dated as of February 28, 1992, by and among Chiron Corporation, CIBA-GEIGY
             Limited and JV VAX B.V., incorporated by reference to Exhibit 10.40 of Registrant's Form 10-K report for fiscal year 1991
     10.28  Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation,
             Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.54 of the Registrant's current report on Form 8-K dated November 20, 1994
     10.29  Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation and
             Chiron Corporation, incorporated by reference to Exhibit 10.55 of the Registrant's current report on
             Form 8-K dated November 20, 1994
     10.30  Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation,
             Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.56 of the Registrant's current report on Form 8-K dated November 20, 1994
     10.31  Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy Limited and
             Chiron Corporation, incorporated by reference to Exhibit 10.57 of the Registrant's current report on
             Form 8-K dated November 20, 1994

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
     10.32  Registration Rights Agreement dated as of November 20, 1994 between Ciba Biotech Partnership, Inc. and
             Chiron Corporation, incorporated by reference to Exhibit 10.58 of the Registrant's current report on
             Form 8-K dated November 20, 1994
     10.33  Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy
             Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to
             Exhibit 10.59 of the Registrant's current report on Form 8-K dated November 20, 1994
     10.34  Amendment dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech
             Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.60 of the
             Registrant's current report on Form 8-K dated January 4, 1995
     10.35  Supplemental Agreement dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation,
             Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.61 of the Registrant's current report on Form 8-K dated January 4, 1995
     10.36  Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among
             Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation,
             incorporated by reference to Exhibit 10.62 of the Registrant's current report on Form 8-K dated January
             4, 1995*
     10.37  Supplemental Benefits Agreement, dated July 21, 1989, between the Registrant and Dr. William J. Rutter, incorporated by reference to Exhibit 10.27 of the Registrant's Form 10-Q report for the period ended
             September 30, 1994*
     10.38  Lease dated as of July 1, 1983 between Cetus Corporation and H.B. Chapman, Jr., incorporated by reference to Exhibit 10.28 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.39  Amendment to Lease, dated as of March 20, 1990, amending Lease dated as of July 1, 1983, incorporated by reference to Exhibit 10(b) of Cetus Corporation's Form 10-K report for its fiscal year 1990
     10.40  Lease commencing March 1, 1987, between EuroCetus B.V. and the Municipal Land Company of the City of
             Amsterdam (Translation), incorporated by reference to Exhibit 10(k) of Cetus Corporation's Form 10-K report for its fiscal year 1987 (Commission File No. 0-10003)
     10.41  Agreement commencing January 1, 1991, between Euro Cetus B.V. and the Municipal Development Corporation
             (Translation)
     10.42  Form of Option Agreement (with Purchase Agreements attached thereto) between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership, a California limited partnership, incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-Q report for the period ended
             September 30, 1994
     10.43  Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December 30, 1986, between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership II, a
             California limited partnership, incorporated by reference to Exhibit 10.32 of the Registrant's Form
             10-Q report for the period ended September 30,
             1994
     10.44  Big-O Property Purchase and Leaseback Agreement, dated as of October 31, 1988, between Cetus Corporation and Richard K. Robbins, incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-Q report for the period ended September 30, 1994

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
     10.45  Triple Net Lease dated as of January 20, 1989, between Cetus Corporation and BGR Associates III, a
             California limited partnership, and Marin County Exchange Corporation, incorporated by reference to
             Exhibit 10.34 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.46  Lease entered into as of November 15, 1993 between Hollis R&D Associates, a California General
             Partnership, and Registrant, incorporated by reference to Exhibit 10.35 of the Registrant's Form 10-K report for fiscal year 1993
     10.47  Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and Hoffmann-La Roche
             Inc., incorporated by reference to Exhibit 10.36 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.48  Letter Agreement, dated as of December 12, 1991, relating to Stock Purchase and Warrant Agreement between Registrant and Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.59 of
             Registrant's Form 10-K report for fiscal year 1991
     10.49  Agreement and Plan of Merger dated as of July 21, 1991, by and among Registrant, Chiron Acquisition
             Subsidiary, Inc. and Cetus Corporation, incorporated by reference to Exhibit 28.2 of Registrant's Form
             8-K report dated July 22, 1991
     10.50  Letter Agreement dated September 26, 1990 between the Registrant and William G. Green, incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year 1992*
     10.51  Letter Agreement dated December 18, 1991 between Registrant and Jack Schuler, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-K report for fiscal year 1992*
     10.52  Letter Agreement dated May 7, 1992 between Registrant and Donald A. Glaser, incorporated by reference to
             Exhibit 10.43 of the Registrant's Form 10-K report for fiscal year 1992*
     10.53  Letter Agreement dated March 12, 1993 between the Registrant and William G. Gerber, incorporated by reference to Exhibit 10.46 of the Registrant's Form 10-K report for fiscal year 1992*
     10.54  Letter Agreement dated September 9, 1991 between the Registrant and Walter Moos, incorporated by reference to Exhibit 10.47 of the Registrant's Form 10-K report for fiscal year 1992*
     10.55  Letter Agreement between the Registrant and Walter Moos, dated February 1, 1993, incorporated by reference to Exhibit 10.48 of the Registrant's Form 10-K report for fiscal year 1992*
     10.56  Letter Agreement between Registrant and Renato Fuchs, dated May 13, 1993, incorporated by reference to
             Exhibit 10.47 of the Registrant's Form 10-K report for fiscal year 1993*
     10.57  Letter Agreement between Registrant and David Martin, dated December 2, 1993, incorporated by reference to Exhibit 10.48 of the Registrant's Form 10-K report for fiscal year 1993*
     10.58  Description of Executive Variable Compensation Program*
     10.59  Chiron Corporation Executive Bonus Plan*
     10.60  Regulatory Filing, Development and Supply Agreement between the Registrant, Cetus Oncology Corporation, a wholly owned subsidiary of the Registrant, and Schering AG, a German company, dated as of May 10,
             1993 (with certain confidential information deleted), incorporated by reference to Exhibit 10.50 of the
             Registrant's Form 8-K report dated February 9, 1994

 EXHIBIT
  NUMBER                                                    EXHIBIT
- ----------  --------------------------------------------------------------------------------------------------------
     10.61  Letter Agreement dated December 30, 1993 by and between Registrant and Schering AG, a German company
             (with certain confidential information deleted), incorporated by reference to Exhibit 10.51 of the
             Registrant's Form 10-K report for fiscal year 1993
     10.62  Guaranty, dated as of September 29, 1994, made by Registrant, in favor of Bankers Trust Company, as trustee, incorporated by reference to Exhibit 10.52 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.63  Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The First National Bank of Boston, as trustee, incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.64  Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T. Williams, incorporated by reference to Exhibit 10.54 of the Registrant's Form 10-Q report for the period ended September 30, 1994*
     10.65  Letter dated January 4, 1995 to C. William Zadel*
     10.66  Letter to Dino Dina dated April 24, 1984*
     11     Statement of Computation of Earnings per Share
     13     Consolidated Financial Statements
     21     List of Subsidiaries of the Registrant
     23.1   Consent of KPMG Peat Marwick LLP, Independent Auditors. Reference is made to page 28 of this Form 10-K report
     23.2   Consent of Ernst & Young LLP, Independent Auditors. Reference is made to page 29 of this Form 10-K report
     24     Power of Attorney. Reference is made to pages 24-25 of this Form 10-K report

- ------------------------
* Management contract, compensatory plan or arrangement.