Form 10-K/A
period 1994-12-31
CHIRON CORP
filed 1995-04-24
CIK 706539

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

This Amendment No. 1 to Form 10-K is being filed by the Registrant to file as
Exhibit 27 a Financial Data Schedule. All other listed exhibits have previously been filed.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS
         The Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 12-37 of the 1994 Consolidated Financial Statements, which is included as Exhibit 13 to the Form 10-K Report and the Reports of Independent Auditors appearing on pages 26 and 27 of the Form 10-K, are incorporated herein by reference.

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
     10.61  Letter Agreement dated December 30, 1993 by and between Registrant and Schering AG, a German company
             (with certain confidential information deleted), incorporated by reference to Exhibit 10.51 of the
             Registrant's Form 10-K report for fiscal year 1993
     10.62  Guaranty, dated as of September 29, 1994, made by Registrant, in favor of Bankers Trust Company, as trustee, incorporated by reference to Exhibit 10.52 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.63  Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The First National Bank of Boston, as trustee, incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-Q report for the period ended September 30, 1994
     10.64  Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T. Williams, incorporated by reference to Exhibit 10.54 of the Registrant's Form 10-Q report for the period ended September 30, 1994*
     10.65  Letter dated January 4, 1995 to C. William Zadel*
     10.66  Letter to Dino Dina dated April 24, 1984*
     11     Statement of Computation of Earnings per Share
     13     Consolidated Financial Statements
     21     List of Subsidiaries of the Registrant
     23.1   Consent of KPMG Peat Marwick LLP, Independent Auditors. Reference is made to page 28 of the Form 10-K report
     23.2   Consent of Ernst & Young LLP, Independent Auditors. Reference is made to page 29 of the Form 10-K report
     24     Power of Attorney. Reference is made to pages 24-25 of the Form 10-K report
     27     Financial Data Schedule

- ------------------------
* Management contract, compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: April 21, 1995

                                          CHIRON CORPORATION

                                          By        EDWARD E. PENHOET

                                             -----------------------------------
                                                  Edward E. Penhoet, Ph.D.
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER
/

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                         TITLE                  DATE
- -----------------------------------  -------------------------  ----------------

           EDWARD E. PENHOET
- -----------------------------------   President and Chief         April 21, 1995
     Edward E. Penhoet, Ph.D.         Executive Officer

                                      Senior Vice President,
                                      Finance and
         DENNIS L. WINGER*            Administration, Chief
- -----------------------------------   Financial Officer, and      April 21, 1995
         Dennis L. Winger             Principal Accounting
                                      Officer

           WILLIAM J. RUTTER*
- -----------------------------------   Chairman of the Board of    April 21, 1995
     William J. Rutter, Ph.D.         Directors

            GILBERT AMELIO*
- -----------------------------------   Director                    April 21, 1995
       Gilbert Amelio, Ph.D.

           LEWIS W. COLEMAN*
- -----------------------------------   Director                    April 21, 1995
         Lewis W. Coleman

             PIERRE DOUAZE*
- -----------------------------------   Director                    April 21, 1995
           Pierre Douaze

           DONALD A. GLASER*
- -----------------------------------   Director                    April 21, 1995
      Donald A. Glaser, Ph.D.

              ALEX KRAUER*
- -----------------------------------   Director                    April 21, 1995
        Alex Krauer, Ph.D.

        FRANCOIS L'EPLATTENIER*
- -----------------------------------   Director                    April 21, 1995
   Francois L'Eplattenier, Ph.D.

            HENRI SCHRAMEK*
- -----------------------------------   Director                    April 21, 1995
       Henri Schramek, Ph.D.

            JACK W. SCHULER*
- -----------------------------------   Director                    April 21, 1995
          Jack W. Schuler

          PIETER J. STRIJKERT*
- -----------------------------------   Director                    April 21, 1995
    Pieter J. Strijkert, Ph.D.


* By      EDWARD E. PENHOET
- -----------------------------------
          Edward E. Penhoet
          ATTORNEY-IN-FACT
