Form 10-Q
period 1995-04-02
CHIRON CORP
filed 1995-05-16
CIK 706539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Check One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended April 2, 1995     Commission File Number: 0-12798

                               CHIRON CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                    94-2754624
- --------------------------------------------------------------------------------
(state or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

4560 Horton Street, Emeryville, California               94608
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

                             (510) 655-8730
- --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                             Not Applicable
- --------------------------------------------------------------------------------
               (Former name, former address and former
               fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes   X     No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at April 2, 1995
             -----                        ----------------------------

    Common Stock, $.01 par value                  40,045,138

                               CHIRON CORPORATION
                                TABLE OF CONTENTS
- --------------------------------------------------------------------------------

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.

          Consolidated Balance Sheet as of
          March 31, 1995 and December 31, 1994.................................3

          Consolidated Statement of Operations for the
          three months ended March 31, 1995 and 1994...........................4

          Consolidated Statement of Cash Flows for the
          three months ended March 31, 1995 and 1994...........................5

          Notes to Consolidated Financial Statements...........................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................13


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................24

     ITEM 2.  CHANGES IN SECURITIES...........................................25

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................25

     ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS..............25

     ITEM 5.  OTHER INFORMATION...............................................25

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................25


SIGNATURES....................................................................37

                                CHIRON CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                  (IN THOUSANDS)
- --------------------------------------------------------------------------------



                                                                          March 31,        December 31,
                                                                            1995              1994
                                                                        -------------     -------------
                                                                         (Unaudited)
                                     ASSETS


Current assets:
  Cash and cash equivalents                                             $      91,122     $      84,876
  Short-term investments in marketable debt securities                        109,807           137,619
                                                                        -------------     -------------
       Total cash and short-term investments                                  200,929           222,495
  Accounts receivable                                                         221,189           140,476
  Inventories                                                                 159,229            47,592
  Other current assets                                                         39,472            23,252
                                                                        -------------     -------------
       Total current assets                                                   620,819           433,815
Noncurrent investments in marketable debt securities                          135,783           171,328
Property, equipment and leasehold improvements, at cost:
     Land and buildings                                                       168,000            60,930
     Laboratory, production and office equipment                              230,094           140,438
     Leasehold improvements                                                    86,536            82,145
     Construction in progress                                                  76,662            78,998
                                                                        -------------     -------------
                                                                              561,292           362,511
     Less:  accumulated depreciation and amortization                          90,297            76,337
                                                                        -------------     -------------
       Net property, equipment and leasehold improvements                     470,995           286,174
Intangible assets, net                                                        164,132            85,803
Investments in equity securities and affiliated companies                      31,165            51,425
Other assets                                                                   61,049            21,197
                                                                        -------------     -------------
                                                                        $   1,483,943     $   1,049,742
                                                                        -------------     -------------
                                                                        -------------     -------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                        $      74,349     $      27,778
Accrued compensation and related expenses                                      54,484            24,010
Short-term borrowings                                                          84,786              --
Current portion of long-term debt                                               3,478             3,461
Taxes payable                                                                  25,610            10,060
Other current liabilities                                                     150,644            54,332
                                                                        -------------     -------------
       Total current liabilities                                              393,351           119,641
Long-term debt                                                                405,994           338,061
Other noncurrent liabilities                                                   51,999            19,409
Commitments and contingencies
Stockholders' equity:
  Common stock                                                                    400               334
  Additional paid-in capital                                                1,597,457         1,161,942
  Accumulated deficit                                                        (961,014)         (575,236)
  Cumulative foreign currency translation adjustment                              439            (1,719)
  Unrealized loss from investments                                             (4,683)          (12,690)
                                                                        -------------     -------------
       Total stockholders' equity                                             632,599           572,631
                                                                        -------------     -------------
                                                                        $   1,483,943     $   1,049,742
                                                                        -------------     -------------
                                                                        -------------     -------------



                              SEE ACCOMPANYING NOTES.

                                CHIRON CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------


                                                                                Three Months Ended
                                                                          -----------------------------
                                                                            March 31,        March 31,
                                                                              1995             1994
                                                                          -----------       -----------
Revenues:
     Product sales, net                                                   $   183,909       $    45,484
     Equity in earnings of unconsolidated joint businesses                     18,178            15,487
     Collaborative agreement revenues                                           5,567            22,462
     Other revenues                                                            10,592             7,948
                                                                          -----------       -----------
         Total revenues                                                       218,246            91,381

Expenses:
     Research and development                                                  99,055            38,409
     Cost of sales                                                             90,282            21,724
     Selling, general and administrative                                       84,894            23,518
     Write-off of purchased in-process technologies                           230,657                --
     Costs related to Ciba transaction                                         49,520                --
     Restructuring and reorganization costs                                    37,641                --
     Other operating expenses                                                   2,280               906
                                                                          -----------       -----------
         Total expenses                                                       594,329            84,557
                                                                          -----------       -----------

Income (loss) from operations                                                (376,083)            6,824

Other income (expense), net                                                    (1,389)              282
                                                                          -----------       -----------

Income (loss) before income taxes                                            (377,472)            7,106

Provision for income taxes                                                      8,306             2,289
                                                                          -----------       -----------

Net income (loss)                                                         $  (385,778)      $     4,817
                                                                          -----------       -----------
                                                                          -----------       -----------

Net income (loss) per share                                               $     (9.64)      $      0.14
                                                                          -----------       -----------
                                                                          -----------       -----------

Weighted average number of shares
 used in computing per share amounts                                           40,013            34,606
                                                                          -----------       -----------
                                                                          -----------       -----------



                               SEE ACCOMPANYING NOTES.

                               CHIRON CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                                Three Months Ended
                                                                         ------------------------------
                                                                             March 31,        March 31,
                                                                               1995             1994
                                                                          -----------       -----------

Cash flows from operating activities:
  Net income (loss)                                                       $  (385,778)      $     4,817
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Write-off of purchased in-process technologies                            230,657                --
    Reserves and write-offs                                                    28,370             1,944
    Depreciation and amortization                                              22,666            10,031
    Deferred income taxes                                                        (557)               --
    Undistributed earnings of affiliates                                         (189)             (247)
    Changes, excluding the effect of acquisitions, to:
     Accounts receivable                                                       63,604           (15,263)
     Inventories                                                              (26,749)           (3,295)
     Other current assets                                                       2,771            (2,182)
     Accounts payable                                                           3,035            (7,187)
     Current portion of unearned revenue                                        1,955            (3,347)
     Accrued compensation and related expenses                                  4,670            (5,998)
     Taxes payable                                                              7,906             1,906
     Other current liabilities                                                 45,369            (2,201)
     Other noncurrent liabilities                                              (2,053)             (201)
                                                                          ------------      ------------
       Net cash used in operating activities                                   (4,323)          (21,223)
Cash flows from investing activities:
  Purchase of investments in marketable debt securities                       (19,877)          (96,635)
  Sale and maturities of investments in marketable debt securities             86,880            51,486
  Capital expenditures                                                        (28,586)          (24,813)
  Purchase of IOLAB                                                           (96,013)               --
  Cash acquired from the Acquisitions, net of cash paid                        14,225                --
  Investments in equity securities and affiliates                              (2,650)          (18,500)
  Distributions from affiliates                                                    --               518
  Increase in other assets                                                    (12,204)           (5,939)
                                                                          ------------      ------------
      Net cash used in investing activities                                   (58,225)          (93,883)
Cash flows from financing activities:
  Borrowings under line of credit arrangements                                 42,971                --
  Repayment of notes payable and capital leases                                (2,450)              (77)
  Proceeds from capital contribution from Ciba                                 24,845                --
  Proceeds from issuance of common stock                                        3,060             7,326
                                                                          -----------       -----------
      Net cash provided by financing activities                                68,426             7,249
                                                                          -----------       -----------
Effect of exchange rate changes on cash and cash equivalents                      368                --
                                                                          -----------       -----------
      Net increase (decrease) in cash and cash equivalents                      6,246          (107,857)
Cash and cash equivalents at beginning of the period                           84,876           156,516
                                                                          -----------       -----------
Cash and cash equivalents at end of period                                $    91,122       $    48,659
                                                                          -----------       -----------
                                                                          -----------       -----------


                              SEE ACCOMPANYING NOTES.

                                CHIRON CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 1995
- --------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The information at March 31, 1995, and for the periods ended March 31, 1995 and 1994, is unaudited, but includes all adjustments which Chiron's management believes to be necessary for fair presentation of the periods presented. The consolidated balance sheet amounts at December 31, 1994, have been derived from audited financial statements. Certain 1994 balances have been reclassified to conform to the 1995 presentation. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 31, 1994, and with Amendment No. 1 to the Company's filing on Form 8-K dated January 4, 1995.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in joint ventures, partnerships and interests in other companies in which Chiron has an equity interest of 50 percent or less are accounted for by the equity method, cost method or in accordance with Statement of Financial Accounting Standards No. 115, as appropriate. All significant intercompany transactions and balances have been eliminated.

     FISCAL YEAR

     Effective for fiscal year 1995, the Company adjusted its fiscal year end from December 31 to the 52 or 53-week period that ends on the Sunday nearest December 31. As a result, the first quarter of 1995 represents the thirteen-week period ended April 2, 1995. For presentation purposes, dates used in the consolidated financial statements and notes refer to the calendar month end.

     INVENTORIES

     Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic products are valued at cost using the first-in, first-out ("FIFO") method which is less than fair value. Inventories consist of the following:

                                MARCH 31,          DECEMBER 31,
                                  1995                1994
                              -------------       -------------
                                       (IN MILLIONS)
          Finished goods      $          98       $          24
          Work in process                23                   9
          Raw materials                  38                  15
                              -------------       -------------
                              $         159       $          48
                              -------------       -------------
                              -------------       -------------

     INCOME TAXES

     Income tax expense for the quarters ended March 31, 1995 and 1994, includes a provision for federal, state and foreign taxes based on the annual estimated effective rates applicable to certain of the Company's subsidiaries.

     PER SHARE DATA

     Per share information is based on the weighted average number of common shares and dilutive common share equivalents outstanding. Shares issuable upon the exercise of stock options and certain warrants are included in the calculations, utilizing the treasury stock method, to the extent they are dilutive. Shares assumed to be issued upon conversion of the Company's convertible debentures and certain warrants are not included since their inclusion would be antidilutive. Fully diluted per share data has not been presented as the amount would not differ materially from primary per share data.

     REVENUE RECOGNITION

     Revenue from product sales consists of shipments of ophthalmic products, therapeutics, diagnostic materials and instruments and other biologicals and is generally recognized upon shipment. Revenue from service contracts is recognized ratably over the life of the contract. Revenue from the sale of equipment under sales-type leases is recognized at the inception of the lease. All of the above revenues are included in "Product sales, net" in the Consolidated Statement of Operations.

2.   BUSINESS COMBINATIONS

     TRANSACTION WITH CIBA-GEIGY LTD. AND AFFILIATES ("CIBA")

     Effective January 1, 1995, Chiron entered into a series of agreements with Ciba, including an investment agreement, a cooperation and collaboration agreement and a governance agreement (collectively "agreements"). Ciba now holds approximately a 49.5 percent ownership interest in Chiron common stock, partially through a tender offer for approximately 38 percent of Chiron's outstanding common stock for $117 per share. At the same time, Chiron acquired all of the outstanding common stock of Ciba Corning Diagnostics Corp. ("CCD") and Ciba's interests in The Biocine Company and JV Vax B.V. (a Netherlands company which owns Biocine SpA) in exchange for
     6.6 million newly-issued Chiron common shares and a cash payment of $24 million. These two acquisitions of Chiron common stock by Ciba, together with Ciba's prior holdings of approximately 1.4 million shares, result in the aforementioned 49.5 percent ownership of the Company's common stock.

     Under the terms of the agreements, Ciba is entitled to name three new members to Chiron's Board of Directors and has limited rights to review and approve certain Chiron transactions. In connection with these agreements, Ciba has agreed to guarantee $425 million of new debt for Chiron and has agreed to provide $250 million (and up to $300 million subject to certain reductions in the debt guarantee) over five years in support of research at Chiron, and Chiron has the option of issuing up to $500 million of new equity to Ciba. In the event Chiron utilizes this research funding, Chiron will be obligated to offer to Ciba the opportunity to share in the market opportunities of any resulting products. Alternatively, Chiron is entitled to reacquire all rights to any resulting products by repaying to Ciba, in cash or common stock, an amount equal to the funding plus an agreed upon return.

     The acquisitions of CCD and Ciba's interests' in The Biocine Company and JV Vax B.V. (the "Acquisitions") were accounted for by the purchase method. The purchase price of approximately $433 million was allocated to the acquired assets and assumed liabilities based upon their estimated fair value on the acquisition date. The fair value of the net assets acquired in the Acquisitions, including in-process technology, was estimated based on an independent valuation of the acquired net assets. The aggregate purchase price of approximately $433 million was less than the fair value of the net assets acquired by approximately $62 million. This amount was ratably allocated as a reduction of the noncurrent assets of the acquired companies.

     The Acquisitions include the following components:

                                                 (IN MILLIONS)
          Fair value of assets acquired              $  692
          Common stock issued                          (408)
          Cash paid                                     (24)
          Acquisition costs                              (1)
                                                     ------
          Liabilities assumed                        $  259
                                                     ------
                                                     ------

     As required under generally accepted accounting principles, Chiron recognized as an expense the amount allocated to in-process technology in the first quarter of 1995. This resulted in a noncash charge against earnings of $220 million. Other transaction-related charges totaling $50 million related to employee payments and the related taxes, and legal and investment advisor fees were also recognized as expenses in the first quarter of 1995. Ciba has agreed to reimburse the Company $25 million for a portion of the employee payments and such reimbursement has been recorded as a capital contribution. Other purchased intangible assets of approximately $33 million consisting of a customer list and base technology will be amortized over their estimated useful lives of 10 to 15 years, using the straight-line method.

     The results of operations of CCD, JV Vax B.V. and The Biocine Company are included in Chiron's consolidated operating results from January 1, 1995, forward. Chiron's interest in the operating results of JV Vax B.V. and The Biocine Company were included in the Company's 1994 operating results under the equity method of accounting. The following unaudited proforma consolidated financial information for the three months ended March 31, 1994, gives effect to the terms of the agreements as if such transactions had been consummated on January 1, 1994.

                                       THREE MONTHS ENDED MARCH 31, 1994
                                       ---------------------------------
                                      (IN MILLIONS, EXCEPT PER SHARE DATA)

          Total revenues                                 $ 203
          Net income                                         3
          Net income per share                            0.07

     The above proforma financial information does not purport to be indicative of actual financial results which would have been obtained had the acquisitions occurred on January 1, 1994, and should not be construed as representative of future results of operations. Also, the proforma financial information does not include the write-off of purchased in-process technology of $220 million or other transaction-related costs totaling $50 million (related to employee payments and the related taxes, and investment advisor and legal fees) which were recognized as expense in the first quarter of 1995.

     ACQUISITION OF IOLAB

     Effective March 31, 1995, Chiron Vision acquired the surgical division of IOLAB from Johnson & Johnson. The purchase price of approximately $96 million was allocated to the acquired assets and assumed liabilities based upon their estimated fair value on the acquisition date. The fair value of the net assets acquired, including in-process technology, was estimated based on independent valuations of the acquired net assets.

     The acquisition includes the following components:

                                                (IN MILLIONS)
          Fair value of assets acquired             $  109
          Cash paid                                    (95)
          Acquisition costs                             (1)
                                                    -------
          Liabilities assumed                       $   13
                                                    ------
                                                    ------

     The acquisition was accounted for by the purchase method, and the amount allocated to in-process technology of $10 million was charged against earnings in the first quarter of 1995. Other purchased intangible assets of approximately $46 million consisting of base technology, goodwill, trade name and a customer list will be amortized over their estimated useful lives of 10 to 15 years using the straight-line method. IOLAB's results of operations are included in Chiron's results of operations from March 31, 1995, forward.

     Also, the Company recorded additional charges for restructuring and integration-related expenses totaling $17 million in the first quarter of 1995. Of this amount, approximately $8 million was related to write-downs of assets. The remaining $9 million consists primarily of $6 million in employee costs and $3 million for the cost of lease terminations. The majority of the accrued costs are expected to be paid over the next two years.

3.   RESTRUCTURING AND REORGANIZATION COSTS

     Costs totaling $38 million related to restructuring and reorganization plans, including $17 million arising from the acquisition and integration of IOLAB (Note 2), represent the expected costs of integrating the acquired businesses (Note 2) with Chiron's existing businesses, as well as costs related to the idling of the Company's Puerto Rico manufacturing facility and the scale-back of manufacturing operations at the Company's Amsterdam facility, the write-down of duplicate facilities and the postponement of plans to expand the Company's research and administrative facilities.

     Of the approximately $21 million in charges for actions other than the integration of IOLAB, approximately $15 million related to write-downs of assets. The remaining costs of approximately $6 million consist primarily of employee costs of $1 million and $5 million related to additional tax obligations and lease termination costs. The majority of the accrued costs are expected to be paid over the next two years.

4.   COLLABORATIONS AND JOINT BUSINESS ARRANGEMENTS

     GENERAL

     The Company has entered into a number of collaborative arrangements with other pharmaceutical and biotechnology companies for the development and marketing of certain technologies and products. The majority of these collaborations are in the development or clinical trial phase. Chiron and its collaborative partners generally contribute certain technologies and research efforts to the collaboration. In addition, Chiron and its collaborative partners commit, subject to certain limitations and cancellation clauses, to share in the funding of the collaboration's ongoing research and clinical trial costs. Chiron, under certain of the arrangements, has purchased equity securities, including common and preferred stock and warrants to purchase common and preferred stock, of the collaborative partner. During the first quarter of 1995 the Company entered into the following new collaborations:

     PROGENITOR, INC.

     In March 1995, the Company reached an agreement with Progenitor, Inc. ("Progenitor"), a subsidiary of Interneuron Pharmaceuticals, Inc., to collaborate in the development and commercialization of therapeutic and vaccine products incorporating Progenitor's proprietary gene therapy technology. Under the agreement, Chiron received a license to Progenitor's nonviral gene expression system for use in the development of products for the treatment of certain cancers and cardiovascular disorders, development of infectious disease vaccines and for development of certain other gene therapy products. Chiron will have the right to manufacture and market any resulting products of the collaboration. In return for the license and other rights, Chiron made an initial license payment of $2.5 million to Progenitor, which was expensed in the first quarter of 1995, and agreed to make an additional funding payment of $0.5 million and make additional license payments totaling $1.0 million to retain certain rights to development of infectious disease vaccines. Also, Chiron has agreed to pay to Progenitor various product development milestone payments which could total approximately $3 million per product plus certain other milestone payments which would be treated as prepaid royalties. In addition, Progenitor will receive a royalty from any commercial sales of products resulting from the collaboration.

     GENELABS TECHNOLOGIES, INC.,

     In March 1995, the Company reached an agreement with Genelabs Technologies, Inc. ("Genelabs"), whereby Chiron and Genelabs cross-licensed certain rights to hepatitis C virus ("HCV"), hepatitis G virus ("HGV"), a novel hepatitis virus discovered by Genelabs, human T-cell leukemia virus-I ("HTLV-I") and human T-cell leukemia virus-II ("HTLV-II") diagnostic tests. Under the agreement, Chiron acquired certain rights to develop and market diagnostic products for the detection of HGV, HTLV-I and HTLV-II.
     In return, Genelabs acquired development and marketing rights in Asia, except Japan, for certain products incorporating Chiron's HCV technology. Chiron has agreed to pay $5.0 million in up front license fees and up to $9.0 million in HGV development milestones. Chiron also agreed to invest a total of $10 million in equity securities of Genelabs at the closing.
     Of an initial payment of $5.0 million, approximately $4.2 million was expensed in the first quarter of 1995, while the remainder was recorded as an investment in securities of Genelabs. Also, under the terms of the agreement, Chiron has the option to acquire substantially all of the diagnostics business of Genelabs in the year 2000 at the then fair market value through the conversion of the $10 million equity investment for approximately one-half of the business and an additional payment in an amount to be determined for the remaining half. Chiron's agreement to provide the HCV license is subject to the approval of Ortho, Chiron's joint diagnostic business partner. Chiron intends to offer Ortho participation in the collaboration with Genelabs as an equal partner, whereby Ortho would share equally in all payments under the agreement.

     NEW YORK UNIVERSITY

     In March 1995, the Company reached an agreement with New York University ("NYU"), for the license of optical mapping technology for use by Chiron and its sublicensee, Ciba, in development of diagnostics, therapeutics and vaccines, and Chiron also acquired the right to commercialize a potential optical mapping instrument. Under the terms of the agreement, Chiron made a $5.0 million initial payment to NYU, which was expensed in the first quarter of 1995, for the license and for funding certain research facilities at NYU. If Chiron decides to continue development of the instrument, Chiron will be obligated to make a $4.0 million milestone payment to NYU and will make royalty payments to NYU based upon any future product sales of the instrument, subject to certain minimum royalties. In addition, Ciba has agreed to make certain further research payments to NYU in connection with development of the instrument in exchange for the sublicense and in exchange for royalty payments by Chiron to Ciba based upon sales of the instrument.

5.   DEBT OBLIGATIONS

     ACQUIRED DEBT OF CCD

     As part of the Acquisitions, the Company assumed approximately $96 million in debt of CCD. This debt consists primarily of short-term borrowings under revolving foreign line of credit arrangements totaling $41 million at March 31, 1995, and a note payable to Ciba in the amount of $56 million which is due in the year 2000. The foreign line of credit arrangements bear interest at local interest rates ranging from 3 percent to 17 percent. The note payable to Ciba bears interest at a variable rate (6.45 percent at March 31, 1995).

     LINE OF CREDIT ARRANGEMENT

     On March 24, 1995, the Company entered into a revolving, unsecured line of credit arrangement with an international bank under which the Company may borrow up to $50 million. This credit facility is guaranteed by Ciba and bears interest at a rate based on LIBOR (6.33 percent on the $40 million outstanding at March 31, 1995).

6.   CONTINGENCIES

     See Item 1, Legal Proceedings, on page 24 of this Form 10-Q for a discussion of certain lawsuits filed against the Company.


7.   SUBSEQUENT EVENT - PROPOSED ACQUISITION OF VIAGENE, INC.


     On April 23, 1995, the Company entered into an agreement to acquire by merger Viagene, Inc. ("Viagene") by making a payment of 0.155 share of Chiron Common Stock or a cash payment of $9 for each Viagene common share equivalent for a total consideration of approximately $95 million (based on the closing price of Chiron Common Stock on April 23, 1995 and the assumption that all Viagene options and warrants not held by Chiron are exercised prior to the transaction). The agreement stipulates that 40 percent of the aggregate consideration will be in cash and the remaining 60 percent will be in Chiron Common Stock. The Company anticipates that the aggregate consideration will not exceed approximately $38 million in cash and will result in the issuance of approximately 1 million shares of Chiron Common Stock. The Company has an ongoing collaboration with Viagene in the area of gene therapy and, due to an earlier investment as part of the collaboration arrangement, currently holds approximately 17 percent of the outstanding voting stock of Viagene (which had a carrying value of approximately $14 million on Chiron's books at March 31, 1995). The proposed merger is subject to regulatory approval and approval by Viagene stockholders and is expected to close in the third quarter of 1995. If the proposed merger is completed, the Company will account for the merger using the purchase method, and accordingly will record an expense for the amount of the purchase price allocated to in-process technology.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

GENERAL

Chiron Corporation (the "Company" or "Chiron"), a human healthcare company, applies biotechnology and other techniques of modern biology and chemistry to develop, produce and sell products intended to improve the quality of life by diagnosing, preventing and treating human disease. Chiron participates in the global healthcare industry in four markets: diagnostics, including immunodiagnostics, critical care diagnostics and quantitative probe diagnostics; therapeutics, including Betaseron-Registered Trademark- (interferon beta 1-b) for multiple sclerosis and Proleukin-Registered Trademark- (Aldesleukin) for metastatic kidney cancer; vaccines, including a recombinant acellular pertussis vaccine and other pediatric vaccines, and vaccines under development for genital herpes, cytomegalovirus ("CMV"), human immunodeficiency virus ("HIV"), and hepatitis C virus ("HCV"); and ophthalmic surgical products.

Effective January 1, 1995, Chiron entered into a series of agreements with Ciba-Geigy Limited of Basel, Switzerland ("Ciba"), including an investment agreement, a cooperation and collaboration agreement and a governance agreement (collectively the "agreements"). Ciba now holds approximately a 49.5 percent ownership interest in Chiron common stock, partially through a tender offer for approximately 38 percent of Chiron's outstanding common stock for $117 per share. At the same time, Chiron acquired all of the outstanding common stock of Ciba Corning Diagnostics Corp. ("CCD") and Ciba's interests in The Biocine Company and JV Vax B.V. (a Netherlands company which owns Biocine SpA) in exchange for 6.6 million newly-issued Chiron common shares and a cash payment of $24 million. These two acquisitions of Chiron common stock by Ciba, together with Ciba's prior holdings of approximately 1.4 million shares, result in the aforementioned 49.5 percent ownership of the Company's common stock.

Under the terms of the agreements, Ciba is entitled to name three new members to Chiron's Board of Directors and has limited rights to review and approve certain Chiron transactions. In connection with these agreements, Ciba has agreed to guarantee $425 million of new debt for Chiron and has agreed to provide at least $250 million (and up to $300 million subject to certain reductions in the debt guarantee) over five years in support of research at Chiron, and Chiron has the option of issuing up to $500 million of new equity to Ciba. In the event Chiron utilizes Ciba's research funding, Chiron will be obligated to offer to Ciba the opportunity to share in the market opportunities of any resulting products. Alternatively, Chiron is entitled to reacquire all rights to any resulting products by repaying to Ciba, in cash or common stock, an amount equal to the funding plus an agreed upon return.

The acquisitions of CCD and Ciba's interests' in The Biocine Company and JV Vax B.V. ("the Acquisitions") were accounted for by the purchase method in the first quarter of 1995. The purchase price of approximately $433 million was allocated to the acquired assets and assumed liabilities based upon their estimated fair value on the acquisition date. As required under generally accepted accounting principles, Chiron recognized as an expense the amount allocated to in-process technology in the first quarter of 1995. This resulted in a noncash charge against earnings of $220 million. Other transaction-related charges totaling $50 million (related to legal and investment advisor fees, as well as employee payments and related tax liabilities) were also recognized as expenses in the first quarter of 1995. The results of operations of CCD, Biocine SpA and The Biocine Company are included in Chiron's consolidated operating results from

January 1, 1995, forward. Chiron's share of the operating results of Biocine SpA and The Biocine Company were included in the Company's 1994 operating results under the equity method of accounting.

Effective March 31, 1995, Chiron Vision acquired the surgical division of IOLAB from Johnson & Johnson for approximately $96 million. The acquisition was accounted for by the purchase method, and resulted in a $10 million charge to earnings in the first quarter of 1995 to expense purchased in-process technology. Chiron Vision plans to consolidate its intraocular lens manufacturing in Lyon, France and at IOLAB's plant in Claremont, California. The Company recorded additional charges for restructuring and integration-related expenses totaling $17 million. IOLAB's results of operations are included in Chiron's consolidated operating results from March 31, 1995, forward.

On April 23, 1995, the Company entered into an agreement to acquire by merger Viagene, Inc. ("Viagene") by making a payment of 0.155 share of Chiron common stock or a cash payment of $9 for each Viagene common share equivalent for a total consideration of approximately $95 million. The agreement stipulates that 40 percent of the aggregate consideration will be in cash and the remaining 60 percent will be in Chiron common stock. The Company anticipates that the aggregate consideration will not exceed approximately $38 million in cash and will result in the issuance of approximately 1 million shares of Chiron Common Stock. The Company has an ongoing collaboration with Viagene in the area of gene therapy and, due to an earlier investment as part of the collaboration arrangement, currently holds approximately 17 percent of the outstanding voting stock of Viagene (which had a carrying value of approximately $14 million on Chiron's books at March 31, 1995). The proposed merger is subject to regulatory approval and approval by Viagene stockholders and is expected to close in the third quarter of 1995. If the proposed merger is completed, the Company will account for the merger using the purchase method, and accordingly will record an expense for the amount of the purchase price allocated to in-process technology.

RESULTS OF OPERATIONS

REVENUES

PRODUCT SALES

The Company's revenues are derived from a variety of sources, including product sales, collaborative agreements, product royalty agreements and joint business arrangements. Product sales, Chiron's largest revenue category, consists of the following product lines in the human healthcare industry for each of the three-month periods ended March 31:

                                                    1995          1994
                                                  -------       ------
                                                       (IN MILLIONS)
     Diagnostic products                           $  127        $   4
     Ophthalmic products                               24           22
     Betaseron-Registered Trademark- sales             2           11
     Oncology products                                 13            8
     Vaccine products                                  16           --
     Other products                                     2           --
                                                   ------        -----
                                                   $  184        $  45
                                                   ------        -----
                                                   ------        -----

As a result of the January 1995 acquisition of CCD, diagnostic product sales now represent the largest component of product sales. CCD had sales of $120 million for the three months ended March 31, 1995. CCD's product sales for the first quarter of 1994, which are not included in Chiron's 1994 results, were approximately $101 million. CCD product sales include direct sales and sales-type leases of CCD's fully-automated random-access immunodiagnostic testing systems and reagents for these systems, as well as sales of critical blood analyte systems, clinical chemistry products and manual immunodiagnostic systems. CCD's sales increased from the prior year primarily due to increased sales of the immunodiagnostic and critical blood analyte product lines and due to favorable foreign currency exchange rates. Sales of diagnostic systems often include the sale of service and maintenance contracts. Revenue from these service contracts is included in product sales revenue and is recognized ratably over the life of the contracts.

Diagnostic product sales also include sales of nucleic acid probe products and instrumentation and sales of antigens and RIBA-Registered Trademark- HCV tests. Nucleic acid probe products are sold at cost to Daiichi Pure Chemical Co., Ltd. ("Daiichi"), which markets the product in Japan and pays Chiron a royalty based upon its sales of the product. Nucleic acid probe products are also sold by Chiron on a research-use only basis in the United States and Europe. Antigens and RIBA-Registered Trademark- HCV test kits are sold at cost to Ortho Diagnostic Systems, Inc. ("Ortho"), Chiron's partner in a joint diagnostic business.

Sales of ophthalmic surgical products increased between years largely due to the impact of the May 1994 acquisition of Laboratoires Domilens S.A. ("Domilens") and due to favorable foreign currency rate fluctuations. For the quarter ended March 31, 1995, sales of intraocular lenses by Domilens contributed $6 million in incremental revenues. Offsetting these increases were lower sales of refractive surgery products, particularly of ophthalmic surgical knives used in radialkeratotomy procedures. Sales of surgical knives have decreased as refractive surgery procedures are increasingly shifting towards newer technologies, including the use of corneal shapers and excimer lasers in place of surgical knives.

During 1994, Chiron operated under an amended Betaseron-Registered Trademark-supply agreement whereby Chiron recognized substantially all of its Betaseron
- -Registered Trademark- revenue at the time of shipment to its marketing partner, Berlex Laboratories, Inc. ("Berlex"). Chiron was required to revert to the terms of the original Betaseron-Registered Trademark- supply agreement by sometime in 1995 or no later than June of 1996. Chiron exercised its option to revert to the terms of the original Betaseron-Registered Trademark- supply agreement effective January 1, 1995. Under those original terms, Chiron will earn a partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and a subsequent final payment based upon Berlex's net sales of the product. Further, because adequate inventory levels had been built by Berlex, Chiron's Betaseron-Registered Trademark- revenue dropped between years as no commercial-use vials were shipped during the first quarter of 1995. Total 1995 shipments of Betaseron-Registered Trademark- to Berlex are expected to be roughly comparable to, or slightly above or below 1994 levels. Assuming comparable 1994 and 1995 annual vial shipments to Berlex, total 1995 revenues from Betaseron-Registered Trademark- shipments will be lower than 1994 revenues by approximately $25 million to $30 million as a result of the reversion to the original supply agreement.

Sales of oncology products, principally Proleukin-Registered Trademark-, increased by approximately $5 million between 1994 and 1995 as the number of vials sold increased in both the European and domestic markets. Average selling prices were comparable between periods.

Vaccine product sales totaling approximately $16 million consist of sales of pediatric and adult vaccines primarily in Italy and to public health organizations by the Company's Biocine SpA subsidiary. Biocine

SpA's product sales for the first quarter of 1994, which are not included in Chiron's 1994 results, were approximately $11 million. Biocine SpA's vaccine products include Acelluvax-Registered Trademark-, a recombinant acellular pertussis vaccine, Agrippal-Registered Trademark-, a flu vaccine, and Polioral-Registered Trademark-, an oral polio vaccine. Sales of certain of Biocine SpA's vaccines are seasonal, particularly the flu vaccine, with strong sales generally occurring during the pre-flu season in the fourth quarter of the year.


The Company markets many of its commercial products internationally. As a result, product revenues are affected by fluctuating foreign currency exchange rates. Foreign product sales were approximately $118 million and $12 million for the three months ended March 31, 1995 and 1994, respectively, with international sales of diagnostic products by CCD and vaccine sales by Biocine SpA accounting for substantially all of the increase in foreign product sales. Product sales would have been approximately 4 percent lower in 1995 if currency exchange rates had remained the same as in 1994. The Company's other revenues, discussed below, are largely denominated in U.S. dollars.

EQUITY IN EARNINGS OF JOINT BUSINESSES






As of March 31, 1995, Chiron had a 50 percent equity interest in three joint businesses: a joint diagnostic business with Ortho, a generic cancer chemotherapeutics business with Ben Venue Laboratories, Inc., and a German ophthalmic excimer laser business. Chiron's one-half interest in the pretax operating earnings of its joint diagnostic business with Ortho represents the largest component of joint business revenues. Approximately 80 percent of the sales of the Chiron-Ortho joint business arise from sales of HCV blood screening tests. The joint business also receives a royalty from Abbott Laboratories ("Abbott") for Abbott's sales of HCV tests which use the Chiron technology and which compete directly with tests marketed by Ortho. Chiron's share of the profits of the joint business increased by approximately $3 million from the prior year as lower margins on domestic sales of diagnostic kits by the joint business were more than offset by increased profits from sales by Ortho's foreign affiliates and lower research and development spending by the joint business.

COLLABORATIVE AGREEMENT REVENUES

Collaborative agreement revenues consist of fees received for research services as they are performed, fees received for completed research or technology, fees received upon attainment of benchmarks specified in the related research agreements, and proceeds of sales of biological materials to research partners for clinical and preclinical testing. Collaborative agreement revenues decreased from the prior year period due to the January 1995 acquisition of Ciba's interest in The Biocine Company, Chiron's joint vaccine venture with Ciba. Prior to the acquisition, Chiron received reimbursement for its vaccine research expenses from The Biocine Company and recorded such reimbursement as collaborative agreement revenue. After the acquisition, The Biocine Company became a wholly owned subsidiary of Chiron and thus no longer provides research revenues to Chiron. In the first quarter of 1994, Chiron recognized revenues of $11 million from The Biocine Company. Further contributing to the decrease in collaborative agreement revenues was the completion of a nucleic acid probe development program with Daiichi, which had provided first quarter 1994 revenues of $3 million.

As part of the agreements with Ciba, Ciba has agreed to provide research funding to Chiron of $250 million over the next five years. Annual funding amounts are subject to certain limitations and the specific programs to be funded are subject to Ciba's approval. In the event Chiron utilizes this research funding arrangement, Chiron will be obligated to offer to Ciba the opportunity to share in the market opportunities of any resulting products.

In addition, Chiron is entitled to re-acquire all rights to any resulting products by repaying to Ciba, in cash or common stock, an amount equal to Ciba's funding plus interest. During the first quarter of 1995, no research funding was earned from Ciba under this arrangement.

OTHER REVENUES

Other revenues consist principally of product royalties, government grants and sales fees earned by the Company for sales and marketing services rendered on behalf of its generic chemotherapeutics joint venture and on behalf of Ciba. Sales fees received from Ciba for sales of Aredia-Registered Trademark-, for which Chiron began earning sales fee revenue in late 1994, accounted for the increase in other revenues for the first quarter of 1995 as compared with the first quarter of 1994. Royalty revenue, the largest component of other revenues, was comparable between periods.

COST AND EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased significantly between 1994 and 1995 due to the acquisitions of CCD and Biocine SpA, which on a combined basis added $21 million in incremental research and development expenses. In addition, the Company entered into new collaboration agreements and funded development expenses in a number of its existing collaborative arrangements with other pharmaceutical and biotechnology companies for the research, development and marketing of certain technologies and products. As part of these collaborative arrangements, Chiron has made various investments in the equity securities of the collaborative partners and, in some cases, agreed to provide specified levels of funding to the collaboration. During the first quarter of 1995, new collaborative arrangements include the following:

- -    In March 1995, the Company reached an agreement with Genelabs Technologies,
     Inc. ("Genelabs"), whereby Chiron and Genelabs cross-licensed certain rights to hepatitis C virus ("HCV"), hepatitis G virus ("HGV"), a novel hepatitis virus discovered by Genelabs, human T-cell leukemia virus-I ("HTLV-I") and human T-cell leukemia virus-II ("HTLV-II") diagnostic tests.  Under the agreement, Chiron acquired certain rights to develop and market diagnostic products for the detection of HGV, HTLV-I and
     HTLV-II.  In return, Genelabs acquired development and marketing rights in Asia, except Japan, for certain products incorporating Chiron's
     HCV technology.   Chiron has agreed to pay $5 million in up front license
     fees and up to $9 million in HGV development milestones. Chiron also agreed to invest a total of $10 million in equity securities of Genelabs at the closing. Of an initial payment of $5 million, approximately $4 million was expensed in the first quarter of 1995, while the remainder was recorded as an investment in securities of Genelabs. Also, under the terms of the agreement, Chiron has the option to acquire substantially all of the diagnostics business of Genelabs in the year 2000 at the then fair market value through the conversion of the $10 million equity investment for approximately one-half of the business and an additional payment in an amount to be determined for the remaining half. Chiron's agreement to provide the HCV license is subject to the approval of Ortho, Chiron's joint diagnostic business partner. Chiron intends to offer Ortho participation in the collaboration with Genelabs as an equal partner, whereby Ortho would share equally in all payments under the agreement.

- -    An agreement with Progenitor, Inc. ("Progenitor"), a subsidiary of
     Interneuron Pharmaceuticals, Inc., to collaborate in the development and commercialization of therapeutic and vaccine products incorporating Progenitor's proprietary gene therapy technology. Under the agreement, Chiron received a license to Progenitor's nonviral gene expression system for use in the development of products for the treatment of certain cancers, cardiovascular disorders, development of infectious disease vaccines and for development of certain other gene therapy products. Chiron will have the right to manufacture and market any resulting products of the collaboration. In return for the license and other rights, Chiron made an initial payment of $2.5 million to Progenitor, agreed to make an additional funding payment of $0.5 million, agreed to make additional license payments totaling $1 million to retain certain rights to development of infectious disease vaccines and agreed to make additional product development milestone payments which could total approximately $3 million for each of the resulting products plus certain other milestone payments which are treated as prepaid royalties. In addition, Progenitor will receive a royalty from any commercial sales of products resulting from the collaboration.


- -    An agreement with New York University ("NYU") under which Chiron acquired rights to optical mapping technology for use by Chiron and its sublicensee, Ciba, in development of diagnostics, therapeutics and vaccines, and Chiron also acquired the right to commercialize a potential optical mapping instrument. Chiron made a $5 million payment to NYU for the license and for funding of certain research facilities at NYU. If Chiron decides to continue development of the instrument, Chiron will be obligated to make a $4 million milestone payment to NYU and will make royalty payments based on a percentage of sales of the instrument, subject to certain minimum amounts. In addition, Ciba has agreed to make certain further research payments to NYU in connection with development of the instrument in exchange for the sublicense and in exchange for royalty payments by Chiron to Ciba based upon sales of the instrument.


Incremental research and development expense recognized as a result of the Company's funding of its collaborations, including the new agreements with Genelabs, Progenitor and NYU, during the first quarter of 1995 totaled $31 million. In addition to these new agreements, the Company exercised an option to fulfill its funding requirement through 1996 in a collaboration with G.D. Searle & Co. ("Searle") by making a $9 million payment to Searle in return for a lower overall funding amount and the exclusive option to negotiate for the manufacturing rights to certain of Searle's products. Chiron also made a $4 million payment to DepoTech, Inc. ("DepoTech") related to the attainment of a development milestone in a therapeutic collaboration and made a $1.5 million payment to CytoMed, Inc. ("CytoMed") for funding of a collaboration utilizing complement inhibitors for use in therapeutic and diagnostic applications and for the purchase of additional equity securities of CytoMed. In addition, beginning in the first quarter of 1995, the Company began funding 100 percent of the expenses of its neurological disease collaboration with Cephalon, Inc. ("Cephalon"), resulting in a $6 million expense for the first quarter collaborative expenses.

With respect to Chiron's in-house research and development programs, Chiron continued to devote substantial resources to its vaccine programs, growth factor and nucleic acid therapeutics programs and internal biological therapeutics programs. In particular, spending in the vaccines program increased by approximately $4 million (excluding the impact of the acquisition of Biocine
SpA) over the prior year due to clinical trial and manufacturing expenses for herpes simplex type 2 vaccines and other vaccines currently in development. The Company also recognized $1.5 million in expense during the first quarter from the purchase of an option from Johnson & Johnson to participate in a home-access HIV testing business. During the remainder of 1995, the Company expects that research and development expense will remain significantly higher than prior years due to the impact of the acquisitions and to continued expenses in all of its collaborations. Product development, manufacturing start-up, and regulatory expenses may also increase in future periods as Chiron's products in development advance towards commercialization.

COST OF SALES

Cost of sales increased consistent with the increase in product sales between years. Gross profit margins decreased slightly from the prior year to 51 percent from 52 percent. Margins on existing product sales decreased from the prior year due to increased obsolescence reserves on ophthalmic products and operating expenses associated with the idled Puerto Rico facility. Partially offsetting these decreases in gross profit margins was the addition of CCD's and Biocine SpA's product sales which have higher margins than those of the Company's existing products. Gross profit margins will be adversely impacted during the remainder of 1995 due to the impact of the reversion to the original terms of the Betaseron-Registered Trademark- supply agreement which will result in lower revenues over the next two to three quarters. Further, gross profit margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve, as the increased costs of new manufacturing facilities are included in cost of goods sold and as the restructurings of the Company's ophthalmic, diagnostics, and vaccine businesses are completed.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A expenses") increased between 1994 and 1995, largely due to the impact of the acquisitions of CCD and Biocine SpA, which together added $46 million in SG&A expenses. SG&A expenses were higher in the ophthalmic business due to the acquisition of Domilens and increased costs related to the ophthalmic sales force arising from the anticipated integration of Chiron Vision's operations with IOLAB. SG&A expenses also increased due to increased selling costs for the Company's therapeutic product lines and due to increased professional fees arising from ongoing patent litigation.

OTHER EXPENSES

The write-off of purchased in-process technology includes $220 million for the acquisitions of CCD, Biocine SpA and The Biocine Company and $10 million for the acquisition of IOLAB. The fair value of the net assets acquired in these acquisitions, including in-process technology, was estimated based on valuations of the acquired net assets.

Other costs related to the Ciba transaction consist primarily of employee payments and related tax liabilities and legal and investment advisor fees. Under the agreements reached with Ciba, Ciba has agreed to reimburse the Company $25 million for a portion of the employee payments and such reimbursement has been recorded as a capital contribution.

Restructuring and reorganization costs represent certain accrued costs of integrating the acquired businesses with Chiron's existing businesses, costs related to the idling of the company's Puerto Rico manufacturing facility and the scaling-back of manufacturing operations at the Company's Amsterdam facility, and costs related to the write-down of duplicate facilities at the Company's Emeryville, California headquarters. Also included is a charge related to the postponement of plans to expand the Company's Emeryville research and administrative facilities. Of the $38 million in total charges, approximately $23 million related to write-downs of assets. The remaining charges of $15 million consist of employee costs of $7 million and other accrued costs of $8 million primarily for lease termination costs and additional tax obligations. The majority of the accrued costs are expected to be paid over the next two years.

Other income (expense) consists primarily of investment income on the Company's cash and investment balances and interest expense accrued on debt and capital leases. Other income (expense) decreased between 1994 and 1995, due to increased interest expense resulting from the acquired debt of CCD and Biocine SpA and due to lower yields on the Company's investment portfolio.

The provision for income taxes in 1995 consists primarily of foreign taxes on certain foreign operations of the Company. Substantially all of the write-off of purchased in-process technologies is not deductible for income tax purposes and thus does not create a tax benefit in 1995. The provision for income taxes in 1994 was based on the estimated annual effective income tax rate. The income tax provision increased between periods primarily due to the acquisition of foreign operations which were not included in 1994 results.

OUTLOOK

Chiron may incur a loss in the second quarter of 1995 and expects to incur a loss in the third quarter of 1995 due to the continuing impact of integrating CCD, Biocine SpA, The Biocine Company and IOLAB, as well as significant charges associated with the planned acquisition of Viagene. Profitability of the Company beyond the third quarter of 1995 depends upon a number of factors.
These factors include: successful integration of the newly acquired businesses with Chiron; substantial profit contribution from CCD and the newly integrated ophthalmic business; continuation of substantial profit contribution from the Chiron-Ortho joint business; continued product sales of Betaseron-Registered Trademark- in the United States and Proleukin-Registered Trademark- worldwide; the successful completion of clinical trials and subsequent FDA approval for commercialization of additional vaccines, diagnostics and pharmaceuticals under development; and expense reduction in several of the Company's businesses.
There can be no assurance whether any combination of these factors can be achieved, or that any such combination will result in profitability of the Company. The integration of CCD, The Biocine Company, Biocine SpA and IOLAB will have a material impact on the results of operations of the Company going forward. Although the Company has recorded the majority of the expected cost of these integrations in the first quarter of 1995, the Company expects to incur additional charges in subsequent quarters as these integrations are completed. Profitability of the Company is also dependent on utilization of research funding available from Ciba. As part of the agreements with Ciba, Ciba agreed to provide the Company with funding totaling $250 million over the next five years in support of the Company's research programs.


Achievement and maintenance of profitability are substantially dependent upon the success of Chiron's collaborations with others. Under the joint business agreement with Ortho, Chiron and Ortho together determine strategy and budgets for their joint diagnostics business, but Ortho conducts all commercial activities, except research and antigen manufacturing, and exercises broad control over the conduct of day-to-day operations. The Company is also dependent upon Schering AG, Germany, and its U.S. affiliate, Berlex, for development, marketing and distribution of Betaseron-Registered Trademark-. There can be no assurance that the corporate interests of Berlex and Ortho, or any other corporate partners, are or will remain consistent with those of Chiron or that any collaborator will succeed in developing new markets or retaining and expanding the markets served by the commercial collaborations.

In addition, Chiron's 50 percent share of the operating earnings of the Chiron-Ortho joint business has been a significant source of Chiron's revenues. The market for immunodiagnostic viral screening tests has evolved rapidly since the introduction of HCV tests by the Chiron-Ortho joint business and by Abbott. The joint business may be adversely affected in future periods by increasing margin pressures, the overall demand for current tests and new diagnostic products, and by the introduction of competing tests by unlicensed third parties.

Furthermore, other Chiron programs will require substantial additional investment including the cost of funding collaborative research arrangements with third parties, the cost of clinical trials, the completion of commercial scale manufacturing facilities, and marketing and sales expenses associated with product introductions. Also, the planned merger with Viagene will result in a charge for the expensing of purchased in-process technology and will also result in increased research and development expenses in future periods. Chiron has significantly expanded its manufacturing capability to support both approved products and products in development which has resulted in higher levels of operating expenses and depreciation, and may result in even higher levels of operating expenses in future periods. The research, development and market introduction of new products will require the application of considerable technical and financial resources by Chiron, while revenues generated from such products, assuming they are successfully developed, may not be realized for several years. Other material and unpredictable factors which could affect operating results include the uncertainty, timing and costs associated with product approvals and commercialization; the issuance and use of patents and proprietary technology by Chiron or its competitors; the effect of technology and other business acquisitions or transactions; the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing; and actions by collaborators, customers and competitors.

Chiron exercised its option to revert to the terms of the original Betaseron
- -Registered Trademark- supply agreement effective January 1, 1995. Under those original terms, Chiron will earn a partial payment for Betaseron -Registered Trademark- upon shipment to Berlex and a subsequent final payment based upon Berlex's net sales of the product. Total 1995 shipments of Betaseron
- -Registered Trademark- are expected to be roughly comparable to, or slightly above or below 1994 levels. Assuming comparable 1994 and 1995 annual vial shipments to Berlex, total 1995 revenues from Betaseron-Registered Trademark-shipments will be lower than 1994 revenues by approximately $25 million to $30 million as a result of the reversion to the original supply agreement.

In March 1995, the Company decided to idle its Puerto Rico facility and scale-back the manufacturing operations at the Company's Amsterdam facility. This decision was based on the belief that current demand for Betaseron -Registered Trademark- can be adequately supplied with the expanded manufacturing capacity at the Company's Emeryville, California facility. Utilization of this idled manufacturing capacity will require a significant increase in Betaseron
- -Registered Trademark- demand and/or the introduction of new products which would require significant manufacturing capacity.

The market price of the Company's common stock is subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. Additionally, announcements of technological innovations by the Company or its competitors, developments concerning proprietary rights, public concern as to the safety of biotechnology and economic or other external factors may have a significant impact on the market price of the Company's common stock. The Company does not currently believe that inflation has a significant impact upon its business.

LIQUIDITY AND CAPITAL RESOURCES

Chiron has financed product development, operations and capital expenditures primarily from public and private sales of equity and convertible debt, product sales, collaborative research revenues and from the earnings of the Chiron-Ortho joint business. In addition to these sources of capital, future cash requirements, including possible operating deficits, will be financed through a combination of debt, mortgage, leases, possible off-balance-sheet financing (such as R&D limited partnerships), and the use of existing cash and investment balances. In addition, Ciba has agreed to guarantee $425 million of new debt for Chiron, and has agreed to provide $250 million (and up to $300 million subject to certain reductions in the debt guarantee) over five years in support of research programs at Chiron. Chiron also has the option of issuing up to $500 million of new equity to Ciba. Until required for operations, Chiron's policy is to keep its cash and investments in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, or other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with original maturities in excess of one year are presented on the balance sheet as noncurrent investments.

Chiron's liquidity may be impacted in future periods by its decision to fund its share of expenses in certain of its joint ventures and collaboration arrangements. Over the next several years, Chiron anticipates funding collaborations with a number of its research partners, and may make additional equity investments in collaborative partners. During the first quarter of 1995 the Company funded $34 million under third party collaborations for both additional equity investments and development expenses. Also, Chiron has agreed to provide one of its collaborative partners, Cephalon Inc., with an $18 million credit facility through 1999 and has made advances to Cephalon Inc. totaling $14 million through March 31, 1995.

During the quarter ended March 31, 1995, cash and cash equivalents increased by approximately $6 million. Of this amount, approximately $4 million was used in the Company's operating activities, compared to $21 million used in operating activities in the first quarter of 1994.

Investing activities consumed cash of $58 million in 1995, versus $94 million in 1994. The first quarter of 1995 included the acquisition of IOLAB for $96 million in cash. The first quarter of 1994 included net purchases of marketable debt securities of $45 million, compared to net sales of marketable debt
securities of $67 million in the first quarter of 1995.   Capital expenditures
on plant and equipment were $29 million during 1995 versus $25 million in 1994. The Company also made investments in the equity securities of collaborative partners totaling $3 million in the first quarter of 1995 and $19 million in the first quarter of 1994.

Cash provided by financing activities in the first three months of 1995 of $68 million includes a $25 million capital contribution by Ciba to fund certain payments to employees which resulted from the agreements with Ciba and $3 million from the issuance of common stock under the Company's employee benefit plans. Also, in March 1995, the Company borrowed $40 million under a line of credit arrangement, representing the first utilization of the debt guarantee provided by Ciba. In addition, as part of the acquisitions, Chiron assumed approximately $96 million in debt of CCD. This debt consists primarily of short-term borrowings under foreign line of credit arrangements and a long-term loan with Ciba.

The proposed acquisition of Viagene will require approximately $38 million in cash and result in the issuance of approximately 1 million new shares of Chiron common stock.

More than 60 percent of the Company's product sales in the first quarter of 1995 were made in foreign countries primarily Western European countries and Japan. Foreign product sales are typically denominated in the currency of the country in which the sale occurs. To the extent that foreign activities give rise to receivable and payable balances that are denominated in foreign currencies, the Company's policy is to mitigate its exposure to fluctuating foreign currency exchange rates by hedging this exposure by entering into forward foreign currency contracts which are settled quarterly. The gains and losses on these hedging contracts are recorded in "Other income (expense)" in the consolidated statement of operations and serve to offset the loss and gain on the underlying exposures. At March 31, 1995, the Company had outstanding forward foreign currency contracts totaling approximately $37 million.

ITEM 1.   LEGAL PROCEEDINGS

     MUREX DIAGNOSTICS, LTD. In a series of actions, the first of which was brought on March 2, 1992, Chiron together with Ortho Diagnostic Systems, Inc. ("Ortho") and Ortho Diagnostic Systems, Ltd., filed suit in the High Court for England and Wales against Murex Diagnostics, Ltd. ("Murex"), alleging infringement of Chiron's U.K. Patent No. 2,212,511 ("the '511 patent") as a result of Murex's manufacture and sale of HCV immunoassay kits in the U.K.
Murex is a subsidiary of International Murex Technologies Corp., a Canadian company. Chiron and Ortho sought injunctive relief and unspecified damages. On May 27, 1994, the court granted judgment for Chiron and Ortho, holding the '511 patent valid and infringed, and ordered Murex to pay damages in an amount to be determined. Chiron's and Ortho's request for an injunction was granted on November 30, 1994. Murex has appealed. Chiron is informed that officials within the British Ministry of Health have in the past raised the possibility of authorizing Murex's infringement of the `511 patent under the "Crown use" provisions of British law, with respect to the sale of HCV immunoassay kits to the British National Health Service. Further, Murex has stated that it will apply for a compulsory license under the '511 patent. Infringement proceedings against Murex on German and European patents corresponding to the '511 patent have also been filed by Chiron and Ortho in Germany, Italy, The Netherlands and Belgium. On January 23, 1995, Chiron and Ortho were granted an injunction in Germany. On May 8, 1995, Chiron was granted a cross-border preliminary injunction by the Dutch court preventing infringement by Murex and certain of its affiliates covering The Netherlands, Belgium, France, Spain and Luxembourg. Murex has brought an action in Australia seeking the revocation of the Australian counterpart of the '511 patent. Chiron has counterclaimed for infringement.

     DANIEL W. BRADLEY. On December 20, 1994, Dr. Daniel W. Bradley, a former scientist at the U.S. Centers for Disease Control (the "CDC") brought suit in the United States District Court for the Northern District of California against Chiron, Ortho, certain employees of Chiron, and the United States government. Bradley, who collaborated with Chiron scientists on the research that led to the discovery of HCV, alleges he has been wrongly excluded as an inventor of HCV.
He requests various forms of relief, including declarations that he is an inventor of Chiron's patents related to HCV and that these patents are unenforceable. Bradley further seeks monetary damages and a constructive trust on all past and future profits derived from Chiron's HCV invention, which are estimated by Bradley to be in excess of $1 billion, as well as penalties under federal and state Racketeering and Corrupt Organization (RICO) statutes. Chiron believes that this suit is without merit and that substantial defenses exist.
In 1990, Bradley and the CDC entered into a settlement agreement regarding his claims of inventorship in which any rights either might have were assigned to Chiron. Chiron believes that the settlement agreement is valid and bars nearly all of the claims in the subject litigation. Chiron and the other defendants have filed a motion to dismiss.

     SICOR. In April 1991, Alco Chemicals, Ltd. ("Alco") and Sicor, SpA ("Sicor"), Cetus Ben Venue Therapeutics' ("CBVT") former suppliers of bulk doxorubicin, filed suit in the United States District Court for the Northern District of California against Cetus Corporation ("Cetus"), Ben Venue Laboratories, Inc. ("Ben Venue"), CBVT and Erbamont, Inc. ("Erbamont") and its affiliates. Sicor had been prevented from manufacturing product for CBVT since September 1990, when Sicor's facilities in Italy were ordered closed by the government in connection with trade secret litigation in Italy. In March 1991, CBVT entered into an agreement with Erbamont which provided for, among other things, the settlement of several legal proceedings then pending relating to Erbamont's alleged doxorubicin proprietary rights, and the exclusive supply of doxorubicin to CBVT by Erbamont. The Sicor complaint alleges breach of the CBVT contract to purchase bulk doxorubicin from Sicor, as well as antitrust violations and interference with contract and prospective advantage and seeks unspecified damages. Cetus has denied any entitlement to recovery in this lawsuit and has filed a counterclaim against the plaintiffs for fraud and breach of contract based on Sicor's failure to deliver the bulk product. In an order filed on January 11, 1993, the judge granted summary judgment motions in favor of the Cetus parties and Erbamont with respect to the Sicor and Alco claims. Sicor appealed the summary judgment and, in August 1993, dismissed its claims against Erbamont. In an opinion issued April 3, 1995, the Ninth Circuit Court of Appeals affirmed the summary judgment on the antitrust claims, but reversed and remanded to the District Court for further proceedings the claims of breach of contract and interference with prospective advantage. The Cetus parties filed a motion for rehearing by the Ninth Circuit Court of Appeals, and, on May 3, 1995, the Court directed the Sicor parties to file a response to such motion. In the event that the Ninth Circuit Court of Appeals decision is not changed on rehearing, the Company believes it has substantial defenses to the remanded claims. A related arbitration before the International Chamber of Commerce in Paris brought by Sicor against Chiron, Cetus and Ben Venue has been stayed pending the resolution of the Cetus parties counterclaims in the above described litigation.

     In February 1995, Sicor and Alco filed a further action in the United States District Court for the Northern District of California against CBVT for amounts allegedly owed by CBVT to Sicor and Alco for the supply of doxorubicin, plus interest and attorneys' fees. This case has been assigned to the same judge as the above referenced District Court case. Internal investigation of the claim is under way, and there has been no further action in this suit.

     AMERICAN HOME PRODUCTS. On April 27, 1995, American Home Products Corporation ("AHP") filed suit against Chiron in the Superior Court in New Castle County, Delaware, claiming compensatory, consequential and punitive damages based on an alleged breach and repudiation by Chiron of a contract pursuant to which Chiron had agreed to purchase certain assets from AHP for a purchase price of $9.75 million. Chiron has not yet answered the complaint. However, a preliminary review of the facts of the case indicates that Chiron has significant defenses.

     BRILLIANT TRADING CO., WOLFSON.   Following the announcement by Chiron of
the signing of a definitive agreement to acquire Viagene, two lawsuits purporting to be class actions were filed on April 24 and May 1, 1995, respectively, in the Court of Chancery of the State of Delaware against named directors and officers of Viagene and against Viagene and Chiron. In one case, Chiron is sued on a theory that it aided and abetted alleged breaches of fiduciary duty by Viagene's directors and officers in approving the proposed acquisition by Chiron; in the other case, Chiron is sued for alleged breaches of fiduciary duty as a controlling stockholder of Viagene. The defendants seek declaratory and injunctive relief, an accounting and costs and disbursements. Chiron believes these suits are without merit.

The Company is party to certain other lawsuits, each of which is described in
Item 3, Legal Proceedings on page 9 of the Company's report on Form 10-K for the period ended December 31, 1994, and as to which lawsuits there have been no material developments since such Form 10-K was filed.

ITEM 2.   CHANGES IN SECURITIES.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS.

               2.01 Agreement and Plan of Merger, made as of February 6, 1987, incorporated by reference to Exhibit 2.01 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               4.01 Indenture, dated as of May 21, 1987, between Cetus Corporation and Bankers Trust Company, Trustee, incorporated by reference to Exhibit 4.01 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

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

               4.04 Rights Agreement, dated as of August 25, 1994, between the Company and Continental Stock Transfer & Trust Company, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 4.04 of the Registrant's current report on Form 8-K dated August 25, 1994.

               4.05 Amendment No. 1 to Rights Agreement dated as of November 20, 1994, between Chiron Corporation and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.05 of the Registrant's current report on Form 8-K, dated November 20, 1994.

               4.06 $1,000,000 County of Lorain, Ohio Variable Rate Industrial Revenue Bonds dated as of July 1, 1984, due July 1, 2014. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation 601(b)(4)(iii).

               4.07 $1,000,000 Walpole Industrial Development Authority 6.75% Industrial Revenue Bonds dated as of July 1, 1979, due July 1, 2004. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation 601(b)(4)(iii).

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

               10.03 Agreement and Plan of Merger dated as of April 23, 1995 between Viagene, Inc., a Delaware corporation, and Chiron Corporation, incorporated by reference to
                         Exhibit 10.67 of the Registrant's current report on Form 8-K dated April 24, 1995.

               10.04 Stockholders' Agreement dated as of April 23, 1995 among certain stockholders of Viagene, Inc., a Delaware corporation, and Chiron Corporation, incorporated by reference to Exhibit 10.68 of the Registrant's current report on Form 8-K dated April 24, 1995.

               10.05 Stock and Asset Purchase Agreement dated as of March 6, 1995, by and among Johnson & Johnson, a New Jersey corporation, Site Microsurgical Systems, Inc., a Pennsylvania corporation, and Chiron Corporation and Amendment No. 1 to Stock and Asset Purchase Agreement, entered into March 31, 1995 by and among Johnson & Johnson, Site Microsurgical Systems, Inc. and Chiron Corporation.

               10.06 Revolving Credit Facility dated as of March 24, 1995, between Chiron Corporation and Swiss Bank Corporation, San Francisco Branch.

               10.07 Lease between Acorn Development, Inc., a West Virginia corporation, and IntraOptics, Inc., a Delaware corporation, dated September 12, 1991, incorporated by reference to Exhibit 10.06 of the Registrant's Form 10-K report for fiscal year 1992.

               10.08 Joint Venture Agreement by and between Chiron Biocine Corporation, a California corporation, and CIBA-GEIGY Biocine Corporation, a Delaware corporation, dated April 15, 1987 (with certain confidential information deleted), incorporated by reference to Exhibit 10.23 of the Registrant's Form 8 filed with the Commission on February 14, 1992.

               10.09 Amendment to Biocine Joint Venture Agreement by and between Chiron Biocine Corporation, a California corporation, and CIBA-GEIGY Biocine Corporation, a Delaware corporation, effective as of January 1, 1992, incorporated by reference to Exhibit 10.63 to Registrant's Form 10-Q report for the period ended June 30, 1992.

               10.10 Research and License Agreement by and between Registrant and The Biocine Company, a Delaware partnership, dated April 15, 1987 (with certain confidential information deleted), incorporated by reference to Exhibit 10.24 of the Registrant's Form 8 filed with the Commission on February 14, 1992.

               10.11 License Agreement by and between CIBA-GEIGY Biocine Corporation, a Delaware corporation, and The Biocine Company, a Delaware partnership, dated April 15, 1987 (with certain confidential information deleted), incorporated by reference to Exhibit 10.25 of the Registrant's Form 8 filed with the Commission on February 14, 1992.

               10.12 License Agreement by and between Chiron Biocine Corporation, a California corporation, and The Biocine Company, a Delaware partnership, dated April 15, 1987 (with certain confidential information deleted), incorporated by reference to Exhibit 10.26 of the Registrant's Form 8 filed with the Commission on February 14, 1992.

               10.13 Letter Agreement signed by CIBA-GEIGY Corporation, dated April 15, 1987, incorporated by reference to
                         Exhibit 10.13 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.14 Agreement between the Registrant and Ortho Diagnostic Systems, Inc., a New Jersey corporation, dated
                         August 17, 1989, and Amendment to Collaboration Agreement between Ortho Diagnostic Systems, Inc. and Registrant, dated December 22, 1989 (with certain confidential information deleted), incorporated by reference to Exhibit 10.14 of the Registrant's
                         Form 10-Q report for the period ended September 30, 1994.

               10.15 License and Supply Agreement between Ortho Diagnostic Systems, Inc., a New Jersey corporation, the Registrant and Abbott Laboratories, an Illinois corporation, dated August 17, 1989 (with certain confidential information deleted), incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-Q report for the quarter ended June 30, 1994.

               10.16 Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Annex 1 of the Registrant's Proxy Statement dated April 18, 1995.*

               10.17 Forms of Option Agreements, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to
                         Exhibit 10.17 of the Registrant's Form 10-K report for fiscal year 1993.*

               10.18 Forms of Option Agreements, Cetus Corporation Amended and Restated Common Stock Option Plan, incorporated by reference to Exhibit 10.33 of Registrant's Form 10-K report for fiscal year 1991.*

               10.19 Forms of Supplemental Letter concerning the assumption of Cetus Corporation options by Chiron, incorporated by reference to Exhibit 10.34 of Registrant's Form 10-K report for fiscal year 1991.*

               10.20 Agreement and Plan of Reorganization dated as of October 11, 1991 by and among the Registrant, Chiron Ophthalmics, Inc., COI Acquisition Corp., IntraOptics, Inc. and James R. Cook, M.D., incorporated by reference to Exhibit 28.2 of Registrant's current report on Form 8-K dated October 14, 1991.

               10.21 Indemnification Agreement between the Registrant and Dr. William J. Rutter, dated as of February 12, 1987 (which form of agreement is used for each member of Registrant's Board of Directors), incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.22 Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Development Corporation, a corporation organized and existing under the laws of the State of New Jersey, dated as of October 3, 1986, incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.23 Stock Purchase Agreement between the Registrant and CIBA-GEIGY, Limited, a corporation organized and existing under the laws of Switzerland, dated November 14, 1988, incorporated by reference to Exhibit 10.23 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.24 Form of Debenture Purchase Agreement between the Registrant and CIBA-GEIGY, Limited, a corporation organized and existing under the laws of Switzerland, dated June 22, 1990, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1994.

               10.25 Chiron Corporation 1.90% Convertible Subordinated Note due 2000, Series B, incorporated by reference to
                         Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1993.

               10.26 Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.54 of the Registrant's current report on Form 8-K dated
                         November 20, 1994.

               10.27 Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation and Chiron Corporation, incorporated by reference to
                         Exhibit 10.55 of the Registrant's current report on Form 8-K dated November 20, 1994.

               10.28 Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.56 of the Registrant's current report on Form 8-K dated
                         November 20, 1994.

               10.29 Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy Limited and Chiron Corporation, incorporated by reference to
                         Exhibit 10.57 of the Registrant's current report on Form 8-K dated November 20, 1994.

               10.30 Registration Rights Agreement dated as of November 20, 1994 between Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.58 of the Registrant's current report on Form 8-K dated November 20, 1994.

               10.31 Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.59 of the Registrant's current report on Form 8-K dated
                         November 20, 1994.

               10.32 Amendment dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.60 of the Registrant's current report on Form 8-K dated January 4, 1995.

               10.33 Supplemental Agreement dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.61 of the Registrant's current report on Form 8-K dated
                         January 4, 1995.

               10.34 Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.62 of the Registrant's current report on Form 8-K dated January 4, 1995.*

               10.35 Supplemental Benefits Agreement, dated July 21, 1989, between the Registrant and Dr. William J. Rutter, incorporated by reference to Exhibit 10.27 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*

               10.36 Lease dated as of July 1, 1983 between Cetus Corporation and H.B. Chapman, Jr., incorporated by reference to Exhibit 10.28 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.37 Amendment to Lease, made as of March 20, 1990, amending Lease dated July 1, 1983, between Harold B. Chapman, Jr. and Cetus Corporation.

               10.38 Lease commencing March 1, 1987, between EuroCetus B.V. and the Municipal Land Company of the City of Amsterdam (Translation), incorporated by reference to Exhibit 10(k) of Cetus Corporation's Form 10-K report for its fiscal year 1987 (Commission File No. 0-10003).

               10.39 Form of Option Agreement (with Purchase Agreements attached thereto) between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership, a California limited partnership, incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.40 Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December 30, 1986, between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership II, a California limited partnership, incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.41 Big-O Property Purchase and Leaseback Agreement, dated as of October 31, 1988, between Cetus Corporation and Richard K. Robbins, incorporated by reference to
                         Exhibit 10.33 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.42 Triple Net Lease dated as of January 20, 1989, between Cetus Corporation and BGR Associates III, a California limited partnership, and Marin County Exchange Corporation, incorporated by reference to Exhibit 10.34 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.43 License Agreement between the Registrant and the Board of Trustees of the Leland Stanford Junior University, dated December 15, 1981, incorporated by reference to
                         Exhibit 10.07 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.44 Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.36 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.45 Letter Agreement, dated as of December 12, 1991, relating to Stock Purchase and Warrant Agreement between Registrant and Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.59 of Registrant's Form 10-K report for fiscal year 1991.

               10.46 Agreement and Plan of Merger dated as of July 21, 1991, by and among Registrant, Chiron Acquisition Subsidiary, Inc. and Cetus Corporation, incorporated by reference to Exhibit 28.2 of Registrant's Form 8-K report dated July 22, 1991.

               10.47 Letter Agreement dated September 26, 1990 between the Registrant and William G. Green, incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year 1992.*

               10.48 Letter Agreement dated December 18, 1991 between Registrant and Jack Schuler, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-K report for fiscal year 1992.*

               10.49 Lease between Sclavo S.p.A. and Biocine Sclavo S.p.A., dated January 7, 1992.

               10.50 Agreement made as of November 11, 1993 by and between Kodak Clinical Diagnostics Limited, a company registered in England, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated October 7, 1994 from Kodak Clinical Diagnostics Limited to Ciba Corning Diagnostics Corp. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

               10.51 Letter Agreement dated September 9, 1991 between the Registrant and Walter Moos, incorporated by reference to Exhibit 10.47 of the Registrant's Form 10-K report for fiscal year 1992.*

               10.52 Letter Agreement between the Registrant and Walter Moos, dated February 1, 1993, incorporated by reference to Exhibit 10.48 of the Registrant's Form 10-K report for fiscal year 1992.*

               10.53 Letter Agreement between Registrant and Renato Fuchs, dated May 13, 1993, incorporated by reference to
                         Exhibit 10.47 of the Registrant's Form 10-K report for fiscal year 1993.*

               10.54 Agreement made as of December 6, 1984, by and between Corning Glass Works, a New York corporation, and Bioanalysis Limited, a company incorporated in England and Wales, and Letter dated July 26, 1985 from Bioanalysis Limited to Corning Glass Works. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

               10.55 Description of Executive Variable Compensation Program., incorporated by reference to Exhibit 10.58 of the Registrant's Form 10-K report for fiscal year 1994.*

               10.56 Chiron Corporation 1995 Executive Officer Variable Cash Compensation Plan, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 18, 1995.*

               10.57 Regulatory Filing, Development and Supply Agreement between the Registrant, Cetus Oncology Corporation, a wholly owned subsidiary of the Registrant, and Schering AG, a German company, dated as of May 10, 1993 (with certain confidential information deleted), incorporated by reference to Exhibit 10.50 of the Registrant's current report on Form 8-K dated February 9, 1994.

               10.58 Letter Agreement dated December 30, 1993 by and between Registrant and Schering AG, a German company (with certain confidential information deleted), incorporated by reference to Exhibit 10.51 of the Registrant's
                         Form 10-K report for fiscal year 1993.

               10.59 Guaranty, dated as of September 29, 1994, made by Registrant, in favor of Bankers Trust Company, as trustee, incorporated by reference to Exhibit 10.52 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.60 Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The First National Bank of Boston, as trustee, incorporated by reference to
                         Exhibit 10.53 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

               10.61 Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T. Williams, incorporated by reference to
                         Exhibit 10.54 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*

               10.62 Letter dated January 4, 1995 to C. William Zadel., incorporated by reference to Exhibit 10.65 of the Registrant's Form 10-K report for fiscal year 1994.*

               10.63 Letter to Dino Dina dated April 24, 1984, incorporated by reference to Exhibit 10.66 of the Registrant's
                         Form 10-K report for fiscal year 1994.*

               10.64 Research Agreement, dated as of July 15, 1985, between Ciba-Geigy Limited, a Swiss corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation.

               10.65 Licensing Agreement, effective December 18, 1986, by and between Miles Laboratories, Inc., a Delaware corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated December 18, 1992 from Ciba Corning Diagnostics Corp. to Miles Laboratories, Inc. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

               10.66 Magnetocluster Binding Assay Technology Agreement, dated as of January 21, 1983, by and between Bioclinical Group, Inc., a Delaware corporation, and Corning Glass Works, a New York corporation. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

               10.67 Turn-back License Agreement, dated as of May 30, 1986, by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and Advanced Magnetics, Inc., a Delaware corporation. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

               10.68 Settlement Agreement, dated August 30, 1989, between Ciba Corning Diagnostics Corp. and Advanced Magnetics, Inc. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

               10.69 Lease made and entered into December 17, 1984 between BGR Associates, a California limited partnership, and Cetus Corporation and Amendment to Lease dated December 17, 1984 entered into effective February 1, 1986.

               10.70 Agreement, effective as of December 21, 1988, by and between Hoffmann-La Roche Inc., a New Jersey corporation, and Cetus Corporation. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

               10.71 Agreement, effective as of December 21, 1988, by and among F. Hoffmann-La Roche Ltd., a Swiss corporation, Cetus Corporation, and EuroCetus International, B.V., a Netherlands Antilles corporation. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

               10.72 Agreement, by and between Cetus Oncology Corporation, EuroCetus International, N.V., and F. Hoffmann-La Roche Ltd.. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

               10.73 Agreement commencing January 1, 1991, between EuroCetus B.V. and the Municipal Development Corporation (Translation), incorporated by reference to
                         Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year 1994.

               11        Statement of Computation of Earnings per Share.

               27        Financial Data Schedule.

          ---------------------------------
          *Management contract, compensatory plan or arrangement.

          (b)  REPORTS ON FORM 8-K.

               Chiron filed a current report on Form 8-K, dated January 4, 1995, reporting under Item 2 the completion of a transaction with Ciba-Geigy Limited ("Ciba") whereby Ciba acquired through a partial tender offer an approximate 49.5 percent interest in the Company and Chiron acquired all of the outstanding common stock of Ciba Corning Diagnostics Corp. and Ciba's interests in The Biocine Company and JV Vax B.V. in exchange for 6.6 million new shares of Chiron common stock and a cash payment of $24 million. On
               March 17, 1995, Chiron filed Amendment No. 1 to its current report on Form 8-K, dated January 4, 1995, to include under
               Item 7 the audited financial statements of Ciba Corning Diagnostics Corp., The Biocine Company and JV Vax B.V. and pro forma combined condensed financial information.

               Chiron filed a current report on Form 8-K, dated March 6, 1995, reporting under Item 5 the issuance of a press release announcing the reaching of an agreement to acquire the ophthalmic surgical division of IOLAB, a Johnson & Johnson company.

               Chiron filed a current report on Form 8-K, dated March 10, 1995, reporting under Item 5 the issuance of a press release by Chiron and Genelabs Technologies, Inc. announcing they have signed a heads of agreement to form a worldwide diagnostic alliance.

                               CHIRON CORPORATION

                                 March 31, 1995





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                   CHIRON CORPORATION



DATE:   May 15, 1995                    BY:  /s/Edward E. Penhoet
       -----------------------               ----------------------------------
                                             Edward E. Penhoet
                                             President and Chief
                                             Executive Officer



DATE:   May 15, 1995                    BY:  /s/Dennis L. Winger
       -----------------------               ----------------------------------
                                             Dennis L. Winger
                                             Senior Vice President, Finance
                                             and Administration