Form 10-Q/A
period 1995-04-02
CHIRON CORP
filed 1995-07-28
CIK 706539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                               CHIRON CORPORATION

                                 March 31, 1995





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CHIRON CORPORATION



DATE:   July 27, 1995                   BY:  /s/Edward E. Penhoet
       -----------------------               ----------------------------------
                                             Edward E. Penhoet
                                             President and Chief
                                             Executive Officer



DATE:   July 27, 1995                   BY:  /s/Dennis L. Winger
       -----------------------               ----------------------------------
                                             Dennis L. Winger
                                             Senior Vice President, Finance
                                             and Administration