Form 10-Q
period 1995-07-02
CHIRON CORP
filed 1995-08-14
CIK 706539

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

For Quarterly Period Ended July 2, 1995          Commission File Number: 0-12798

                               CHIRON CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Delaware                             94-2754624
--------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

4560 Horton Street, Emeryville, California          94608
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip code)

                                 (510) 655-8730
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at July 2, 1995
            -----                        ---------------------------
Common Stock, $0.01 par value                     40,213,578

                               CHIRON CORPORATION
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                     PAGE NO.
                                                                     --------

PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS.

     Consolidated Balance Sheet as of
     June 30, 1995 and December 31, 1994 ........................       3

     Consolidated Statement of Operations for the
     three months and six months ended June 30, 1995 and 1994 ...       4

     Consolidated Statement of Cash Flows for the
     six months ended June 30, 1995 and 1994 ....................       5

     Notes to Consolidated Financial Statements .................       6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......      14


PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS ....................................      25

  ITEM 2.  CHANGES IN SECURITIES ................................      27

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ......................      27

  ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS ...      27

  ITEM 5.  OTHER INFORMATION ....................................      28

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .....................      28

SIGNATURES ......................................................      43

                              CHIRON CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                  June 30,     December 31,
                                                                    1995           1994
                                                                -----------    ------------
                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                     $   82,147      $   84,876
  Short-term investments in marketable debt securities              71,436         137,619
                                                                ----------      ----------
    Total cash and short-term investments                          153,583         222,495
  Accounts receivable                                              265,631         140,476
  Inventories                                                      163,781          47,592
  Other current assets                                              43,711          23,252
                                                                ----------      ----------
    Total current assets                                           626,706         433,815
Noncurrent investments in marketable debt securities               115,017         171,328
Property, equipment and leasehold improvements, at cost:
  Land and buildings                                               200,472          60,930
  Laboratory, production and office equipment                      256,151         140,438
  Leasehold improvements                                            90,649          82,145
  Construction in progress                                          48,122          78,998
                                                                ----------      ----------
                                                                   595,394         362,511
  Less:  accumulated depreciation and amortization                 112,440          76,337
                                                                ----------      ----------
    Net property, equipment and leasehold improvements             482,954         286,174
Intangible assets, net                                             163,950          85,803
Investments in equity securities and affiliated companies           49,800          51,425
Other assets                                                        51,626          21,197
                                                                ----------      ----------
                                                                $1,490,053      $1,049,742
                                                                ----------      ----------
                                                                ----------      ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $   65,140      $   27,778
  Accrued compensation and related expenses                         48,355          24,010
  Short-term borrowings                                             97,956              --
  Current portion of long-term debt                                  3,265           3,461
  Taxes payable                                                     26,678          10,060
  Other current liabilities                                        142,540          54,332
                                                                ----------      ----------
    Total current liabilities                                      383,934         119,641
Long-term debt                                                     406,548         338,061
Other noncurrent liabilities                                        37,101          19,409
Commitments and contingencies
Stockholders' equity:
  Common stock                                                         402             334
  Additional paid-in capital                                     1,603,892       1,161,942
  Accumulated deficit                                             (960,185)       (575,236)
  Cumulative foreign currency translation adjustment                 4,010          (1,719)
  Unrealized gain (loss) from investments                           14,351         (12,690)
                                                                ----------      ----------
    Total stockholders' equity                                     662,470         572,631
                                                                ----------      ----------
                                                                $1,490,053      $1,049,742
                                                                ----------      ----------
                                                                ----------      ----------

                            SEE ACCOMPANYING NOTES.

                              CHIRON CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                  Three Months Ended             Six Months Ended
                                                                -----------------------      ------------------------
                                                                 June 30,     June 30,        June 30,      June 30,
                                                                   1995         1994            1995          1994
                                                                 --------     --------       ---------      --------
Revenues:
 Product sales, net                                              $248,333     $ 60,332       $ 432,242      $105,816
 Equity in earnings of unconsolidated joint businesses             21,360       15,621          39,538        31,108
 Collaborative agreement revenues                                   4,956       18,373          10,522        40,835
 Other revenues                                                     7,103        5,785          17,695        13,733
                                                                 --------     --------       ---------      --------
   Total revenues                                                 281,752      100,111         499,997       191,492

Expenses:
  Research and development                                         71,904       37,090         170,959        75,499
  Cost of sales                                                   108,547       28,729         198,829        50,453
  Selling, general and administrative                              88,364       26,057         173,259        49,575
  Write-off of purchased in-process technologies                    1,759           --         232,415            --
  Costs related to Ciba transaction                                   (43)          --          49,478            --
  Restructuring and reorganization costs                            1,414           --          39,055            --
  Other operating expenses                                          3,512        1,109           5,791         2,015
                                                                 --------     --------       ---------      --------
    Total expenses                                                275,457       92,985         869,786       177,542
                                                                 --------     --------       ---------      --------

Income (loss) from operations                                       6,295        7,126        (369,789)       13,950

Other income (expense), net                                        (2,110)         427          (3,499)          709
                                                                 --------     --------       ---------      --------
Income (loss) before income taxes                                   4,185        7,553        (373,288)       14,659

Provision for income taxes                                          3,355        2,443          11,661         4,732
                                                                 --------     --------       ---------      --------
Net income (loss)                                                $    830     $  5,110       $(384,949)     $  9,927
                                                                 --------     --------       ---------      --------
                                                                 --------     --------       ---------      --------
Net income (loss) per share                                      $   0.02     $   0.15       $   (9.60)     $   0.29
                                                                 --------     --------       ---------      --------
                                                                 --------     --------       ---------      --------
Weighted average number of shares
 used in computing per share amounts                               40,895       34,068          40,086        34,334
                                                                 --------     --------       ---------      --------
                                                                 --------     --------       ---------      --------

                            SEE ACCOMPANYING NOTES.

                              CHIRON CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                                ---------------------
                                                                 June 30,    June 30,
                                                                   1995        1994
                                                                ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                             $(384,949)  $   9,927
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Write-off of purchased in-process technologies                232,415          --
    Reserves and other adjustments                                 30,638       6,037
    Depreciation and amortization                                  46,223      20,388
    Undistributed earnings of affiliates                           (1,090)       (622)
    Changes to:
      Accounts receivable                                          25,165      (3,131)
      Inventories                                                 (34,291)     (7,143)
      Other current assets                                         (4,245)     (9,915)
      Accounts payable                                             (8,342)     (2,479)
      Current portion of unearned revenue                           6,388      (7,463)
      Accrued compensation and related expenses                    (1,707)     (6,029)
      Taxes payable                                                 8,771       4,098
      Other current liabilities                                    28,174     (12,323)
      Other noncurrent liabilities                                (16,974)      2,461
                                                                ---------   ---------
        Net cash used in operating activities                     (73,824)     (6,194)
Cash flows from investing activities:
  Purchase of investments in marketable debt securities           (74,332)   (128,433)
  Sale of investments in marketable debt securities               203,094     142,449
  Capital expenditures                                            (49,142)    (57,843)
  Acquisition of IOLAB, net of cash acquired                      (96,013)         --
  Cash acquired from the Ciba acquisitions, net of cash paid       14,225          --
  Acquisition of Technolas, net of cash acquired                   (2,255)         --
  Acquisition of Domilens, net of cash acquired                        --     (17,407)
  Investments in equity securities and affiliates                  (5,150)    (18,602)
  Distributions from affiliates                                        --         821
  Increase in other assets                                         (4,450)     (9,578)
                                                                ---------   ---------
    Net cash used in investing activities                         (14,023)    (88,593)
Cash flows from financing activities:
  Borrowings under line of credit arrangements                     53,747          --
  Repayment of notes payable and capital leases                    (3,887)       (237)
  Proceeds from capital contribution from Ciba                     24,845          --
  Proceeds from issuance of common stock                            9,426      10,485
                                                                ---------   ---------
    Net cash provided by financing activities                      84,131      10,248
                                                                ---------   ---------
Effect of exchange rate changes on cash and cash equivalents          987          --
                                                                ---------   ---------
    Net decrease in cash and cash equivalents                      (2,729)    (84,539)
Cash and cash equivalents at beginning of the period               84,876     156,516
                                                                ---------   ---------
Cash and cash equivalents at end of period                      $  82,147   $  71,977
                                                                ---------   ---------
                                                                ---------   ---------

                            SEE ACCOMPANYING NOTES.

                              CHIRON CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The information at June 30, 1995, and for the periods ended June 30, 1995 and 1994, is unaudited, but includes all adjustments which Chiron's management believes to be necessary for fair presentation of the periods presented. The consolidated balance sheet amounts at December 31, 1994 have been derived from audited financial statements. Certain 1994 balances have been reclassified to conform to the 1995 presentation. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 31, 1994, and with Amendment No. 1 to the Company's filing on Form 8-K dated January 4, 1995.

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

   FISCAL YEAR

   Effective for fiscal year 1995, the Company adjusted its fiscal year end from December 31 to the 52 or 53-week period that ends on the Sunday nearest December 31. As a result, the second quarter of 1995 represents the thirteen-week period ended July 2, 1995. For presentation purposes, dates used in the consolidated financial statements and notes refer to the calendar month end.

   INVENTORIES

   Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic products are valued at cost using the first-in, first-out ("FIFO") method which is less than fair value. Inventories consist of the following:

                                                  JUNE 30,   DECEMBER 31,
                                                    1995         1994
                                                  --------   ------------
                                                       (IN MILLIONS)
          Finished goods                            $ 95          $24
          Work in process                             28            9
          Raw materials                               41           15
                                                    ----          ---
                                                    $164          $48
                                                    ----          ---
                                                    ----          ---

   INCOME TAXES

   Income tax expense for the quarters ended June 30, 1995 and 1994 includes a provision for federal, state and foreign taxes based on the annual estimated effective rates applicable to certain of the Company's subsidiaries.

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

2. BUSINESS COMBINATIONS

   TRANSACTION WITH CIBA-GEIGY LTD. AND AFFILIATES ("CIBA")

   Effective January 1, 1995, Chiron entered into a series of agreements with Ciba, including an investment agreement, a cooperation and collaboration agreement and a governance agreement (collectively "agreements"). Ciba now holds approximately a 49 percent ownership interest in Chiron Common Stock, partially through a tender offer for approximately 38 percent of Chiron's outstanding common stock for $117 per share. At the same time, Chiron acquired all of the outstanding common stock of Ciba Corning Diagnostics Corp. ("CCD") and Ciba's interests in The Biocine Company and JV Vax B.V. (a Netherlands company which owns Biocine S.p.A.) in exchange for 6.6 million newly-issued Chiron common shares and a cash payment of $24 million. These two acquisitions of Chiron Common Stock by Ciba, together with Ciba's prior holdings of approximately 1.4 million shares, result in the aforementioned 49 percent ownership of the Company's Common Stock.

   Under the terms of the agreements, Ciba is entitled to name three new members to Chiron's Board of Directors and has limited rights to review and approve certain Chiron transactions. In connection with these agreements, Ciba has agreed to guarantee $425 million of new debt for Chiron and has agreed to provide $250 million (which may be increased up to $300 million subject to certain reductions in the debt guarantee) over five years in support of research at Chiron, and Chiron has the option of issuing up to $500 million of new equity to Ciba. In the event Chiron utilizes this research funding, Chiron will be obligated to offer to Ciba the opportunity to share in the market opportunities of any resulting products, subject to certain repurchase rights held by Chiron.

   The acquisitions of CCD and Ciba's interests in The Biocine Company and JV Vax B.V. (the "Acquisitions") were accounted for by the purchase method.
   The purchase price of approximately $433 million was allocated to the acquired assets and assumed liabilities based upon their estimated fair value on the acquisition date. The fair value of the net assets acquired in the Acquisitions, including in-process technology, was estimated based on an independent valuation of the acquired net assets. The aggregate purchase price of approximately $433 million was less than the fair value of the net assets acquired by approximately $62 million. This amount was ratably allocated as a reduction of the noncurrent assets of the acquired companies.

   The Acquisitions include the following components:


                                            (IN MILLIONS)
          Fair value of assets acquired         $ 692
          Common stock issued                    (408)
          Cash paid                               (24)
          Acquisition costs                        (1)
                                                -----
          Liabilities assumed                   $ 259
                                                -----
                                                -----

   As required under generally accepted accounting principles, Chiron recognized as an expense the amount allocated to in-process technology in the first quarter of 1995. This resulted in a noncash charge against earnings of $220 million. Other transaction-related charges totaling $50 million related to employee payments and the related taxes, and legal and investment advisor fees were also recognized as expenses in the first quarter of 1995. Ciba agreed to reimburse the Company $25 million for a portion of the employee payments and such reimbursement has been recorded as a capital contribution. Other purchased intangible assets of approximately $33 million consisting of a customer list and base technology are being amortized over their estimated useful lives of 10 to 15 years, using the straight-line method.

   The results of operations of CCD, JV Vax B.V. and The Biocine Company are included in Chiron's consolidated operating results from January 1, 1995, forward. Chiron's interest in the operating results of JV Vax B.V. and The Biocine Company were included in the Company's 1994 operating results under the equity method of accounting. The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 1994 gives effect to the terms of the agreements as if such transactions had been consummated on January 1, 1994.

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30, 1994            JUNE 30, 1994
                                                     ------------------        ----------------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
   Total revenues                                        $220                        $424
   Income before nonrecurring charges                       8                          11
   Income before nonrecurring charges per share          0.19                        0.26

   The above pro forma financial information does not purport to be indicative of actual financial results which would have been obtained had the acquisitions occurred on January 1, 1994 and should not be construed as representative of future results of operations. Also, the pro forma financial information does not include the write-off of purchased in-process technology of $220 million or other transaction-related costs totaling $50 million (related to employee payments and the related taxes, and investment advisor and legal fees) which were recognized as expense in the first quarter of 1995.

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

   The acquisition includes the following components:

                                                         (IN MILLIONS)
         Fair value of assets acquired                       $ 109
         Cash paid                                             (95)
         Acquisition costs                                      (1)
                                                             -----
         Liabilities assumed                                 $  13
                                                             -----
                                                             -----

   The acquisition was accounted for by the purchase method, and the amount allocated to in-process technology of $10 million was charged against earnings in the first quarter of 1995. Other purchased intangible assets of approximately $46 million consisting of base technology, goodwill, trade name and a customer list are being amortized over their estimated useful lives of 10 to 15 years using the straight-line method. IOLAB's results of operations are included in Chiron's results of operations from March 31, 1995, forward.

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

3. RESTRUCTURING AND REORGANIZATION COSTS

   Costs totaling $39 million related to restructuring and reorganization plans, including $17 million arising from the acquisition and integration of IOLAB (Note 2), represent the expected costs of integrating the acquired businesses (Note 2) with Chiron's existing businesses, as well as costs related to the idling of the Company's Puerto Rico manufacturing facility and the scale-back of manufacturing operations at the Company's Amsterdam facility, the write-down of duplicate facilities and the postponement of plans to expand the Company's research and administrative facilities.

   Of the approximately $22 million in charges for actions other than the integration of IOLAB, approximately $15 million related to write-downs of assets. The remaining costs of approximately $7 million consist primarily of employee costs of $1 million and $6 million related to additional tax obligations, lease termination costs and the costs of postponement of the Company's research and administrative facility expansion plans . The majority of the accrued costs are expected to be paid over the next two years. The current status of the accrued restructuring charges is summarized below:

                                                                            AMOUNT         AMOUNT TO
                                                          TOTAL            UTILIZED     BE UTILIZED IN
                                                       RESTRUCTURING       THROUGH          FUTURE
                                                          CHARGE        JUNE 30, 1995      PERIODS
                                                       -------------    -------------   --------------
                                                                        (IN MILLIONS)
    Chiron Vision restructuring charges:
      Employee-related costs                               $ 6               $ (2)             $ 4
      Facility and lease termination costs                   6                 --                6
      Duplicate and excess inventory                         3                 --                3
      Other                                                  2                 --                2
                                                           ---               ----              ---
                                                            17                 (2)              15

    Puerto Rico manufacturing facility                       8                 (4)               4
    Postponement of Emeryville facility expansion            8                 (7)               1
    Amsterdam manufacturing facilities                       1                 (1)              --
    Other facility related                                   3                 (3)              --
    Other                                                    2                 (1)               1
                                                           ---                ---              ---
                                                           $39                $(18)            $21
                                                           ---                ----             ---
                                                           ---                ---              ---

4. COLLABORATIONS AND JOINT BUSINESS ARRANGEMENTS

   GENERAL

   The Company has entered into a number of collaborative arrangements with other pharmaceutical and biotechnology companies for the development and marketing of certain technologies and products. The majority of these collaborations are in the development or clinical trial phase. Chiron and its collaborative partners generally contribute certain technologies and research efforts to the collaboration. In addition, Chiron and its collaborative partners commit, subject to certain limitations and cancellation clauses, to share in the funding of the collaborations' ongoing research and clinical trial costs. Chiron, under certain of the arrangements, has purchased equity securities, including common and preferred stock and warrants to purchase common and preferred stock, of the collaborative partner. Among the new collaborations entered into by the Company during the first six months of 1995 are the following:

   PROGENITOR, INC.

   In March 1995, the Company reached an agreement with Progenitor, Inc. ("Progenitor"), a subsidiary of Interneuron Pharmaceuticals, Inc., to collaborate in the development and commercialization of therapeutic and vaccine products incorporating Progenitor's proprietary gene therapy technology. Under the agreement, Chiron received a license to Progenitor's nonviral gene expression system for use in the development of products for the treatment of certain cancers and cardiovascular disorders, development of infectious disease vaccines and for development of certain other gene therapy products. Chiron will have the right to manufacture and market any resulting products of the collaboration. In return for the license and other rights, Chiron made an initial license payment of $2.5 million to Progenitor, which was expensed in the first quarter of 1995, and agreed to make an additional funding payment of $0.5 million and make additional license payments totaling $1 million to retain certain rights to development of infectious disease vaccines. Also, Chiron has agreed to pay to Progenitor various product development milestone payments which could total approximately $3 million per product plus certain other milestone payments which would be treated as prepaid royalties. In addition, Progenitor will receive a royalty from any commercial sales of products resulting from the collaboration.

   GENELABS TECHNOLOGIES, INC.,

   In March 1995, the Company reached an agreement with Genelabs
   Technologies, Inc. ("Genelabs"), whereby Chiron and Genelabs cross-licensed certain rights to hepatitis C virus ("HCV"), hepatitis G virus ("HGV"), a novel hepatitis virus discovered by Genelabs, human T-cell leukemia virus - I ("HTLV-I") and human T-cell leukemia virus - II ("HTLV-II") diagnostic tests. Under the agreement, Chiron acquired certain rights to develop and market diagnostic products for the detection of HGV, HTLV-I and HTLV-II. In return, Genelabs acquired development and marketing rights in Asia, except Japan, for certain products incorporating Chiron's HCV technology. Ortho, Chiron's joint diagnostic business partner, has agreed to participate as Chiron's equal partner in the collaboration with Genelabs and therefore will share equally in all payments under the agreement, including equity investments. Chiron and Ortho agreed to pay $5 million in up front license fees and up to $9 million in HGV development milestones. Chiron and Ortho also agreed to invest a total of $10 million in equity securities of Genelabs at the closing. Also, under the terms of the Agreement, Chiron and Ortho have the option to acquire substantially all of the diagnostics business of Genelabs in the year 2000 through the conversion of the $10 million equity investment for approximately one-half the business and an additional payment equal to the then fair market value of the remaining half. Of an initial payment of $5 million made in the first quarter of 1995, approximately $4.2 million was expensed while the remainder was recorded as an investment in securities of Genelabs. In the second quarter of 1995, an additional payment of $2.5 million was made of which $1.2 million was expensed and the remainder was recorded as an investment in securities of Genelabs. Under a separate agreement, Chiron agreed to pay Genelabs $1 million in cash in exchange for a right of first refusal to obtain an exclusive license to Genelabs' HCV technology for use in vaccines. This payment was expensed in the second quarter of 1995.

   NEW YORK UNIVERSITY

   In March 1995, the Company reached an agreement with New York University ("NYU"), for the license of optical mapping technology for use by Chiron and its sublicensee, Ciba, in development of diagnostics, therapeutics and vaccines, and Chiron also acquired the right to commercialize a potential optical mapping instrument. Under the terms of the agreement, Chiron made a $5 million initial payment to NYU, which was expensed in the first quarter of 1995, for the license and for funding certain research facilities at NYU. If Chiron decides to continue development of the instrument, Chiron will be obligated to make a $4 million milestone payment to NYU and will make royalty payments to NYU based upon any future product sales of the instrument, subject to certain minimum royalties. In addition, Ciba has agreed to make certain further research payments to NYU in connection with development of the instrument in exchange for the sublicense and in exchange for royalty payments by Chiron to Ciba based upon sales of the instrument.

5. DEBT OBLIGATIONS

   ACQUIRED DEBT OF CCD

   As part of the Acquisitions, the Company assumed approximately $96 million in debt of CCD. This debt consists primarily of short-term borrowings under revolving foreign line of credit arrangements totaling $44 million at June 30, 1995, and a note payable to Ciba in the amount of $52 million which is due in the year 2000. The foreign line of credit arrangements bear interest at local interest rates ranging from 3 percent to 17 percent. The note payable to Ciba bears interest at a variable rate (6.08 percent at June 30, 1995).

   LINE OF CREDIT ARRANGEMENT

   On March 24, 1995, the Company entered into a revolving, unsecured line of credit arrangement with an international bank under which the Company may borrow up to $50 million. This credit facility is guaranteed by Ciba and bears interest at a rate based on LIBOR (6.08 percent on the $40 million outstanding at June 30, 1995).

6. CONTINGENCIES

   See Item 1, Legal Proceedings, on page 25 of this Form 10-Q for a discussion of certain lawsuits filed against the Company.

7. PROPOSED ACQUISITION OF VIAGENE, INC.

   On April 23, 1995, the Company entered into an agreement to acquire by merger Viagene, Inc. ("Viagene") by making a payment of 0.155 share of Chiron Common Stock or a cash payment of $9.00 for each share of Viagene Common Stock. The total consideration is estimated at approximately $129 million (based on the closing price of Chiron Common Stock on August 10, 1995, and the assumption that all Viagene options and warrants are exercised prior to the transaction exclusive of those held by Chiron, as well as options held by Viagene officers, the vesting of which has been accelerated as a result of the merger). The agreement stipulates that 40 percent of the aggregate consideration will be in cash and the remaining 60 percent will be in Chiron Common Stock. The Company anticipates that the aggregate consideration will not exceed approximately $38 million in cash and will result in the issuance of approximately 1 million shares of Chiron Common Stock. The Company has an ongoing collaboration with Viagene in the area of gene therapy and, due to an earlier investment as part of the collaboration arrangement, currently holds approximately 17 percent of the outstanding voting stock of Viagene (which had a carrying value, net of an unrealized gain, of approximately $14 million on Chiron's books at June 30,
   1995). The proposed merger is subject to approval by Viagene stockholders and is expected to close in the third quarter of 1995. If the proposed merger is completed, the Company will account for the merger using the purchase method, and accordingly will record an expense for the amount of the purchase price allocated to in-process technology.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Chiron Corporation (the "Company" or "Chiron") is a diversified, science-driven healthcare company that combines diagnostic, vaccine and therapeutic strategies for managing disease. Chiron participates in four global healthcare markets: diagnostics, including immunodiagnostics, critical care diagnostics and new quantitative probe tests; therapeutics, with an emphasis on oncology and infectious disease; pediatric and adult vaccines; and ophthalmic surgical products for the correction of vision. The Company's marketed products include tests for hepatitis C virus ("HCV"), blood gas analyzer systems and random access immunoassay instrument systems and related reagants, Betaseron-Registered Trademark- (Interferon beta-1b) for multiple sclerosis, Proleukin-Registered Trademark- (Aldesleukin) for metastatic kidney cancer, Acelluvax-TM- genetically engineered acellular pertussis vaccine and intraocular lenses for cataract replacement surgeries. Products in development include Myotrophin-TM- (insulin-like growth factor) for the treatment of amyotrophic lateral sclerosis, platelet-derived growth factor for the treatment of diabetic skin ulcers, Vitrasert-TM- intravitreal ganciclovir implant for the treatment of cytomegalovirus ("CMV") retinitis, and vaccines for the treatment and prevention of genital herpes. Beyond genetic engineering approaches, Chiron has research programs underway in combinatorial chemistry and gene therapy.

Effective January 1, 1995, Chiron entered into a series of agreements with Ciba-Geigy Limited of Basel, Switzerland ("Ciba"), including an investment agreement, a cooperation and collaboration agreement and a governance agreement (collectively the "agreements"). Ciba now holds approximately a 49 percent ownership interest in Chiron Common Stock, partially through a tender offer for approximately 38 percent of Chiron's outstanding Common Stock for $117 per share. At the same time, Chiron acquired all of the outstanding common stock of Ciba Corning Diagnostics Corp. ("CCD") and Ciba's interests in The Biocine Company and JV Vax B.V. (a Netherlands company which owns Biocine S.p.A.) in exchange for 6.6 million newly-issued Chiron common shares and a cash payment of $24 million.

Under the terms of the agreements, Ciba is entitled to name three new members to Chiron's Board of Directors and has limited rights to review and approve certain Chiron transactions. In connection with these agreements, Ciba has agreed to guarantee $425 million of new debt for Chiron and has agreed to provide $250 million (which may be increased up to $300 million subject to certain reductions in the debt guarantee) over five years in support of research at Chiron, and Chiron has the option of issuing up to $500 million of new equity to Ciba. In the event Chiron utilizes this research funding, Chiron will be obligated to offer to Ciba the opportunity to share in the market opportunities of any resulting products, subject to certain repurchase rights held by Chiron.

The acquisitions of CCD and Ciba's interests' in The Biocine Company and JV Vax B.V. ("the Acquisitions") were accounted for by the purchase method in the first quarter of 1995. The purchase price of approximately $433 million was allocated to the acquired assets and assumed liabilities based upon their estimated fair value on the acquisition date. As required under generally accepted accounting principles, Chiron recognized as an expense the amount allocated to in-process technology in the first quarter of 1995. This resulted in a noncash charge against earnings of $220 million. Other transaction-related charges totaling $50 million (related to legal and investment advisor fees, as well as employee payments and related tax liabilities) were also recognized as expenses in the first quarter of 1995. The results of operations of CCD, Biocine S.p.A. and The Biocine Company are included in Chiron's consolidated operating results from January 1, 1995, forward. Chiron's share of the operating results of Biocine S.p.A. and The Biocine Company were included in the Company's 1994 operating results under the equity method of accounting.

Effective March 31, 1995, Chiron Vision acquired the surgical division of IOLAB from Johnson & Johnson for approximately $96 million. The acquisition was accounted for by the purchase method, and resulted in a $10 million charge to earnings in the first quarter of 1995 to expense purchased in-process technology. Chiron Vision plans to consolidate its intraocular lens manufacturing in Lyon, France, and at IOLAB's plant in Claremont, California. The Company recorded additional charges for restructuring and integration-related expenses totaling $17 million. IOLAB's results of operations are included in Chiron's consolidated operating results from March 31, 1995, forward.

On April 23, 1995, the Company entered into an agreement to acquire by merger Viagene, Inc. ("Viagene") by making a payment of 0.155 share of Chiron Common Stock or a cash payment of $9.00 for each share of Viagene Common Stock. The total consideration is estimated at approximately $129 million (based on the closing price of Chiron Common Stock on August 10, 1995, and the assumption that all Viagene options and warrants are exercised prior to the transaction exclusive of those held by Chiron, as well as options held by Viagene officers, the vesting of which has been accelerated as a result of the merger). The agreement stipulates that 40 percent of the aggregate consideration will be in cash and the remaining 60 percent will be in Chiron Common Stock. The Company anticipates that the aggregate consideration will not exceed approximately $38 million in cash and will result in the issuance of approximately 1 million shares of Chiron Common Stock. The Company has an ongoing collaboration with Viagene in the area of gene therapy and, due to an earlier investment as part of the collaboration arrangement, currently holds approximately 17 percent of the outstanding voting stock of Viagene (which had a carrying value, net of an unrealized gain, of approximately $14 million on Chiron's books at June 30, 1995). The proposed merger is subject to approval by Viagene stockholders and is expected to close in the third quarter of 1995. If the proposed merger is completed, the Company will account for the merger using the purchase method, and accordingly will record an expense for the amount of the purchase price allocated to in-process technology.

RESULTS OF OPERATIONS

REVENUES

PRODUCT SALES

The Company's revenues are derived from a variety of sources, including product sales, collaborative agreements, product royalty agreements and joint business arrangements. Product sales, Chiron's largest revenue category, consists of the following product lines in the human healthcare industry for the three-month and six-month periods ended June 30:


                                            THREE MONTHS         SIX MONTHS
                                           ENDED JUNE 30,       ENDED JUNE 30,
                                            1995     1994       1995     1994
                                           ------   ------     ------   ------
                                                     (IN MILLIONS)
Diagnostic products                        $137.8   $ 5.4      $265.3   $  9.3
Ophthalmic products                          52.4    24.8        76.8     46.7
Betaseron-Registered Trademark- sales        22.4    17.5        24.2     28.2
Oncology products                            15.2    11.4        27.9     19.5
Vaccine products                             19.6      --        35.4       --
Other products                                0.9     1.2         2.6      2.1
                                          -------   -----      ------   ------
                                           $248.3   $60.3      $432.2   $105.8
                                          -------   -----      ------   ------
                                          -------   -----      ------   ------

As a result of the January 1995 acquisition of CCD, diagnostic product sales now represent the largest component of product sales. CCD product sales include direct sales and sales-type leases of CCD's fully-automated random-access immunodiagnostic testing systems and reagents for these systems, as well as sales of critical blood analyte systems, clinical chemistry products and manual immunodiagnostic systems. Both of CCD's major product lines (ACS diagnostic systems and critical blood analyte systems) experienced increased sales when compared to the prior year, particularly as favorable foreign currency rates added to reported revenues. Sales of diagnostic systems often include the sale of service and maintenance contracts. Revenue from these service contracts is included in product sales revenue and is recognized ratably over the life of the contracts.

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

Sales of ophthalmic surgical products increased between years largely due to the impact of the May 1994 acquisition of Laboratoires Domilens S.A. ("Domilens") and the March 1995 acquisition of the surgical division of IOLAB. As a result of these acquisitions, intraocular lens sales have nearly doubled over the prior quarter and six-month periods, while new viscoelastic and phacoemulsification products have added significant incremental revenues in those product lines.

Betaseron-Registered Trademark- sales increased slightly between years for the second quarters of 1994 and 1995, but decreased on a year-to-date basis. These fluctuations occurred in part due to a change in the supply agreement between Chiron and its marketing partner, Berlex Laboratories, Inc. ("Berlex"). During 1994, Chiron operated under an amended Betaseron-Registered Trademark- supply agreement whereby Chiron recognized substantially all of its Betaseron-Registered Trademark- revenue at the time of shipment to Berlex. Chiron exercised its option to revert to the terms of an original Betaseron-Registered Trademark- supply agreement effective January 1, 1995. Under those original terms, Chiron earns a partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and a subsequent final payment based upon Berlex's net sales of the product. As a result of this change, revenues from Betaseron-Registered Trademark- for the second quarter of 1995 are only slightly higher than those of 1994, even though the actual volumes shipped to Berlex during the quarter doubled over the prior year. On a year-to-date basis, total vials sold to Berlex in 1995 increased by 28 percent over the prior year; however, reported revenues declined due to the change in the supply agreement with Berlex. Chiron anticipates that total 1995 shipments of Betaseron-Registered Trademark- to Berlex will be roughly comparable to, or slightly below 1994 levels, but reported Betaseron-Registered Trademark- revenues will be approximately $30 million lower than 1994 due to the reversion to the original supply agreement terms.

Sales of oncology products, principally Proleukin-Registered Trademark-, increased between 1994 and 1995 for both the three-month and six-month periods due to an increase in vials sold as well as a change in mix in the European market resulting in increased sales in markets with higher selling prices.

Vaccine product sales consist of sales of pediatric and adult vaccines primarily in Italy and to public health organizations by the Company's Biocine S.p.A. subsidiary. Biocine S.p.A.'s vaccine products include Acelluvax-Registered Trademark-, a recombinant acellular pertussis vaccine, Agrippal-Registered Trademark-, a flu vaccine, and Polioral-Registered Trademark-, an oral polio vaccine. Sales of Biocine S.p.A.'s flu vaccine are seasonal, with strong sales generally occurring during the pre-flu season at the beginning of the fourth quarter of the year.

The Company markets many of its commercial products internationally. As a result, product revenues in almost all product lines are affected by fluctuating foreign currency exchange rates. Foreign product sales were approximately $130 million and $247 million for the three-month and six-month periods ended June 30, 1995, versus $14 million and $26 million for the three-month and six-month periods ended June 30, 1994. International sales of diagnostic products by CCD and vaccine sales by Biocine S.p.A. accounted for substantially all of the increase in foreign product sales. Product sales would have been approximately seven percent lower in 1995 for both the three-month and six-month periods if currency exchange rates had remained the same as the comparable periods of 1994. The Company's other revenues, discussed below, are largely denominated in U.S. dollars.

EQUITY IN EARNINGS OF JOINT BUSINESSES

As of June 30, 1995, Chiron holds a 50 percent interest in two joint businesses: a joint diagnostic business with Ortho and a generic cancer chemotherapeutics business with Ben Venue Laboratories, Inc. Chiron's one-half interest in the pretax operating earnings of its joint diagnostic business with Ortho represents the largest component of joint business revenues. Approximately 80 percent of the sales of the Chiron-Ortho joint business arise from sales of HCV blood screening tests. The joint business also receives a royalty from Abbott Laboratories ("Abbott") for Abbott's sales of HCV tests which use the Chiron technology and which compete directly with tests marketed by Ortho. Chiron's share of the profits of the joint business increased over the prior year on both a quarterly and year-to-date basis as lower margins on domestic sales of diagnostic kits by the joint business were more than offset by increased profits from sales to Ortho's foreign affiliates and lower research and development spending by the joint business.

COLLABORATIVE AGREEMENT REVENUES

Collaborative agreement revenues consist of fees received for research services as they are performed, fees received for completed research or technology, fees received upon attainment of benchmarks specified in the related research agreements, and proceeds of sales of biological materials to research partners for clinical and preclinical testing. Collaborative agreement revenues decreased from the prior year periods due to the January 1995 acquisition of Ciba's interest in The Biocine Company, Chiron's joint vaccine venture with Ciba. Prior to the acquisition, Chiron received reimbursement for its vaccine research expenses from The Biocine Company and recorded such reimbursement as collaborative agreement revenue. After the acquisition, The Biocine Company became a wholly owned subsidiary of Chiron and thus no longer provides research revenues to Chiron. In the three-month and six-month periods ended June 30, 1994, Chiron recognized revenues of $12.9 million and $24.0 million, respectively, from The Biocine Company. Further contributing to the decrease in collaborative agreement revenues was the completion of a nucleic acid probe development program with Daiichi, which had provided first quarter 1994 revenues of $3 million.

In connection with the agreements with Ciba, Ciba has agreed to provide $250 million (which may be increased up to $300 million subject to certain reductions in the debt guarantee) over five years in support of research at Chiron. In the event Chiron utilizes this research funding, Chiron will be obligated to offer to Ciba the opportunity to share in the market opportunities of any resulting products, subject to certain repurchase rights held by Chiron. During the first six months of 1995, no research funding was earned from Ciba under this arrangement.

OTHER REVENUES

Other revenues consist principally of product royalties, government grants and sales fees earned by the Company for sales and marketing services rendered on behalf of its generic chemotherapeutics joint venture and on behalf of Ciba. Increased royalty revenues for the sale of hepatitis B vaccine, recombinant human insulin and Japanese nucleic probe products accounted for most of the increase in other revenues for the second quarter of 1995. For the six-month period of 1995, the remainder of the increase was accounted for by sales fees received from Ciba for sales of Aredia-Registered Trademark-, for which Chiron began earning sales fee revenue in late 1994, and nucleic probes reference laboratory service revenues.

COST AND EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased significantly between 1994 and 1995, largely due to the acquisitions of CCD and Biocine S.p.A. On a combined basis, CCD and Biocine S.p.A. added $21 million and $42 million respectively in incremental research and development expenses for the three-month and six-month periods ended June 30, 1995. In addition, during the first half of 1995, the Company entered into several new collaboration arrangements and funded development expenses in a number of its existing collaborative arrangements with other pharmaceutical and biotechnology companies for the research, development and marketing of certain technologies and products. As part of these collaborative arrangements, Chiron has made various investments in the equity securities of the collaborative partners and, in some cases, agreed to provide specified levels of funding to the collaboration. During the first six months of 1995, new collaborative arrangements include the following:

- In March 1995, the Company reached an agreement with Genelabs Technologies, Inc. ("Genelabs"), whereby Chiron and Genelabs cross-licensed certain rights to hepatitis C virus ("HCV"), hepatitis G virus ("HGV"), a novel hepatitis virus discovered by Genelabs, human T-cell leukemia virus - I ("HTLV-I") and human T-cell leukemia virus - II ("HTLV-II") diagnostic tests. Under the agreement, Chiron acquired certain rights to develop and market diagnostic products for the detection of HGV, HTLV-I and HTLV-II. In return, Genelabs acquired development and marketing rights in Asia, except Japan, for certain products incorporating Chiron's HCV technology. Ortho, Chiron's joint diagnostic business partner, has agreed to participate as Chiron's equal partner in the collaboration with Genelabs and therefore will share equally in all payments under the agreement, including equity investments. Chiron and Ortho agreed to pay $5 million in up front license fees and up to $9 million in HGV development milestones. Chiron and Ortho also agreed to invest a total of $10 million in equity securities of Genelabs at the closing. Also, under the terms of the Agreement, Chiron and Ortho have the option to acquire substantially all of the diagnostics business of Genelabs in the year 2000 through the conversion of the $10 million equity investment for approximately one-half the business and an additional payment equal to the then fair market value of the remaining half. Of an initial payment of $5 million made in the first quarter of 1995, approximately $4.2 million was expensed while the remainder was recorded as an investment in securities of Genelabs. In the second quarter of 1995, an additional payment of $2.5 million was made of which $1.2 million was expensed and the remainder was recorded as an investment in securities of Genelabs. Under a separate agreement, Chiron agreed to pay Genelabs $1 million in cash in exchange for a right of first refusal to obtain an exclusive license to Genelabs' HCV technology for use in vaccines.

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

- An agreement with New York University ("NYU") under which Chiron acquired rights to optical mapping technology for use by Chiron and its sublicensee, Ciba, in development of diagnostics, therapeutics and vaccines. Chiron also acquired the right to commercialize a potential optical mapping instrument. Chiron made a $5 million payment to NYU for the license and for funding of certain research facilities at NYU. If Chiron decides to continue development of the instrument, Chiron will be obligated to make a $4 million milestone payment to NYU and will make royalty payments based on a percentage of sales of the instrument, subject to certain minimum amounts. In addition, Ciba has agreed to make certain further research payments to NYU in connection with development of the instrument in exchange for the sublicense and in exchange for royalty payments by Chiron to Ciba based upon sales of the instrument.

In addition to these new collaborative arrangements, the Company made payments to and/or began funding an increased share of expenses for a number of its existing collaborative partners during the first half of 1995. Incremental research and development expense recognized as a result of the Company's funding of all of its third party collaborations, including the new agreements with Genelabs, Progenitor and NYU, during the first and second quarters of 1995 totaled $31 million and $5 million, respectively.

With respect to Chiron's in-house research and development programs, Chiron continued to devote substantial resources to its vaccine programs, growth factor and nucleic acid therapeutics programs and internal biological and chemical therapeutics programs. During the remainder of 1995, the Company expects that research and development expense will remain significantly higher than prior years due to the impact of the acquisitions and continued expenses in all of its collaborations. Product development, manufacturing start-up, and regulatory expenses may also increase in future periods as Chiron's products in development advance towards commercialization.

COST OF SALES

Cost of sales increased consistent with the increase in product sales between years. For both the three months and six months ended June 30, 1995, gross profit margins increased slightly from the prior periods due to the changing mix of the Company's product sales. Margins on existing product sales decreased from the prior year due to the change in the Betaseron-Registered Trademark- supply agreement and operating expenses associated with the idled Puerto Rico facility. Partially offsetting these decreases in gross profit margins was the addition of CCD's and Biocine S.p.A.'s high-margin product sales. Gross profit margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve and as the increased costs of new manufacturing facilities are included in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A expenses") increased between 1994 and 1995 for both the three-month and six-month periods ended June 30, 1995, largely due to the impact of the acquisitions of CCD and Biocine S.p.A., which together added $50 million and $97 million in SG&A expenses for the three-month and six-month periods, respectively. SG&A expenses were also significantly higher in the ophthalmic business due to the acquisitions of Domilens and IOLAB and increased costs related to the ophthalmic sales force arising from the integration of Chiron Vision's operations with IOLAB. SG&A expenses also increased due to increased selling costs for the Company's therapeutic product lines and due to increased professional fees arising from ongoing patent litigation.

OTHER EXPENSES

In the second quarter of 1995, the write-off of purchased technology consists of approximately $2 million from an increase in Chiron's ownership of Technolas GmbH, a German laser business. In the first half of 1995, the write-off of purchased in-process technology also includes $220 million for the acquisitions of

CCD, Biocine S.p.A. and The Biocine Company and $10 million for the acquisition of IOLAB. The fair value of the net assets acquired in these acquisitions, including in-process technology, was estimated based on valuations of the acquired net assets.

Other costs related to the Ciba transaction consist primarily of employee payments and related tax liabilities and legal and investment advisor fees. Under the agreements reached with Ciba, Ciba has reimbursed the Company $25 million for a portion of the employee payments and such reimbursement has been recorded as a capital contribution.

Restructuring and reorganization costs in the first six months of 1995 represent certain accrued costs of integrating the acquired businesses with Chiron's existing businesses, costs related to the idling of the company's Puerto Rico manufacturing facility and the scaling-back of manufacturing operations at the Company's Amsterdam facility, and costs related to the write-down of duplicate facilities at the Company's Emeryville, California, headquarters. Also included is a charge related to the postponement of plans to expand the Company's Emeryville research and administrative facilities.
Of the $39 million in total charges in the first six months of 1995, approximately $23 million related to write-downs of assets. The remaining charges of $16 million consist of employee costs of $7 million and other accrued costs of $9 million primarily for lease termination costs, additional tax obligations and the costs of the postponement of the Company's research and administrative facility expansion plans. The majority of the accrued costs are expected to be paid over the next two years.

Other income (expense) consists primarily of investment income on the Company's cash and investment balances and interest expense accrued on debt and capital leases. Other income (expense) decreased between 1994 and 1995 on both a quarterly and year-to-date basis due to increased interest expense resulting from the acquired debt of CCD and Biocine S.p.A., lower balances of the Company's investment portfolio and the cessation of interest capitalization on the Company's larger capital projects.

The provision for income taxes in the second quarter of 1995 and the first half of 1995 consists primarily of foreign taxes on certain foreign operations of the Company. Substantially all of the write-off of purchased in-process technologies is not deductible for income tax purposes and thus does not create a tax benefit in 1995. The provision for income taxes in 1994 was based on the estimated annual effective income tax rate. The income tax provision increased between periods primarily due to the acquisition of foreign operations which were not included in 1994 results.

OUTLOOK

Chiron expects to incur a loss in the third quarter of 1995 primarily due to significant charges associated with the planned acquisition of Viagene. Profitability of the Company beyond the third quarter of 1995 depends upon a number of factors. These factors include: successful integration of newly acquired businesses with Chiron; continued profit contribution from CCD and the newly integrated ophthalmic business; continuation of substantial profit contribution from the Chiron-Ortho joint business; continued product sales of Betaseron-Registered Trademark- in the United States and
Proleukin-Registered Trademark- worldwide; and the successful completion of clinical trials and subsequent FDA approval for commercialization of additional vaccines, diagnostics and pharmaceuticals under development.
There can be no assurance whether any combination of these factors can be achieved, or that any such combination will result in profitability of the Company. The integration of CCD, The Biocine Company, Biocine S.p.A. and IOLAB will have a material impact on the results of operations of the Company going forward. Although the Company has recorded the majority of the expected cost of these integrations in the first quarter of 1995, the Company expects to incur additional charges in subsequent quarters as these integrations are completed. Profitability of the Company is also dependent on utilization of research funding available from Ciba. As part of the agreements with Ciba, Ciba agreed to provide the Company with funding totaling $250 million (which may be increased up to $300 million subject to certain reductions in the debt guarantee) over five years in support of the Company's research programs.

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

Furthermore, other Chiron programs will require substantial additional investment including the cost of funding collaborative research arrangements with third parties, the cost of clinical trials, the completion of commercial scale manufacturing facilities, and marketing and sales expenses associated with product introductions. Chiron began funding 100 percent of the joint expenses of its collaboration with Cephalon in the first quarter of 1995 for U.S. based trials and expects these expenses to increase as the parties accelerate efforts to gain regulatory approval and prepare to commercialize Myotrophin-TM- in the United States. The Company also will incur a further charge to earnings in the future if it elects to exercise its option to reacquire European rights to Myotrophin-TM-. If such rights were exercised at the present time, it would be approximately $8.5 million. Also, the planned merger with Viagene will result in a significant charge for the expensing of purchased in-process technology and will also result in increased research and development expenses in future periods. Chiron has significantly expanded its manufacturing capability to support both approved products and products in development which has resulted in higher levels of operating expenses and depreciation, and may result in even higher levels of operating expenses in future periods. The research, development and market introduction of new products will require the application of considerable technical and financial resources by Chiron, while revenues generated from such products, assuming they are successfully developed, may not be realized for several years. Other material and unpredictable factors which could affect operating results include the uncertainty, timing and costs associated with product approvals and commercialization; the issuance and use of patents and proprietary technology by Chiron or its competitors; the effect of technology and other business acquisitions or transactions; the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing; and actions by collaborators, customers and competitors.

Chiron exercised its option to revert to the terms of the original Betaseron-Registered Trademark- supply agreement effective January 1, 1995. Under those original terms, Chiron earns a partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and a subsequent final payment based upon Berlex's net sales of the product. Total 1995 shipments of Betaseron-Registered Trademark- are expected to be roughly comparable to, or slightly below 1994 levels. Assuming comparable
1994 and 1995 annual vial shipments to Berlex, total 1995 revenues from Betaseron-Registered Trademark- shipments will be lower than 1994 revenues by approximately $30 million as a result of the reversion to the original supply agreement. Due to issues of inventory management, it is anticipated that vials shipped by Chiron to Berlex may decrease between 1995 and 1996. There may also be royalties from European sales during 1996.

In March 1995, the Company decided to idle its Puerto Rico facility and scale-back the manufacturing operations at the Company's Amsterdam facility. This decision was based on the belief that current demand for Betaseron-Registered Trademark- can be adequately supplied with the expanded manufacturing capacity at the Company's Emeryville, California, facility. Utilization of this idled manufacturing capacity will require a significant increase in Betaseron-Registered Trademark- demand and/or the introduction of new products which would require significant similar manufacturing capacity.

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

LIQUIDITY AND CAPITAL RESOURCES

Chiron has financed product development, operations and capital expenditures primarily from public and private sales of equity and convertible debt, product sales, collaborative research revenues and from the earnings of the Chiron-Ortho joint business. In addition to these sources of capital, future cash requirements, including possible operating deficits, will be financed through a combination of debt, mortgage, leases, possible off-balance-sheet financing (such as R&D limited partnerships), and the use of existing cash and investment balances. In addition, Ciba has agreed to guarantee $425 million of new debt for Chiron and has agreed to provide $250 million (which may be increased up to $300 million subject to certain reductions in the debt guarantee) over five years in support of research programs at Chiron, and Chiron has the option of issuing up to $500 million of new equity to Ciba. Until required for operations, Chiron's policy is to keep its cash and investments in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, or other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with original maturities in excess of one year are presented on the balance sheet as noncurrent investments.

Chiron's liquidity may be impacted in future periods by its decision to fund its share of expenses in certain of its joint ventures and collaboration arrangements. Over the next several years, Chiron anticipates funding collaborations with a number of its research partners, and may make additional equity investments in collaborative partners. During the first six months of 1995, the Company funded $39 million to third party collaborations structured in the form of both additional equity investments and/or development expenses. Also, Chiron has agreed to provide one of its collaborative partners, Cephalon Inc., with an $18 million credit facility through 1999. The amount due from Cephalon Inc. under this facility is $10 million at June 30, 1995.

During the six months ended June 30, 1995, cash and cash equivalents decreased by approximately $3 million. Approximately $74 million was used in the Company's operating activities, compared to $6 million used in operating activities in the first six months of 1994.

Investing activities consumed cash of $14 million in the first two quarters of 1995, versus $89 million in 1994. The first six months of 1995 included the acquisition of IOLAB for $96 million in cash and net sales of marketable debt securities of $129 million, compared to net sales of marketable debt securities of $14 million in the first six months of 1994. Capital expenditures on plant and equipment were $49 million during 1995 versus $58 million in 1994. The Company also made investments in the equity securities of collaborative partners totaling $5 million in the first six months of 1995 and $19 million in the corresponding period of 1994.

Cash provided by financing activities in the first six months of 1995 of $84 million includes a $25 million capital contribution by Ciba to fund certain payments to employees which resulted from the agreements with Ciba and $9 million from the issuance of common stock under the Company's employee benefit plans. Also, in March 1995, the Company borrowed $40 million under a line of credit arrangement, representing the first utilization of the debt guarantee provided by Ciba. In addition, as part of the acquisitions, Chiron assumed approximately $96 million in debt of CCD. This debt consists primarily of short-term borrowings under foreign line of credit arrangements and a long-term loan with Ciba.

The proposed acquisition of Viagene will require approximately $38 million in cash and result in the issuance of approximately 1 million new shares of Chiron Common Stock.

Approximately 52 percent of the Company's product sales in the second quarter of 1995 were made in foreign countries, primarily Western European countries and Japan. Foreign product sales are typically denominated in the currency of the country in which the sale occurs. To the extent that the Company has balance sheet exposures, primarily receivable and payable balances resulting from completed transactions denominated in foreign currency, the Company's policy is to mitigate exposure to exchange rate changes by entering into forward currency contracts. These contracts are settled quarterly. At June 30, 1995, the Company had outstanding forward foreign currency contracts totaling approximately $56.8 million.

ITEM 1. LEGAL PROCEEDINGS

   SICOR. In April 1991, Alco Chemicals, Ltd. ("Alco") and Sicor, SpA ("Sicor"), Cetus Ben Venue Therapeutics' ("CBVT") former suppliers of bulk doxorubicin, filed suit in the United States District Court for the Northern District of California against Cetus Corporation ("Cetus"), Ben Venue Laboratories, Inc. ("Ben Venue"), CBVT and Erbamont, Inc. ("Erbamont") and its affiliates. Sicor had been prevented from manufacturing product for CBVT since September 1990, when Sicor's facilities in Italy were ordered closed by the government in connection with trade secret litigation in Italy. In March 1991, CBVT entered into an agreement with Erbamont which provided for, among other things, the settlement of several legal proceedings then pending relating to Erbamont's alleged doxorubicin proprietary rights, and the exclusive supply of doxorubicin to CBVT by Erbamont. The Sicor complaint alleges breach of the CBVT contract to purchase bulk doxorubicin from Sicor, as well as antitrust violations and interference with contract and prospective advantage, and seeks unspecified damages. Cetus has denied any entitlement to recovery in this lawsuit and has filed a counterclaim against the plaintiffs for fraud and breach of contract based on Sicor's failure to deliver the bulk product. In an order filed on January 11, 1993, the judge granted summary judgment motions in favor of the Cetus parties and Erbamont with respect to the Sicor and Alco claims. Sicor appealed the summary judgment and, in August 1993, dismissed its claims against Erbamont. In an opinion issued April 3, 1995, the Ninth Circuit Court of Appeals affirmed the summary judgment on the antitrust claims, but reversed and remanded to the District Court for further proceedings the claims of breach of contract and interference with prospective advantage. The Cetus parties filed a motion for rehearing by the Ninth Circuit Court of Appeals, which was denied on July 10, 1995. Sicor has filed a petition for writ of certiorari to the United States Supreme Court which the Cetus parties have opposed. The Company believes it has substantial defenses to the remanded claims. A related arbitration before the International Chamber of Commerce in Paris brought by Sicor against Chiron, Cetus and Ben Venue has been stayed pending the resolution of the Cetus parties' counterclaims in the above described litigation.

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

   SUMMIT. On September 29, 1994, Summit Technology Ireland B.V., a subsidiary of Summit Technology, Inc., a manufacturer of ophthalmic lasers, filed a patent infringement action in the Regional Court of Dusseldorf Germany, against two German subsidiaries of Chiron Vision, Chiron Technolas and Chiron Adatomed, and their respective managing directors. The suit alleged that the manufacture and sale in Germany of the Technolas-TM- Keracor-TM- 116 excimer laser infringe the class of a patent held by Summit. Summit sought injunctive relief and damages which it estimated at DM 2 million. On August 3, 1995, the German court granted judgment in favor of Summit, granted an injunction against defendants' further infringement and awarded damages for past infringement in an amount to be determined. The injunction may be enforced by Summit if it posts security in the amount of DM 2 million. To the Company's knowledge, Summit has not posted such security. There can be no assurance that Summit will not seek to cause the injunction to be enforced. The Company believes it has substantial grounds to overturn the Regional Court's decision and intends to appeal. The Company has also initiated a separate judicial action in Germany seeking to invalidate Summit's patent. Chiron Technolas continues to manufacture ophthalmic excimer lasers which are distributed by Chiron Vision and its subsidiaries, thereby exposing the Company to damages with respect to its continuing activities in the event Summit ultimately prevails. Chiron Technolas is currently Chiron Vision's sole source of ophthalmic excimer lasers and the injunction issued by the German Regional Court, if enforced by Summit, could preclude the Company from serving its market for the product. The Company does not believe that this litigation will have a material adverse effect upon the financial condition or operations of Chiron and its consolidated subsidiaries taken as a whole.

   ALLERGAN MEDICAL OPTICS V. CHIRON CORPORATION. On December 8, 1992, Allergan Medical Optics filed a lawsuit in the United States District Court for the Central District of California against Chiron and Chiron IntraOptics (now Chiron Vision). The complaint alleges that Chiron Vision's mechanical inserter used to place the Chiron foldable intraocular lens in the eye during cataract surgery infringes a patent licensed exclusively to Allergan. Allergan is seeking an injunction against sales of the inserter, damages in an unspecified amount, and attorneys' fees. Discovery in the case has commenced. The Company believes that it has substantial defenses based, among other things, upon invalidity of the patent in suit. The Company continues to distribute the allegedly infringing inserter and therefore continues to be exposed to damages in the event that Allergan prevails.
Cross motions for summary judgments have been denied. The first phase of this case was tried in May and June 1995, resulting in a partial judgment that determined that Allergan's assignor, the patentee, is the owner of the subject patent, and that certain equitable defenses raised by Chiron do not apply. Issues of infringement, invalidity, and damages are scheduled to be tried beginning on April 2, 1996. The Company believes it has rights of indemnity from Starr with respect to certain damages that may be awarded against it.

   MUREX DIAGNOSTICS, LTD. In a series of actions, the first of which was brought on March 2, 1992, Chiron together with Ortho Diagnostic Systems, Inc.
 ("Ortho") and Ortho Diagnostic Systems, Ltd., filed suit in the High Court for England and Wales against Murex Diagnostics, Ltd. ("Murex"), alleging infringement of Chiron's U.K. Patent No. 2,212,511 ("the '511 patent") as a result of Murex's manufacture and sale of HCV immunoassay kits in the U.K. Murex is a subsidiary of International Murex Technologies Corp., a Canadian company. Chiron and Ortho sought injunctive relief and unspecified damages. On May 27, 1994, the court granted judgment for Chiron and Ortho, holding the '511 patent valid and infringed, and ordered Murex to pay damages in an amount to be determined. Chiron's and Ortho's request for an injunction was granted on November 30, 1994. A damages inquiry is scheduled for July 1996. Murex has appealed. Chiron is informed that officials within the British Ministry of Health have in the past raised the possibility of authorizing Murex's infringement of the `511 patent under the "Crown use" provisions of British law, with respect to the sale of HCV immunoassay kits to the British National Health Service. Further, Murex has stated that it will apply for a compulsory license under the '511 patent. Infringement proceedings against Murex on German and European patents corresponding to the '511 patent have also been filed by Chiron and Ortho in Germany, Italy, The Netherlands and Belgium. On January 23, 1995, Chiron and Ortho were granted an injunction in Germany. On May 8, 1995, Chiron was granted a cross-border preliminary injunction by the Dutch court preventing infringement by Murex and certain of its affiliates covering The Netherlands, Belgium, France, Spain and Luxembourg. Murex has brought an action in Australia seeking the revocation of the Australian counterpart of the '511 patent. Chiron has counterclaimed for infringement.

   DANIEL W. BRADLEY. On December 20, 1994, Dr. Daniel W. Bradley, a former scientist at the U.S. Centers for Disease Control (the "CDC") brought suit in the United States District Court for the Northern District of California against Chiron, Ortho, certain employees of Chiron, and the United States government. Subsequently, Bradley dismissed the United States as a defendant. Bradley, who collaborated with Chiron scientists on the research that led to the discovery of HCV, alleges he has been wrongly excluded as an inventor of HCV. He requests various forms of relief, including declarations that he is an inventor of Chiron's patents related to HCV and that these patents are unenforceable. Bradley further seeks monetary damages and a constructive trust on all past and future profits derived from Chiron's HCV invention, which are estimated by Bradley to be in excess of $1 billion, as well as penalties under federal and state Racketeering and Corrupt Organization (RICO) statutes. Chiron believes that Bradley's claims to inventorship and his suit are without merit, and that substantial defenses exist. In 1990, Bradley and the CDC entered into a settlement agreement regarding inventorship in which any rights either might have were assigned to Chiron. Chiron believes that the settlement agreement is valid and bars nearly all of the claims in the subject litigation. Chiron and the other defendants have filed a motion to dismiss.

   ABBOTT LABORATORIES. On December 13, 1993, Chiron filed a patent infringement action against Abbott Laboratories ("Abbott") in the United States District Court for the Northern District of California. The suit, which alleges infringement of Chiron's U.S. Patent No. 5,156,949, claiming the use of recombinant envelope antigens in immunoassays for HIV antibodies, is based on Abbott's sale of unlicensed HIV immunoassay tests which are believed to fall within the scope of one or more patent claims. Abbott is defending this suit on the basis of invalidity and non-infringement. Chiron is requesting unspecified damages and injunctive relief. Cross motions for summary judgment on Abbott's defenses of inequitable conduct and prior invention are currently pending. The court had issued a tentative decision granting Abbott's motion for summary judgment on invalidity due to prior invention. Subsequently, the court heard further arguments on this issue and has not yet indicated whether it will adopt the tentative ruling.

   On April 26, 1994, Abbott filed suit against Chiron in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that the Company has, by making, using and selling nucleic acid hybridization assays, infringed three U.S. patents owned by third parties and licensed to Abbott. Abbott is seeking injunctive relief and damages in an unspecified amount. The Company believes that it has substantial defenses and is defending this suit vigorously.

The Company is party to certain other lawsuits, each of which is described in
Item 3, Legal Proceedings, on page 9 of the Company's report on Form 10-K for the period ended December 31, 1994, and in Item 1, Legal Proceedings, on page 24 of the Company's report on Form 10-Q for the period ended April 2, 1995, and as to which lawsuits there have been no material developments since such Form 10-K and Form 10-Q were filed.

ITEM 2. CHANGES IN SECURITIES.  NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of Stockholders of Chiron Corporation was held on May 18, 1995. The following items were voted upon by the stockholders:

        (a) The following persons, who were the only nominees, were elected as Class II directors to hold office for three years until 1998 and received the following number of votes:

                                             For              Withheld
            Gilbert F. Amelio             35,598,811               126,913
            Pierre Douaze                 35,597,103               128,621
            Edward E. Penhoet             35,599,676               126,048
            Henri Schramek                35,596,397               129,327

            The terms of office of Lewis Coleman, Donald Glaser, Alex Krauer, Francois L'Eplattenier, William Rutter, Jack Schuler and Pieter Strijkert continued after the meeting.

        (b) A proposal to approve the Company's amended 1991 Stock Option Proposal as set forth in the Chiron Corporation Proxy Statement dated April 18, 1995, was approved by the stockholders. The following votes were cast as to such proposal: For: 33,119,268;
            Against: 1,420,505; Abstain: 68,873; Broker Non-Votes: 1,117,078.

        (c) A proposal to adopt the Chiron Corporation 1995 Executive Officer Variable Cash Compensation Proposal as set forth in the Chiron Corporation Proxy Statement dated April 18, 1995, was approved by the stockholders. The following votes were cast as to such proposal: For: 28,546,074; Against: 844,322; Abstain: 93,019;
            Broker Non-Votes: 6,242,309.

        (d) A proposal to ratify the selection of KPMG Peat Marwick as independent public accountants for the Company for the fiscal year ending December 31, 1995, was approved by the stockholders. The following votes were cast as to such proposal: For: 35,673,573;
            Against: 27,659; Abstain: 24,492.

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

            3.03 Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.03 of the Registrant's Form 10-K report for fiscal year 1994.

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

            4.06 $1,000,000 County of Lorain, Ohio Variable Rate Industrial
                 Revenue Bonds dated as of July 1, 1984, due July 1, 2014, incorporated by reference to Exhibit 4.06 of the Registrant's Form 10-Q report for the period ended April 2, 1995. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation 601(b)(4)(iii).

            4.07 $1,000,000 Walpole Industrial Development Authority 6.75%
                 Industrial Revenue Bonds dated as of July 1, 1979, due July 1, 2004, incorporated by reference to Exhibit 4.07 of the Registrant's Form 10-Q report for the period ended April 2, 1995. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation 601(b)(4)(iii).

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

            10.05 Stock and Asset Purchase Agreement dated as of March 6,
                  1995, by and among Johnson & Johnson, a New Jersey corporation, Site Microsurgical Systems, Inc., a Pennsylvania corporation, and Chiron Corporation and Amendment No. 1 to Stock and Asset Purchase Agreement, entered into March 31, 1995 by and among Johnson & Johnson, Site Microsurgical Systems, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.05 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

            10.06 Revolving Credit Facility dated as of March 24, 1995, between Chiron Corporation and Swiss Bank Corporation, San Francisco Branch, incorporated by reference to Exhibit 10.06 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

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

            10.16 Chiron Corporation 1991 Stock Option Plan, as amended, incorporated by reference to Annex 1 of the Registrant's Proxy Statement dated April 18, 1995.*

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

            10.23 Stock Purchase Agreement between the Registrant and CIBA-
                  GEIGY, Limited, a corporation organized and existing under the laws of Switzerland, dated November 14, 1988, incorporated by reference to Exhibit 10.23 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

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

           10.37 Amendment to Lease, made as of March 20, 1990, amending
                 Lease dated July 1, 1983, between Harold B. Chapman, Jr. and Cetus Corporation, incorporated by reference to Exhibit 10.37 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

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

            10.49 Lease between Sclavo S.p.A. and Biocine Sclavo S.p.A., dated
                  January 7, 1992, incorporated by reference to Exhibit 10.49 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

            10.50 Agreement made as of November 11, 1993 by and between
                  Kodak Clinical Diagnostics Limited, a company registered in England, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated October 7, 1994 from Kodak Clinical Diagnostics Limited to Ciba Corning Diagnostics Corp., incorporated by reference to Exhibit 10.50 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

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

            10.54 Agreement made as of December 6, 1984, by and between
                  Corning Glass Works, a New York corporation, and
                  Bioanalysis Limited, a company incorporated in England and Wales, and Letter dated July 26, 1985 from Bioanalysis
                  Limited to Corning Glass Works, incorporated by reference to
                  Exhibit 10.54 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

            10.55 Description of Executive Variable Compensation Program,
                  incorporated by reference to Exhibit 10.58 of the Registrant's Form 10-K report for fiscal year 1994.*

            10.56 Chiron Corporation Executive Bonus Plan, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 18, 1995.*

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

            10.61 Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T. Williams, incorporated by reference to Exhibit 10.54 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*

            10.62 Letter dated January 4, 1995 to C. William Zadel, incorporated by reference to Exhibit 10.65 of the Registrant's Form 10-K report for fiscal year 1994.*

            10.63 Letter to Dino Dina dated April 24, 1984, incorporated by reference to Exhibit 10.66 of the Registrant's Form 10-K report for fiscal year 1994.*

            10.64 Research Agreement, dated as of July 15, 1985, between Ciba-
                  Geigy Limited, a Swiss corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, incorporated by reference to Exhibit 10.64 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

            10.65 Licensing Agreement, effective December 18, 1986, by and between Miles Laboratories, Inc., a Delaware corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated December 18, 1992 from Ciba Corning
                  Diagnostics Corp. to Miles Laboratories, Inc., incorporated by reference to Exhibit 10.65 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

            10.66 Magnetocluster Binding Assay Technology Agreement, dated as of January 21, 1983, by and between Bioclinical Group, Inc., a Delaware corporation, and Corning Glass Works, a New York corporation, incorporated by reference to Exhibit 10.66 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

            10.67 Turn-back License Agreement, dated as of May 30, 1986, by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and Advanced Magnetics, Inc., a Delaware corporation, incorporated by reference to Exhibit 10.67 of the Registrant's Form 10-Q report for the period ended
                  April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

            10.68 Settlement Agreement, dated August 30, 1989, between Ciba
                  Corning Diagnostics Corp. and Advanced Magnetics, Inc., incorporated by reference to Exhibit 10.68 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

            10.69 Lease made and entered into December 17, 1984 between BGR
                  Associates, a California limited partnership, and Cetus Corporation and Amendment to Lease dated December 17,
                  1984 entered into effective February 1, 1986, incorporated by reference to Exhibit 10.69 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

            10.70 Agreement, effective as of December 21, 1988, by and between
                  Hoffmann-La Roche Inc., a New Jersey corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.70 of the Registrant's Form 10-Q report for the period ended
                  April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

            10.71 Agreement, effective as of December 21, 1988, by and among
                  F. Hoffmann-La Roche Ltd., a Swiss corporation, Cetus Corporation, and EuroCetus International, B.V., a Netherlands Antilles corporation, incorporated by reference to Exhibit
                  10.71 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

            10.72 Agreement, by and between Cetus Oncology Corporation,
                  EuroCetus International, N.V., and F. Hoffmann-La Roche Ltd., incorporated by reference to Exhibit 10.72 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2].

            10.73 Agreement commencing January 1, 1991, between EuroCetus
                  B.V. and the Municipal Development Corporation
                  (Translation), incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year 1994.

            10.74 Settlement Agreement on Purified IL-2, made as of April 14,
                  1995, by and between Cetus Oncology Corporation, dba Chiron Therapeutics, a Delaware corporation, and Takeda Chemical Industries, Ltd., a Japanese corporation. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

            10.75 License Agreement made and entered into December 1, 1987, by and between Sloan Kettering Institute for Cancer Research, a not-for-profit New York corporation, and Cetus Corporation. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

            10.76 Reimbursement Agreement dated as of March 24, 1995,
                  between Ciba-Geigy Limited, a Swiss corporation, and the Registrant.

            10.77 Promissory Note dated January 1, 1995 by Ciba Corning
                  Diagnostics Corp.

            11    Statement of Computation of Earnings per Share.

            27    Financial Data Schedule.

--------
*Management contract, compensatory plan or arrangement.

   (b) Reports on Form 8-K

   Chiron filed a current report on Form 8-K, dated April 24, 1995, reporting under Item 5 that, on April 24, 1995, Chiron and Viagene, Inc. issued a press release announcing that they have signed a definitive agreement to effect a strategic merger that would enable Chiron to achieve synergies of the gene therapy research, development and manufacturing capabilities of the two companies.

   Chiron filed a current report on Form 8-K, dated May 5, 1995, reporting under Item 6, that, effective for fiscal year 1995, the Company determined to adjust its fiscal year from the calendar year to the 52 or 53-week period that ends on the Sunday nearest December 31.

                             CHIRON CORPORATION

                               June 30, 1995



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                         CHIRON CORPORATION


DATE: AUGUST 11, 1995                    BY: /s/Edward E. Penhoet
      ------------------                     ---------------------------------
                                             Edward E. Penhoet
                                             President and Chief
                                             Executive Officer



DATE: AUGUST 11, 1995                    BY: /s/Dennis L. Winger
      ------------------                     ---------------------------------
                                             Dennis L. Winger
                                             Senior Vice President, Finance
                                             and Administration