Form 10-Q
period 1995-10-01
CHIRON CORP
filed 1995-11-15
CIK 706539

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

For Quarterly Period Ended October 1, 1995   Commission File Number: 0-12798

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

                               Yes   X    No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at October 1, 1995
     -----                                   ------------------------------

Common Stock, $0.01 par value                          41,556,655

                               CHIRON CORPORATION
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet as of
          September 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . 3

          Consolidated Statement of Operations for the three months and nine months ended September 30, 1995 and 1994 . . . 4

          Consolidated Statement of Cash Flows for the
          nine months ended September 30, 1995 and 1994  . . . . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . 6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .14


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .23

     ITEM 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . .23

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . .23

     ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS . . . . . . .23

     ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .23

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .23


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .35

                               CHIRON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            September 30,     December 31,
                                                                 1995             1994
                                                            -------------     ------------
                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                 $     69,046      $     84,876
  Short-term investments in marketable debt securities            79,991           137,619
                                                            ------------      ------------
      Total cash and short-term investments                      149,037           222,495
  Accounts receivable                                            247,948           140,476
  Inventories                                                    161,518            47,592
  Other current assets                                            43,486            23,252
                                                            ------------      ------------
      Total current assets                                       601,989           433,815
Noncurrent investments in marketable debt securities              88,129           171,328
Property, equipment and leasehold improvements, at cost:
  Land and buildings                                             202,425            60,930
  Laboratory, production and office equipment                    271,335           140,438
  Leasehold improvements                                          97,561            82,145
  Construction in progress                                        55,354            78,998
                                                            ------------      ------------
                                                                 626,675           362,511
  Less:  accumulated depreciation and amortization               125,784            76,337
                                                            ------------      ------------
    Net property, equipment and leasehold improvements           500,891           286,174
Intangible assets, net                                           161,143            85,803
Investments in equity securities and affiliated companies         44,449            51,425
Other assets                                                      45,393            21,197
                                                            ------------      ------------
                                                            $  1,441,994      $  1,049,742
                                                            ------------      ------------
                                                            ------------      ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $     66,911      $     27,778
  Accrued compensation and related expenses                       50,914            24,010
  Short-term borrowings                                           60,181                --
  Current portion of unearned revenue                             20,604             1,544
  Current portion of long-term debt                                5,843             3,461
  Taxes payable                                                   28,759            10,060
  Other current liabilities                                      127,513            52,788
                                                            ------------      ------------
    Total current liabilities                                    360,725           119,641
Long-term debt                                                   412,322           338,061
Other noncurrent liabilities                                      35,276            19,409
Commitments and contingencies
Stockholders' equity:
  Common stock                                                       407               334
  Common stock to be issued                                            9                --
  Additional paid-in capital                                   1,633,769         1,161,942
  Additional paid-in capital-common stock to be issued            82,850                --
  Accumulated deficit                                         (1,105,292)         (575,236)
  Cumulative foreign currency translation adjustment                 (99)           (1,719)
  Unrealized gain (loss) from investments                         22,027           (12,690)
                                                            ------------      ------------
    Total stockholders' equity                                   633,671           572,631
                                                            ------------      ------------
                                                            $  1,441,994      $  1,049,742
                                                            ------------      ------------
                                                            ------------      ------------

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                 Three Months Ended             Nine Months Ended
                                                            ----------------------------  ----------------------------
                                                            September 30,  September 30,  September 30,  September 30,
                                                                 1995           1994           1995           1994
                                                            -------------  -------------  -------------  -------------
Revenues:
  Product sales, net                                        $    230,311   $     81,837   $    662,553   $    187,653
  Equity in earnings of unconsolidated
   joint businesses                                               16,898         24,591         56,436         55,699
  Collaborative agreement revenues                                18,346         16,453         28,868         57,288
  Other revenues                                                   9,133          5,326         26,828         19,059
                                                            ------------   ------------   ------------   ------------
     Total revenues                                              274,688        128,207        774,685        319,699

Expenses:
  Research and development                                        88,689         44,055        259,649        119,554
  Cost of sales                                                  102,513         36,361        301,343         86,814
  Selling, general and administrative                             85,280         27,972        258,539         77,547
  Write-off of purchased in-process technologies                 132,535             --        364,951             --
  Costs related to Ciba transaction                                   --             --         49,478             --
  Restructuring and reorganization costs                              --             --         39,055             --
  Other operating expenses                                         3,536          1,183          9,323          3,198
                                                            ------------   ------------   ------------   ------------
     Total expenses                                              412,553        109,571      1,282,338        287,113
                                                            ------------   ------------   ------------   ------------

Income (loss) from operations                                   (137,865)        18,636       (507,653)        32,586

Other income (expense), net                                       (2,781)           248         (6,281)           957
                                                            ------------   ------------   ------------   ------------

Income (loss) before income taxes                               (140,646)        18,884       (513,934)        33,543

Provision for income taxes                                         4,461          6,317         16,122         11,049
                                                            ------------   ------------   ------------   ------------

Net income (loss)                                           $   (145,107)  $     12,567   $   (530,056)  $     22,494
                                                            ------------   ------------   ------------   ------------
                                                            ------------   ------------   ------------   ------------

Net income (loss) per share                                 $     ( 3.59)  $       0.37   $     (13.18)  $       0.66
                                                            ------------   ------------   ------------   ------------
                                                            ------------   ------------   ------------   ------------
Weighted average number of shares
used in computing per share amounts                               40,429         34,110         40,210         34,251
                                                            ------------   ------------   ------------   ------------
                                                            ------------   ------------   ------------   ------------


            THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  Nine Months Ended
                                                            ----------------------------
                                                            September 30,  September 30,
                                                                 1995           1994
                                                            -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                         $   (530,056)  $     22,494
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Write-off of purchased in-process technologies             364,951             --
      Reserves and other adjustments                              30,670         12,663
      Depreciation and amortization                               67,761         33,541
      Undistributed earnings of affiliates                        (2,355)        (4,350)
      Changes, excluding effects of acquisitions, to:
        Accounts receivable                                       42,300        (30,629)
        Inventories                                              (36,720)        (7,873)
        Other current assets                                      (4,005)        (9,958)
        Accounts payable                                          (7,151)       (10,340)
        Current portion of unearned revenue                        5,727        (11,050)
        Accrued compensation and related expenses                 (1,021)        (1,152)
        Taxes payable                                             10,961         11,042
        Payable to Biocine                                            --         (2,040)
        Other current liabilities                                 26,352         (3,174)
        Other noncurrent liabilities                             (20,428)         2,517
                                                            ------------   ------------
          Net cash provided by (used in) operating
            activities                                           (53,014)         1,691
Cash flows from investing activities:
  Purchase of investments in marketable debt securities         (122,177)      (150,886)
  Sale of investments in marketable debt securities              278,919        183,920
  Capital expenditures                                           (70,559)       (81,411)
  Acquisition of IOLAB, net of cash acquired                     (96,013)            --
  Cash acquired from the Ciba acquisitions,
    net of cash paid                                              14,225             --
  Acquisition of Viagene, net of cash acquired                   (28,590)            --
  Acquisition of Technolas, net of cash acquired                  (2,255)            --
  Acquisition of Domilens, net of cash acquired                       --        (17,407)
  Investments in equity securities and affiliates                 (5,650)       (18,862)
  Distributions from affiliates                                       --            947
  Increase in other assets                                          (547)       (12,029)
                                                            ------------   ------------
          Net cash used in investing activities                  (32,647)       (95,728)
Cash flows from financing activities:
  Borrowings under line of credit arrangements                    16,769             --
  Repayment of notes payable and capital leases                   (3,017)        (4,004)
  Proceeds from capital contribution from Ciba                    24,845             --
  Proceeds from issuance of common stock                          30,630         15,758
                                                            ------------   ------------
          Net cash provided by financing activities               69,227         11,754
                                                            ------------   ------------
Effect of exchange rate changes on cash and
  cash equivalents                                                   604             --
                                                            ------------   ------------
          Net decrease in cash and cash equivalents              (15,830)       (82,283)
Cash and cash equivalents at beginning of the period              84,876        156,516
                                                            ------------   ------------
Cash and cash equivalents at end of period                  $     69,046   $     74,233
                                                            ------------   ------------
                                                            ------------   ------------


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The information at September 30, 1995, and for the periods ended September 30, 1995 and 1994, is unaudited, but includes all normal recurring adjustments which Chiron's management believes to be necessary for fair presentation of the periods presented. The consolidated balance sheet amounts at December 31, 1994 have been derived from audited financial statements. Certain 1994 balances have been reclassified to conform to the 1995 presentation. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 31, 1994, and with Amendment No. 1 to the Company's filing on Form 8-K dated January 4, 1995.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in joint ventures, partnerships and interests in other companies in which Chiron has an equity interest of 50 percent or less are accounted for by the equity method or cost method, as appropriate. All significant intercompany balances and transactions have been eliminated.

     FISCAL YEAR

     Effective for fiscal year 1995, the Company adjusted its fiscal year end from December 31 to the 52 or 53-week period that ends on the Sunday nearest December 31. As a result, the third quarter of 1995 represents the thirteen-week period ended October 1, 1995. For presentation purposes, dates used in the consolidated financial statements and notes refer to the calendar month end.


     INVENTORIES

     Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic products are valued at cost, using the first-in, first-out ("FIFO") method which is less than fair value. Inventories consist of the following:


                                   SEPTEMBER 30,        DECEMBER 31,
                                        1995                1994
                                   -------------       -------------
                                             (IN MILLIONS)
          Finished goods           $      90           $      24
          Work in process                 31                   9
          Raw materials                   41                  15
                                   ---------           ---------
                                   $     162           $      48
                                   ---------           ---------
                                   ---------           ---------


     INCOME TAXES

     Income tax expense for the quarters ended September 30, 1995 and 1994 includes a provision for federal, state and foreign taxes based on the annual estimated effective rates applicable to certain of the Company's subsidiaries.

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

     REVENUE RECOGNITION

     Revenue from product sales consists of shipments of diagnostic materials and instruments, ophthalmic products, therapeutics and other biologicals and is generally recognized upon shipment. Revenue from service contracts is recognized ratably over the life of the contract. Revenue from the sale of equipment under sales-type leases is recognized at the inception of the lease. All of the above revenues are included in "Product sales, net" in the Consolidated Statement of Operations.

2.   BUSINESS COMBINATIONS

     TRANSACTION WITH CIBA-GEIGY LTD. AND AFFILIATES ("CIBA")

     On January 1, 1995, Chiron entered into a series of agreements with Ciba, including an investment agreement, a cooperation and collaboration agreement and a governance agreement (collectively "Agreements"). Ciba acquired a 49.9 percent ownership interest in Chiron common stock (now approximately 48 percent), partially through a tender offer for approximately 38 percent of Chiron's outstanding common stock for $117 per share. At the same time, Chiron acquired all of the outstanding common stock of Ciba Corning Diagnostics Corp. ("CCD") and Ciba's interests in The Biocine Company (subsequently renamed "Chiron Biocene Company," hereinafter referred to as "Chiron Biocene Company") and JV Vax B.V.
     (a Netherlands company which owns Biocine S.p.A.) in exchange for 6.6 million newly-issued Chiron common shares and a cash payment of $24 million. These two acquisitions of Chiron common stock by Ciba, together with Ciba's prior holdings of approximately 1.4 million shares, result in the aforementioned 49.9 percent ownership of the Company's common stock.

     Under the terms of the Agreements, Ciba is entitled to name three new members to Chiron's Board of Directors and has limited rights to review and approve certain Chiron transactions. In connection with the Agreements, Ciba has agreed to guarantee $425 million of new debt for Chiron and has agreed to provide $250 million (which may be increased up to $300 million subject to certain reductions in the debt guarantee) over five years in support of research at Chiron, and Chiron has the option of issuing up to $500 million of new equity to Ciba.

     The acquisitions of CCD and Ciba's interests in Chiron Biocine Company and JV Vax B.V. (the "Acquisitions") were accounted for under the purchase method of accounting. The purchase price of approximately $433 million was allocated to the acquired assets and assumed liabilities based upon their estimated fair value on the acquisition date. The fair value of the net assets acquired in the Acquisitions, including in-process technology, was estimated based on an independent valuation of the acquired net assets.
     The aggregate purchase price of approximately $433 million was less than the fair value of the net assets acquired by approximately $58 million. This amount was ratably allocated as a reduction of the noncurrent assets
     of the acquired companies.    In connection with the Acquisitions,
     liabilities were assumed as follows:


                                                       (IN MILLIONS)
          Fair value of assets acquired                  $   696
          Common stock issued                               (408)
          Cash paid                                          (24)
          Acquisition costs                                   (1)
                                                         -------
          Liabilities assumed                            $   263
                                                         -------
                                                         -------


     As required under generally accepted accounting principles, Chiron recognized as an expense the amount allocated to in-process technology in the first nine months of 1995. This resulted in a noncash charge against earnings of $223 million. Other transaction-related charges totaling $50 million related to employee payments and the related taxes, and legal and investment advisor fees were also recognized as expenses in the first nine months of 1995. Ciba agreed to reimburse the Company $25 million for a portion of the employee payments and such reimbursement has been recorded as a capital contribution. Other purchased intangible assets of approximately $34 million consisting of a customer list and base technology are being amortized over their estimated useful lives of 10 to 15 years, using the straight-line method.

     The results of operations of CCD, JV Vax B.V. and Chiron Biocine Company are included in Chiron's consolidated operating results from January 1, 1995 forward. Chiron's interest in the operating results of JV Vax B.V. and Chiron Biocine Company were included in the Company's 1994 operating results under the equity method of accounting.

     During the third quarter, Chiron and Ciba entered into an investment, research support and marketing agreement to utilize research funding provided by Ciba, as discussed above. Under the terms of the agreement, Ciba will fund from time to time, at Chiron's request, research and development efforts for certain adult vaccines currently under development. In return, Ciba will receive an interest in a stream of variable royalties in potential worldwide sales and also in promotional rights in countries other than those in North America and Europe, for such vaccines. The interests in royalties are to be acquired by Ciba through ownership of a newly organized subsidiary of Chiron. Royalties will be paid, on a country by country basis, for the later of ten years or to the date of expiration of applicable product patents. Royalties received prior to the year 2000 will be reinvested in funding ongoing research and development of the vaccines.

     Under the terms of the agreement, Chiron was granted an option to repurchase Ciba's interest, at cost plus an agreed-upon return. In addition, if Chiron chooses to exercise the option, Ciba will be granted certain marketing rights in countries other than those in North America and Europe with respect to the adult vaccines developed from the funding. Pursuant to the agreement, Chiron received $12 million of funding from Ciba during the third quarter, which Chiron recorded as collaborative agreement revenues. Prior to further funding by Ciba, however, Chiron and Ciba have agreed to negotiate a restructuring of the agreement to include royalty rights for one or more additional Chiron products.

     ACQUISITION OF IOLAB

     On March 31, 1995, Chiron Vision acquired the surgical division of IOLAB from Johnson & Johnson. The acquisition was accounted for under the purchase method of accounting. The purchase price of approximately $96 million was allocated to the acquired assets and assumed liabilities based upon their estimated fair value on the acquisition date. The fair value of the net assets acquired, including in-process technology, was estimated based on independent valuations of the acquired net assets. In connection with the acquisition, liabilities were assumed as follows:


                                                       (IN MILLIONS)
          Fair value of assets acquired                   $  109
          Cash paid                                          (95)
          Acquisition costs                                   (1)
                                                         -------
          Liabilities assumed                            $    13
                                                         -------
                                                         -------


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

     ACQUISITION OF VIAGENE, INC. ("VIAGENE")

     On September 29, 1995, Chiron acquired all the outstanding common stock of Viagene in exchange for approximately $36 million in cash and 916,000 shares of Chiron common stock. Additionally, on September 29, 1995, unexercised options to purchase Viagene common stock were converted into options to purchase approximately 132,000 shares of Chiron common stock. Viagene is a biotechnology company involved in the discovery, development and commercialization of gene transfer products for the treatment or prevention of severe viral infections, cancers and other diseases. Prior to the acquisition, Chiron had an ongoing collaboration with Viagene in the area of gene therapy and, pursuant to the collaboration arrangement, held an investment in the outstanding voting stock of Viagene with a carrying value, net of unrealized gain, of approximately $14 million as of September 29, 1995.

     The Viagene acquisition has been accounted for under the purchase method of accounting. The purchase price of approximately $144 million was allocated to the acquired assets and assumed liabilities based upon their estimated fair value on the acquisition date. In connection with the acquisition, liabilities were assumed as follows:


                                                       (IN MILLIONS)
          Fair value of assets acquired                   $  158
          Carrying value of original
            investment in Viagene                            (14)
          Common stock and options issued                    (91)
          Cash paid                                          (36)
          Acquisition costs                                   (3)
                                                         -------
          Liabilities assumed                            $    14
                                                         -------
                                                         -------


     As required under generally accepted accounting principles, Chiron recognized as an expense the amount allocated to in-process technology in the third quarter of 1995. This resulted in a noncash charge against earnings of approximately $130 million.

     The results of operations of Viagene are included in Chiron's consolidated operating results from September 29, 1995 forward. As discussed previously, the results of operations of CCD, JV Vax

     B.V. and Chiron Biocine Company are included in Chiron's operating results from January 1, 1995 forward. The following unaudited pro forma information presents the results of operations of Chiron, CCD, JV Vax
     B.V., Chiron Biocine Company and Viagene businesses for the three and nine months ended September 30, 1995 and 1994, with pro forma adjustments as if the acquisitions had been consummated as of the beginning of the periods presented. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. The pro forma information does not include the write-off of purchased in-process technology of $223 million or other transaction-related costs totaling $50 million (related to employee payments and the related taxes, and investment advisor and legal fees) which were recognized as expense in the first nine months of 1995, relating to the acquisition of CCD, JV Vax B.V. and Chiron Biocine Company. Also, the pro forma information does not include the write-off of purchased in-process technology related to the Viagene acquisition of $130 million.


                                  THREE MONTHS                 NINE MONTHS
                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                             -----------------------     -----------------------
                                 1995       1994            1995         1994
                             ----------   ----------     ----------   ----------
                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
       Total revenues        $  276,930   $  251,231     $  781,643   $  680,281
       Income (loss) before
         non-recurring
         charges                (20,263)      18,147       (145,070)      24,226
       Income (loss) before
         non-recurring
         charges per share        (0.49)        0.44          (3.53)        0.58



3.   RESTRUCTURING AND REORGANIZATION COSTS

     Costs totaling $39 million related to restructuring and reorganization plans, including $17 million arising from the acquisition and integration of IOLAB (Note 2), represent the expected costs of integrating the acquired businesses (Note 2) with Chiron's existing businesses, as well as costs related to the idling of the Company's Puerto Rico manufacturing facility and the scale-back of manufacturing operations at the Company's Amsterdam facility, the write-down of duplicate facilities and the change in plans to expand the Company's research and administrative facilities.

     Of the approximately $22 million in charges for actions other than the integration of IOLAB, approximately $15 million related to write-downs of assets. The remaining costs of approximately $7 million consist primarily of employee costs of $1 million and $6 million related to additional tax obligations, lease termination costs and the costs of the change in plans for expansion of the Company's research and administrative facilities.
     The majority of the accrued costs are expected to be paid over the next two years. The current status of the accrued restructuring charges is summarized below:


                                                                              AMOUNT           AMOUNT TO
                                                           TOTAL             UTILIZED       BE UTILIZED IN
                                                       RESTRUCTURING         THROUGH            FUTURE
                                                          CHARGE       SEPTEMBER 30, 1995       PERIODS
                                                       -------------   ------------------   --------------
                                                                          (IN MILLIONS)

          Chiron Vision restructuring charges:
             Employee-related costs                       $   6           $      (3)           $     3
             Facility and lease termination costs             6                  --                  6
             Duplicate and excess inventory                   3                  --                  3
             Other                                            2                  --                  2
                                                          -----           ---------            -------
                                                             17                  (3)                14

          Puerto Rico manufacturing facility                  8                  (4)                 4
          Postponement of Emeryville facility
             expansion                                        8                  (8)                --
          Amsterdam manufacturing facilities                  1                  (1)                --
          Other facility related                              3                  (3)                --
          Other                                               2                  (1)                 1
                                                          -----           ---------            -------
                                                          $  39           $     (20)           $    19
                                                          -----           ---------            -------
                                                          -----           ---------            -------



4.   COLLABORATIONS AND JOINT BUSINESS ARRANGEMENTS

     GENERAL

     The Company has entered into a number of collaborative arrangements with other pharmaceutical and biotechnology companies for the development and marketing of certain technologies and products. The majority of these collaborations are in the development or clinical trial phase. Chiron and its collaborative partners generally contribute certain technologies and research efforts to the collaboration. In addition, Chiron and its collaborative partners commit, subject to certain limitations and cancellation clauses, to share in the funding of the collaborations' ongoing research and clinical trial costs. Chiron, under certain of the arrangements, has purchased equity securities, including common and preferred stock and warrants to purchase common and preferred stock, of the collaborative partner. Among the new collaborations entered into by the Company during the first nine months of 1995 are the following:

     PROGENITOR, INC. ("PROGENITOR")

     In March 1995, the Company reached an agreement with Progenitor, a subsidiary of Interneuron Pharmaceuticals, Inc., to collaborate in the development and commercialization of therapeutic and vaccine products incorporating Progenitor's proprietary gene therapy technology. Under the agreement, Chiron received a license to Progenitor's nonviral gene expression system for use in the development of products for the treatment of certain cancers and cardiovascular disorders, development of infectious disease vaccines and for development of certain other gene therapy products. Chiron will have the right to manufacture and market any resulting products of the collaboration. In return for the license and other rights, Chiron made an initial license payment of $2.5 million to Progenitor, which was expensed in the first quarter of 1995, and agreed to make an additional funding payment of $0.5 million and make additional license payments totaling $1 million to retain certain rights to development of infectious disease vaccines. Also, Chiron has agreed to pay to Progenitor various product development milestone payments which could total approximately $3 million per product plus certain other milestone payments which would be treated as prepaid royalties. In addition, Progenitor will receive a royalty from any commercial sales of products resulting from the collaboration.

     GENELABS TECHNOLOGIES, INC. ("GENELABS")

     In March 1995, the Company reached an agreement with Genelabs, whereby Chiron and Genelabs cross-licensed certain rights to hepatitis C virus ("HCV"); hepatitis G virus ("HGV"), a hepatitis virus discovered by Genelabs; human T-cell leukemia virus - I ("HTLV-I") and human T-cell leukemia virus - II ("HTLV-II") diagnostic tests. Under the agreement, Chiron acquired certain rights to develop and market diagnostic products for the detection of HGV, HTLV-I and HTLV-II. In return, Genelabs acquired development and marketing rights in Asia, except Japan, for certain products incorporating Chiron's HCV technology. Ortho, Chiron's joint diagnostic business partner, has agreed to participate as Chiron's equal partner in the collaboration with Genelabs and therefore will share equally in all payments under the agreement, including equity investments. Chiron and Ortho agreed to pay $5 million in up front license fees and up to $9 million in HGV development milestones. Chiron and Ortho also agreed to invest a total of $10 million in equity securities of Genelabs at the closing. Also, under the terms of the Agreement, Chiron and Ortho have the option to acquire substantially all of the diagnostics business of Genelabs in the year 2000 through the conversion of the $10 million equity investment for approximately one-half the business and an additional payment equal to the then fair market value of the remaining half. Of an initial payment of $5 million made in the first quarter of 1995, approximately $4.2 million was expensed while the remainder was recorded as
     an investment in securities of Genelabs.   In the second quarter of 1995,
     an additional payment of $2.5 million was made of which $1.2 million was expensed and the remainder was recorded as an investment in securities of Genelabs. Under a separate agreement, Chiron agreed to pay Genelabs $1 million in cash in exchange for a right of first refusal to obtain an exclusive license to Genelabs' HGV technology for use in vaccines. This payment was expensed in the second quarter of 1995.

     NEW YORK UNIVERSITY ("NYU")

     In March 1995, the Company reached an agreement with NYU for the license of optical mapping technology for use by Chiron and its sublicensee, Ciba, in development of diagnostics, therapeutics and vaccines, and Chiron also acquired the right to commercialize a potential optical mapping instrument. Under the terms of the agreement, Chiron made a $5 million initial payment to NYU, which was expensed in the first quarter of 1995, for the license and for funding certain research facilities at NYU. If Chiron decides to continue development of the instrument, Chiron will be obligated to make a $4 million milestone payment to NYU and will make royalty payments to NYU based upon any future product sales of the instrument, subject to certain minimum royalties. In addition, Ciba has agreed to make certain further research payments to NYU in connection with development of the instrument in exchange for the sublicense and in exchange for royalty payments by Chiron to Ciba based upon sales of the instrument.

5.   DEBT OBLIGATIONS

     ACQUIRED DEBT OF CCD

     As part of the Acquisitions, the Company assumed approximately $96 million in debt of CCD. This debt consists primarily of short-term borrowings under revolving foreign line of credit arrangements totaling $39 million at September 30, 1995, and a note payable to Ciba in the amount of $53 million which is due in the year 2000. The foreign line of credit arrangements bear interest at local interest rates ranging from approximately 2 percent to 16 percent. The note payable to Ciba bears interest at a variable rate (approximately 6 percent at September 30, 1995).

     LINE OF CREDIT ARRANGEMENT

     On March 24, 1995, the Company entered into a revolving, unsecured line of credit arrangement with an international bank under which the Company may borrow up to $50 million. This credit facility is guaranteed by Ciba and bears interest at a rate based on LIBOR (approximately 6 percent on the $10 million outstanding at September 30, 1995).

     6.   CONTINGENCIES

     SICOR.  In April 1991, Alco Chemicals, Ltd. ("Alco") and Sicor,
     SpA ("Sicor"), Cetus Ben Venue Therapeutics' ("CBVT") former suppliers of bulk doxorubicin, filed suit in the United States District Court for the Northern District of California against Cetus Corporation ("Cetus"), Ben Venue Laboratories, Inc. ("Ben Venue"), CBVT and Erbamont, Inc. ("Erbamont") and its affiliates. Sicor had been prevented from manufacturing product for CBVT since September 1990, when Sicor's facilities in Italy were ordered closed by the government in connection with trade secret litigation in Italy. In March 1991, CBVT entered into an agreement with Erbamont which provided for, among other things, the settlement of several legal proceedings then pending relating to Erbamont's alleged doxorubicin proprietary rights, and the exclusive supply of doxorubicin to CBVT by Erbamont. The Sicor complaint alleges breach of the CBVT contract to purchase bulk doxorubicin from Sicor, as well as antitrust violations and interference with contract and prospective advantage, and seeks unspecified damages. Cetus has denied any entitlement to recovery in this lawsuit and has filed a counterclaim against the plaintiffs for fraud and breach of contract based on Sicor's failure to deliver the bulk product. In an order filed on January 11, 1993, the judge granted summary judgment motions in favor of the Cetus parties and Erbamont with respect to the Sicor and Alco claims. Sicor appealed the summary judgment and, in August 1993, dismissed its claims against Erbamont. In an opinion issued April 3, 1995, the Ninth Circuit Court of Appeals affirmed the summary judgment on the antitrust claims, but reversed and remanded to the District Court for further proceedings the claims of breach of contract and interference with prospective advantage. The Cetus parties filed a motion for rehearing by the Ninth Circuit Court of Appeals, which was denied on July 10, 1995. Sicor's petition for writ of certiorari to the United States Supreme Court was also denied. The Company believes it has substantial defenses to the remanded claims. A related arbitration before the International Chamber of Commerce brought by Sicor against Chiron, Cetus and Ben Venue has been stayed pending the resolution of the Cetus parties' counterclaims in the above described litigation.

     In February 1995, Sicor and Alco filed a further action in the United States District Court for the Northern District of California against CBVT for amounts allegedly owed by CBVT to Sicor and Alco for the supply of doxorubicin, plus interest and attorneys' fees. This case has been assigned to the same judge as the above referenced District Court case. Internal investigation of the claim is under way.

     SUMMIT. On September 29, 1994, Summit Technology Ireland B.V., a subsidiary of Summit Technology, Inc., a manufacturer of ophthalmic lasers, filed a patent infringement action in the Regional Court of Dusseldorf, Germany, against two German subsidiaries of Chiron Vision, Chiron Technolas and Chiron Adatomed, and their respective managing directors. The suit alleged that the manufacture and sale in Germany of the Technolas-Trademark- Keracor-Trademark- 116 excimer laser infringe the class of a patent held by Summit. Summit sought injunctive relief and damages which it estimated at DM 2 million. On August 3, 1995, the German court granted judgment in favor of Summit, granted an injunction against defendants' further infringement and awarded damages for past infringement in an amount to be determined. On September 1, 1995, Summit enforced the judgment and the injunction by posting security in the amount of DM 2 million. The Company has appealed the Regional
     Court's decision. Chiron Technolas, Chiron Vision's sole source of ophthalmic lasers, continues to manufacture ophthalmic excimer lasers which are distributed by Chiron Vision and its subsidiaries. The
     Company believes these activities are outside the scope of the judgment and injunction of the German Regional Court. The Company has also initiated a separate judicial action in Germany seeking to invalidate Summit's patent.

     CARNEGIE-MELLON UNIVERSITY. On August 20, 1994, Carnegie Mellon University and Three Rivers Biologicals, Inc. brought a lawsuit in the United States District Court for the Western District of Pennsylvania against Hoffmann-La Roche, Inc., Roche Molecular Systems, Inc., the Perkin-Elmer Corporation, Chiron and Cetus Oncology Corporation, claiming that the defendants infringed certain United States patents relating to plasmids for the expression of an enzyme which may be useful in connection with polymerase chain reaction ("PCR") processes and products. Cetus sold its PCR business to F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche, Inc. ("Roche") in 1991. Carnegie Mellon and Three Rivers Biologicals are seeking a finding that the defendants willfully infringed the patents at issue, injunctive relief and damages according to proof. All defendants have answered the complaint. Discovery recently began. Venue of the case was recently changed to the Northern District of California on motion by Chiron. The facts of the case, including any indemnification rights or obligations among the defendants, are currently under review. However, Chiron believes that it, and its wholly owned subsidiary, Cetus Oncology, have significant defenses.

     MUREX DIAGNOSTICS, LTD. In a series of actions, the first of which was brought on March 2, 1992, Chiron together with Ortho Diagnostic Systems, Inc. ("Ortho") and Ortho Diagnostic Systems,
     Ltd. ("Ortho Ltd."), filed suit in the High Court for England and Wales against Murex Diagnostics, Ltd. ("Murex"), alleging infringement of Chiron's U.K. Patent No. 2,212,511 ("the '511 patent") as a result of Murex's manufacture and sale of HCV immunoassay kits in the U.K.
     Murex is a subsidiary of International Murex Technologies Corp., a Canadian company. Chiron and Ortho sought injunctive relief and unspecified damages. On May 27, 1994, the court granted judgment for Chiron and Ortho, holding the '511 patent valid and infringed, and ordered Murex to pay damages in an amount to be determined. Chiron's and Ortho's request for an injunction was granted on November 30, 1994. A damages inquiry is scheduled for July 1996. Both Murex and the Chiron/Ortho parties appealed various aspects of the High Court's judgment. In a series of rulings on November 2 and 7, 1995, the U.K. Court of Appeal held that, with the exception of one claim, the '511 patent is valid, that Chiron could amend the patent and proceed with the damages inquiry, and that, contrary to the High Court's ruling, Murex did not have a defense with respect to Ortho Ltd. for damages prior to October 13, 1993. The parties may apply for leave to appeal to the House of Lords. Chiron is informed that officials within the British Ministry of Health have in the past raised the possibility of authorizing Murex's infringement of the `511 patent under the "Crown use" provisions of British law, with respect to the sale of HCV immunoassay kits to the British National Health Service. Further, Murex has stated that it will apply for a compulsory license under the '511 patent. Infringement proceedings against Murex on German and European patents corresponding to the '511 patent have also been filed by Chiron and Ortho in Germany, Italy, The Netherlands and Belgium.
     On January 23, 1995, Chiron and Ortho were granted an injunction in Germany. On May 8, 1995, Chiron was granted a cross-border preliminary injunction by the Dutch court preventing infringement by Murex and certain of its affiliates covering The Netherlands, Belgium, France, Spain and Luxembourg. Murex has brought an action in Australia seeking the revocation of the Australian counterpart of the '511 patent. Chiron has counterclaimed for infringement.

     ORGANON TEKNIKA, LTD. On May 4, 1994, Chiron instituted summary legal proceedings against Organon Teknika, B.V., Akzo Pharma, B.V., Akzo Pharma International, B.V., Organon Teknika, N.V. [all subsidiaries of Akzo N.V. (collectively referred to as "Organon")], and United Biomedical, Inc. ("UBI"), the supplier of Organon's HCV antigens and kits, in the District Court of the Hague, The Netherlands, alleging infringement of European Patent No. 318,216 ("the '216 patent") as a result of the defendants' manufacture and sale of HCV immunoassay kits. On July 22, 1994, Chiron was granted a cross-border preliminary injunction against further infringement, including sale of the UBI kit, by Organon in Austria, Belgium, Switzerland, Germany, Spain, France, Italy, Liechtenstein, Luxembourg, The Netherlands and Sweden. Organon and UBI appealed the injunction. The '216 patent is a counterpart of the British '511 patent. Infringement proceedings brought by Chiron and Ortho were also pending against Organon in Italy and Belgium (based on the '216 patent), and in the U.K. (based on the British '511 patent), in proceedings consolidated with the actions against Murex, described above. Chiron, Ortho and Organon settled all European HCV litigation on October 9, 1995, and Chiron and Ortho were compensated for past infringement.
     UBI did not participate in the settlement, and has been ordered to pay Ortho Ltd. damages by the U.K. Court of Appeal, along with Murex, as described above.

     DANIEL W. BRADLEY. On December 20, 1994, Dr. Daniel W. Bradley, a former scientist at the U.S. Centers for Disease Control (the "CDC") brought suit in the United States District Court for the Northern District of California against Chiron, Ortho, certain employees of Chiron, and the United States government. Subsequently, Bradley dismissed the United States as a defendant. Bradley, who collaborated with Chiron scientists on the research that led to the discovery of HCV, alleges he has been wrongly excluded as an inventor of HCV. He requests various forms of relief, including declarations that he is an inventor of Chiron's patents related to HCV and that these patents are unenforceable. Bradley further seeks monetary damages and a constructive trust on all past and future profits derived from Chiron's HCV invention, which are estimated by Bradley to be in excess of $1 billion, as well as penalties under federal and state Racketeering and Corrupt Organization (RICO) statutes. Chiron believes Bradley's claims to inventorship and his suit are without merit, and that substantial defenses exist. In 1990, Bradley and the CDC entered into a settlement agreement regarding his claims of inventorship in which any rights either might have were assigned to Chiron. Chiron believes that the settlement agreement is valid and bars nearly all of the claims in the subject litigation. Chiron and the other defendants have filed a motion to dismiss. In a hearing on November 3, 1995, the court stated that it will grant the motion to dismiss Bradley's suit, but that Bradley will be given a limited leave to file an amended complaint.

     ABBOTT LABORATORIES. On December 13, 1993, Chiron filed a patent infringement action against Abbott Laboratories ("Abbott") in the United States District Court for the Northern District of California. The suit, which alleges infringement of Chiron's U.S. Patent No. 5,156,949 ("the '949 patent"), claiming the use of recombinant envelope antigens in immunoassays for HIV antibodies, is based on Abbott's sale of unlicensed HIV immunoassay tests which are believed to fall within the scope of one or more patent claims. Abbott is defending this suit on the basis of invalidity and non-infringement. Chiron is requesting unspecified damages and injunctive relief. Cross motions for summary judgment on Abbott's defenses of inequitable conduct and prior invention are currently pending. The court had issued a tentative decision granting Abbott's motion for summary judgment on invalidity due to prior invention. Subsequently, the court heard further arguments on this issue and reversed itself, denying Abbott's motion for summary judgment. Subsequently, the United States Patent & Trademark Office declared an interference between the '949 patent and an application owned by Centocor and the U.S. government. Chiron is the junior party.

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

     STOCKHOLDER LITIGATION. In November 1994, Chiron, its directors, and certain of its officers were sued in three essentially identical actions filed as class actions on behalf of Chiron stockholders, alleging that the directors had violated their fiduciary duty by failing to maximize stockholder value in connection with the series of transactions affected with Ciba-Geigy which were announced on November 20, 1994, by, among other things, not taking all possible steps to seek out and encourage the best offer for the Company once the Company had been put in play. Two of the actions filed respectively on November 14, 1994 and November 22, 1994 (HANNA V. CHIRON CORP. ET AL., C.A. No. 13874, and DEZUBE V. CHIRON CORPORATION ET AL., C.A. No. 13896) were filed in the Court of Chancery of the State of Delaware in and for New Castle County. The complaints in both cases ask for injunctive relief, rescission and attorneys' fees. Plaintiff in the HANNA action additionally seeks damages in an unspecified amount. Plaintiff in the DEZUBE action additionally seeks an accounting. The complaints have been answered by all defendants, who deny the material allegations of the complaints. The third action was filed in the Superior Court of California, Alameda County, Northern Division, on December 1, 1994 (PERERA ET AL. V. CHIRON CORPORATION ET AL., Case Action No. 744522-2). Plaintiff sought injunctive and declaratory relief, and accounting, costs and disbursements, including attorneys' and experts' fees, and other relief. The PERERA action has been dismissed by stipulation and the plaintiffs have filed, on October 17, 1995, a new action against the same defendants and Ciba-Geigy, Ltd. in the U.S. District Court for the Northern District of California. The defendants intend to defend vigorously these matters.

     The Company is party to certain other lawsuits, each of which is described in Item 3, Legal Proceedings, on page 9 of the Company's report on Form 10-K for the period ended December 31, 1994, in Item 1, Legal Proceedings, on page 24 of the Company's report on Form 10-Q for the period ended April 2, 1995, and in Item 1, Legal Proceedings on page 24 of the Company's report on Form 10-Q for the period ended July 2, 1995, and as to which lawsuits there have been no material developments since such Form 10-K and Forms 10-Q were filed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL

Chiron Corporation (the "Company" or "Chiron") is a diversified, science-driven healthcare company that applies biotechnology and other techniques of modern biology and chemistry to develop, produce and sell products intended to improve the quality of life by diagnosing, preventing and treating human disease. Chiron participates in four global healthcare markets: diagnostics, including immunodiagnostics, critical care diagnostics and new quantitative probe tests; therapeutics, with an emphasis on oncology and infectious disease; pediatric and adult vaccines; and ophthalmic surgical products for the correction of vision.

ACQUISITIONS

As discussed further in Note 2 of Notes to Consolidated Financial Statements, on January 1, 1995, Chiron entered into a series of agreements with Ciba-Geigy Limited of Basel, Switzerland ("Ciba"), including an investment agreement, a cooperation and collaboration agreement and a governance agreement (collectively the "Agreements"). Ciba acquired a 49.9 percent ownership interest in Chiron common stock (now approximately 48 percent). At the same time, Chiron acquired all of the outstanding common stock of Ciba Corning Diagnostics Corp. ("CCD") and Ciba's interests in The Biocine Company (subsequently renamed "Chiron Biocine Company," hereinafter referred to as "Chiron Biocine Company") and JV Vax B.V. (a Netherlands company which owns Biocine S.p.A.) in exchange for 6.6 million newly-issued Chiron common shares and a cash payment of $24 million. The acquisitions of CCD and Ciba's interests in Chiron Biocine Company and JV Vax B.V. (the "Acquisitions") were accounted for under the purchase method of accounting and resulted in a $223 million charge to earnings in the first nine months of 1995 to expense purchased in-process technology. The results of operations of CCD, Biocine S.p.A. and Chiron Biocine Company are included in Chiron's consolidated operating results from January 1, 1995, forward. Chiron's share of the operating results of Biocine S.p.A. and Chiron Biocine Company were included in the Company's 1994 operating results under the equity method of accounting.

In connection with the Agreements, Ciba has agreed to guarantee $425 million of new debt for Chiron and has agreed to provide $250 million (which may be increased up to $300 million subject to certain reductions in the debt guarantee) over five years in support of research at Chiron, and Chiron has the option of issuing up to $500 million of new equity to Ciba.

During the third quarter of 1995, Chiron and Ciba entered into an investment, research support and marketing agreement to utilize research funding provided by Ciba, as discussed above. Under the terms of the agreement, Ciba will fund from time to time, at Chiron's request, research and development efforts for certain adult vaccines currently under development. In return, Ciba will receive an interest in a stream of variable royalties in potential worldwide sales and also in promotional rights in countries other than those in North America and Europe, for such vaccines. The interests in royalties are to be acquired by Ciba through ownership of a newly organized subsidiary of Chiron. Royalties will be paid, on a country by country basis, for the later of ten years or to the date of expiration of applicable product patents. Royalties generated from product sales prior to the year 2000 will be reinvested in funding ongoing research and development of the vaccines.

Under the terms of the agreement, Chiron was granted an option to repurchase Ciba's interest, at cost plus an agreed-upon return. In addition, if Chiron chooses to exercise the option, Ciba will be granted certain marketing rights in countries other than those in North America and Europe with respect to the adult vaccines developed from the funding. Pursuant to the agreement, Chiron received $12 million of funding from Ciba during the third quarter, which Chiron recorded as collaborative agreement revenues. Prior to further funding by Ciba, however, Chiron and Ciba have agreed to negotiate a restructuring of the agreement to include royalty rights for one or more additional Chiron products. Chiron anticipates receiving additional funding from Ciba in future periods, pursuant to the terms of the restructured agreement.

As discussed further in Note 2 of Notes to Consolidated Financial Statements, on March 31, 1995, Chiron Vision acquired the surgical division of IOLAB from Johnson & Johnson for approximately $96 million. The acquisition was accounted for under the purchase method of accounting, and resulted in a $10 million charge to earnings in the first quarter of 1995 to expense purchased in-process technology. The Company recorded additional charges for restructuring and integration-related expenses totaling $17 million. IOLAB's results of operations are included in Chiron's consolidated operating results from March 31, 1995, forward.

As discussed further in Note 2 of Notes to Consolidated Financial Statements, on September 29, 1995, Chiron acquired all the outstanding common stock of Viagene in exchange for approximately $36 million in cash and 916,000 shares of Chiron common stock. Additionally, on September 29, 1995, unexercised options to purchase Viagene common stock were converted into options to purchase approximately 132,000 shares of Chiron common stock. The acquisition was accounted for under the purchase method of accounting and resulted in an approximately $130 million charge to earnings in the third quarter of 1995 to expense purchased in-process technology. Viagene's results of operations are included in Chiron's consolidated operating results from September 29, 1995, forward.

RESULTS OF OPERATIONS

REVENUES

PRODUCT SALES

The Company's revenues are derived from a variety of sources, including product sales, joint business arrangements, collaborative agreements and product royalty agreements. Product sales, Chiron's largest revenue category, consists of the following product lines for the three-month and nine-month periods ended September 30:


                                  THREE MONTHS                 NINE MONTHS
                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                1995         1994           1995         1994
                             ----------   ----------     ----------   ----------
                                                (IN MILLIONS)
     Diagnostic products     $    131.2   $      6.3     $    396.5   $     15.6
     Ophthalmic products           45.9         28.0          122.6         74.7
     Betaseron-Registered
       Trademark- sales            18.5         33.2           42.7         61.4
     Vaccine products              18.2           --           53.7           --
     Oncology products             15.8         12.4           43.8         31.9
     Other products                 0.7          1.9            3.3          4.1
                             ----------   ----------     ----------   ----------
                             $    230.3   $     81.8     $    662.6   $    187.7
                             ----------   ----------     ----------   ----------
                             ----------   ----------     ----------   ----------


As a result of the January 1995 acquisition of CCD, diagnostic product sales now represent the largest component of product sales. CCD had sales of $125.3 million and $374.6 million for the three and nine months ended September 30, 1995, respectively. CCD's product sales for the three and nine months ended September 30, 1994, which are not included in Chiron's 1994 results, were $110.9 million and $317.4 million, respectively. CCD product sales include direct sales and sales-type leases of CCD's fully-automated random-access immunodiagnostic (ACS) testing systems and reagents for these systems, as well as sales of critical blood analyte systems, clinical chemistry products and manual immunodiagnostic systems. Both of CCD's major product lines (ACS diagnostic systems and critical blood analyte systems) experienced increased sales when compared to the prior year, particularly as favorable foreign currency rates added to reported revenues. Sales of diagnostic systems often include the sale of service and maintenance contracts. Revenue from these contracts is included in product sales revenue and is recognized ratably over the life of the contracts.

Diagnostic product sales also include sales of nucleic acid probe products and instrumentation and sales of antigens and RIBA-Registered Trademark- tests. Nucleic acid probe products are sold at cost to Daiichi Pure Chemical Co., Ltd. ("Daiichi"), which markets the product in Japan and pays Chiron a royalty based upon its sales of the product. Nucleic acid probe products are also sold by Chiron on a research-use only basis in the United States and Europe. Antigens and RIBA-Registered Trademark- test kits are sold at cost to Ortho Diagnostic Systems, Inc. ("Ortho"), Chiron's partner in a joint diagnostic business.

Sales of ophthalmic surgical products increased between years largely due to the impact of the May 1994 acquisition of Laboratoires Domilens S.A. ("Domilens") and the March 1995 acquisition of the surgical division of IOLAB. As a result of these acquisitions, total intraocular lens sales have increased by 36 percent and 59 percent in 1995 over the respective three-month and nine-month periods of 1994, while phacoemulsification and new viscoelastic products have added significant incremental revenues in those product lines.

Betaseron-Registered Trademark- sales decreased between years for the third quarters of 1994 and 1995, and on a year-to-date basis. These fluctuations occurred primarily due to a change in the supply agreement between Chiron and its marketing partner, Berlex Laboratories, Inc. ("Berlex"). During 1994, Chiron operated under an amended supply agreement whereby Chiron recognized substantially all of its Betaseron-Registered Trademark- revenue at the time of shipment to Berlex. Chiron exercised its option to revert to the terms of an original supply agreement effective January 1, 1995. Under those original terms, Chiron earns a partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and a subsequent final payment based upon Berlex's net sales of the product. Additionally, total vials sold to Berlex during the third quarter of 1995 are 15 percent lower than the third quarter of 1994. On a year-to-date basis, total vials sold to Berlex in 1995 increased slightly over the prior year; however, reported revenues declined due to the change in the supply agreement with Berlex. Chiron anticipates that total 1995 vials sold to Berlex will be slightly below 1994 levels, but reported Betaseron-Registered Trademark-revenues will be approximately $30 million lower than in 1994 due to the change in the supply agreement.

Vaccine product sales consist of sales of pediatric and adult vaccines primarily in Italy and to public health organizations by the Company's Biocine S.p.A. subsidiary. Biocine S.p.A.'s vaccine products include Acelluvax-Registered Trademark-, a recombinant acellular pertussis vaccine; Agrippal-Registered Trademark-, a flu vaccine; and Polioral-Registered Trademark-, an oral polio vaccine. Sales of Biocine S.p.A.'s flu vaccine are seasonal, with strong sales generally occurring during the pre-flu season in the fourth quarter of the year. Biocine S.p.A.'s product sales for the three and nine months ended September 30, 1994, which are not included in Chiron's 1994 results, were $12 million and $37 million, respectively.

Sales of oncology products, principally Proleukin-Registered Trademark-, increased between 1994 and 1995 for both the three-month and nine-month periods due to an increase in vials sold in both the European and domestic markets as well as a change in the European market mix resulting in increased sales in markets with higher unit selling prices.

The Company markets many of its commercial products internationally. As a result, product revenues in almost all product lines are affected by fluctuating foreign currency exchange rates. Foreign product sales were approximately $125.6 million and $373.0 million for the three-month and nine-month periods ended September 30, 1995, versus $20.4 million and $46.6 million for the three-month and nine-month periods ended September 30, 1994. International sales of diagnostic products by CCD and vaccine sales by

Biocine S.p.A. accounted for substantially all of the increase in foreign product sales. Product sales would have been approximately four percent lower in 1995 for each of the respective three-month and nine-month periods if currency exchange rates had remained the same as the comparable periods of 1994. For the three-month and nine-month periods ended September 30, 1995, 55 percent and 56 percent, respectively, of Chiron's total product sales are denominated in foreign currencies as opposed to 25 percent for each of the same periods of 1994. The Company's other revenues, discussed below, are largely denominated in U.S. dollars.

EQUITY IN EARNINGS OF JOINT BUSINESSES

As of September 30, 1995, Chiron holds a 50 percent interest in two joint businesses: a joint diagnostic business with Ortho and a generic cancer chemotherapeutics business with Ben Venue Laboratories, Inc. Chiron's interest in the pretax operating earnings of its joint diagnostic business with Ortho represents the largest component of joint business revenues. Approximately
80 percent of the sales of the Chiron-Ortho joint business arise from sales of HCV blood screening tests. The joint business also receives a royalty from Abbott Laboratories ("Abbott") for Abbott's sales of HCV tests which use Chiron technology and which compete directly with tests marketed by Ortho. Chiron's share of the profits of the joint business on a year-to-date basis in 1995 was slightly above that of 1994. On a quarterly basis, profits from the joint business decreased in 1995 compared to 1994 due to reduced sales to foreign affiliates.

COLLABORATIVE AGREEMENT REVENUES

Collaborative agreement revenues consist of fees received for research services as they are performed, fees received for completed research or technology, fees received upon attainment of benchmarks specified in the related research agreements, and proceeds of sales of biological materials to research partners for clinical and preclinical testing. Collaborative agreement revenues decreased from the prior year periods due to the January 1995 acquisition of Ciba's interest in Chiron Biocine Company, Chiron's joint vaccine venture with Ciba. Prior to the acquisition, Chiron received reimbursement for its vaccine research expenses from Chiron Biocine Company and recorded such reimbursement as collaborative agreement revenue. After the acquisition, Chiron Biocine Company became a wholly-owned subsidiary of Chiron and thus no longer provides research revenues to Chiron. In the three-month and nine-month periods ended September 30, 1994, Chiron recognized revenues of $8.5 million and $32.5 million, respectively, from Chiron Biocine Company. Further contributing to the decrease in collaborative agreement revenues was the completion of a nucleic acid probe development program with Daiichi and a payment received as reimbursement from a collaborative research partner, each of which provided first quarter 1994 revenues of $3 million.

As discussed previously, during the third quarter of 1995, Chiron and Ciba entered into an investment, research and marketing agreement to utilize the research funding provided by Ciba. Under the terms of this agreement, Chiron received $12 million of funding from Ciba which was recorded as collaborative agreement revenues. Chiron anticipates that this funding source will be utilized for research programs in future periods as well, pursuant to the terms of the restructured agreement discussed previously.

OTHER REVENUES

Other revenues consist principally of product royalties, service fees, government grants and sales fees earned by the Company for sales and marketing services rendered on behalf of its generic chemotherapeutics joint venture and on behalf of Ciba. Increased royalty revenues for the sale of recombinant human insulin and Japanese sales of nucleic probe products accounted for most of the increase in other revenues for the third quarter of 1995. For the nine-month period of 1995, in addition to the items noted previously, the increase was also due to sales fees received from Ciba for sales of Aredia-Registered Trademark-, for which Chiron began earning sales fee revenue in late 1994.

COST AND EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased significantly between 1994 and 1995, largely due to the acquisitions of CCD and Biocine S.p.A. CCD and Biocine S.p.A. together added $22.8 million and $65.1 million in incremental research and development expenses for the three-month and nine-month periods ended September 30, 1995, respectively. Also included in the third quarter of 1995 is a payment of $16.4 million related to the funding of certain collaboration expenses and the purchase of additional program rights from Cephalon Inc., an existing collaboration partner. During the first nine months of 1995, the Company entered into several new collaboration arrangements and funded development expenses in a number of its existing collaborative arrangements with other pharmaceutical and biotechnology companies for the research, development and marketing of certain technologies and products. As part of these collaborative arrangements, Chiron has made various investments in the equity securities of the collaborative partners and, in some cases, agreed to provide specified levels of funding to the collaboration. As discussed further in Note 4 of Notes to Consolidated Financial Statements, new collaborative arrangements entered into by Chiron during the first nine months of 1995 include the following:

- In March 1995, the Company reached an agreement with Progenitor, Inc. ("Progenitor"), a subsidiary of Interneuron Pharmaceuticals, Inc., to collaborate in the development and commercialization of therapeutic and vaccine products incorporating Progenitor's proprietary gene therapy technology. Under the agreement, Chiron received a license to Progenitor's nonviral gene expression system for use in the development of products for the treatment of certain cancers, cardiovascular disorders, development of infectious disease vaccines and for development of certain other gene therapy products. Chiron will have the right to manufacture and market any resulting products of the collaboration. In return for the license and other rights, Chiron made certain financial commitments to Progenitor. In addition, Progenitor will receive a royalty from any commercial sales of products resulting from the collaboration.

- In March 1995, the Company reached an agreement with Genelabs Technologies, Inc. ("Genelabs"), whereby Chiron and Genelabs cross-licensed certain rights to hepatitis C virus ("HCV"), hepatitis G virus ("HGV"), human T-cell leukemia virus - I ("HTLV-I") and human T-cell leukemia virus - II ("HTLV-II") diagnostic tests. Under the agreement, Chiron acquired certain rights to develop and market diagnostic products for the detection of HGV, HTLV-I and HTLV-II. In return, Genelabs acquired development and marketing rights in Asia, except Japan, for certain products incorporating Chiron's HCV technology. Ortho, Chiron's joint diagnostic business partner, has agreed to participate as Chiron's equal partner in the collaboration with Genelabs and therefore will share equally in all payments under the agreement, including equity investments.

- In March 1995, the Company reached an agreement with New York University ("NYU") under which Chiron acquired rights to optical mapping technology for use by Chiron and its sublicensee, Ciba, in development of diagnostics, therapeutics and vaccines. Chiron also acquired the right to commercialize a potential optical mapping instrument. In exchange for these rights, Chiron and Ciba made certain financial commitments to NYU.

Incremental research and development expense recognized as a result of the Company's funding of its third party collaborations, including the new agreements with Genelabs, Progenitor and NYU, during the third quarter and first nine months of 1995 totaled $16 million and $53 million, respectively.

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

COST OF SALES

Cost of sales increased consistent with the increase in product sales between years. The gross profit margin of 55 percent for both the third quarter and the first nine months of 1995 was comparable to the gross profit margins for the same periods in 1994. The gross profit margin was affected negatively throughout 1995 as a result of a reversion to the original Betaseron-Registered Trademark- supply agreement discussed previously and operating expenses associated with the idled Puerto Rico facility. Offsetting this downward pressure was the addition of CCD's and Biocine S.p.A.'s product sales in 1995. Gross profit margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A expenses") increased between 1994 and 1995 for both the three-month and nine-month periods ended September 30, 1995, largely due to the impact of the acquisitions of CCD and Biocine S.p.A., which together added $50 million and $146 million of primarily selling and marketing expenses for the three-month and nine-month periods, respectively. SG&A expenses in the ophthalmic business were also significantly higher on a year-to-date basis in 1995 due to the acquisitions of Domilens and IOLAB and increased costs related to the ophthalmic sales force arising from the integration of Chiron Vision's operations with IOLAB.

OTHER EXPENSES

In the third quarter of 1995, the write-off of purchased in-process technology consists primarily of $130 million related to the acquisition of Viagene. In the first nine months of 1995, the write-off of purchased in-process technology also includes $223 million for the acquisitions of CCD, Biocine S.p.A. and Chiron Biocine Company, $10 million for the acquisition of IOLAB and $2 million for the acquisition of Technolas GmbH.


Costs related to the Ciba transaction consist primarily of employee payments and related tax liabilities and legal and investment advisor fees. Under the agreements reached with Ciba, Ciba has reimbursed the Company $25 million for a portion of the employee payments and such reimbursement has been recorded as a capital contribution.

Restructuring and reorganization costs in the first nine months of 1995 represent certain accrued costs of integrating the acquired businesses with Chiron's existing businesses, costs related to the idling of the Company's Puerto Rico manufacturing facility and the scaling-back of manufacturing operations at the Company's Amsterdam facility, and costs related to the write-down of duplicate facilities at the Company's Emeryville, California, headquarters. Also included is a charge related to the change in plans to expand the Company's Emeryville research and administrative facilities. Of the $39 million in total charges in the first nine months of 1995, approximately $23 million related to write-downs of assets. The remaining charges of $16 million consist of employee costs of $7 million and other accrued costs of $9 million primarily for lease termination costs, additional tax obligations and the costs of the change in plans for expansion of the Company's research and administrative facilities. The majority of the accrued costs are expected to be paid through 1996.

Other income (expense), net, consists primarily of investment income on the Company's cash and investment balances, interest expense related to debt and capital leases, and a gain of $3 million on the sale of property. Other income (expense) decreased between 1994 and 1995 on both a quarterly and year-to-date basis due to increased interest expense resulting from the acquired debt of CCD and Biocine S.p.A. and a reduction of interest capitalization on the Company's capital projects.

The provision for income taxes in the third quarter and the first nine months of 1995 consists primarily of foreign taxes on certain foreign operations of the Company. Substantially all of the write-off of purchased in-process technologies is not deductible for income tax purposes and thus does not create a tax benefit in 1995. The provision for income taxes in 1994 was based on the estimated annual effective income tax rate. The income tax provision changed between periods primarily due to the acquisition of foreign operations which were not included in 1994 results.


OUTLOOK

Profitability of the Company depends upon a number of factors. These factors include: successful integration of newly acquired businesses with Chiron; continued profit contribution from CCD and the newly integrated ophthalmic business; continuation of substantial profit contribution from the Chiron-Ortho joint business; continued product sales of Betaseron-Registered Trademark- in the United States and Proleukin-Registered Trademark-worldwide; and the successful completion of clinical trials and subsequent FDA approval for commercialization of additional vaccines, diagnostics and pharmaceuticals under development. There can be no assurance whether any combination of these factors can be achieved, or that any such combination will result in profitability of the Company. The integration of CCD, Chiron Biocine Company, Biocine S.p.A., IOLAB and Viagene will have a material impact on the results of operations of the Company going forward. Although the Company has recorded the majority of the expected cost of these integrations in the first quarter of 1995, the Company expects to incur additional charges in subsequent quarters as these integrations are completed. Profitability of the Company is also dependent on the continued utilization of research funding available from Ciba.

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

Furthermore, other Chiron programs will require substantial additional investment including the cost of funding collaborative research arrangements with third parties, the cost of clinical trials, the completion of commercial scale manufacturing facilities, and marketing and sales expenses associated with product introductions. Chiron is required to fund 50 percent of the joint expenses of its collaboration with Cephalon and expects these expenses to increase as the parties accelerate efforts to gain regulatory approval and prepare to commercialize Myotrophin-Trademark- in the United
States. Also, the acquisition and integration of Viagene will result in increased research and development expenses in future periods. Chiron has significantly expanded its manufacturing capability to support both approved products and products in development which has resulted in higher levels of operating expenses and depreciation, and may result in even higher levels of operating expenses in future periods. The research, development and market introduction of new products will require the application of considerable technical and financial resources by Chiron, while revenues generated from such products, assuming they are successfully developed, may not be realized for several years. Other material and unpredictable factors which could affect operating results include the uncertainty, timing and costs associated with product approvals and commercialization; the issuance and use of patents and proprietary technology by Chiron or its competitors; the effect of technology and other business acquisitions or transactions; the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing; and actions by collaborators, customers and competitors.

Chiron exercised its option to revert to the terms of the original Betaseron-Registered Trademark- supply agreement effective January 1,
1995. Under those original terms, Chiron earns a partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and a subsequent final payment based upon Berlex's net sales of the product. Total 1995 shipments of Betaseron-Registered Trademark- are expected to be slightly below 1994 levels. Total 1995 revenues from Betaseron-Registered Trademark-shipments are expected to be lower than 1994 revenues by approximately
$30 million as a result of the reversion to the original supply agreement.
Due to issues of inventory management, it is anticipated that vials shipped by Chiron to Berlex may decrease between 1995 and 1996. There may also be royalties from European sales during 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Chiron's capital requirements are funded from public and private sales of equity and convertible debt and cash provided by operations. In addition to these sources of capital, future capital requirements will be financed through a combination of debt, utilization of funding from Ciba, possible off-balance-sheet financing (such as R&D limited partnerships), cash generated from operations and the use of existing cash and investment balances. Until required for operations, Chiron's policy is to keep its cash and investments in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, or other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with maturities in excess of one year are presented on the balance sheet as noncurrent investments. To the extent that Chiron has balance sheet exposure resulting from completed transactions denominated in foreign currency, the Company's policy is to mitigate exposure to exchange rate changes by entering into forward currency contracts. These contracts are settled quarterly. At September 30, 1995, the Company had outstanding forward currency contracts totaling approximately $56 million.

Over the next several years, Chiron anticipates funding collaborations with a number of its research partners. During the first nine months of 1995, the Company funded $53 million related to third party collaborations structured in the form of additional equity investments and/or development expenses.

In future periods, Chiron expects to incur substantial capital spending as the Company begins expansion of its administrative, research and development facilities in Emeryville. This expansion is projected to occur in stages over the next thirty years. Additionally, capital expenditures for manufacturing facilities outside of Emeryville will continue, consistent with the Company's commitment to expand manufacturing capacity.

During the nine months ended September 30, 1995, cash and cash equivalents decreased by approximately $16 million. Approximately $53 million was used in the Company's operating activities, compared to $2 million provided by operating activities in the first nine months of 1994.

Investing activities consumed cash of $33 million during the first nine months of 1995, versus $96 million in 1994. The first nine months of 1995 included the acquisition of IOLAB and Viagene for $125 million in cash (net of cash acquired of $7 million) and net sales of marketable debt securities of $157 million, compared to net sales of marketable debt securities of $33 million in the first nine months of 1994. Capital expenditures on plant and equipment were $71 million during 1995 versus $81 million in 1994. The Company also made investments in the equity securities of collaborative partners totaling $6 million in the first nine months of 1995 and $19 million in the corresponding period of 1994.


Cash provided by financing activities in the first nine months of 1995 of $69 million includes a $25 million capital contribution by Ciba to fund certain payments to employees which resulted from the agreements with Ciba and $31 million from the issuance of common stock under the Company's employee benefit plans. In March 1995, the Company borrowed $40 million under a line of credit arrangement, representing the first utilization of the debt guarantee provided by Ciba. During September 1995, Chiron repaid $30 million of borrowings under the line of credit. In addition, as part of the acquisitions, Chiron assumed approximately $96 million in debt of CCD. This debt consists primarily of short-term borrowings under foreign line of credit arrangements and a long-term loan with Ciba.

Chiron believes that its cash and cash equivalents and short and long-term investments, together with funds provided by operations and funding arrangements with Ciba will be sufficient to meet its cash requirements during the upcoming twelve months.

ITEM 1.   LEGAL PROCEEDINGS


          SICOR.  In April 1991, Alco Chemicals, Ltd. ("Alco") and Sicor,
          SpA ("Sicor"), Cetus Ben Venue Therapeutics' ("CBVT") former suppliers of bulk doxorubicin, filed suit in the United States District Court for the Northern District of California against Cetus Corporation ("Cetus"), Ben Venue Laboratories, Inc. ("Ben Venue"), CBVT and Erbamont, Inc. ("Erbamont") and its affiliates. Sicor had been prevented from manufacturing product for CBVT since September 1990, when Sicor's facilities in Italy were ordered closed by the government in connection with trade secret litigation in Italy. In March 1991, CBVT entered into an agreement with Erbamont which provided for, among other things, the settlement of several legal proceedings then pending relating to Erbamont's alleged doxorubicin proprietary rights, and the exclusive supply of doxorubicin to CBVT by Erbamont. The Sicor complaint alleges breach of the CBVT contract to purchase bulk doxorubicin from Sicor, as well as antitrust violations and interference with contract and prospective advantage, and seeks unspecified damages. Cetus has denied any entitlement to recovery in this lawsuit and has filed a counterclaim against the plaintiffs for fraud and breach of contract based on Sicor's failure to deliver the bulk product. In an order filed on January 11, 1993, the judge granted summary judgment motions in favor of the Cetus parties and Erbamont with respect to the Sicor and Alco claims. Sicor appealed the summary judgment and, in August 1993, dismissed its claims against Erbamont. In an opinion issued April 3, 1995, the Ninth Circuit Court of Appeals affirmed the summary judgment on the antitrust claims, but reversed and remanded to the District Court for further proceedings the claims of breach of contract and interference with prospective advantage. The Cetus parties filed a motion for rehearing by the Ninth Circuit Court of Appeals, which was denied on July 10, 1995. Sicor's petition for writ of certiorari to the United States Supreme Court was also denied. The Company believes it has substantial defenses to the remanded claims. A related arbitration before the International Chamber of Commerce brought by Sicor against Chiron, Cetus and Ben Venue has been stayed pending the resolution of the Cetus parties' counterclaims in the above described litigation.

          In February 1995, Sicor and Alco filed a further action in the United States District Court for the Northern District of California against CBVT for amounts allegedly owed by CBVT to Sicor and Alco for the supply of doxorubicin, plus interest and attorneys' fees. This case has been assigned to the same judge as the above referenced District Court case. Internal investigation of the claim is under way.

          SUMMIT. On September 29, 1994, Summit Technology Ireland B.V., a subsidiary of Summit Technology, Inc., a manufacturer of ophthalmic lasers, filed a patent infringement action in the Regional Court of Dusseldorf, Germany, against two German subsidiaries of Chiron Vision, Chiron Technolas and Chiron Adatomed, and their respective managing directors. The suit alleged that the manufacture and sale in Germany of the Technolas-Trademark- Keracor-Trademark- 116 excimer laser infringe the class of a patent held by Summit. Summit sought injunctive relief and damages which it estimated at DM 2 million. On August 3, 1995, the German court granted judgment in favor of Summit, granted an injunction against defendants' further infringement and awarded damages for past infringement in an amount to be determined. On September 1, 1995, Summit enforced the judgment and the injunction by posting security in the amount of DM 2 million. The Company has appealed the Regional Court's decision. Chiron Technolas, Chiron Vision's sole source of ophthalmic lasers, continues to manufacture ophthalmic excimer lasers which are distributed by Chiron Vision and its subsidiaries. The Company believes these activities are outside the scope of the judgment and injunction of the German Regional Court. The Company has also initiated a separate judicial action in Germany seeking to invalidate Summit's patent.

          CARNEGIE-MELLON UNIVERSITY. On August 20, 1994, Carnegie Mellon University and Three Rivers Biologicals, Inc. brought a lawsuit in the United States District Court for the Western District of Pennsylvania against Hoffmann-La Roche, Inc., Roche Molecular Systems, Inc., the Perkin-Elmer Corporation, Chiron and Cetus Oncology Corporation, claiming that the defendants infringed certain United States patents relating to plasmids for the expression of an enzyme which may be useful in connection with polymerase chain reaction ("PCR") processes and products. Cetus sold its PCR business to F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche, Inc. ("Roche") in 1991. Carnegie Mellon and Three Rivers Biologicals are seeking a finding that the defendants willfully infringed the patents at issue, injunctive relief and damages according to proof. All defendants have answered the complaint. Discovery recently began. Venue of the case was recently changed to the Northern District of California on motion by Chiron. The facts of the case, including any indemnification rights or obligations among the defendants, are currently under review. However, Chiron believes that it, and its wholly owned subsidiary, Cetus Oncology, have significant defenses.

          MUREX DIAGNOSTICS, LTD. In a series of actions, the first of which was brought on March 2, 1992, Chiron together with Ortho Diagnostic Systems, Inc. ("Ortho") and Ortho Diagnostic Systems, Ltd. ("Ortho Ltd."), filed suit in the High Court for England and Wales against Murex Diagnostics, Ltd. ("Murex"), alleging infringement of Chiron's U.K. Patent No. 2,212,511 ("the '511 patent") as a result of Murex's manufacture and sale of HCV immunoassay kits in the U.K. Murex is a subsidiary of International Murex Technologies Corp., a Canadian company. Chiron and Ortho sought injunctive relief and unspecified damages. On May 27, 1994, the court granted judgment for Chiron and Ortho, holding the '511 patent valid and infringed, and ordered Murex to pay damages in an amount to be determined. Chiron's and Ortho's request for an injunction was granted on November 30, 1994. A damages inquiry is scheduled for July 1996. Both Murex and the Chiron/Ortho parties appealed various aspects of the High Court's judgment. In a series of rulings on November 2 and 7, 1995, the U.K. Court of Appeal held that, with the exception of one claim, the '511 patent is valid, that Chiron could amend the patent and proceed with the damages inquiry, and that, contrary to the High Court's ruling, Murex did not have a defense with respect to Ortho Ltd. for damages prior to October 13, 1993. The parties may apply for leave to appeal to the House of Lords. Chiron is informed that officials within the British Ministry of Health have in the past raised the possibility of authorizing Murex's infringement of the `511 patent under the "Crown use" provisions of British law, with respect to the sale of HCV immunoassay kits to the British National Health Service. Further, Murex has stated that it will apply for a compulsory license under the '511 patent. Infringement proceedings against Murex on German and European patents corresponding to the '511 patent have also been filed by Chiron and Ortho in Germany, Italy, The Netherlands and Belgium. On January 23, 1995, Chiron and Ortho were granted an injunction in Germany. On May 8, 1995, Chiron was granted a cross-border preliminary injunction by the Dutch court preventing infringement by Murex and certain of its affiliates covering The Netherlands, Belgium, France, Spain and Luxembourg. Murex has brought an action in Australia seeking the revocation of the Australian counterpart of the '511 patent. Chiron has counterclaimed for infringement.

          ORGANON TEKNIKA, LTD. On May 4, 1994, Chiron instituted summary legal proceedings against Organon Teknika, B.V., Akzo Pharma, B.V., Akzo Pharma International, B.V., Organon Teknika, N.V. [all subsidiaries of Akzo N.V. (collectively referred to as "Organon")], and United Biomedical, Inc. ("UBI"), the supplier of Organon's HCV antigens and kits, in the District Court of the Hague, The Netherlands, alleging infringement of European Patent No. 318,216 ("the '216 patent") as a result of the defendants' manufacture and sale of HCV immunoassay kits. On July 22, 1994, Chiron was granted a cross-border preliminary injunction against further infringement, including sale of the UBI kit, by Organon in Austria, Belgium, Switzerland, Germany, Spain, France, Italy, Liechtenstein, Luxembourg, The Netherlands and Sweden. Organon and UBI appealed the injunction. The '216 patent is a counterpart of the British '511 patent. Infringement proceedings brought by Chiron and Ortho were also pending against Organon in Italy and Belgium (based on the '216 patent), and in the U.K. (based on the British '511 patent), in proceedings consolidated with the actions against Murex, described above. Chiron, Ortho and Organon settled all European HCV litigation on October 9, 1995, and Chiron and Ortho were compensated for past infringement.
          UBI did not participate in the settlement, and has been ordered to pay Ortho Ltd. damages by the U.K. Court of Appeal, along with Murex, as described above.

          DANIEL W. BRADLEY. On December 20, 1994, Dr. Daniel W. Bradley, a former scientist at the U.S. Centers for Disease Control (the "CDC") brought suit in the United States District Court for the Northern District of California against Chiron, Ortho, certain employees of Chiron, and the United States government. Subsequently, Bradley dismissed the United States as a defendant. Bradley, who collaborated with Chiron scientists on the research that led to the discovery of HCV, alleges he has been wrongly excluded as an inventor of HCV. He requests various forms of relief, including declarations that he is an inventor of Chiron's patents related to HCV and that these patents are unenforceable. Bradley further seeks monetary damages and a constructive trust on all past and future profits derived from Chiron's HCV invention, which are estimated by Bradley to be in excess of $1 billion, as well as penalties under federal and state Racketeering and Corrupt Organization (RICO) statutes. Chiron believes Bradley's claims to inventorship and his suit are without merit, and that substantial defenses exist. In 1990, Bradley and the CDC entered into a settlement agreement regarding his claims of inventorship in which any rights either might have were assigned to Chiron. Chiron believes that the settlement agreement is valid and bars nearly all of the claims in the subject litigation. Chiron and the other defendants have filed a motion to dismiss. In a hearing on November 3, 1995, the court stated that it will grant the motion to dismiss Bradley's suit, but that Bradley will be given a limited leave to file an amended complaint.

          ABBOTT LABORATORIES. On December 13, 1993, Chiron filed a patent infringement action against Abbott Laboratories ("Abbott") in the United States District Court for the Northern District of California. The suit, which alleges infringement of Chiron's U.S. Patent No. 5,156,949 ("the '949 patent"), claiming the use of recombinant envelope antigens in immunoassays for HIV antibodies, is based on Abbott's sale of unlicensed HIV immunoassay tests which are believed to fall within the scope of one or more patent claims. Abbott is defending this suit on the basis of invalidity and non-infringement. Chiron is requesting unspecified damages and injunctive relief. Cross motions for summary judgment on Abbott's defenses of inequitable conduct and prior invention are currently pending. The court had issued a tentative decision granting Abbott's motion for summary judgment on invalidity due to prior invention. Subsequently, the court heard further arguments on this issue and reversed itself, denying Abbott's motion for summary judgment. Subsequently, the United States Patent & Trademark Office declared an interference between the '949 patent and an application owned by Centocor and the U.S. government. Chiron is the junior party.

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

          STOCKHOLDER LITIGATION. In November 1994, Chiron, its directors, and certain of its officers were sued in three essentially identical actions filed as class actions on behalf of Chiron stockholders, alleging that the directors had violated their fiduciary duty by failing to maximize stockholder value in connection with the series of transactions affected with Ciba-Geigy which were announced on November 20, 1994, by, among other things, not taking all possible steps to seek out and encourage the best offer for the Company once the Company had been put in play. Two of the actions filed respectively on November 14, 1994 and November 22, 1994 (HANNA V. CHIRON CORP. ET AL., C.A. No. 13874, and DEZUBE V. CHIRON CORPORATION ET AL., C.A. No. 13896) were filed in the Court of Chancery of the State of Delaware in and for New Castle County. The complaints in both cases ask for injunctive relief, rescission and attorneys' fees. Plaintiff in the HANNA action additionally seeks damages in an unspecified amount. Plaintiff in the DEZUBE action additionally seeks an accounting. The complaints have been answered by all defendants, who deny the material allegations of the complaints. The third action was filed in the Superior Court of California, Alameda County, Northern Division, on December 1, 1994 (PERERA ET AL. V. CHIRON CORPORATION ET AL., Case Action No. 744522-2). Plaintiff sought injunctive and declaratory relief, and accounting, costs and disbursements, including attorneys' and experts' fees, and other relief. The PERERA action has been dismissed by stipulation and the plaintiffs have filed, on October 17, 1995, a new action against the same defendants and Ciba-Geigy, Ltd. in the U.S. District Court for the Northern District of California. The defendants intend to defend vigorously these matters.

          The Company is party to certain other lawsuits, each of which is described in Item 3, Legal Proceedings, on page 9 of the Company's report on Form 10-K for the period ended December 31, 1994, in Item 1, Legal Proceedings, on page 24 of the Company's report on Form 10-Q for the period ended April 2, 1995, and in Item 1, Legal Proceedings on page 24 of the Company's report on Form 10-Q for the period ended July 2, 1995, and as to which lawsuits there have been no material developments since such Form 10-K and Forms 10-Q were filed.


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

                  10.63 Letter to Dino Dina dated April 24, 1984, incorporated by reference to Exhibit 10.66 of the Registrant's Form 10-K report for fiscal year 1994.*

                  10.64 Research Agreement, dated as of July 15, 1985, between Ciba-Geigy Limited, a Swiss corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, incorporated by reference to
                           Exhibit 10.64 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

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

                  10.74 Settlement Agreement on Purified IL-2, made as of April 14, 1995, by and between Cetus Oncology Corporation, dba Chiron Therapeutics, a Delaware corporation, and Takeda Chemical Industries, Ltd., a Japanese corporation, incorporated by reference to Exhibit 10.74 of the Registrant's Form 10-Q report for the period ended July 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

                  10.75 License Agreement made and entered into December 1, 1987, by and between Sloan Kettering Institute for Cancer Research, a not-for-profit New York corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.75 of the Registrant's Form 10-Q report for the period ended July 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

                  10.76 Reimbursement Agreement dated as of March 24, 1995, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.76 of the Registrant's Form 10-Q report for the period ended July 2, 1995.

                  10.77 Promissory Note dated January 1, 1995 by Ciba Corning Diagnostics Corp, incorporated by reference to Exhibit 10.77 of the Registrant's Form 10-Q report for the period ended July 2, 1995.

                  10.78 Investment, Research Support and Marketing Agree-ment made as of September 29, 1995 by and between the Registrant and Ciba-Geigy Limited, a Swiss Corporation. [Certain information has been omitted from the Agreement pursuant to a request by Regis-trant for confidential treatment pursuant to Rule 24b-2.]

                  10.79 Letter Agreement between Ciba-Geigy Limited and the Registrant dated September 29, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

                  11       Statement of Computation of Earnings per Share.

                  27       Financial Data Schedule.

         ---------------------------
         *Management contract, compensatory plan or arrangement.

          (b)     Reports on Form 8-K

                  Chiron filed a current report on Form 8-K, dated September 29, 1995, reporting under Item 2 the acquisition of Viagene, Inc.

                               CHIRON CORPORATION

                               September 30, 1995





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         CHIRON CORPORATION



                                        BY:  /s/Edward E. Penhoet
                                             ------------------------------
DATE:      November 15, 1995                 Edward E. Penhoet
      ---------------------------            President and Chief
                                             Executive Officer



                                        BY:  /s/Dennis L. Winger
                                             ------------------------------
DATE:      November 15, 1995                 Dennis L. Winger
      ---------------------------            Senior Vice President, Finance
                                             and Administration