Form 10-K/A
period 1994-12-31
CHIRON CORP
filed 1995-12-11
CIK 706539

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

                     TITLE OF CLASS                                           NUMBER OF SHARES
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This Amendment No. 2 to Form 10-K is being filed by the Registrant to refile
Exhibit 23.1, Consent of KPMG Peat Marwick LLP, Independent Auditors. All other listed exhibits have previously been filed.


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

 EXHIBIT
  NUMBER                                                    EXHIBIT
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

 EXHIBIT
  NUMBER                                                    EXHIBIT
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

 EXHIBIT
  NUMBER                                                    EXHIBIT
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

 EXHIBIT
  NUMBER                                                    EXHIBIT
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

 EXHIBIT
  NUMBER                                                    EXHIBIT
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

 EXHIBIT
  NUMBER                                                    EXHIBIT
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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: December 11, 1995

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

             SIGNATURE                         TITLE                    DATE
-----------------------------------  -------------------------    -----------------

           EDWARD E. PENHOET
-----------------------------------   President and Chief         December 11, 1995
     Edward E. Penhoet, Ph.D.         Executive Officer

                                      Senior Vice President,
                                      Finance and
         DENNIS L. WINGER*            Administration, Chief
-----------------------------------   Financial Officer, and      December 11, 1995
         Dennis L. Winger             Principal Accounting
                                      Officer

           WILLIAM J. RUTTER*
-----------------------------------   Chairman of the Board of    December 11, 1995
     William J. Rutter, Ph.D.         Directors

            GILBERT AMELIO*
-----------------------------------   Director                    December 11, 1995
       Gilbert Amelio, Ph.D.

           LEWIS W. COLEMAN*
-----------------------------------   Director                    December 11, 1995
         Lewis W. Coleman

             PIERRE DOUAZE*
-----------------------------------   Director                    December 11, 1995
           Pierre Douaze

           DONALD A. GLASER*
-----------------------------------   Director                    December 11, 1995
      Donald A. Glaser, Ph.D.

              ALEX KRAUER*
-----------------------------------   Director                    December 11, 1995
        Alex Krauer, Ph.D.

        FRANCOIS L'EPLATTENIER*
-----------------------------------   Director                    December 11, 1995
   Francois L'Eplattenier, Ph.D.

            HENRI SCHRAMEK*
-----------------------------------   Director                    December 11, 1995
       Henri Schramek, Ph.D.

            JACK W. SCHULER*
-----------------------------------   Director                    December 11, 1995
          Jack W. Schuler

          PIETER J. STRIJKERT*
-----------------------------------   Director                    December 11, 1995
    Pieter J. Strijkert, Ph.D.


* By      EDWARD E. PENHOET
-----------------------------------
          Edward E. Penhoet
          ATTORNEY-IN-FACT
