Form 10-K
period 1995-12-31
CHIRON CORP
filed 1996-03-28
CIK 706539

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

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          COMMISSION FILE NO. 0-12798
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

       Registrant's telephone number, including area code: (510) 655-8730
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
               WARRANTS TO PURCHASE COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__        No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
-------

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1996, was $2,391,730,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1996:

                     TITLE OF CLASS                                           NUMBER OF SHARES
--------------------------------------------------------  --------------------------------------------------------
             Common Stock, $0.01 par value                                       42,109,984

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's Consolidated Financial Statements for the fiscal year ended December 31, 1995, are incorporated by reference into Parts II and IV of this Form 10-K Report and are filed as Exhibit 13 to this Form 10-K Report.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1996, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES RELATING TO THE FUTURE FINANCIAL PERFORMANCE OF CHIRON CORPORATION (THE "COMPANY" OR "CHIRON"), AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" CONTAINED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CHIRON'S CONSOLIDATED FINANCIAL STATEMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

    Chiron is a diversified, science-driven healthcare company that applies biotechnology and other techniques of modern biology and chemistry to develop, produce and sell products intended to improve the quality of life by diagnosing, preventing and treating human disease. Chiron participates in four human healthcare markets: diagnostics, including immunodiagnostics, critical care diagnostics and new quantitative probe tests; therapeutics, with an emphasis on oncology, serious infectious diseases and critical care diseases; pediatric and adult vaccines; and ophthalmic surgical products for the correction of vision. Chiron also develops or acquires new technologies, employing these technologies to discover new products for the Company or for its partners. For example, Chiron is developing a new generation of chemical therapeutics through advanced techniques of drug design and discovery and is conducting an active program in gene therapy.

    Effective January 1, 1995, Chiron began a biotechnology partnership with Ciba-Geigy Limited, of Basel, Switzerland ("Ciba") whereby Ciba acquired a 49.9 percent ownership interest in Chiron common stock. At the same time, Chiron acquired Ciba's Ciba Corning Diagnostics Corp. ("CCD") business and Ciba's interests in Chiron Biocine Company (formerly The Biocine Company) and Biocine S.p.A. (through JV Vax B.V., a Netherlands company). In addition, Chiron and Ciba agreed to cooperate in research, development, manufacturing and marketing of biotechnology products on an arms-length basis, while remaining independent to pursue other opportunities. For a further description of the partnership with Ciba, see Part II, Item 8., Note 2 of Notes to Consolidated Financial Statements. Chiron operates through the following business units: Chiron Diagnostics, which includes the CCD business, quantitative probe tests and an interest in a joint immunodiagnostic business; Chiron Biocine, a vaccine business which includes Biocine S.p.A.; Chiron Therapeutics; and Chiron Vision, the Company's ophthalmic business. A fifth business unit, Chiron Technologies, manages the Company's research and clinical development programs other than diagnostics and vaccines and develops new technologies with potential utility throughout Chiron.

    Chiron was incorporated in California in 1981 and reincorporated in Delaware in 1987. A global organization with facilities on four continents, Chiron's corporate headquarters is located at 4560 Horton Street, Emeryville, California 94608-2916, and its telephone number at that address is (510) 655-8730.

CHIRON DIAGNOSTICS

    Chiron, through its Chiron Diagnostics business unit and its wholly-owned subsidiary CCD (collectively "Chiron Diagnostics"), is one of the world's largest providers of critical blood analyte systems used to measure blood gases, blood electrolytes and metabolites. These systems are used by hospitals to diagnose and monitor patients in critical care settings. Chiron Diagnostics also markets the ACS:180-Registered Trademark- and ACS:180 Plus-TM-, which are automated, high-throughput random access immunodiagnostic instrument systems used by hospital and reference laboratories to detect and measure thyroid, anemia, fertility, cancer and STAT cardiac indicators.

    Chiron Diagnostics develops branched DNA ("bDNA") probe tests to quantify levels of virus and other indicators of disease. Clinical evidence suggests that Chiron's bDNA probe tests may have utility in predicting disease progression, selection of patients for treatment based on probability of response and monitoring response to therapy. Chiron is selling bDNA probe tests for human immunodeficiency virus ("HIV"), hepatitis C virus ("HCV"), and hepatitis B virus ("HBV") for Research Use Only in the United States and Europe. The United States Food and Drug Administration ("FDA") has accepted for review Chiron's application to market its bDNA probe test for HIV in the United States. Chiron has licensed rights to sell bDNA probe tests in Japan and Taiwan to Daiichi Pure Chemicals Co., Ltd. ("Daiichi"). Daiichi currently markets Chiron's Quantiplex-TM- bDNA tests for HCV and HBV in Japan.

    Chiron has built a joint business with a significant worldwide presence in the immunodiagnostic market with Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company, based largely on sales of tests used to screen blood for the potential presence of HCV. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides confirmatory tests and microplate-based instrument systems to automate test performance and data collection. Chiron and Ortho share equally in the pretax operating earnings generated by the joint business. The joint business holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalty payments for the sale of HCV tests by Abbott Laboratories ("Abbott") and Pasteur Sanofi Diagnostics. In 1995, Chiron and Ortho began a collaboration with Genelabs Technologies, Inc. ("Genelabs") regarding hepatitis G virus. Under the terms of the collaboration agreement, the joint business received certain immunodiagnostic rights to the Genelabs technology. Chiron also has an option to share equally in the pretax operating earnings generated by Johnson & Johnson's home HIV test, currently under review by the FDA.

CHIRON BIOCINE

    Chiron Biocine, headquartered in Emeryville with operations in Siena, Italy, is the Company's business to develop and market new vaccines. Chiron Biocine's present business is based primarily on the sale of non-recombinant pediatric and flu vaccines in Italy and, to a lesser extent, in Southern Europe, the Middle East, the Far East, Africa, South America, and to international health services such as the World Health Organization. Among its products is a new genetically engineered acellular pertussis (whooping cough) vaccine, combined with diphtheria and tetanus ("DTaP"), currently marketed in Italy. Chiron Biocine is preparing applications to market the DTaP vaccine in the United States and Europe, based on the results of large-scale government-sponsored trials in Italy that showed the Chiron acellular pertussis vaccine is safer and more effective than a current whole-cell pertussis vaccine.

    Chiron Biocine is developing a new generation of vaccines for serious adult infections such as herpes simplex virus, type 2 ("HSV-2") or genital herpes, cytomegalovirus ("CMV") and HCV. These vaccines utilize genetically engineered antigens which are displayed in a manner that mimics the appearance of the actual agent, combined in a formulation with adjuvants that amplify the immune response. In 1996, Chiron Biocine announced that, based on a preliminary review of clinical trial data, a vaccine formulation designed to treat HSV-2 had a statistically significant benefit on several disease indicators but did not reach statistical significance on its primary endpoint. A separate Phase 3 trial of a vaccine designed to prevent HSV-2 is underway and scheduled to be completed in 1996. Phase 2 trials of a CMV vaccine are underway in the United States. A Phase 1 trial of an HIV vaccine is underway in Thailand, in collaboration with the Royal Army and the United States Department of the Army. A vaccine for HCV is in preclinical trials. Chiron Biocine is also collaborating with NABI in the development of a new family of human immunotherapeutic products, based on the vaccines of Chiron Biocine and initially focused on the development of a hyperimmune globulin product to prevent and treat CMV infections.

    In February 1996, Chiron and Behringwerke AG, a subsidiary of Hoechst AG, entered into an agreement whereby Chiron will purchase a 49 percent interest in the human vaccine business of Behringwerke AG for Deutsche mark 171.5 million in cash. Chiron has an option to purchase the remaining 51 percent in March 1998, 1999, 2000 or 2001, and Behringwerke AG has the option to have Chiron acquire the remaining 51 percent interest in March 2001. Behringwerke AG, one of the largest vaccine suppliers in Germany, manufactures and markets vaccines for flu, diphtheria, tetanus, pertussis, rabies, tick-borne encephalitis, tuberculosis, cholera, an oral vaccine for polio, and, under license from other companies, distributes vaccines in Germany for measles, mumps, rubella, hepatitis B, typhoid fever, pneumonia, haemophilus influenza as well as an inactivated polio vaccine.

    During the period of mutual ownership, Chiron and Behringwerke AG will operate the vaccine business as a joint venture. The joint venture is designed to provide an outlet for Chiron Biocine's new vaccines in the German market and to expand its presence in the European vaccine market. Chiron will report its share of the joint venture's results as equity in earnings of unconsolidated joint businesses. Consummation of the transaction is subject to certain conditions, including regulatory approvals and customary conditions prior to closing.

    In addition to its Chiron Biocine activities, Chiron has received royalty payments since 1986 from the sales of Recombivax-Registered Trademark- HB, a vaccine against HBV developed, manufactured and marketed by Merck & Co., Inc. ("Merck"), using technology developed by Chiron.
Recombivax-Registered Trademark- HB was the first vaccine using genetic engineering to be licensed by the FDA for human use.

CHIRON THERAPEUTICS

    Chiron Therapeutics, Chiron's hospital and large clinic-based business in the United States and Europe, markets products for use principally by oncologists. Its leading product is Proleukin-Registered Trademark- (aldesleukin), interleukin-2, the first treatment approved for metastatic kidney cancer. In the United States, Chiron also markets generic chemotherapy drugs as part of a joint venture with Ben Venue Laboratories, Inc. In addition, on behalf of Ciba Pharmaceuticals, Chiron promotes Aredia-Registered Trademark- (pamidronate disodium for injection), a drug to treat hypercalcimia of malignancy, Paget's disease and osteolytic bone lesions of multiple myeloma.

    Chiron Therapeutics manufactures Betaseron-Registered Trademark- (interferon beta-1b) for Berlex Laboratories, Inc., a United States affiliate of Schering AG of Berlin, Germany ("Schering"), which markets the product in the United States and Canada. In Europe, Schering is marketing the product under the trade name Betaferon-TM-, manufactured by Boehringer Ingelheim, for which Chiron will receive a royalty.

CHIRON VISION

    Chiron Vision is the Company's business in ophthalmic surgical products, with sales in the United States and 15 other countries. Chiron Vision's line of products for the surgical correction of vision includes both hard and foldable intraocular lenses for cataract replacement surgeries, phacoemulsification instruments for small-incision cataract surgeries, and refractive surgical instruments including corneal shapers and excimer lasers. In March 1995, Chiron Vision expanded its presence in the United States and European markets for cataract surgery products through the acquisition of the ophthalmic surgical division of IOLAB, a Johnson & Johnson company. Following the acquisition of IOLAB, Chiron Vision initiated a global restructuring of the combined operations to enhance manufacturing, marketing and management efficiencies.

    In March 1996, Chiron Vision received FDA approval to begin marketing the Vitrasert-TM- Implant to deliver ganciclovir for the treatment of CMV retinitis in people with AIDS. In Phase 3 clinical trials, the Vitrasert-TM- Implant demonstrated a clinically important improvement over intravenously administered ganciclovir in delaying the progression of CMV in these individuals. Chiron Vision is co-marketing the Vitrasert-TM- Implant worldwide, including in the United States and Europe, with Hoffmann-La Roche, Inc. ("Roche"), which manufactures and markets ganciclovir.

CHIRON TECHNOLOGIES

    Chiron Technologies applies enabling technologies in combinatorial chemistry, gene therapy and recombinant proteins to develop products intended for use as therapeutics, and develops new technologies with potential utility throughout the Company. Chiron Technologies combines the Company's own proprietary technologies in combinatorial chemistry, robotic screening and selection and molecular biology with the knowledge and participation of a select group of leading academic scientists in the fields of structural biology and bio-organic chemistry. Chiron also engages in collaborations to create libraries of compounds for characterization and screening with other pharmaceutical companies, including Janssen Pharmaceutica NV, a Johnson & Johnson company, and Ciba, as well as with organizations in other fields such as Dow Elanco, an agricultural company.

    Chiron augmented its program in gene therapy with the acquisition in September 1995 of Viagene, Inc., now known as Chiron Viagene. Through this program, Chiron is developing gene therapy and gene transfer products, and drug activation technology for the prevention and treatment of a broad range of human diseases. Chiron's gene therapy program includes collaborations with Ribozyme Pharmaceuticals, Inc., Progenitor, Inc., and the Virus Research Institute.

    Chiron, in collaboration with Johnson & Johnson, is developing a series of growth factors to treat topical wounds. In September 1995, Chiron and Johnson & Johnson announced that the two companies have reviewed favorable preliminary Phase 3 clinical trial data on their wound healing agent Regranex-Registered Trademark- (becaplermin), a formulation containing recombinant human platelet-derived growth factor (rhPDGF), and are proceeding with regulatory applications. Chiron manufactures rhPDGF in bulk for final formulation into Regranex-Registered Trademark-. Johnson & Johnson is responsible for clinical development, regulatory matters, marketing and sales.

    Chiron is collaborating with Cephalon, Inc. ("Cephalon") to develop and market products for the treatment of neurological disorders. During 1995, Chiron and Cephalon announced that Myotrophin-TM- (insulin-like growth factor, IGF-1) had shown a favorable result in Phase 2/3 trials in the United States and Europe for the treatment of amytrophic lateral sclerosis (ALS or Lou Gehrig's Disease). Subsequently, the FDA asked for further information about these trials. If the requested information is deemed insufficient by the FDA, additional clinical trials may be required before a marketing application can be submitted by Chiron and Cephalon. Following an analysis of data from a Phase 2 trial, Chiron has decided to discontinue its own clinical development of IGF-1 for acute renal failure. Chiron is considering further clinical development of IGF-1.

    In the area of cardiovascular disease, Chiron has begun a collaboration with G.D. Searle & Co. ("Searle"), to develop tissue factor pathway inhibitor ("TFPI"), a coagulation inhibitor with potential applications in thrombotic and inflammatory diseases, trauma and critical care. Chiron and Searle have begun a Phase 2 clinical trial studying the use of TFPI in microvascular surgery.

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

    In the diagnostic market, the major competitor to both the Chiron-Ortho joint business and to the Chiron Diagnostics business is Abbott. In addition, although initial patents for the Chiron HCV invention have been issued and are being upheld through litigation, the joint business faces continued competition from a number of unlicensed sellers of HCV tests including Murex Diagnostics, Ltd., a subsidiary of International Murex Technologies Corp., and United Biomedical, Inc. (see Part I, Item 3.). Other companies in Japan and Europe have introduced, or may be preparing to introduce, competing HCV tests. In addition to Abbott, Chiron faces competition in the immunoassay market from Boehringer Mannheim and Johnson & Johnson, which purchased the diagnostic and clinical chemistry business of Eastman Kodak. Chiron's bDNA probe tests compete with products from affiliates of Roche (which is developing tests based on polymerase chain reaction), Abbott and Digene and may compete with Gene-Trak Systems and Gen-Probe Incorporated. In the critical blood analyte market, Chiron Diagnostics faces competition from Radiometer Medical A/S and Instrumentation Laboratory Company.

    Four large companies hold the greatest share of the worldwide vaccine market: Merck and SmithKline Beecham ("SmithKline"), both of which market pediatric vaccines and the only widely sold recombinant vaccines for hepatitis B infection; Lederle Praxis Biologics ("Lederle"), a division of American Home Products; and the combination of Connaught Laboratories, Inc. ("Connaught"), and Pasteur Merieux Serums et Vaccins (which separately has a strategic alliance with Merck), both of which sell pediatric vaccines. SmithKline and Connaught both have acellular pertussis vaccines that demonstrated superiority compared to a currently marketed whole-cell pertussis vaccine, and have indicated that their United States regulatory applications for such vaccines are completed. SmithKline and Lederle are developing vaccines for genital herpes.

    In the therapeutics market, Proleukin-Registered Trademark- competes with alpha interferon sold by Schering Plough Corporation and by Roche as a treatment for metastatic kidney cancer. Several other biotechnology companies are developing IL-2 or other interferons as immune-system-based therapies for cancers and infectious diseases, including Roche, Genentech, Inc. ("Genentech"), and Amgen Inc. Approximately 30 companies compete in the United States market for anticancer chemotherapies, including Bristol-Myers Squibb Company, which accounts for nearly half the market. Chiron's therapeutic products in development for cancer, infectious diseases and cardiovascular disease face competition from companies such as Genetics Institute, Immunex Corporation, Genentech and many other biotechnology companies. Aredia-Registered Trademark-may face competition from other bone growth factors.

    Chiron Vision competes against numerous healthcare, pharmaceutical and biotechnology companies in the research, development and marketing of devices and therapeutic products for the ophthalmic surgery market. Chiron Vision's competition in its largest product line, intraocular lenses, includes Alcon Laboratories, Inc., a division of Nestle SA; Allergan, Inc.; Pharmacia AB; Storz Instrument Company, a subsidiary of American Home Products; and Staar Surgical Co. Gilead Sciences, Inc., has a systemically injectable pharmaceutical that may compete against Chiron Vision's ganciclovir Vitrasert-TM- Implant, and which has been recommended for regulatory approval. Summit Technology, Inc. has received approval, and has begun marketing in the United States, an excimer laser to correct vision. VISX, Inc., which has cross-licensed its patents with those of Chiron Vision outside the United States, has an excimer laser under review at the FDA.

    Betaseron-Registered Trademark-, the only product licensed in the United States to treat relapsing-remitting multiple sclerosis, began usage by patients in October 1993. Potential competing products to Betaseron-Registered Trademark-in the United States and Europe include two products that have completed clinical trials. Of these two products, a recombinant beta interferon from Biogen, Inc. ("Biogen") has been recommended for regulatory approval in the United States. Other companies have entered, or are preparing to enter, products into clinical trials for multiple sclerosis. In Europe, Schering's product, Betaferon-TM-, faces competition from Ares Serono. In Italy and Spain, Ares Serono sells an extracted form of beta interferon which is used for, among other purposes, treatment of multiple sclerosis, and holds licenses for other indications in several countries, including Germany.

    A significant amount of research in biotechnology is performed in universities and nonprofit research organizations. These entities are becoming more active in seeking patent protection and licensing revenues for their discoveries. The competition among large pharmaceutical companies and smaller biotechnology companies to acquire technologies from these entities also is intensifying. While Chiron actively collaborates with such entities in research and has and will continue to license their technologies for further development, these institutions also compete with Chiron to recruit scientific personnel and to establish proprietary technology positions.

MANUFACTURING

    Chiron currently has licensed manufacturing facilities in Emeryville, California, for the production of biologicals. During 1995, construction was completed on additional manufacturing facilities in Vacaville, California. Chiron also has manufacturing facilities in Puerto Rico and Amsterdam, The Netherlands. During 1995, the Company began producing certain quantities of rhPDGF and TFPI in the Vacaville facility and anticipates utilizing the St. Louis facility to produce clinical grade materials for Phase 1, 2, and 3 clinical trials for HSV, CMV and HIV products. Due to lower than expected domestic commercial demand for the Company's Betaseron-Registered Trademark-product, the Puerto Rico facility was idled and the regulatory approval process for Betaseron-Registered Trademark- fermentation in the Amsterdam facility was suspended. The Amsterdam facility is currently being used for the production of bacterial vaccines and clinical grade materials and as a pilot plant for process development.

    In 1995, the Company began construction activities for a manufacturing facility in Italy to be used in the production of bacterial vaccines, including acellular pertussis. Regulatory approvals for each of the facilities described above are necessary before Chiron can begin any new commercial production. Failure to obtain all necessary approvals and permits would materially and adversely affect the continued development and introduction of Chiron products.

    Following the acquisition of IOLAB, Chiron Vision consolidated the majority of its domestic operations at IOLAB's facilities in Claremont, California. This consolidation resulted in the closure of leased manufacturing facilities in Huntington, West Virginia; and Rapid City, South Dakota. Chiron Vision leases additional manufacturing facilities in Irvine, California; Lyon, France; and Munich, Germany.

    CCD owns manufacturing facilities in Oberlin, Ohio; and Walpole, Massachusetts. Other manufacturing sites are leased including Irvine, California; Alameda, California; Medfield, Massachusetts; and Sudbury, England. All CCD facilities were certified ISO 9000 in 1995.

MAJOR CUSTOMERS

    During 1995, no single customer contributed ten percent or more to total revenues. Ciba and its affiliates are related parties and collectively contributed 11 percent and 13 percent of total revenues in 1994 and 1993, respectively. Johnson & Johnson and its affiliates are related parties and collectively contributed 22 percent and 32 percent of total revenues during 1994 and 1993, respectively. Sales of Betaseron-Registered Trademark- to Chiron's marketing partner accounted for less than ten percent of total revenues in 1995 and 1993, and 23 percent in 1994.

    For a discussion of revenues by geographic area, see Part II, Item 8., Note 11 of Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

    The Company's two primary sources of new product candidates are internal research and development and collaboration and licensing with other healthcare companies. Research and development expense for the years ended December 31, 1995, 1994 and 1993, including payments to collaborative partners, was $343.8 million, $166.2 million and $140.0 million, respectively. Under contracts where reimbursement is based upon work performed, the related research and development expenses were $51.8 million, $72.4 million and $61.5 million in 1995, 1994 and 1993, respectively.

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

    The Company's products (both marketed and investigational) in the United States are primarily biologicals, but also include drugs, diagnostic tests and instruments and ophthalmic devices. All are regulated under the Food, Drug, and Cosmetic Act ("FDCA") and supporting regulations. The biological products are additionally regulated under the Public Health Service Act ("PHSA") and supporting regulations. Licensing of a biological product in the United States is accompanied by a requirement to simultaneously license the manufacturing establishment.

    Licensing of the establishment includes a requirement that all facilities used to manufacture, fill, test and distribute the product in interstate commerce be inspected and approved by the FDA's Center for Biologics Evaluation and Research. The review and inspection process includes a review of all labeling, including the vial, carton, box and packers, as well as promotional and advertising materials.

    The FDA is proposing to amend the biologics regulation to eliminate the establishment license application requirement for well-characterized biotechnology products licensed under the PHSA. The proposed rule would exempt well-characterized biotechnology products, licensed under the PHSA, from certain biologics regulations and harmonize the requirements applicable to these products with those applicable to similar drug products approved under the FDCA.

    Since every FDA decision requires submission of an application and substantial supporting documentation (such as a New Drug Application, Premarket Approval Application, Product License Application, or Establishment License Application), the preparation of the documentation, its submission and audit review determines the speed with which a research program is translated into a marketed product.

    Licensing procedures in the European Union ("EU") were revised in 1995 leading to the estab-lishment of the following two new registration procedures: a Centralized Procedure for licensing of medicinal products derived from the use of high technology/biotechnology processes, and a Decentralized Procedure whereby a license granted in one Member State of the EU is mutually recognized by other Member States, leading to the granting of equivalent licenses in those Member States recognizing the original license.

    The Centralized Procedure is mandatory for those medicinal products derived from genetic engineering/monoclonal antibody technologies and optional for other high technology-derived medicinal products and any drug with a new chemical entity as an active substance, a new delivery system of significant innovation, or an entirely new indication of significant therapeutic interest. This procedure leads to the granting of a single license for the entire EU by the newly established European Medicines Evaluation Agency based in London.

    For existing national licensing procedures, a transition period to January 1, 1998 will exist. At that time, the Decentralized Procedure will replace independent national licensing of products in the EU.

    Due to insufficient experience to date, it is unclear what impact, if any, these revised procedures will have for the registration of products in Europe.

PATENTS AND PROPRIETARY RIGHTS

    Intellectual property (e.g., patents, trade secrets and trademarks) is important to the business of the Company. Chiron and its subsidiaries have a substantial number of pending patent applications and granted patents in the United States and in foreign countries. It is not known how many of these pending patent applications will be granted as patents, and at least some of the pending applications will be abandoned. A number of patents and patent applications owned by third parties have been licensed exclusively, semi-exclusively or nonexclusively to Chiron and its subsidiaries for one or more fields of use. Chiron and its subsidiaries also own a number of trademarks in the United States and foreign countries.

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

    Chiron is currently involved in legal proceedings involving patents and expects that litigation relating to the validity and scope of its patents and proprietary rights and those of third parties will continue to arise in the future (see Part I, Item 3.). Substantial costs could be incurred in defending the validity or scope of patents owned by or licensed to Chiron or its subsidiaries. If Chiron and its subsidiaries are unable to obtain strong proprietary rights to protect a product after the expenditure of funds to obtain regulatory approval, competitors may be able to market competing products without being required to undertake the same lengthy and expensive development efforts that Chiron and its subsidiaries already have completed. In these cases, it is possible that price competition could become a principal competitive factor in the marketing of such products. If Chiron or any of its subsidiaries should lose litigation with respect to third party intellectual property rights, Chiron and its subsidiaries could be precluded from manufacturing or marketing certain products and incur substantial liability for damages and attorney fees.

EMPLOYEES

    At December 31, 1995, Chiron and its subsidiaries employed 6,894 people on a full-time and part-time basis in eight principal locations on four continents. Of Chiron's employees, 3,789 were involved in research, development and manufacturing efforts and 3,105 were involved in operations, administration, sales and marketing and finance.

ITEM 2.  PROPERTIES

    Chiron's operations are conducted in owned and leased facilities located throughout the world. Chiron's principal facilities are located in Emeryville, California, and are used for research and development, manufacturing and administrative activities. Although the Company leases the majority of these facilities, Chiron owns certain facilities as well as land held for future expansion.

    The Company owns manufacturing facilities located in Vacaville, California; St. Louis, Missouri; and Amsterdam, The Netherlands. Certain of these facilities have available capacity due to lower than expected domestic demand for the Company's Betaseron-Registered Trademark- product. Chiron also owns a manufacturing facility in Puerto Rico which is currently idled due to lower than expected demand for Betaseron-Registered Trademark-. Chiron leases and owns manufacturing facilities in Italy for the production of pediatric and adult vaccines. In 1995, Chiron commenced construction in Italy to build additional manufacturing facilities for the production of bacterial vaccines.

    Chiron owns manufacturing facilities in Oberlin, Ohio; and Walpole, Massachusetts, which are used for the development and manufacture of diagnostic products. The Company also owns a sales and administrative facility in Norwood, Massachusetts, and a sales office and warehouse in Halstead, England. Chiron leases manufacturing facilities relating to its diagnostic products in Irvine and Alameda, California; Medfield, Massachusetts; and Sudbury, England.

    The Company owns administrative and manufacturing facilities in Claremont, California, and leases manufacturing facilities in Irvine, California; Lyon, France; and Munich, Germany, which are used in the Company's ophthalmic business.

    Chiron leases additional facilities in 14 cities across the United States. These properties are primarily sales and service offices. The Company also leases additional facilities in Canada, Mexico, England, Switzerland, Sweden, Spain, Italy, The Netherlands, Germany, France, Belgium, Austria, Portugal, Poland, Taiwan, Singapore, Korea, Japan and Australia, primarily for sales and service offices.

    The Company believes its present facilities are adequate for its current needs. The Company continually evaluates future requirements for its facilities.

ITEM 3.  LEGAL PROCEEDINGS

    ABBOTT LABORATORIES. On December 13, 1993, Chiron filed a patent infringement action against Abbott in the United States District Court for the Northern District of California. The suit, which alleges infringement of Chiron's U.S. Patent No. 5,156,949 ("the '949 patent"), claiming the use of recombinant envelope antigens in immunoassays for HIV antibodies, is based on Abbott's sale of unlicensed HIV immunoassay tests which are believed to fall within the scope of one or more patent claims. Abbott is defending this suit on the basis of invalidity and non-infringement. Chiron is requesting unspecified damages and injunctive relief. Cross motions for summary judgment on Abbott's defenses of inequitable conduct and prior invention were filed. After argument, the Court granted portions of Chiron's motion but denied Abbott's motion for summary judgment. Subsequently, the United States Patent & Trademark Office declared an interference between the '949 patent and an application owned by Centocor and the U.S. government. Chiron is the junior party. The Court refused Abbott's request to stay the litigation pending resolution of the interference and has scheduled a trial for April 7, 1996.

    On April 26, 1994, Abbott filed suit against Chiron in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that the Company has, by making, using and selling nucleic acid hybridization assays, infringed three U.S. patents owned by third parties and licensed to Abbott. Abbott is seeking injunctive relief and damages in an unspecified amount. The Company believes that it has substantial defenses and is defending this suit vigorously. Trial is currently scheduled for July 15, 1996.

    ALLERGAN MEDICAL OPTICS. On December 8, 1992, Allergan Medical Optics filed a lawsuit in the United States District Court for the Central District of California against Chiron and Chiron IntraOptics (now Chiron Vision) (together, "Chiron"). The complaint alleged that a mechanical inserter used to place the Chiron foldable intraocular lens in the eye during cataract surgery infringes a patent licensed exclusively to Allergan. Allergan sought an injunction against sales of the inserter, damages in an unspecified amount, and attorneys' fees. On November 27, 1995, Chiron Vision and Allergan reached a settlement in the lawsuit. Chiron signed a Final Consent Judgment in exchange for a license to the subject patent.

    ADVANCED CHEMTECH. On August 11, 1994, Advanced ChemTech, Inc. brought a lawsuit against Chiron in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that certain Chiron patents relating to peptide mixtures are invalid and unenforceable and that Chiron has engaged in unfair competition and unfair business practices in asserting its patent rights. Advanced ChemTech is asking the Court to: (1) find that the patent at issue is invalid and unenforceable; (2) find that Advanced ChemTech does not infringe the patents; and (3) award damages according to proof. Chiron has answered and counterclaimed for infringement of its patents. Chiron believes that it has substantial defenses against the claims asserted by Advanced ChemTech.

    DANIEL W. BRADLEY. On December 20, 1994, Dr. Daniel W. Bradley, a former scientist at the U.S. Centers for Disease Control (the "CDC") brought suit in the United States District Court for the Northern District of California against Chiron, Ortho, certain employees of Chiron, and the United

States government. Subsequently, Bradley dismissed the United States as a defendant. Bradley, who collaborated with Chiron scientists on research that led to the discovery of HCV, alleges he had been wrongly excluded as an inventor of HCV. He requests various forms of relief, including declarations that he is an inventor of Chiron's patents related to HCV and that these patents are unenforceable. Bradley further seeks monetary damages and a constructive trust on all past and future profits derived from Chiron's HCV invention, which are estimated by Bradley to be in excess of $1 billion, as well as penalties under federal and state Racketeering and Corrupt Organization (RICO) statutes. Chiron believes Bradley's claims to inventorship and his suit are without merit and that substantial defenses exist. In 1990, Bradley and the CDC entered into a settlement agreement regarding their respective claims of inventorship under which any rights either might have were assigned to Chiron. Chiron believes that the settlement agreement is valid and bars substantially all of the claims in the subject litigation. Chiron and the other defendants filed a motion to dismiss Bradley's First Amended Complaint. The Court dismissed Bradley's complaint for failure to state a claim upon which relief can be granted, but allowed Bradley to file an amended complaint. Chiron has filed a motion to dismiss Bradley's Second Amended Complaint.

    CARNEGIE MELLON UNIVERSITY. On August 20, 1994, Carnegie Mellon University and Three Rivers Biologicals, Inc. brought a lawsuit in the United States District Court for the Western District of Pennsylvania against Hoffmann-La Roche, Inc., Roche Molecular Systems, Inc., the Perkin-Elmer Corporation, Chiron and its wholly-owned subsidiary, Cetus Oncology Corporation, claiming that the defendants infringed certain United States patents relating to plasmids for the expression of DNA Polymerase I and to plasmids providing for nick-translation activity. Carnegie Mellon and Three Rivers Biologicals are seeking a finding that the defendants willfully infringed the patents at issue, injunctive relief and damages according to proof. All defendants have answered the complaint. Venue of the case was changed to the Northern District of California on motion by Chiron. Discovery is ongoing. The facts of the case, including potential indemnification rights or obligations among the defendants, are currently under review. However, Chiron believes that it and Cetus have significant defenses.

    EVANS. On November 8, 1995, the Tribunal of Brescia, an Italian Court, dismissed a lawsuit brought by Evans Medical Limited (a division of Medeva plc) ("Evans") against Chiron's Italian vaccine business, Biocine S.p.A., and against Nuova Chimica Medica s.r.1., a distributor. Evans sought injunctive relief via an emergency procedure. The suit alleged that the p69 antigen used in Biocine S.p.A.'s recombinant acellular pertussis vaccines
(Acelluvax-Registered Trademark- and Acelluvax-Registered Trademark- DTP) infringed Evans' Italian counterpart to its European patent No. 162,639 ("the '639 patent"). This patent is licensed by Evans exclusively to SmithKline Beecham Biologicals S.A. Counterpart patents are pending or have been issued in other jurisdictions, including the United States. Earlier in the year, Evans had brought a similar proceeding against Biocine S.p.A. and its distributor for emergency injunctive relief in the same Court. Following a June 26, 1995 hearing, Evans abandoned that proceeding.

    Biocine S.p.A. previously had opposed issuance of the '639 patent before the European Patent Office ("EPO") and has appealed the finding reached by the EPO in that opposition proceeding. Biocine S.p.A. filed an action against Evans in Milan on October 23, 1995 alleging invalidity of the same patent that formed the basis for the two Italian suits discussed above. Biocine S.p.A. later filed a claim against Evans for non-infringement with the Milan Court. Evans' response to the Milan actions was filed in February 1996. Also in February 1996, Biocine S.p.A. filed an action alleging invalidity and non-infringement of Evans' Dutch equivalent to the '639 patent in The Netherlands. Chiron believes that it does not infringe any valid claim in the '639 patent or in its foreign counterparts.

    MUREX DIAGNOSTICS, LTD. In a series of actions, the first of which was brought on March 2, 1992, Chiron, together with Ortho and Ortho Diagnostic Systems, Ltd. (collectively, "Ortho"), filed suit in the High Court for England and Wales against Murex Diagnostics, Ltd. ("Murex"), alleging infringement of Chiron's U.K. Patent No. 2,212,511 ("the '511 patent") as a result of Murex's manufacture and sale of HCV immunoassay kits in the U.K. Murex is a subsidiary of International Murex Technologies Corp., a Canadian company. Chiron and Ortho sought injunctive relief and unspecified damages.

On May 27, 1994, the High Court granted judgment for Chiron and Ortho, holding the '511 patent valid and infringed, and ordered Murex to pay damages in an amount to be determined. Both Murex and the Chiron/Ortho parties appealed various aspects of the High Court's judgment. Chiron's and Ortho's request for an injunction was granted on November 30, 1994. Following an interim damages inquiry which was held in February 1996, the Court ordered Murex to pay L6 million (approximately $9 million) to Chiron/Ortho by February 23, 1996. On February 22, 1996, Murex, which had changed its name to Specialist Diagnostics, Ltd., filed a petition for voluntary liquidation. There can be no assurance when or whether Chiron and Ortho will be able to collect this damage award. A damages inquiry is scheduled for July 1996.

    In a series of rulings on November 2 and 7, 1995, the U.K. Court of Appeal held that, with the exception of one claim, the '511 patent is valid and that Chiron could amend the patent and proceed with the damages inquiry. The parties have applied for leave to appeal to the House of Lords.

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

    Infringement proceedings against Murex on German and European patents corresponding to the '511 patent also have been filed by Chiron and Ortho in Germany, Italy, The Netherlands and Belgium. On January 23, 1995, Chiron and Ortho were granted an injunction in Germany. On May 8, 1995, Chiron was granted a cross-border preliminary injunction by the Dutch Court preventing infringement by Murex and certain of its affiliates covering The Netherlands, Belgium, France, Spain and Luxembourg. Murex has brought an action in Australia seeking revocation of the Australian counterpart of the '511 patent. Chiron has counterclaimed for infringement. That matter is scheduled for trial in June of 1996.

    ORGANON TEKNIKA, LTD. On May 4, 1994, Chiron instituted summary legal proceedings against Organon Teknika, B.V., Akzo Pharma, B.V., subsidiaries of Akzo N.V. (all subsidiaries of Akzo N.V. (collectively referred to as "Organon")), and United Biomedical, Inc. ("UBI"), the supplier of Organon's HCV antigens and kits, in the District Court of the Hague, The Netherlands, alleging infringement of European Patent No. 318,216 ("the '216 patent") as a result of the defendants' manufacture and sale of HCV immunoassay kits. On July 22, 1994, Chiron was granted a cross-border preliminary injunction against further infringement, including sale of the UBI kit, by Organon in Austria, Belgium, Switzerland, Germany, Spain, France, Italy, Liechtenstein, Luxembourg, The Netherlands and Sweden. Organon and UBI appealed the injunction. The '216 patent is a counterpart of the British '511 patent. Infringement proceedings brought by Chiron and Ortho were also pending against Organon in Italy and Belgium (based on the '216 patent), and consolidated with the actions against Murex, described above. Chiron, Ortho, and Organon settled all European HCV litigation on October 9, 1995, and Chiron and Ortho were compensated for past infringement. UBI did not participate in the settlement, and has been ordered to pay Ortho Ltd. damages by the U.K. Court of Appeal, along with Murex, as described above. A damages inquiry has not yet been scheduled.

    SICOR. In April 1991, Alco Chemicals, Ltd. ("Alco") and Sicor, S.p.A. ("Sicor"), former suppliers of bulk doxorubicin to Cetus Ben Venue Therapeutics ("CBVT"), filed suit in the United States District Court for the Northern District of California against Cetus Oncology Corporation ("Cetus"), Ben Venue Laboratories, Inc. ("Ben Venue"), CBVT and Erbamont, Inc. ("Erbamont") and its affiliates. Plaintiffs claim that they had distribution and supply agreements with CBVT relative to a product called doxorubicin hydrochloride. Sicor had been prevented from manufacturing product for CBVT since September 1990. In March 1991, CBVT entered into an agreement with Erbamont which provided for, among other things, the settlement of several legal proceedings then pending relating to Erbamont's alleged doxorubicin proprietary rights, and the exclusive supply of doxorubicin to CBVT by Erbamont. The Sicor complaint alleges breach of the CBVT contract to purchase bulk doxorubicin from Sicor, as well as antitrust violations and interference with contract and prospective advantage, and sought unspecified damages. Plaintiffs assert in separate counts against all of the Cetus parties that their contracts with CBVT have been breached, that inducement of such breaches has been tortious, that plaintiffs' prospective economic relations have been tortiously frustrated, that the Cetus parties are indebted to plaintiffs on past accounts said to relate to the joint financing of earlier litigation, and that plaintiffs' distribution and supply of doxorubicin has been foreclosed by reason of violations of the federal antitrust laws. Cetus has denied any entitlement to recovery in this lawsuit and has filed a counterclaim against the plaintiffs for fraud and breach of contract based on Sicor's failure to deliver the bulk product. Sicor's antitrust claims have been dismissed on motion and Sicor has dismissed its claims against Erbamont. Sicor filed a summary judgment motion with respect to the counterclaims of the Cetus parties. On February 2, 1996, the District Court granted that motion in an opinion which the Company is currently studying. The Company believes it has substantial defenses to the Sicor claims. A related arbitration before the International Chamber of Commerce in New York brought by Sicor against Chiron, Cetus, and Ben Venue has been stayed pending the resolution of the Cetus parties' counterclaims in the litigation described above.

    In February 1995, Sicor and Alco filed a further action in the United States District Court for the Northern District of California against CBVT for amounts allegedly owed by CBVT to Sicor and Alco for the supply of doxorubicin, plus interest and attorneys' fees. This case has been assigned to the same judge as the above-referenced District Court case. The Company believes that it has significant defenses to these claims.

    SCRIPPS CLINIC. The Company is defending a lawsuit filed on November 8, 1983, by the Scripps Clinic and Research Foundation and Revlon, Inc., in the United States District Court for the Northern District of California alleging that Chiron's research program to synthesize a protein associated with human blood clotting ("Factor VIII:C") through genetic engineering techniques infringes plaintiffs' rights under a patent for purified Factor VIII:C. The suit seeks an injunction against further infringement, an accounting, compensatory damages of at least $10 million and punitive damages in the same amount. After the trial court granted summary judgment in favor of Chiron, the plaintiffs appealed. Appeal Nos. 89-1541, -1542, -1543, -1646 and -1647 were filed in the United States Court of Appeals for the Federal Circuit. The Appellate Court reversed the trial court, finding that summary judgment was not appropriate and directing that a number of issues be tried, including the issues of inequitable conduct on the part of Scripps, patent validity, and patent infringement. No trial date has been set and it is unclear when a date will be set. Chiron intends to vigorously assert its defenses at trial.

    SUMMIT. On September 29, 1994, Summit Technology Ireland B.V., a subsidiary of Summit Technology, Inc., a manufacturer of ophthalmic lasers, filed a patent infringement action in the Regional Court of Dusseldorf, Germany, against two German subsidiaries of Chiron Vision (Chiron Technolas and Chiron Adatomed), and their respective managing directors. The suit alleged that the manufacture and sale in Germany of the Technolas-Registered Trademark-
Keracor-Registered Trademark- '116 excimer laser infringed the German counterpart of a European patent held by Summit. Summit sought injunctive relief and damages which it estimated at Deutsche mark 2 million. On August 3, 1995, the German Court granted judgment in favor of Summit, granted an injunction against defendants' further infringement and awarded damages for past infringement in an amount to be determined. On September 1, 1995, Summit enforced the judgment and the injunction by posting security in the amount of Deutsche mark 2 million. The Company's appeal of the Regional Court's decision is pending. Chiron Technolas, Chiron Vision's sole source of ophthalmic lasers, continues to manufacture ophthalmic excimer lasers, which are distributed by Chiron Vision and its subsidiaries. The Company believes these activities are outside the scope of the judgment and injunction of the German Regional Court. The Company has also initiated a separate judicial action in Germany seeking to invalidate Summit's patent.

    AMERICAN  HOME  PRODUCTS.    On  April  27,  1995,  American  Home  Products
Corporation ("AHP") filed suit against Chiron in the Superior Court in New Castle County, Delaware, claiming compensatory, consequential and punitive damages based on an alleged breach and repudiation by Chiron of a contract pursuant to which Chiron had agreed to purchase certain assets from AHP. The case has been settled and was ordered dismissed on December 2, 1995.

    BRILLIANT TRADING CO., WOLFSON. Following the announcement by Chiron of the signing of a definitive agreement to acquire Viagene, Inc. ("Viagene"), two lawsuits purporting to be class actions were filed on April 24 and May 1, 1995, respectively, in the Court of Chancery of the State of Delaware against named directors and officers of Viagene and against Viagene and Chiron. In one case, Chiron is sued on a theory that it aided and abetted alleged breaches of fiduciary duty by Viagene's directors and officers in approving the proposed acquisition by Chiron. In the other case, Chiron is sued for alleged breaches of fiduciary duty as a controlling stockholder of Viagene. Plaintiffs seek declaratory and injunctive relief, an accounting and costs and disbursements. Defendants have received an open extension of time to answer or otherwise respond. Chiron believes these suits are without merit.

    STOCKHOLDER LITIGATION. In November 1994, Chiron, its directors, and certain of its officers were sued in three essentially identical actions filed as class actions on behalf of Chiron stockholders, alleging that the directors had violated their fiduciary duty by failing to maximize stockholder value in connection with the series of transactions affected with Ciba which were announced on November 20, 1994, by, among other things, not taking all possible steps to seek out and encourage the best offer for the Company once the Company had been put in play. Two of the actions filed respectively on November 14, 1994 and November 22, 1994 (HANNA V. CHIRON CORP., ET AL., C.A. No. 13874, and DEZUBE
V. CHIRON CORPORATION ET AL., C.A. 13896) were filed in the Court of Chancery of the State of Delaware in and for New Castle County. The complaints in both cases ask for injunctive relief, rescission and attorneys' fees. Plaintiff in the HANNA action additionally seeks damages in an unspecified amount. Plaintiff in the DEZUBE action additionally seeks an accounting. The complaints have been answered by all defendants, who deny the material allegations of the complaints. The third action was filed in the Superior Court of California, Alameda County, Northern Division, on December 1, 1994 (PERERA ET AL., V. CHIRON CORPORATION ET AL., C.A. No. 744522-2). Plaintiff sought injunctive and declaratory relief, and an accounting, costs and disbursements, including attorneys' and experts' fees, and other relief.

    On October 17, 1995, the PERERA plaintiffs commenced a new action (the "Federal Action") in the United States District Court for the Northern District of California, against the same defendants and Ciba-Geigy, Ltd., Ciba-Geigy's Chairman Alex Krauer, Ciba-Geigy Corporation, and Ciba Biotech Partnership, Inc. (collectively, the "Ciba Defendants"). The Federal Action asserts both state and federal claims, including a claim under Sections 10(b), 14(d) and 14(e) of the Securities Exchange Act of 1934, and seeks damages and injunctive relief. On October 23, 1995, in light of the filing of the Federal Action, the PERERA action was dismissed by stipulation of the parties.

    Plaintiffs and all of the defendants other than the Ciba Defendants have entered into an agreement to settle the Federal Action on a class-wide basis, subject to approval by the Court. Under the terms of that settlement agreement, Chiron will pay plaintiffs' counsel up to $300,000 in attorneys fees and expenses, as may be awarded by the Court, and will pay the costs of class notice. Chiron has no other financial obligations under the settlement agreement, which also contemplates that the HANNA and DEZUBE actions will be dismissed as moot following approval of the settlement and dismissal of the Federal Action. It is presently expected that the settlement will be presented to the District Court for preliminary approval at a status conference in March 1996, and that a final approval hearing will be scheduled within two months thereafter, following notice to the plaintiff class.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of Chiron's stockholders in the quarter ended December 31, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows:

              NAME                AGE                    TITLE
--------------------------------  ---  -----------------------------------------
William J. Rutter, Ph.D.          67   Chairman of the Board
Edward E. Penhoet, Ph.D.          55   President and Chief Executive Officer
Renato Fuchs, Ph.D.               53   Senior Vice President, Manufacturing and
                                        Development Operations
William G. Green, Esq.            51   Senior Vice President, General Counsel
                                        and Secretary
Pablo D.T. Valenzuela, Ph.D.      54   Senior Vice President, Biologicals
                                        Research and Development; Office of the
                                        President, Chiron Diagnostics
Lewis T. Williams, M.D., Ph.D.    47   Senior Vice President; President, Chiron
                                        Technologies
Dennis L. Winger                  48   Senior Vice President, Finance and
                                        Administration, and Chief Financial
                                        Officer
Robert P. Blackburn, Esq.         39   Vice President and Chief Patent Counsel
Kenneth J. Conway                 47   Senior Vice President, Ciba Corning
                                        Diagnostics; Office of the President,
                                        Chiron Diagnostics
Keith A. Costa                    58   Executive Vice President, Ciba Corning
                                        Diagnostics; Office of the President,
                                        Chiron Diagnostics
Rajen K. Dalal                    42   Vice President, Corporate Planning and
                                        Business Development
Dino Dina, M.D.                   49   Vice President, Virology and Vaccine
                                        Development; President, Chiron Biocine
                                        Company
Alain Herrera, M.D.               45   Vice President; President, Chiron
                                        Therapeutics Europe
Edward Kenney                     51   Division Vice President, Chiron
                                        Therapeutics
William J. Link, Ph.D.            49   Vice President; Chairman and Chief
                                        Executive Officer, Chiron Vision
Mario Lorenzoni                   54   Vice President; Chief Executive Officer,
                                        Biocine S.p.A.
Bernardita Mendez, Ph.D.          43   Vice President, Regulatory and Quality
                                        Affairs
Walter H. Moos, Ph.D.             41   Vice President, Research and Development,
                                        Chiron Technologies
Frances L. Tuttle                 48   Senior Vice President, Ciba Corning
                                        Diagnostics; Office of the President,
                                        Chiron Diagnostics
Mickey S. Urdea, Ph.D.            43   Vice President, Nucleic Acid Systems
                                        Research and Development

    DR. RUTTER, a co-founder of the Company, has served as its Chairman of the Board since the Company's inception in 1981. He was Director of the Hormone Research Institute at the University of California, San Francisco Medical Center, from 1983 to May 1989 and has been on the faculty at the University of California, San Francisco, since 1969, becoming Professor Emeritus in 1991. He has served as Director of Ciba-Geigy Ltd. since 1995.

    DR. PENHOET, a co-founder of the Company, has been Chief Executive Officer and a Director since the Company's inception in 1981, and was President from 1981 to 1989 and Vice Chairman from 1989 until 1993. Dr. Penhoet reassumed the title of President, effective April 1, 1993. He has been a faculty member at the University of California, Berkeley, for 24 years.

    DR. FUCHS joined the Company as Senior Vice President, Manufacturing and Development Operations, in 1993. From 1988 until joining Chiron, he was with Centocor, Inc., most recently as Senior Vice President of Pharmaceutical Development, responsible for process development of antibody products.

    MR. GREEN joined the Company as Vice President and General Counsel in October 1990, having served as Secretary or Assistant Secretary since the Company's inception in 1981. In February 1992, he became Senior Vice President, Secretary and General Counsel. From 1981 to 1990, he was a partner in the San Francisco law firm of Brobeck, Phleger & Harrison.

    DR. VALENZUELA, a co-founder of the Company, became Senior Vice President in March 1989, and a member of the Office of the President, Chiron Diagnostics, in October 1995, having served as Vice President and Director of Research since the Company's inception in 1981. He was associated with the University of California, San Francisco, and also has held adjunct faculty positions at Catholic University in Santiago, Chile.

    DR. WILLIAMS joined the Company in August 1994 as Senior Vice President and President of Chiron Technologies. From 1988 until joining the Company, he was a professor of medicine at the University of California, San Francisco. Prior to joining UCSF, he was on the faculty of Harvard Medical School. In addition, he was a co-founder and director of COR Therapeutics, Inc. from 1988 until joining the Company.

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

    MR. CONWAY joined the Company in January 1995 as Senior Vice President of CCD, as a result of the Company's acquisition of CCD. He has held that position since 1991. In October 1995, he was appointed as a member of the Office of the President for Chiron Diagnostics.

    MR. COSTA joined the Company in January 1995 as Executive Vice President of CCD, a position he has held since December 1988. In October 1995, he was appointed as a member of the Office of the President for Chiron Diagnostics.

    MR. DALAL joined Chiron in December 1991 as Vice President, Corporate Planning. From 1983 until joining Chiron, he was employed by the international consulting firm of McKinsey & Company, where he performed general management consulting in the firm's pharmaceuticals, medical devices and diagnostics industries practice.

    DR. DINA joined the Company as Director of Virology in 1982. In November 1990, he became Vice President, Virology and Vaccine Development, and in February 1993, Vice President, Virology and Vaccine Development, and President, Chiron Biocine.

    DR. HERRERA was promoted to Vice President and President of Chiron Therapeutics Europe in 1993. From 1991 until 1993, he was Managing Director of the Company's EuroCetus office in France. From 1987 until joining Chiron, he was Managing Director of Pierre Fabre Oncologie Laboratories.

    MR. KENNEY joined the Company in 1991 as a result of the acquisition of Cetus Corporation as Vice President, Marketing and Sales. Prior to that date, he held the position of Senior Director, Marketing Group, at Cetus for approximately four years.

    DR. LINK joined the Company as President of Chiron Ophthalmics, Inc. (now "Chiron Vision") in February 1986 and held that title until 1995. In November 1990 he became Vice President of the Company, in January 1992 he became Chief Executive Officer, Chiron Vision, and in April 1995 he became Chairman, Chiron Vision.

    MR. LORENZONI joined the Company in January 1995 as Vice President and Chief Executive Officer of Biocine S.p.A. Prior to joining the Company, he had been Chief Executive Officer of Biocine S.p.A. since 1994, and Managing Director of Biocine S.p.A. since 1992. Prior to 1992, he was Vice Director of Ciba Italy.

    DR. MENDEZ joined the Company in 1984 in Scientific Affairs, following post-doctoral studies at the University of California, Berkeley. She became
Director of Regulatory and Patent Affairs in 1987, Vice President, Regulatory Affairs, in February 1992 and, in February 1993, became Vice President, Regulatory and Quality Affairs.

    DR. MOOS joined Chiron in October 1991 as a Vice President of Research and Development and Director of Chemical Therapeutics. He became Vice President, Chemical Therapeutics Research and Development, in February 1992 and Vice President, Research and Development, Chiron Technologies, in 1994. From 1982 until joining Chiron, he was with the Parke-Davis Pharmaceutical Research Division of the Warner-Lambert Company, where he last held the position of Vice President, Neuro-science and Biological Chemistry. Dr. Moos has been an Adjunct Professor of Pharmaceutical Chemistry at the University of California, San Francisco, since 1992.

    MS. TUTTLE joined the Company in January 1995 as Senior Vice President of CCD in charge of Worldwide Marketing and Strategic Planning, a position she held from 1994 to February 1996. In October 1995, she was appointed as a member of the Office of the President for Chiron Diagnostics. From 1990 to 1994, she was Executive Director of Manufacturing Operations for CCD.

    DR. URDEA joined the Company in 1981 after a post-doctoral fellowship at the University of California, San Francisco, and has directed nucleic acid diagnostic research and development efforts at Chiron since that time. He became Vice President, Nucleic Acid Systems Research and Development, in February 1992.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The information under the caption "Market Price of Common Stock" on page 49 of the 1995 Consolidated Financial Statements, which is included as Exhibit 13 to this Form 10-K Report, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                1995           1994           1993          1992          1991
                                           --------------  -------------  ------------  ------------  ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations
 Data:
  Total revenues.........................  $    1,100,582  $     453,979  $    317,535  $    246,260  $    141,498
  Income (loss) from operations..........        (482,428)        42,400        15,138       (95,544)     (455,765)
  Other income (expense), net............          (8,346)       (10,403)        7,949         6,973        12,997
  Income (loss) before extraordinary
   item..................................        (512,463)        18,325        18,384       (92,595)     (444,650)
  Net income (loss)......................        (512,463)        18,325        18,384       (99,252)     (444,650)
  Income (loss) per share before
   extraordinary item....................          (12.62)          0.53          0.55         (3.07)       (22.54)
  Net income (loss) per share............          (12.62)          0.53          0.55         (3.29)       (22.54)
  Weighted average shares outstanding....          40,610         34,293        33,681        30,200        19,724


                                                                        DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                1995           1994           1993          1992          1991
                                           --------------  -------------  ------------  ------------  ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Balance Sheet Data:
  Working capital........................  $      268,408  $     314,174  $    256,419  $    250,874  $    486,826
  Total assets...........................       1,490,198      1,049,742       968,597       701,115       907,162
  Long-term debt, excluding current
   portion...............................         413,248        338,061       332,991       110,681       247,466
  Accumulated deficit....................      (1,087,699)      (575,236)     (593,561)     (611,945)     (511,783)
  Stockholders' equity...................         672,412        572,631       522,289       478,681       505,617

Number of employees......................           6,894          2,668         2,179         1,867         1,706

    On January 8, 1992, Chiron combined with IntraOptics, Inc. in a transaction accounted for as a pooling-of-interests. All periods have been restated for the effects of this combination. On December 12, 1991, Chiron acquired Cetus Corporation ("Cetus") in a merger accounted for by the purchase method; therefore, the operating results of Cetus are included from the date of the acquisition.

    On May 10, 1994, Chiron acquired Laboratoires Domilens, S.A. ("Domilens"), in a transaction accounted for by the purchase method; therefore, the operating results of Domilens are included from the date of the acquisition.

    Effective January 1, 1995, under a series of agreements between Chiron and Ciba, Chiron acquired CCD and Ciba's interest in Chiron Biocine Company and Biocine S.p.A. The acquisition of those entities was accounted for by the purchase method; therefore, the operating results for those entities are included for the entire year. On March 31, 1995, Chiron Vision acquired the surgical division of IOLAB from Johnson & Johnson in a transaction accounted for by the purchase method; therefore, the operating results of IOLAB are included from the date of the acquisition. On September 29, 1995, Chiron acquired Viagene, Inc. in a transaction accounted for by the purchase method; therefore, the operating results of Viagene, Inc. are included from the date of the acquisition.

    The Company has paid no cash dividends and does not expect to pay dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1-12 of the 1995 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data on pages 13-47 of the 1995 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company's current reports on Form 8-K dated March 7, 1994, and March 25, 1994, are incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1996, is incorporated herein by reference.

    Information as to Chiron's executive officers appears at the end of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    The  information  under   the  caption  "Executive   Compensation"  in   the
Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the captions "Principal Stockholders" and "Security Ownership of Management" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the captions "Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)  1. FINANCIAL STATEMENTS

    The Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 13-47 of the 1995 Consolidated Financial Statements, which is included as Exhibit 13 to this Form 10-K Report and the Reports of Independent Auditors appearing on pages 30 and 31 of this Form 10-K, are incorporated herein by reference.

    2. FINANCIAL STATEMENT SCHEDULES

    Schedule II -- Valuation and Qualifying Accounts

    All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes hereto.

b)  REPORTS ON FORM 8-K

    On November 13, 1995, Chiron filed Amendment No. 1 to its current report on Form 8-K, dated September 29, 1995, to include under Item 7 the audited financial statements of Viagene, Inc. and proforma combined condensed financial information.

c)  EXHIBITS

  EXHIBIT
  NUMBER                                           EXHIBIT
-----------  ------------------------------------------------------------------------------------
      2.01   Agreement and Plan of Merger, made as of February 6, 1987, incorporated by reference to Exhibit 2.01 of the Registrant's Form 10-Q report for the period ended  September
             30, 1994.
      3.01   Restated  Certificate of  Incorporation of  the Registrant,  dated August  18, 1987, incorporated by reference to Exhibit 3.01  of the Registrant's Form 10-K report  for fiscal year 1991.
      3.02   Certificate of Amendment of Restated Certificate of Incorporation of the Registrant,
             dated  December  12,  1991,  incorporated  by  reference  to  Exhibit  3.01  of  the
             Registrant's Form 10-K report for fiscal year 1991.
      3.03   Bylaws of the Registrant, as amended,  incorporated by reference to Exhibit 3.03  of the Registrant's Form 10-K report for fiscal year 1994.
      4.01   Indenture,  dated as of  May 21, 1987,  between Cetus Corporation  and Bankers Trust
             Company, Trustee, incorporated by reference to Exhibit 4.01 of the Registrant's Form
             10-Q report for the period ended September 30, 1994.
      4.02   First  Supplemental  Indenture,  dated  as  of  December  12,  1991,  by  and  among
             Registrant,  Cetus Corporation, and Bankers Trust Company, incorporated by reference to Exhibit 4.02 of the Registrant's Form 10-K report for fiscal year 1992.
      4.03   Indenture, dated as of November 15, 1993, between Registrant and The First  National
             Bank  of  Boston, as  Trustee,  incorporated by  reference  to Exhibit  4.03  of the
             Registrant's Form 10-K report for fiscal year 1993.
      4.04   Rights Agreement, dated as of August  25, 1994, between the Company and  Continental
             Stock  Transfer & Trust Company, which  includes the Certificate of Designations for the Series A Junior Participating  Preferred Stock as Exhibit  A, the form of  Right
             Certificate  as Exhibit B and the Summary  of Rights to Purchase Preferred Shares as
             Exhibit C, incorporated  by reference to  Exhibit 4.04 of  the Registrant's  current report on Form 8-K dated August 25, 1994.
      4.05   Amendment  No. 1 to Rights  Agreement dated as of  November 20, 1994, between Chiron
             Corporation  and  Continental  Stock  Transfer  &  Trust  Company,  incorporated  by reference  to Exhibit  4.05 of  the Registrant's current  report on  Form 8-K, dated
             November 20, 1994.
      4.06   $1,000,000 County of Lorain, Ohio Variable Rate Industrial Revenue Bonds dated as of
             July 1, 1984, due  July 1, 2014,  incorporated by reference to  Exhibit 4.06 of  the
             Registrant's  Form 10-Q report  for the period  ended April 2,  1995. The Registrant agrees to furnish to the Commission upon  request a copy of such agreement which  it has elected not to file under the provisions of Regulation 601(b)(4)(iii).

  EXHIBIT
  NUMBER                                           EXHIBIT
-----------  ------------------------------------------------------------------------------------
      4.07   $1,000,000  Walpole Industrial Development Authority  6.75% Industrial Revenue Bonds
             dated as of July  1, 1979, due  July 1, 2004, incorporated  by reference to  Exhibit
             4.07  of the Registrant's Form  10-Q report for the period  ended April 2, 1995. The
             Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation 601(b)(4)(iii).
     10.01   Lease between Registrant and BGR Associates, a California limited partnership, dated
             May 26, 1989, incorporated  by reference to Exhibit  10.01 of the Registrant's  Form
             10-Q report for the period ended September 30, 1994.
     10.02   First Amendment to Lease between Registrant and BGR Associates, a California limited partnership.
     10.03   Lease  between Registrant and  BGR Associates II,  a California limited partnership, dated May 26, 1989, incorporated by  reference to Exhibit 10.02 of the  Registrant's
             Form 10-Q report for the period ended September 30, 1994.
     10.04   First  Amendment to  Lease between  Registrant and  BGR Associates  II, a California limited partnership, dated as of March 15, 1995.
     10.05   Agreement and Plan of  Merger dated as  of April 23, 1995  between Viagene, Inc.,  a
             Delaware  corporation, and Chiron Corporation,  incorporated by reference to Exhibit
             10.67 of the Registrant's current report on Form 8-K dated April 24, 1995.
     10.06   Stockholders' Agreement dated  as of April  23, 1995 among  certain stockholders  of
             Viagene,  Inc.,  a Delaware  corporation,  and Chiron  Corporation,  incorporated by reference to Exhibit  10.68 of  the Registrant's current  report on  Form 8-K  dated
             April 24, 1995.
     10.07   Stock and Asset Purchase Agreement dated as of March 6, 1995, by and among Johnson &
             Johnson,  a New Jersey corporation, Site Microsurgical Systems, Inc., a Pennsylvania
             corporation, and Chiron Corporation and Amendment No. 1 to Stock and Asset  Purchase
             Agreement,  entered  into  March 31,  1995  by  and among  Johnson  &  Johnson, Site
             Microsurgical Systems, Inc.  and Chiron  Corporation, incorporated  by reference  to
             Exhibit  10.05 of the  Registrant's Form 10-Q  report for the  period ended April 2,
             1995.
     10.08   Revolving Credit Facility dated as of March 24, 1995, between Chiron Corporation and
             Swiss Bank Corporation, San Francisco  Branch, incorporated by reference to  Exhibit
             10.06 of the Registrant's Form 10-Q report for the period ended April 2, 1995.
     10.09   Joint  Venture Agreement  by and  between Chiron  Biocine Corporation,  a California corporation, and CIBA-GEIGY Biocine Corporation, a Delaware corporation, dated April
             15, 1987 (with certain confidential information deleted), incorporated by  reference to  Exhibit 10.23 of the  Registrant's Form 8 filed  with the Commission on February
             14, 1992.
     10.10   Amendment  to  Biocine  Joint  Venture  Agreement  by  and  between  Chiron  Biocine
             Corporation,  a  California  corporation,  and  CIBA-GEIGY  Biocine  Corporation,  a
             Delaware corporation, effective as of January 1, 1992, incorporated by reference  to
             Exhibit 10.63 to Registrant's Form 10-Q report for the period ended June 30, 1992.
     10.11   Research  and License Agreement by and between Registrant and The Biocine Company, a
             Delaware partnership, dated  April 15, 1987  (with certain confidential  information deleted),  incorporated by  reference to  Exhibit 10.24  of the  Registrant's Form 8 filed with the Commission on February 14, 1992.
     10.12   License  Agreement  by  and  between  CIBA-GEIGY  Biocine  Corporation,  a  Delaware corporation,  and The Biocine Company, a  Delaware partnership, dated April 15, 1987
             (with certain  confidential  information  deleted),  incorporated  by  reference  to
             Exhibit  10.25 of the Registrant's Form 8  filed with the Commission on February 14,
             1992.

  EXHIBIT
  NUMBER                                           EXHIBIT
-----------  ------------------------------------------------------------------------------------
     10.13   License  Agreement  by  and  between   Chiron  Biocine  Corporation,  a   California
             corporation,  and The Biocine Company, a  Delaware partnership, dated April 15, 1987
             (with certain  confidential  information  deleted),  incorporated  by  reference  to
             Exhibit  10.26 of the Registrant's Form 8  filed with the Commission on February 14,
             1992.
     10.14   Letter  Agreement  signed   by  CIBA-GEIGY  Corporation,   dated  April  15,   1987,
             incorporated  by reference to Exhibit 10.13 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.15   Agreement between the Registrant  and Ortho Diagnostic Systems,  Inc., a New  Jersey
             corporation, dated August 17, 1989, and Amendment to Collaboration Agreement between
             Ortho Diagnostic Systems, Inc. and Registrant, dated December 22, 1989 (with certain confidential information deleted), incorporated by reference to Exhibit 10.14 of the
             Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.16   License  and Supply Agreement  between Ortho Diagnostic Systems,  Inc., a New Jersey corporation, the Registrant and Abbott Laboratories, an Illinois corporation,  dated
             August  17, 1989  (with certain  confidential information  deleted), incorporated by reference to Exhibit  10.15 of  the Registrant's Form  10-Q report  for the  quarter ended June 30, 1994.
     10.17   Chiron  1991 Stock Option Plan, as amended,  incorporated by reference to Annex 1 of the Registrant's Proxy Statement dated April 18, 1995.*
     10.18   Forms of Option Agreements, Chiron 1991 Stock Option Plan, as amended,  incorporated by  reference to Exhibit 10.17 of the  Registrant's Form 10-K report for fiscal year
             1993.*
     10.19   Forms of  Option Agreements,  Cetus Corporation  Amended and  Restated Common  Stock
             Option  Plan, incorporated by  reference to Exhibit 10.33  of Registrant's Form 10-K report for fiscal year 1991.*
     10.20   Forms of Supplemental Letter concerning the assumption of Cetus Corporation  options by  Chiron, incorporated  by reference  to Exhibit  10.34 of  Registrant's Form 10-K report for fiscal year 1991.*
     10.21   Agreement and Plan of Reorganization dated as  of October 11, 1991 by and among  the
             Registrant,  Chiron Ophthalmics, Inc., COI  Acquisition Corp., IntraOptics, Inc. and
             James R.  Cook, M.D.,  incorporated by  reference to  Exhibit 28.2  of  Registrant's current report on Form 8-K dated October 14, 1991.
     10.22   Indemnification Agreement between the Registrant and Dr. William J. Rutter, dated as of  February  12,  1987  (which  form  of  agreement  is  used  for  each  member of
             Registrant's Board of Directors), incorporated by reference to Exhibit 10.21 of  the
             Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.23   Stock  Purchase  Agreement  by and  between  the  Registrant and  Johnson  & Johnson
             Development Corporation, a corporation organized and existing under the laws of  the
             State  of New  Jersey, dated  as of  October 3,  1986, incorporated  by reference to
             Exhibit 10.22 of the  Registrant's Form 10-Q report  for the period ended  September
             30, 1994.
     10.24   Ciba  Corning  Diagnostics  Corp.  Policies,  Guidelines  and  Procedures  regarding
             Severance Pay.*
     10.25   Form of Debenture Purchase Agreement between the Registrant and CIBA-GEIGY, Limited, a corporation organized and existing under  the laws of Switzerland, dated June  22,
             1990,  incorporated  by reference  to Exhibit  10.25 of  the Registrant's  Form 10-K report for fiscal year 1994.
     10.26   Chiron  Corporation  1.90%  Convertible  Subordinated  Note  due  2000,  Series   B,
             incorporated  by reference to Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1993.

  EXHIBIT
  NUMBER                                           EXHIBIT
-----------  ------------------------------------------------------------------------------------
     10.27   Investment Agreement dated as of November  20, 1994 among Ciba-Geigy Limited,  Ciba-
             Geigy   Corporation,  Ciba   Biotech  Partnership,  Inc.   and  Chiron  Corporation,
             incorporated by reference  to Exhibit 10.54  of the Registrant's  current report  on
             Form 8-K dated November 20, 1994.
     10.28   Governance  Agreement dated as of November  20, 1994 among Ciba-Geigy Limited, Ciba-
             Geigy Corporation and Chiron Corporation, incorporated by reference to Exhibit 10.55 of the Registrant's current report on Form 8-K dated November 20, 1994.
     10.29   Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-
             Geigy  Corporation,  Ciba   Biotech  Partnership,  Inc.   and  Chiron   Corporation,
             incorporated  by reference  to Exhibit 10.56  of the Registrant's  current report on
             Form 8-K dated November 20, 1994.
     10.30   Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-
             Geigy Limited and Chiron Corporation, incorporated by reference to Exhibit 10.57  of the Registrant's current report on Form 8-K dated November 20, 1994.
     10.31   Registration  Rights Agreement  dated as of  November 20, 1994  between Ciba Biotech
             Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.58 of the Registrant's current report on Form 8-K dated November 20, 1994.
     10.32   Market Price  Option  Agreement dated  as  of  November 20,  1994  among  Ciba-Geigy
             Limited,   Ciba-Geigy  Corporation,  Ciba  Biotech   Partnership,  Inc.  and  Chiron
             Corporation, incorporated by reference to Exhibit 10.59 of the Registrant's  current report on Form 8-K dated November 20, 1994.
     10.33   Amendment  dated  as  of  January  3,  1995  among  Ciba-Geigy  Limited,  Ciba-Geigy
             Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated  by reference  to Exhibit  10.60 of  the Registrant's current  report on  Form 8-K dated
             January 4, 1995.
     10.34   Supplemental Agreement  dated  as  of  January 3,  1995  among  Ciba-Geigy  Limited,
             Ciba-Geigy  Corporation,  Ciba  Biotech Partnership,  Inc.  and  Chiron Corporation,
             incorporated by reference  to Exhibit 10.61  of the Registrant's  current report  on
             Form 8-K dated January 4, 1995.
     10.35   Amendment  with Respect to Employee Stock Option Arrangements dated as of January 3,
             1995 among  Ciba-Geigy Limited,  Ciba-Geigy Corporation,  Ciba Biotech  Partnership,
             Inc.  and  Chiron Corporation,  incorporated by  reference to  Exhibit 10.62  of the
             Registrant's current report on Form 8-K dated January 4, 1995.*
     10.36   Supplemental Benefits Agreement, dated July 21, 1989, between the Registrant and Dr.
             William J. Rutter, incorporated  by reference to Exhibit  10.27 of the  Registrant's
             Form 10-Q report for the period ended September 30, 1994.*
     10.37   Lease  dated as  of July 1,  1983 between  Cetus Corporation and  H.B. Chapman, Jr., incorporated by reference to Exhibit 10.28 of the Registrant's Form 10-Q report  for the period ended September 30, 1994.
     10.38   Amendment  to Lease, made as  of March 20, 1990, amending  Lease dated July 1, 1983, between Harold B. Chapman, Jr. and  Cetus Corporation, incorporated by reference  to
             Exhibit  10.37 of the  Registrant's Form 10-Q  report for the  period ended April 2,
             1995.
     10.39   Second Amendment to Lease made as of January 1, 1995 between Harold B. Chapman,  Jr.
             and the Registrant.
     10.40   Lease  commencing  March 1,  1987,  between EuroCetus  B.V.  and the  Municipal Land
             Company of the City of Amsterdam (Translation).

  EXHIBIT
  NUMBER                                           EXHIBIT
-----------  ------------------------------------------------------------------------------------
     10.41   Form of Option Agreement (with  Purchase Agreements attached thereto) between  Cetus
             Corporation and each former limited partner of Cetus Healthcare Limited Partnership, a  California limited partnership, incorporated by reference to Exhibit 10.31 of the
             Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.42   Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated
             December 30, 1986,  between Cetus  Corporation and  each former  limited partner  of
             Cetus   Healthcare  Limited  Partnership  II,   a  California  limited  partnership,
             incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-Q report  for the period ended September 30, 1994.
     10.43   Big-O  Property  Purchase and  Leaseback Agreement,  dated as  of October  31, 1988, between Cetus  Corporation and  Richard  K. Robbins,  incorporated by  reference  to
             Exhibit  10.33 of the Registrant's  Form 10-Q report for  the period ended September
             30, 1994.
     10.44   Triple Net Lease dated  as of January  20, 1989, between  Cetus Corporation and  BGR
             Associates  III,  a  California  limited  partnership,  and  Marin  County  Exchange
             Corporation, incorporated by  reference to  Exhibit 10.34 of  the Registrant's  Form
             10-Q report for the period ended September 30, 1994.
     10.45   License  Agreement between the  Registrant and the  Board of Trustees  of the Leland
             Stanford Junior University, dated  December 15, 1981,  incorporated by reference  to
             Exhibit  10.07 of the Registrant's  Form 10-Q report for  the period ended September
             30, 1994.
     10.46   Stock Purchase and Warrant  Agreement dated May 9,  1989, between Cetus  Corporation and  Hoffmann-La  Roche Inc.,  incorporated  by reference  to  Exhibit 10.36  of the
             Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.47   Letter Agreement, dated  as of  December 12, 1991,  relating to  Stock Purchase  and
             Warrant  Agreement between  Registrant and  Hoffmann-La Roche  Inc., incorporated by reference to Exhibit 10.59 of Registrant's Form 10-K report for fiscal year 1991.
     10.48   Agreement and Plan of  Merger dated as  of July 21, 1991,  by and among  Registrant,
             Chiron Acquisition Subsidiary, Inc. and Cetus Corporation, incorporated by reference to Exhibit 28.2 of Registrant's Form 8-K report dated July 22, 1991.
     10.49   Letter  Agreement dated  September 26,  1990 between  the Registrant  and William G.
             Green, incorporated by  reference to  Exhibit 10.41  of the  Registrant's Form  10-K report for fiscal year 1992.*
     10.50   Letter  Agreement  dated  December 18,  1991  between Registrant  and  Jack Schuler, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-K report  for fiscal year 1992.*
     10.51   Lease  between  Sclavo S.p.A.  and  Biocine Sclavo  S.p.A.,  dated January  7, 1992, incorporated by reference to Exhibit 10.49 of the Registrant's Form 10-Q report  for the period ended April 2, 1995.
     10.52   Agreement  made as of  November 11, 1993  by and between  Kodak Clinical Diagnostics
             Limited, a company  registered in  England, and  Ciba Corning  Diagnostics Corp.,  a
             Delaware  corporation,  and  Letter  dated  October  7,  1994  from  Kodak  Clinical
             Diagnostics Limited to Ciba Corning Diagnostics Corp., incorporated by reference  to
             Exhibit 10.50 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended  April  2, 1995.  [Certain  information has  been  omitted from  the Agreement pursuant to a  request by  Registrant for  confidential treatment  pursuant to  Rule
             24b-2.]
     10.53   Letter  Agreement dated  September 9, 1991  between the Registrant  and Walter Moos, incorporated by reference to Exhibit 10.47 of the Registrant's Form 10-K report  for fiscal year 1992.*

  EXHIBIT
  NUMBER                                           EXHIBIT
-----------  ------------------------------------------------------------------------------------
     10.54   Letter  Agreement between  the Registrant and  Walter Moos, dated  February 1, 1993, incorporated by reference to Exhibit 10.48 of the Registrant's Form 10-K report  for fiscal year 1992.*
     10.55   Letter   Agreement  between  Registrant  and  Renato  Fuchs,  dated  May  13,  1993, incorporated by reference to Exhibit 10.47 of the Registrant's Form 10-K report  for fiscal year 1993.*
     10.56   Agreement  made as of  December 6, 1984, by  and between Corning  Glass Works, a New
             York corporation, and  Bioanalysis Limited,  a company incorporated  in England  and
             Wales,  and Letter  dated July  26, 1985 from  Bioanalysis Limited  to Corning Glass
             Works, incorporated by  reference to  Exhibit 10.54  of the  Registrant's Form  10-Q report  for the period  ended April 2,  1995. [Certain information  has been omitted from the Agreement pursuant  to a request by  Registrant for confidential  treatment pursuant to Rule 24b-2.]
     10.57   Description of Executive Officer Variable Compensation Program.
     10.58   Chiron   Corporation  1995  Executive  Officer   Variable  Cash  Compensation  Plan,
             incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April
             18, 1995.*
     10.59   Regulatory Filing, Development  and Supply Agreement  between the Registrant,  Cetus
             Oncology  Corporation, a wholly-owned subsidiary of the Registrant, and Schering AG, a German company, dated  as of May 10,  1993 (with certain confidential  information deleted),  incorporated by  reference to Exhibit  10.50 of  the Registrant's current report on Form 8-K dated February 9, 1994.
     10.60   Letter Agreement dated December 30, 1993 by and between Registrant and Schering  AG, a  German company (with  certain confidential information  deleted), incorporated by reference to Exhibit  10.51 of  the Registrant's Form  10-K report  for fiscal  year
             1993.
     10.61   Guaranty,  dated as of September  29, 1994, made by  Registrant, in favor of Bankers
             Trust Company,  as  trustee, incorporated  by  reference  to Exhibit  10.52  of  the
             Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.62   Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The
             First  National Bank  of Boston,  as trustee,  incorporated by  reference to Exhibit
             10.53 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
     10.63   Letter Agreements dated  September 11, 1992,  July 15, 1994  and September 14,  1994
             between  the Registrant and Lewis T.  Williams, incorporated by reference to Exhibit
             10.54 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*
     10.64   Letter dated  January 4,  1995 to  C. William  Zadel, incorporated  by reference  to
             Exhibit 10.65 of the Registrant's Form 10-K report for fiscal year 1994.*
     10.65   Letter dated June 28, 1995 to C. William Zadel.
     10.66   Letter to Dino Dina dated April 24, 1984, incorporated by reference to Exhibit 10.66 of the Registrant's Form 10-K report for fiscal year 1994.*
     10.67   Research  Agreement, dated as of July 15,  1985, between Ciba-Geigy Limited, a Swiss
             corporation,  and   Ciba  Corning   Diagnostics  Corp.,   a  Delaware   corporation,
             incorporated  by reference to Exhibit 10.64 of the Registrant's Form 10-Q report for the period ended April 2, 1995.
     10.68   Licensing Agreement, effective December 18, 1986, by and between Miles Laboratories,
             Inc., a  Delaware  corporation,  and  Ciba Corning  Diagnostics  Corp.,  a  Delaware
             corporation,  and Letter dated December 18, 1992 from Ciba Corning Diagnostics Corp.
             to Miles Laboratories, Inc., incorporated by reference to Exhibit 10.65 of Amendment
             No. 1 to  the Registrant's  Form 10-Q  report for the  period ended  April 2,  1995.
             [Certain  information has been omitted  from the Agreement pursuant  to a request by
             Registrant for confidential treatment pursuant to Rule 24b-2.]

  EXHIBIT
  NUMBER                                           EXHIBIT
-----------  ------------------------------------------------------------------------------------
     10.69   Magnetocluster Binding Assay Technology Agreement, dated as of January 21, 1983,  by and  between  Bioclinical Group,  Inc., a  Delaware  corporation, and  Corning Glass
             Works, a  New  York corporation,  incorporated  by  reference to  Exhibit  10.66  of
             Amendment  No. 1 to the Registrant's Form 10-Q  report for the period ended April 2,
             1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]
     10.70   Turn-back License Agreement, dated as of May  30, 1986, by and between Ciba  Corning
             Diagnostics  Corp., a Delaware corporation, and Advanced Magnetics, Inc., a Delaware corporation, incorporated by  reference to  Exhibit 10.67 of  the Registrant's  Form
             10-Q  report  for the  period ended  April  2, 1995.  [Certain information  has been omitted from the  Agreement pursuant  to a  request by  Registrant for  confidential treatment pursuant to Rule 24b-2.]
     10.71   Settlement  Agreement, dated August 30, 1989, between Ciba Corning Diagnostics Corp.
             and Advanced Magnetics,  Inc., incorporated  by reference  to Exhibit  10.68 of  the
             Registrant's  Form  10-Q  report  for  the  period  ended  April  2,  1995. [Certain information has been omitted from the Agreement pursuant to a request by  Registrant for confidential treatment pursuant to Rule 24b-2.]
     10.72   Lease  made and entered into December 17,  1984 between BGR Associates, a California limited partnership, and Cetus Corporation and Amendment to Lease dated December 17,
             1984 entered into effective February 1,  1986, incorporated by reference to  Exhibit
             10.69 of the Registrant's Form 10-Q report for the period ended April 2, 1995.
     10.73   Second  Amendment to  Lease dated  as of  March 15,  1995 between  BGR Associates, a
             California limited partnership, and Registrant.
     10.74   Agreement, effective as of December 21, 1988, by and between Hoffmann-La Roche Inc., a New  Jersey  corporation, and  Cetus  Corporation, incorporated  by  reference  to
             Exhibit  10.70 of the  Registrant's Form 10-Q  report for the  period ended April 2,
             1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]
     10.75   Agreement, effective as  of December  21, 1988, by  and among  F. Hoffmann-La  Roche
             Ltd.,  a Swiss corporation, Cetus Corporation,  and EuroCetus International, B.V., a
             Netherlands Antilles corporation, incorporated by reference to Exhibit 10.71 of  the
             Registrant's  Form  10-Q  report  for  the  period  ended  April  2,  1995. [Certain information has been omitted from the Agreement pursuant to a request by  Registrant for confidential treatment pursuant to Rule 24b-2.]
     10.76   Agreement, by and between Cetus Oncology Corporation, EuroCetus International, N.V.,
             and  F. Hoffmann-La Roche  Ltd., incorporated by  reference to Exhibit  10.72 of the
             Registrant's Form  10-Q  report  for  the  period  ended  April  2,  1995.  [Certain information  has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]
     10.77   Agreement commencing  January 1,  1991,  between EuroCetus  B.V. and  the  Municipal
             Development Corporation (Translation), incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year 1994.
     10.78   Settlement  Agreement on Purified  IL-2, made as  of April 14,  1995, by and between
             Cetus Oncology Corporation,  dba Chiron  Therapeutics, a  Delaware corporation,  and
             Takeda  Chemical Industries, Ltd., a Japanese corporation, incorporated by reference to Exhibit 10.74 of the Registrant's Form  10-Q report for the period ended July  2,
             1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

  EXHIBIT
  NUMBER                                           EXHIBIT
-----------  ------------------------------------------------------------------------------------
     10.79   License  Agreement made  and entered  into December  1, 1987,  by and  between Sloan
             Kettering Institute for Cancer Research, a not-for-profit New York corporation,  and
             Cetus  Corporation, incorporated by  reference to Exhibit  10.75 of the Registrant's
             Form 10-Q report for the  period ended July 2,  1995. [Certain information has  been omitted  from the  Agreement pursuant  to a  request by  Registrant for confidential treatment pursuant to Rule 24b-2.]
     10.80   Chiron  Funding  L.L.C.  Limited  Liability  Company  Agreement,  entered  into  and effective  as of December 28, 1995, among the Registrant, Chiron Biocine Company and
             Biocine S.p.A. and  Ciba-Geigy Corporation.  [Certain information  has been  omitted from  the Agreement pursuant  to a request by  Registrant for confidential treatment pursuant to Rule 24b-2.]
     10.81   Agreement between  Ciba-Geigy Limited  and the  Registrant made  November 15,  1995.
             [Certain  information has been omitted  from the Agreement pursuant  to a request by
             Registrant for confidential treatment pursuant to Rule 24b-2.]
     10.82   Reimbursement Agreement dated as  of March 24, 1995,  between Ciba-Geigy Limited,  a
             Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.76 of the Registrant's Form 10-Q report for the period ended July 2, 1995.
     10.83   Promissory  Note, as  amended and  restated, dated January  1, 1995  by Ciba Corning
             Diagnostics Corp.
     10.84   Commercial  lease  between  Domilyon  Corporation  and  Domilens  Laboratories   and
             Amendment No. 1 to Commercial Lease dated May 9, 1994.
     10.85   Agreement between the Registrant and Cephalon, Inc. dated as of January 7, 1994, and
             Letter Agreements between the Registrant and Cephalon dated January 13, 1995 and May
             23,  1995. [Certain information has  been omitted from the  Agreements pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]
        11   Statement of Computation of Earnings per Share.
        13   Consolidated Financial Statements.
        21   List of Subsidiaries of the Registrant.
      23.1   Consent of KPMG  Peat Marwick LLP,  Independent Auditors. The  consent set forth  on page 32 is incorporated herein by reference.
      23.2   Consent of Ernst & Young LLP, Independent Auditors. The consent set forth on page 33 is incorporated herein by reference.
        24   Power  of  Attorney.  The  Power  of  Attorney set  forth  on  pages  28  and  29 is incorporated herein by reference.
        27   Financial Data Schedule.

------------------------
* Management contract, compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 28, 1996

                                          CHIRON CORPORATION

                                          By        /s/ EDWARD E. PENHOET

                                             -----------------------------------
                                                  Edward E. Penhoet, Ph.D.
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of Chiron Corporation do hereby constitute and appoint Edward E. Penhoet, Ph.D., and William J. Rutter, Ph.D., and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Chiron Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10- K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------

       /s/ EDWARD E. PENHOET
-----------------------------------  President and Chief         March 28, 1996
     Edward E. Penhoet, Ph.D.         Executive Officer

                                     Senior Vice President,
                                      Finance and
       /s/ DENNIS L. WINGER           Administration, Chief
-----------------------------------   Financial Officer, and     March 28, 1996
         Dennis L. Winger             Principal Accounting
                                      Officer

       /s/ WILLIAM J. RUTTER
-----------------------------------  Chairman of the Board of    March 28, 1996
     William J. Rutter, Ph.D.         Directors

       /s/ LEWIS W. COLEMAN
-----------------------------------  Director                    March 28, 1996
         Lewis W. Coleman

       /s/ PIERRE E. DOUAZE
-----------------------------------  Director                    March 28, 1996
         Pierre E. Douaze

         /s/ DONALD GLASER
-----------------------------------  Director                    March 28, 1996
       Donald Glaser, Ph.D.

          /s/ ALEX KRAUER
-----------------------------------  Director                    March 28, 1996
        Alex Krauer, Ph.D.

    /s/ FRANCOIS L'EPLATTENIER
-----------------------------------  Director                    March 28, 1996
   Francois L'Eplattenier, Ph.D.

        /s/ HENRI SCHRAMEK
-----------------------------------  Director                    March 28, 1996
       Henri Schramek, Ph.D.

         /s/ JACK SCHULER
-----------------------------------  Director                    March 28, 1996
           Jack Schuler

      /s/ PIETER J. STRIJKERT
-----------------------------------  Director                    March 28, 1996
    Pieter J. Strijkert, Ph.D.

             REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Chiron Corporation:

    We have audited the accompanying consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chiron Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

San Francisco, California
February 20, 1996

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Chiron Corporation

    We have audited the consolidated statements of operations, stockholders' equity and cash flows of Chiron Corporation for the year ended December 31, 1993, included in the 1995 Consolidated Financial Statements of Chiron Corporation included as Exhibit 13. Our audit also included the financial statement schedule of Chiron Corporation for the year ended December 31, 1993, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders' equity and cash flows of Chiron Corporation for the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Francisco, California
February 25, 1994

             CONSENT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statements (File Numbers 33-20181, 33-35182, 2-90595, 33-23899, 33-58305, 33-44477,
33-65024,  33-65177, 33-45822, 33-63297 and 33-65175 on Form S-8 and File Number
33-43574 on Form S-3) pertaining to the Chiron Corporation 1982 Stock Option Plan, the 1988 Employee Stock Purchase Plan, the 1991 Stock Option Plan, the IntraOptics, Inc. 1986 Incentive Stock Option Plan, as amended, the 1989 Stock Option Plan of Viagene, Inc., the Viagene Employee Stock Purchase Plan and the shares issuable to certain warrant holders and in the related prospectuses of our report dated February 20, 1996, relating to the consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the related schedule, which report appears in the December 31, 1995 annual report on Form 10-K of Chiron Corporation.

                                          KPMG Peat Marwick LLP

San Francisco, California
March 26, 1996

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statements of Chiron Corporation (Forms S-8, Nos. 33-20181, 33-35182, 2-90595, 33-23899,
33-44477,  33-45822, 33-65024,  33-58305, 33-63297, 33-65175  and 33-65177, Form
S-3 No. 33-43574 and Form S-4 No. 33-60503) pertaining to the 1982 Stock Option Plan, the 1988 Employee Stock Purchase Plan, and the 1991 Stock Option Plan of Chiron Corporation, the IntraOptics, Inc. 1986 Incentive Stock Option Plan, certain warrants (the "Cetus Warrants"), the 1989 Stock Option Plan, the 1993 Incentive Stock Option Plan, and the Employee Stock Purchase Plan of Viagene, Inc. and certain shares related to the acquisition of Viagene, Inc. and in the related prospectuses of our report dated February 25, 1994, with respect to the consolidated statements of operations, stockholders' equity and cash flows and schedule of Chiron Corporation for the year ended December 31, 1993 included and incorporated herein by reference in this Annual Report (Form 10-K) for the year ended December 31, 1995.

                                          ERNST & YOUNG LLP

San Francisco, California
March 26, 1996

                               CHIRON CORPORATION
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                                PAGES OF 1995
                                                                                CONSOLIDATED
                                                                                  FINANCIAL
                                                                                 STATEMENTS
                                                                                INCORPORATED       FORM 10-K
                                                                                BY REFERENCE         PAGE
                                                                               ---------------  ---------------
Financial Statements and Notes...............................................          1-47               --
Report of KPMG Peat Marwick LLP..............................................            --               30
Report of Ernst & Young LLP..................................................            --               31
Schedule II -- Valuation and Qualifying Accounts.............................            --               35

                               CHIRON CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                         ADDITIONS
                                                 -------------------------
                                    BALANCE AT   CHARGED TO    CHARGED TO                                  BALANCE
                                     BEGINNING    COSTS AND      OTHER                                     AT END
DESCRIPTION                           OF YEAR     EXPENSES      ACCOUNTS    DEDUCTIONS   RECLASSIFICATIONS  OF YEAR
----------------------------------  -----------  -----------  ------------  -----------  ---------------  ---------
1995:
  Accounts receivable.............   $   7,210    $   8,815   $   6,680(1)   $  (4,181)     $      --     $  18,524
1994:
  Accounts receivable.............       5,194        5,880       2,424(1)      (4,880)        (1,408)(2)     7,210
1993:
  Accounts receivable.............       2,525        4,012          --         (1,343)            --         5,194

------------------------
(1) Represents accounts receivable allowances as of the acquisition date related to acquired businesses.

(2) Represents amounts reclassified to other current liabilities.