Form 10-Q
period 1996-03-31
CHIRON CORP
filed 1996-05-14
CIK 706539

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

For Quarterly Period Ended March 31, 1996        Commission File Number: 0-12798

                               CHIRON CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


     Delaware                                     94-2754624
- --------------------------------------------------------------------------------
(state or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                    Identification No.)


4560 Horton Street, Emeryville, California        94608
- --------------------------------------------------------------------------------
(Address of principal executive offices)          Zip code)


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
                            Yes    X         No
                                -------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at May 5, 1996
         -----                                --------------------------
Common Stock, $0.01 par value                        42,287,304

                               CHIRON CORPORATION
                                TABLE OF CONTENTS



                                                         PAGE NO.
                                                         --------

PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of
          March 31, 1996 and December 31, 1995 . . . . . . . . .3

          Consolidated Statements of Operations for the
          three months ended March 31, 1996 and 1995 . . . . . .4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1996 and 1995 . . . . . .5

          Notes to Consolidated Financial Statements . . . . . .6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . 15


PART II.       OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . 23

     ITEM 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . 23

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . 23

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS. . . . . . . . . . . . . . . 23

     ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . 23

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . 23


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 37

                              CHIRON CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                             March 31,   December 31,
                                                                               1996         1995
                                                                            ----------   -----------
                                                                             (Unaudited)
                                 ASSETS
Current assets:
 Cash and cash equivalents                                                  $   84,809   $    74,318
 Short-term investments in marketable debt securities                           65,318        61,066
                                                                            ----------   -----------
     Total cash and short-term investments in marketable debt securities       150,127       135,384
 Accounts receivable                                                           295,577       285,779
 Inventories                                                                   170,139       165,941
 Other current assets                                                           54,591        49,899
                                                                            ----------   -----------
     Total current assets                                                      670,434       637,003
Noncurrent investments in marketable debt securities                            69,209        88,833
Property, plant, equipment and leasehold improvements, at cost:
  Land and buildings                                                           209,708       208,233
  Laboratory, production and office equipment                                  298,126       292,828
  Leasehold improvements                                                       102,196        95,472
  Construction in progress                                                      82,197        62,046
                                                                            ----------   -----------
                                                                               692,227       658,579
  Less:  accumulated depreciation and amortization                             157,120       140,761
                                                                            ----------   -----------
   Net property, plant, equipment and leasehold improvements                   535,107       517,818
Purchased technology, net                                                       78,649        80,600
Other intangible assets, net                                                    73,425        71,571
Investments in equity securities and affiliated companies                       45,056        54,359
Other assets                                                                    39,495        40,014
                                                                            ----------   -----------
                                                                           $ 1,511,375   $ 1,490,198
                                                                            ----------   -----------
                                                                            ----------   -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                            $  80,870   $    81,081
 Accrued compensation and related expenses                                      41,854        56,994
 Short-term borrowings                                                          55,179        50,036
 Current portion of unearned revenue                                            20,025        20,838
 Taxes payable                                                                  31,353        27,551
 Other current liabilities                                                     135,000       132,095
                                                                            ----------   -----------
  Total current liabilities                                                    364,281       368,595
Long-term debt                                                                 416,924       413,248
Other noncurrent liabilities                                                    36,102        35,943
Commitments and contingencies
Stockholders' equity:
 Common stock                                                                      422           417
 Additional paid-in capital                                                  1,749,699     1,727,711
 Accumulated deficit                                                        (1,074,955)   (1,087,699)
 Cumulative foreign currency translation adjustment                            ( 2,545)          721
 Unrealized gain from investments                                               21,447        31,262
                                                                             ---------    ----------
  Total stockholders' equity                                                   694,068       672,412
                                                                             ---------    ----------
                                                                           $ 1,511,375   $ 1,490,198
                                                                             ---------    ----------
                                                                             ---------    ----------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                              CHIRON CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three Months Ended
                                                          -------------------------
                                                          March 31,       March 31,
                                                            1996            1995
                                                         ---------      ---------
Revenues:
 Product sales, net                                     $ 238,259       $  183,909
 Equity in earnings of unconsolidated joint businesses     23,608           18,178
 Collaborative agreement revenues                          31,414            5,567
 Other revenues                                            12,470           10,592
                                                         --------        --------
   Total revenues                                         305,751          218,246

Expenses:
 Cost of sales                                            101,979           90,282
 Research and development                                  84,048           99,055
 Selling, general and administrative                       92,330           84,894
 Write-off of purchased in-process technologies                --          230,657
 Costs related to Ciba transaction                             --           49,520
 Restructuring and reorganization costs                        --           37,641
 Other operating expenses                                   3,107            2,280
                                                          -------          -------
   Total expenses                                         281,464          594,329
                                                          -------          -------

Income (loss) from operations                              24,287         (376,083)

Other expense, net                                         (5,818)          (1,389)
                                                          -------          -------

Income (loss) before income taxes                          18,469         (377,472)

Provision for income taxes                                  5,725            8,306
                                                          -------          -------

Net income (loss)                                       $  12,744       $ (385,778)
                                                          -------          -------
Net income (loss) per share                             $    0.29       $    (9.64)
                                                          -------          -------
Weighted average number of shares
 used in computing per share amounts                       44,621           40,013
                                                          -------          -------






THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                             CHIRON CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (IN THOUSANDS)

                                                                       Three Months Ended
                                                                     ---------------------
                                                                     March 31,   March 31,
                                                                       1996         1995
                                                                     ---------   ---------
Cash flows from operating activities:
 Net income (loss)                                                  $  12,744   $ (385,778)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                       27,666       22,666
   Write-off of purchased in-process technologies                          --      230,657
   Other                                                                5,548       24,754
   Changes, excluding effects of acquisitions, to:
     Accounts receivable                                             (12,571)       63,604
     Inventories                                                     (10,814)      (26,749)
     Other current assets                                             (6,556)        3,139
     Accounts payable                                                 (5,784)        3,035
     Accrued compensation and related expenses                       (15,251)        4,670
     Taxes payable                                                      3,893        7,906
     Other current liabilities                                          4,690       47,324
     Other noncurrent liabilities                                       1,784       (2,053)
                                                                     --------     --------
     Net cash provided by (used in) operating activities                5,349       (6,825)
Cash flows from investing activities:
 Purchase of investments in marketable debt securities                (44,517)     (19,877)
 Sale and maturities of investments in marketable debt securities      59,317       86,880
 Capital expenditures                                                 (31,841)     (28,586)
 Businesses acquired, net of cash acquired                                 --      (81,788)
 Increase in other assets                                              (1,156)     (11,984)
                                                                     --------     --------
      Net cash used in investing activities                           (18,197)     (55,355)
Cash flows from financing activities:
 Net borrowings under line of credit arrangements                       5,600       42,971
 Repayment of notes payable and capital leases                         (3,849)      (2,450)
 Proceeds from capital contribution from Ciba                              --       24,845
 Proceeds from issuance of common stock                                21,588        3,060
                                                                     --------     --------
      Net cash provided by financing activities                        23,339       68,426
                                                                     --------     --------
      Net increase in cash and cash equivalents                        10,491        6,246
Cash and cash equivalents at beginning of the period                   74,318       84,876
                                                                     --------     --------
Cash and cash equivalents at end of the period                      $  84,809   $   91,122
                                                                     --------     --------





THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                             CHIRON CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1996




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

  Chiron Corporation (the "Company" or "Chiron") is a science-driven healthcare company that applies biotechnology and other techniques of modern biology and chemistry to develop, produce and sell products intended to improve the quality of life by diagnosing, preventing and treating human disease. Chiron participates in four global human healthcare markets: diagnostics, therapeutics, pediatric and adult vaccines, and ophthalmic surgical products. Chiron also has research programs underway in gene therapy and gene transfer, combinatorial chemistry, cardiovascular disease and critical care.

  Chiron's diagnostic business includes immunodiagnostics, critical care diagnostics and quantitative probe tests. Chiron, through its subsidiary Ciba Corning Diagnostics Corp. ("CCD"), provides critical blood analyte systems which are used by hospitals to diagnose and monitor patients in critical care settings. Chiron also provides blood screening tests, used to detect the presence of hepatitis viruses and retroviruses, through its joint business with Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company. Chiron's therapeutics business emphasizes oncology and provides products to hospitals and large clinics in the United States and Europe. Chiron's vaccine business is based primarily on the sale of non-recombinant pediatric and flu vaccines in Italy and to a lesser extent in Southern Europe and other geographic regions and to certain international health services. Chiron is also involved in the development and marketing of new pediatric and adult vaccines. Through its ophthalmic business, Chiron provides products for the surgical correction of vision, as well as intraocular implants that deliver drugs to the eye. Chiron's ophthalmic business markets its products in the United States, Europe, and other geographic regions.

BASIS OF PRESENTATION

  The information at March 31, 1996, and for the three months ended March 31, 1996 and 1995, is unaudited, but includes all normal recurring adjustments which Chiron's management believes to be necessary for fair presentation of the periods presented. The consolidated balance sheet amounts at December 31, 1995, have been derived from audited financial statements. Certain previously reported amounts have been reclassified to conform with the current period presentation. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 31, 1995.

  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures, partnerships and interests in which Chiron has an equity interest of 50 percent or less are accounted for using the equity or cost method, or in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as appropriate. Certain foreign subsidiaries are accounted for on a one-month lag. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

FISCAL YEAR

  The fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. As a result, the first quarters of 1996 and 1995 represent the thirteen-week periods ended March 31, 1996, and April 2, 1995, respectively. For presentation purposes, dates used in the consolidated financial statements and notes refer to the calendar month end.

INVENTORIES

  Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic products are valued at cost, using the first-in, first-out ("FIFO") method which is less than market value. Inventories consist of the following:

                            MARCH 31,   DECEMBER 31,
                              1996         1995
                          ------------  ----------
                               (IN THOUSANDS)

     Finished goods       $   99,878    $  96,327
     Work in progress         28,645       28,794
     Raw material             41,616       40,820
                          ----------    ---------
                          $  170,139    $ 165,941
                          ----------    ---------

INCOME TAXES

  Income tax expense for the quarter ended March 31, 1996 is based on an estimated annual effective income tax rate. Income tax expense for the quarter ended March 31, 1995 includes a provision for state and foreign taxes based on estimated annual effective rates applicable to certain of the Company's subsidiaries.

PER SHARE DATA

  Per share information is based on the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding options and warrants that have a dilutive effect when applying the treasury stock method. Shares assumed to be issued upon conversion of the Company's convertible debentures are not included for any of the periods presented since their inclusion would be anti-dilutive. Fully diluted per share data has not been presented, as the amounts would not differ materially from primary per share data.

2.   BUSINESS COMBINATIONS

FIRST QUARTER 1995 ACQUISITIONS

   Effective January 1, 1995, under a series of agreements between Chiron and Ciba-Geigy Ltd. and its affiliates ("Ciba"), Chiron acquired all of the outstanding common stock of CCD and

Ciba's interests in Chiron Biocine Company (formerly The Biocine Company) and Biocine S.p.A. (through JV Vax B.V., a Netherlands company). On March 31, 1995, Chiron Vision acquired the ophthalmic surgical product division of IOLAB from Johnson & Johnson. These acquisitions were accounted for under the purchase method of accounting. As a result of the acquisitions and as required by generally accepted accounting principles, during the first quarter of 1995, Chiron recognized as an expense the amount allocated to purchased in-process technology resulting in a charge against earnings of $230.7 million. Costs related to the Ciba transaction totaling $49.5 million were also included in the first quarter of 1995, primarily representing employee payments and related taxes, and legal and investment advisor fees.

ACQUISITION OF VIAGENE INC. ("VIAGENE")

  On September 29, 1995, Chiron acquired all of the outstanding common stock of Viagene, not previously owned by the Company, in exchange for approximately $35.5 million in cash and 916,000 shares of Chiron common stock. Additionally, on September 29, 1995, unexercised options to purchase Viagene common stock were converted into options to purchase approximately 132,000 shares of Chiron common stock. Prior to the acquisition, Chiron had an ongoing collaboration with Viagene in the area of gene therapy and, pursuant to the collaboration arrangement, held an investment in the outstanding voting stock of Viagene with a carrying value, net of unrealized gains and a realized loss, of approximately $14.1 million as of September 29, 1995. The Viagene acquisition has been accounted for under the purchase method of accounting, and accordingly, Viagene's financial results are included in Chiron's consolidated operating results from September 29, 1995 forward.

  The following unaudited pro forma information presents the results of operations of Chiron and Viagene for the three months ended March 31, 1995, with pro forma adjustments as if the acquisition had been consummated on January 1, 1995. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. The pro forma information does not include the write-off of purchased in-process technology of $130.3 million related to the acquisition recognized as an expense in the third quarter of 1995.

                                                     THREE MONTHS ENDED MARCH 31, 1995
                                                   ------------------------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Total revenues                                                $220,503
  Loss before non-recurring charges                             (390,303)
  Loss before non-recurring charges per share                      (9.54)


AGREEMENT WITH BEHRINGWERKE AG

   On February 17, 1996, Chiron and Behringwerke AG, a subsidiary of Hoechst AG, reached an agreement whereby Chiron will purchase a 49 percent interest in the human vaccine business of Behringwerke AG for Deutsche mark 171.5 million in cash. Under the terms of the agreement, Chiron has an option to purchase the remaining 51 percent interest in March 1998, 1999, 2000 or 2001 and Behringwerke AG has the option to have Chiron acquire the remaining 51 percent interest in March 2001. During the period of mutual ownership, Chiron and Behringwerke AG will operate the vaccine business as a joint venture. Chiron will report its share of the joint venture's results as equity in earnings of unconsolidated joint businesses. Consummation of the transaction is subject to certain conditions, including regulatory approvals and customary conditions prior to closing.

3.   RESTRUCTURING AND REORGANIZATION COSTS

  During 1995, Chiron recorded $39.1 million in restructuring and reorganization charges, including $16.9 million arising from the acquisition and integration of IOLAB, representing the expected costs of integrating the acquired business with Chiron's existing business as well as write-downs of previously capitalized costs. Of the total charge of $39.1 million, $8.0 million is due to a change in plans to expand the Company's Emeryville research and development facilities, $7.7 million is related to the idling of the Company's Puerto Rico manufacturing facility and $1.0 million is related to a scale-back of manufacturing operations at the Company's Amsterdam facility. The majority of these facility-related charges, as well as $3.7 million of other facility-related charges, were paid in 1995. Of the $16.9 million recorded as a result of the acquisition of IOLAB, approximately $6.7 million related to write-downs of previously capitalized facility and inventory costs. The remaining $10.2 million consists of $5.5 million of employee termination costs and $4.7 million of lease termination and other costs. The integration process is expected to be substantially completed by the end of 1997.

The current status of the accrued restructuring charges is summarized below:

                                                                  AMOUNT
                                                  AMOUNT OF      UTILIZED      AMOUNT TO
                                                    TOTAL       THROUGH       BE UTILIZED
                                                RESTRUCTURING    MARCH 31,     IN FUTURE
                                                    CHARGE         1996         PERIODS
                                                -------------  ------------   -----------
                                                              (IN THOUSANDS)
  Chiron Vision restructuring charges:
     Employee-related costs                      $  5,506      $ (5,028)      $    478
     Facility and lease termination costs           6,242        (2,589)         3,653
     Duplicate and excess inventory                 3,476        (2,366)         1,110
     Other                                          1,724          (600)         1,124
                                                 --------     ---------       --------
                                                   16,948       (10,583)         6,365

  Puerto Rico manufacturing facility                7,650        (3,627)         4,023
  Postponement of Emeryville facility expansion     7,990        (7,990)            --
  Amsterdam manufacturing facility                  1,000        (1,000)            --
  Other facility-related                            3,718        (3,718)            --
  Other                                             1,750        (1,312)           438
                                                 --------     ---------       --------
                                                 $ 39,056      $(28,230)      $ 10,826
                                                 --------     ---------       --------

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

JAPAN TOBACCO INC. ("JT")

  In March 1996, the Company and JT entered into a technology transfer and development agreement whereby the pharmaceutical division of JT acquired a non-exclusive, perpetual license to apply certain of Chiron's combinatorial chemistry technologies in JT's research and product development programs. Both Chiron and JT will share in certain improvements to the technology made by either party, subject to certain conditions. The agreement provides an initial technology transfer term of two years and may be extended at the option of JT for an additional two years. In the first quarter of 1996, Chiron recorded initial collaborative research agreement revenues from JT of $7.5 million, pursuant to the agreement.

5.   CONTINGENCIES

  ABBOTT LABORATORIES. On December 13, 1993, Chiron filed a patent infringement action against Abbott Laboratories ("Abbott") in the United States District Court for the Northern District of California. The suit alleged infringement of Chiron's U.S. Patent No. 5,156,949 ("the '949 patent"), which claims the use of recombinant envelope antigens in immunoassays for Human Immunodeficiency Virus ("HIV") antibodies. On April 1, 1996, Chiron and Ortho, Chiron's exclusive licensee under the '949 patent, entered into a settlement agreement with Abbott under which Abbott will be granted a royalty-bearing non-exclusive license to the '949 patent and foreign counterparts thereof. It is expected that the subject litigation will be dismissed upon the execution of definitive agreements.

  On September 12, 1995, the United States Patent & Trademark Office ("PTO") declared an interference between the '949 patent and an application owned by the U.S. Government and Centocor, Inc. ("Centocor"). Chiron is the junior party. In the above described litigation with Abbott, the District Court granted Chiron's request for summary judgment that the U.S. Government/Centocor application in the subject interference neither enabled the claimed invention nor disclosed the best mode of practicing the invention. If the PTO makes a similar ruling on either enablement or best mode, then Chiron will become the senior party. It is not known when or on what basis the PTO will resolve the subject interference.

  On April 26, 1994, Abbott filed suit against Chiron in the United States District Court for the Northern District of Illinois alleging that the Company's bDNA probe assays infringed three patents licensed or acquired by Abbott from third parties. On April 1, 1996, Chiron and Abbott entered into a settlement agreement under which Chiron will be granted a royalty-bearing non-exclusive license to the three patents in suit and the foreign counterparts thereof. It is expected that the subject litigation will be dismissed upon the execution of definitive agreements.

  BIOANALYSIS/GEN-PROBE. CCD, a wholly-owned subsidiary of Chiron, filed suit in the United States District Court for the Southern District of California against Bioanalysis Limited, Gen-Probe Incorporated and the University of Wales College of Medicine alleging, among other things, patent infringement, intentional interference with contractual rights, and breach of contract. CCD's claims arise under its 1984 license from Bioanalysis of chemiluminescense technology used by CCD in its ACS-TM- and Magic-Registered Trademark- Lite diagnostic test kits. After CCD filed suit, Bioanalysis gave notice of default by CCD under the license and demanded that CCD cure the alleged breaches of the license agreement, including nonpayment of royalties, failing which the agreement would be terminated. In response to the notice of default, CCD commenced an arbitration proceeding in New York against Bioanalysis under the agreement and removed Bioanalysis as a party to the District Court proceeding. In the arbitration, CCD seeks a declaration that CCD is not in default under the license agreement and that the license agreement covers the use of the licensed technology in diagnostic test kits incorporating nucleic acid hybridization technology. Bioanalysis filed a counterclaim to the District Court lawsuit and a counter demand for arbitration, both of which seek relief based on the alleged contractual defaults identified in the default letter to CCD. CCD, Bioanalysis, the University of Wales and Gen-Probe have now executed a Standstill and Tolling Agreement whereby all litigation activity (except for certain procedural matters) will be halted until June 23, 1996 and any contract cure period will be extended until June 30, 1996.

  EVANS. Biocine S.p.A. ("Biocine"), a wholly-owned subsidiary of Chiron, filed an action against Evans Medical Limited (a division of Medeva plc) ("Evans") in the Tribunal of Milan on October 23, 1995 alleging invalidity of Evans' Italian counterpart to its European Patent No. 0 162 639 ("the '639 patent"), allegedly relating to the p69 antigen of BORDATELLA PERTUSSIS. Biocine later filed a claim against Evans with the Milan court which seeks a judgment establishing that Biocine's Acelluvax-TM- and Acelluvax-TM- DTP vaccines do not infringe the Italian counterpart to the '639 patent. Evans' response to the Milan actions, filed in February 1996, asserts that Biocine's vaccines infringe the '639 patent. The Milan court has ordered appointment of one or more technical consultants to investigate issues raised in this dispute. Also in February 1996, Chiron and Chiron B.V. filed an action alleging invalidity and non-infringement of Evans' Dutch equivalent to the '639 patent in the District Court of The Hague in The Netherlands. On April 4, 1996, a similar claim was filed by Chiron against Evans' U.K. equivalent to the '639 patent in the High Court of Justice, Chancery Division, Patents Court of the U.K. SmithKline Beecham Biologicals S.A., Evans' exclusive licensee to the '639 patent for England and Wales, will be named as a defendant in the U.K. Chiron believes that the Biocine vaccines do not infringe any valid claim of the '639 patent or its foreign counterparts. Biocine previously had opposed issuance of the '639 patent before the European Patent Office ("EPO") and, along with other parties, has appealed the EPO opposition decision which maintained the patent in amended form.

  INTERNATIONAL MUREX TECHNOLOGIES CORPORATION. Chiron, Ortho, and certain Ortho affiliates have been involved in a series of legal actions against subsidiaries of International Murex Technologies Corporation ("IMTC"). Beginning on March 2, 1992, Chiron, Ortho and Ortho Diagnostics Systems,
Ltd. ("Ortho Ltd."), brought two successive actions in the High Court for England and Wales against Murex Diagnostics, Ltd. ("MD"), alleging infringement of Chiron's U.K. Patent No. 2,212,511 ("the '511 patent") which covers certain hepatitis C virus ("HCV") immunodiagnostic tests. On May 27, 1994, the High Court granted judgment for Chiron, Ortho and Ortho Ltd., holding the '511 patent valid and infringed, and ordered MD to pay damages in an amount to be determined. On November 30, 1994, the High Court granted Chiron's, Ortho's and Ortho Ltd.'s request for an injunction. Both MD and the Chiron/Ortho parties appealed various aspects of the High Court's judgments.
In rulings on November 2 and 7, 1995, the U.K. Court of Appeal held that, with the exception of one claim, the '511 patent is valid and infringed, and that Chiron could amend the patent by deleting the invalid claim, thus allowing damage proceedings in the High Court to continue. The Court of Appeal also reversed a ruling by the High Court that MD had a defense to the damages claimed by Ortho Ltd. prior to October 13, 1993 on the basis of provisions in a licensing agreement between Chiron and Ortho. The Court of Appeal denied all parties leave to appeal to the House of Lords.
Nevertheless, the parties have applied directly to the House of Lords for leave to appeal. While the Appeal Committee of the House of Lords has granted preliminary leave to appeal, it is not known when the House of Lords will make a final decision regarding leave to appeal.

    On February 16, 1996, the High Court ordered MD to make an interim damages payment of 6,000,000 British pounds to the Chiron/Ortho parties by February 23, 1996. On February 22, 1996, MD made it known that it had changed its name to Specialist Diagnostics Ltd. ("SDL"), and filed a petition for voluntary liquidation. The High Court has ordered that a damages inquiry be held with respect to SDL in November 1996. It is not known how much (if any) of the original 6,000,000 British pounds interim award or any further damages award will be collected from the allegedly insolvent SDL, or when such collection could be effected.

    Infringement proceedings against IMTC subsidiaries on German and European patents corresponding to the '511 patent were also brought by Chiron (and in some cases with Ortho and/or its affiliated companies) in Germany, Italy, The Netherlands and Belgium. On January 23, 1995, Chiron was granted an injunction in Germany by the Dusseldorf District Court on Chiron's German and European patents for HCV. On May 8, 1995, Chiron was granted a cross-border preliminary injunction by the District of The Hague in The Netherlands based on Chiron's European HCV patent, preventing infringement by IMTC subsidiaries in The Netherlands, Belgium, France, Spain and Luxembourg. An infringement action also has been brought against IMTC and certain of its subsidiaries in the Federal Court of Australia, New South Wales District Registry, in response to a suit seeking revocation of the Australian counterpart of the '511 patent. The Australian litigation is scheduled for trial beginning June 24, 1996.

  On April 11, 1996, the Opposition Division of the EPO upheld Chiron's European HCV patent (Pat. No. 0 318 216) ("the '216 patent") over the oppositions of MD/SDL, United Biomedical, Inc., F. Hoffmann-La Roche & Co. AG., Behringwerke AG and the Research Foundation for Microbial Diseases of Osaka University. The Opposition Division's decision is subject to appeal.

  On March 5, 1996, IMTC filed a complaint against Chiron, Johnson & Johnson ("J&J"), Institut Pasteur and Abbott Laboratories with the European Commission in Belgium ("EC"), alleging violations of Articles 85 and 86 of the EC Treaty and Articles 53 and 54 of the European Economic Area
Agreement concerning licensing practices under Chiron's '511 patent and its European Patent equivalent, the '216 patent. The EC complaint charges that Chiron and J&J have entered into license agreements with competitors which constitute market sharing and price fixing in the HCV and other blood testing fields, thus abusing an allegedly dominant position in the HCV market. IMTC claims that Chiron's HCV patents constitute an "essential facility" which must be "freely licensed on reasonable commercial terms." The EC complaint seeks, INTER ALIA, interim measures in the form of a compulsory license from Chiron to IMTC applicable in all European Union member states for the manufacture of HCV antigen and nucleic acids for immunodiagnostic reasons. The EC has taken no formal action on IMTC's complaint to date. Chiron believes that the IMTC complaint is without merit.

  UNITED BIOMEDICAL, INC.. On May 4, 1994, Chiron instituted summary legal proceedings against Organon Teknika, B.V., Akzo Pharma, B.V., subsidiaries of Akzo N.V. (all subsidiaries of Akzo N.V. (collectively referred to as "Organon")), and United Biomedical, Inc. ("UBI"), the supplier of Organon's HCV antigens and kits, in the District Court of The Hague, The Netherlands, alleging infringement of the '216 patent as a result of the defendants' manufacture and sale of HCV immunoassay kits. On July 22, 1994, Chiron was granted a cross-border preliminary injunction against further infringement, including sale of the UBI kit, by Organon in Austria, Belgium, Switzerland, Germany, Spain, France, Italy, Liechtenstein, Luxembourg, The Netherlands and Sweden. Organon and UBI appealed the injunction. The '216 patent is a counterpart of the British '511 patent, described under the heading INTERNATIONAL MUREX TECHNOLOGIES CORPORATION above. Chiron, Ortho, Ortho, Ltd. and Organon settled all European HCV litigation on October 9, 1995, and Chiron and Ortho were compensated for past infringement. UBI did not participate in the settlement and has been ordered to pay Ortho Ltd. damages by the U.K. Court of Appeal, along with Murex, as described above. A damages inquiry has not yet been scheduled.

  SICOR. As of April 10, 1996, Chiron entered into a settlement agreement which will result in dismissal of a 1991 lawsuit filed in the United States District Court for the Northern District of California against Cetus Oncology Corporation ("Cetus"), Ben Venue Laboratories, Inc. ("Ben Venue"), Cetus Ben Venue Therapeutics ("CBVT") and Erbamont, Inc. ("Erbamont") and its affiliates by Alco Chemicals, Ltd. ("Alco") and Sicor, S.p.A. ("Sicor"). The Sicor complaint alleged breach of a CBVT contract to purchase bulk doxorubicin from Sicor, as well as antitrust violations and interference with contract and prospective advantage, and sought unspecified damages. Cetus denied any entitlement to recovery in this lawsuit and had filed counterclaims. In February 1995, Sicor and Alco filed a further action in the United States District Court for the Northern District of California and an arbitration against CBVT for amounts allegedly owed by CBVT to Sicor and Alco for the supply of doxorubicin, plus interest and attorneys' fees. Under the April 10, 1996 settlement agreement, each of the matters described in this paragraph will be dismissed with prejudice.

  SMITHKLINE BEECHAM BIOLOGICALS S.A. ("SKB"). Chiron owns issued European Patent No. 0 120 551 ("the '551 patent") which relates to yeast expression vectors containing foreign gene sequences including, for example, Hepatitis B virus surface antigen, and expression methods thereof. Chiron filed a divisional application, European Patent No. 0 460 716 ("the '716 patent"), which will issue soon and which contains related claims. Chiron believes that SKB's Engerix-B-Registered Trademark-vaccine against Hepatitis B virus infringes the '551 patent and will infringe the '716 patent once it issues. In April 1996, SKB filed suit against Chiron in the Tribunal of First Instance of Brussels seeking a declaration that the '551 and '716 Patents are: (1) null and void in Belgium; and (2) not infringed by SKB in a variety of European countries. SKB also filed an application for preliminary relief which, if granted, would suspend the effects of the '551 and '716 patents and would allow SKB to continue production and commercialization of Engerix-B-Registered Trademark- in all designated countries until a decision on validity and infringement is rendered. A hearing on SKB's preliminary relief application is expected to be held in September 1996. Chiron believes that both the '551 and '716 patents are valid and infringed and that it has significant defenses to SKB's claims.

  STOCKHOLDER LITIGATION. In November 1994, Chiron, its directors, and certain of its officers were sued in three essentially identical lawsuits filed as class actions on behalf of Chiron stockholders, alleging that the directors had violated their fiduciary duty by failing to maximize stockholder value in connection with the series of transactions affected with Ciba-Geigy, Ltd. which were announced on November 20, 1994, by, among other things, not taking all possible steps to seek out and encourage the best offer for the Company once the Company had been put in play. Two of the actions filed respectively on November 14, 1994 and November 22, 1994 (HANNA
V. CHIRON CORP., ET AL., C.A. No. 13874, and DEZUBE V. CHIRON CORPORATION ET AL., C.A. 13896) were filed in the Court of Chancery of the State of Delaware in and for New Castle County. These complaints seek injunctive relief, rescission and attorneys' fees. Plaintiff in the HANNA action additionally seeks damages in an unspecified amount. Plaintiff in the DEZUBE action additionally seeks an accounting. The complaints have been answered by all defendants, who deny the material allegations of the complaints. The third action was filed in the Superior Court of California, Alameda County, Northern Division, on December 1, 1994 (PERERA ET AL., V. CHIRON CORPORATION ET AL., C.A. No. 744522-2). Plaintiff sought injunctive and declaratory relief, and an accounting, costs and disbursements, including attorneys' and experts' fees, and other relief.

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

  Plaintiffs and all of the defendants other than the Ciba Defendants have entered into an agreement to settle the Federal Action on a class-wide basis, subject to approval by the Court. Under the terms of that settlement agreement, Chiron will pay plaintiffs' counsel up to $300,000 in attorneys fees and expenses, as may be awarded by the Court, and will pay the costs of class notice. Chiron has no other financial obligations under the settlement agreement, which also contemplates that the HANNA and DEZUBE actions will be dismissed as moot following approval of the settlement and dismissal of the Federal Action. At a status conference held in March 1996, the District Court preliminarily approved the settlement. The class has received notice of the settlement, and a final approval hearing has been scheduled for May 21, 1996.

  The Company is party to certain other lawsuits, each of which is described in Item 3, Legal Proceedings, on page 10 of the Company's report on Form 10-K for the period ended December 31, 1995, and as to which there have been no material developments since such Form 10-K was filed.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

  THE DISCUSSION BELOW CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES RELATING TO THE FUTURE FINANCIAL PERFORMANCE OF CHIRON CORPORATION (THE "COMPANY" OR "CHIRON"), AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED BELOW AND UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

  Chiron is a science-driven healthcare company that applies biotechnology and other techniques of modern biology and chemistry to develop, produce and sell products intended to improve the quality of life by diagnosing, preventing and treating human disease. Chiron participates in four human healthcare markets: diagnostics, including blood screening tests, automated immunodiagnostic systems, critical blood analyte systems and new quantitative probe tests; therapeutics, with an emphasis on oncology, serious infectious diseases and critical care diseases; adult and pediatric vaccines; and ophthalmic surgical products, including instruments and devices used for the surgical correction of vision and an intraocular implant to deliver drugs into the eye. Chiron also develops or acquires new technologies, employing these technologies to discover new products for the Company or for its partners.

RESULTS OF OPERATIONS

REVENUES

  The Company's revenues are derived from a variety of sources, including product sales, joint business arrangements, collaborative agreements and product royalty agreements. Product sales, Chiron's largest revenue category, consists of the following product lines for each of the three-month periods ended March 31:

                                            1996       1995
                                        ---------    --------
                                             (IN THOUSANDS)

  Diagnostic products                   $ 134,349    $127,440
  Ophthalmic products                      44,941      24,320
  Vaccine products                         20,834      15,844
  Betaseron-Registered Trademark-          20,892       1,817
  Oncology products                        16,148      12,767
  Other products                            1,095       1,721
                                        ---------    --------
                                        $ 238,259    $183,909
                                        ---------    --------

  Diagnostic product sales include direct sales and sales-type leases of fully-automated, random-access immunodiagnostic (ACS-TM-) testing systems and reagents for these systems, as well as sales of critical blood analyte systems (CBA-TM-), clinical chemistry products and manual immunodiagnostic systems. Sales of diagnostic systems often include the sale of service and maintenance contracts. Revenue from these contracts is included in product sales revenue and is recognized ratably over the life of the contracts. The increase in diagnostic product sales in the first quarter of 1996 over the first quarter of 1995 is primarily due to growth in immunodiagnostic product sales resulting from increased penetration of the instruments market and increased sales volume resulting from an expanded menu on the ACS-TM- system.

  Sales of ophthalmic products increased between periods due to significant growth in intraocular lens sales as a result of the March 1995 acquisition of the surgical product division of IOLAB from Johnson & Johnson, and the continuing evolution in the marketplace favoring foldable lens technology-based products. Phacoemulsification and viscoelastic product sales also increased during the first quarter of 1996 over the same period of the preceding year. In addition, during the first quarter of 1996, Chiron received approval by the U.S. Food and Drug Administration ("FDA") to market its Vitrasert-TM- Implant (Cytovene-Registered Trademark-; Roche Laboratories) product, the first drug delivery system to provide local, sustained therapy for the eye. The Company recorded $1.0 million of Vitrasert-TM- Implant sales during the first quarter of 1996.

  Vaccine product sales consist of sales of pediatric and adult vaccines primarily in Italy and to public health organizations by Chiron's Biocine S.p.A. subsidiary ("Chiron Biocine"). Chiron Biocine's vaccine products include Acelluvax-Registered Trademark-, a recombinant acellular pertussis vaccine; Agrippal-Registered Trademark-, a flu vaccine; and Polioral-TM-, an oral polio vaccine. Sales of Chiron Biocine's flu vaccine are seasonal, with strong sales generally occurring during the pre-flu season in the fourth quarter of the year. The increase in Chiron Biocine's vaccine product sales in the first quarter of 1996 over that of 1995 is due to Chiron Biocine's expansion into new export markets for its polio vaccine as well as new sales of Chiron Biocine's combined diphtheria, tetanus and acellular pertussis vaccine in Italy.

  Under the terms of a development and supply agreement with Schering AG, Germany ("Schering"), and its U.S. affiliate, Berlex Laboratories, Inc. ("Berlex"), Chiron manufactures Betaseron-Registered Trademark- (interferon beta-1b) for Berlex. Under the terms of the agreement, Chiron earns a partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and a subsequent payment for Betaseron-Registered Trademark- upon Berlex's net sales of the product. The increase in Betaseron-Registered Trademark- product sales during the first three months of 1996 over the same period in 1995 is due, in part, to an increase in commercial vials shipped to Berlex in 1996 as compared to 1995. Because Berlex had previously built adequate inventory levels to satisfy patient demand, Chiron did not ship any commercial-use vials during the first three months of 1995. The increase in Betaseron-Registered Trademark-product sales during 1996 is also due to additional revenues recorded by Chiron from Berlex's net sales of Betaseron-Registered Trademark- and the receipt in 1996 of $2.8 million of revenues for Betaseron-Registered Trademark- shipped to Berlex and distributed by Schering for use in an early access program for European patients prior to commercial approval in Europe.

  Future levels of Chiron's Betaseron-Registered Trademark- shipments will depend upon the rate at which new patients are enrolled from existing and future markets, the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-Registered Trademark-, and the timing of approval and market launch of competing products, including another beta interferon product. Chiron anticipates that 1996 shipments of Betaseron-Registered Trademark- will be lower than 1995 levels, however, reported revenue from Betaseron-Registered Trademark- will be approximately equal to, or slightly less than, that of 1995. Based upon the level of inventories carried by Berlex, the timing of future shipments to Berlex in 1996 may vary by quarter.

  Sales of oncology products, principally Proleukin-Registered Trademark- (aldesleukin, interleukin-2), increased during the first three months of 1996 over the same period in 1995 primarily due to an increase in Proleukin-Registered Trademark- quantities sold of 21 percent and 23 percent, respectively, in the European and domestic markets. Proleukin-Registered Trademark- average net unit sales prices remained constant in Europe but increased by 13 percent in the domestic market between 1996 and 1995.

  The Company markets many of its commercial products internationally. As a result, product revenues in almost all product lines are affected by fluctuating foreign currency exchange rates. Foreign product sales were approximately $133.6 million and $117.5 million for the three-month periods ended March 31, 1996 and 1995, respectively. International sales of diagnostic and vaccine products accounted for the majority of the increase in foreign product sales between periods. For the three-month period ended March

31, 1996, approximately 56 percent of Chiron's product sales were denominated in foreign currencies. Although, for the first quarter of 1996, the net effect of changing foreign currency exchange rates did not significantly impact product sales when compared with 1995, changing currency exchange rates have had, and will continue to have, an impact on Chiron's results.
The Company's other revenues, discussed below, are largely denominated in U.S. dollars but are impacted by our joint partners' and collaborators' non-U.S. operations.

  As of March 31, 1996, Chiron owned a 50 percent interest in two joint businesses: a joint diagnostic business with Ortho Diagnostic Systems, Inc. ("Ortho") and a generic cancer chemotherapeutics business with Ben Venue Laboratories, Inc. ("Ben Venue"). Chiron's one-half interest in the pretax operating earnings of its joint diagnostic business with Ortho represents the largest component of joint business revenues. The joint business receives a royalty from Abbott Laboratories ("Abbott") for Abbott's sales of hepatitis C virus ("HCV") tests which use the Chiron technology and which compete directly with tests marketed by Ortho. Results from the joint venture are recorded by Chiron on a one-month lag based upon estimates supplied by Ortho and are subject to a final annual accounting during the first quarter of the subsequent year. Chiron's share of the pretax earnings of the joint business increased by $4.4 million in the first quarter of 1996 as compared to 1995, primarily due to adjustments arising from the final 1995 accounting. In addition, the joint venture experienced a growing volume of HCV tests sold to overseas markets and increased royalties received from Abbott's sales of HCV tests. These increases more than offset a reduction between periods in gross profit margins and an increase in research and development spending.

  Results for Chiron's equity interest in the generic cancer chemotherapeutics business increased by $0.9 million in the first quarter of 1996 as compared to the first quarter of 1995. Under the terms of a purchase agreement, effective May 1, 1996, Chiron agreed to sell its one-half interest in the generic cancer chemotherapeutics business to Ben Venue. Chiron expects to record a gain from the sale of approximately $10.0 million to $12.0 million during the second quarter of 1996.

  Collaborative agreement revenues consist of fees received for research services as they are performed, fees received for completed research or technology, fees received upon attainment of benchmarks specified in the related research agreements, and proceeds of sales of biological materials to research partners for clinical and preclinical testing. Collaborative agreement revenues for the first quarter of 1996 increased by $25.8 million compared to 1995. A portion of this increase is comprised of $16.0 million received from Ciba-Geigy Limited of Basel, Switzerland ("Ciba") under the terms of a research funding
agreement.   In 1995, Ciba agreed to provide $250 million (which may be increased up to $300 million subject to certain conditions) in support of research at Chiron. Chiron anticipates continued utilization of the research funding provided by Ciba under the terms of the research funding agreement.

  Also contributing to the increase in collaborative agreement revenues in the first quarter of 1996 over 1995, as discussed further in Note 4 of Notes to Consolidated Financial Statements, are initial revenues of $7.5 million earned from Japan Tobacco Inc. ("JT"). In March 1996, the Company and JT entered into a technology transfer and development agreement whereby the pharmaceutical division of JT acquired a non-exclusive, perpetual license to apply certain of Chiron's combinatorial chemistry technologies in JT's research and product development programs.

  Other revenues consist principally of product royalties, government grants and sales fees earned by the Company for sales and marketing services rendered on behalf of its generic chemotherapeutics joint venture and on behalf of Ciba-Geigy. Other revenues increased in the first quarter of 1996 primarily due to increased sales fees received from Ciba for sales of Aredia-Registered Trademark- (pamidronate disodium) and increased nucleic acid probes reference laboratory service revenues.

COSTS AND EXPENSES

  Cost of sales increased consistent with the increase in product sales between years. The gross profit margin increased to 57 percent in the first quarter of 1996 from 51 percent in 1995. The gross profit margin was affected negatively during the first quarter of 1995 due to additional operating expenses associated with the Company's Puerto Rico manufacturing facility which was idled during 1995 as well as the lack of commercial shipments of Betaseron-Registered Trademark-. During the first quarter of 1996, Chiron's gross profit margin improved when compared to 1995 as a result of increased commercial shipments of Betaseron-Registered Trademark- as well as additional revenues received from Berlex's net sales of Betaseron-Registered Trademark-. The improvement in the gross profit margin in the first quarter of 1996 over 1995 is also due to increased margins on ophthalmic product sales of intraocular lenses, as well as improved margins on diagnostic product sales of critical blood analyte systems. Gross margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve and as the costs of new facilities are included in cost of goods sold.

  Research and development expenses decreased in the first quarter of 1996 as compared to 1995 primarily due to the following items, recognized as research and development expense pursuant to collaborative arrangements with other pharmaceutical and biotechnology companies in 1995:

  - The Company paid $8.8 million to G.D. Searle & Co. for the development and marketing of Tissue Factor Pathway Inhibitor products;
  - Chiron made a $3.5 million milestone payment to DepoTech Corporation ("DepoTech") for the research, development and marketing of products incorporating certain drug delivery technologies developed by DepoTech;
  - An initial license payment of $2.5 million was paid by Chiron to Progenitor, Inc. ("Progenitor"), pursuant to a collaboration for the development and commercialization of therapeutic and vaccine products incorporating Progenitor's proprietary gene therapy technology;
  - The Company reached an agreement with Genelabs Technologies, Inc. ("Genelabs"), whereby Chiron and Genelabs cross-licensed certain rights to hepatitis C virus, hepatitis G virus, human T-cell leukemia virus - I and human T-cell leukemia virus - II diagnostic tests. Of an initial payment of $5.0 million, approximately $4.2 million was recognized as expense in the first quarter of 1995;
  - Chiron made a $5.0 million initial payment to New York University ("NYU") under an agreement whereby Chiron and its sublicensee, Ciba, acquired certain rights to NYU's optical gene mapping technology.

  Partially offsetting these reductions in research and development expense in 1996 was an increase of $2.4 million primarily related to Chiron's effort to obtain FDA approval of its combined diphtheria, tetanus and acellular pertussis vaccine as well as an increase of $5.0 million due to the Company's acquisition of Viagene, Inc. ("Chiron Viagene") in the third quarter of 1995. Chiron Viagene is engaged in the discovery and development of gene transfer drugs for the treatment of severe viral infections, cancers and other diseases.

  Selling, general and administrative expenses ("SG&A expenses") increased in the first quarter of 1996 over 1995 primarily due to additional sales and marketing efforts related to the entrance into new markets and the expansion of existing markets for immunodiagnostic products. SG&A expenses in the ophthalmic business were also higher in 1996 due to the acquisition of IOLAB and increased costs related to the ophthalmic sales force, resulting from the integration of Chiron's operations with IOLAB. Selling and marketing expenses represent the largest portion of total SG&A expenses, as Chiron devoted significant resources to support sales volumes in the diagnostic, ophthalmic, therapeutic and vaccine product lines.

  The write-off of purchased in-process technology in 1995 includes $220.4 million for the acquisitions from Ciba of Ciba Corning Diagnostics Corp. ("CCD") and Ciba's interests in Biocine S.p.A. and The Biocine Company ("Chiron Biocine Company"), and $10.3 million for the acquisition of IOLAB.

  In 1995, costs related to the Ciba transaction consist primarily of employee payments and related tax liabilities and legal and investment advisor fees.

  Restructuring and reorganization costs in 1995 represent certain accrued costs of integrating the acquired businesses with Chiron's existing businesses, costs related to the idling of the Company's Puerto Rico manufacturing facility and the scaling-back of manufacturing operations at the Company's Amsterdam facility, and costs related to the write-down of duplicate facilities at the Company's Emeryville, California, headquarters. Also included was a charge related to the change in plans to expand the Company's Emeryville research and administrative facilities.

OTHER ITEMS

  Other expense, net, consists primarily of investment income on the Company's cash and investment balances and interest expense on convertible subordinated debentures, other debt and capital leases. Other expense, net, increased between the first quarter of 1996 and 1995 primarily as a result of reduced investment income arising from lower cash balances in the Company's investment portfolio.

  The provision for income taxes in 1996 is based on an estimated annual effective income tax rate. The provision for income taxes in the first quarter of 1995 was comprised primarily of foreign taxes on certain foreign operations of the Company. Substantially all of the write-off of purchased in-process technologies was not deductible for income tax purposes and thus did not create a tax benefit in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Chiron's capital requirements are funded from public and private sales of equity and convertible debt and cash provided by operations. In addition to these sources of capital, future capital requirements may be financed through a combination of debt, utilization of research funding from Ciba, possible off-balance-sheet financing (such as R&D limited partnerships and operating leases), cash generated from operations and the use of existing cash and investment balances. Until required for operations, Chiron's policy is to keep its cash and investments in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, or other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with maturities in excess of one year are presented on the balance sheet as noncurrent investments. To the extent that Chiron has balance sheet exposure resulting from completed transactions denominated in a foreign currency, the Company's policy is to mitigate exposure to exchange rate fluctuations by entering into forward currency contracts. These contracts are settled quarterly. At March 31, 1996, the Company had outstanding forward currency contracts totaling approximately $67.6 million. In addition, the Company has commenced a program, consisting of purchased average rate options, designed to reduce the impact of fluctuating foreign currency exchange rates on the results of anticipated transactions. At March 31, 1996, the Company had outstanding purchased average rate option contracts totaling approximately $57.3 million.

  In future periods, Chiron expects to incur substantial capital spending consistent with the Company's commitment to expand its manufacturing capacity. During the first quarter of 1996, Chiron continued the expansion of certain vaccine production facilities in Italy as well as the planned expansion of its research and development and certain administrative facilities in Emeryville. The expansion of research and development and certain administrative facilities in Emeryville is projected to occur in stages over the next thirty years. The Company anticipates entering into leasing arrangements which will provide third-party funding for a significant portion of the Emeryville expansion.

  On February 17, 1996, Chiron and Behringwerke AG, a subsidiary of Hoechst AG, reached an agreement whereby Chiron will purchase a 49 percent interest in the human vaccine business of Behringwerke AG for Deutsche mark 171.5 million in cash. Consummation of the transaction is subject to certain conditions, including regulatory approvals and customary conditions prior to closing. The Company anticipates that the transaction will close prior to the 1996 year-end.

  Chiron's liquidity may be further impacted in future periods by its decision to fund its share of expenses in certain of its joint ventures and collaboration arrangements. Over the next several years, Chiron anticipates funding collaborations with a number of its research partners, and may make additional equity investments in collaborative partners. In addition, during the first quarter of 1996, Chiron entered into a binding heads of agreement with a third party pursuant to which Chiron expects to invest approximately $30.0 million for a combination of preferred stock, debt and prepaid services. Consummation of this transaction is subject to the negotiation and execution of definitive agreements, as well as regulatory approvals and customary closing conditions.

  During the three months ended March 31, 1996, cash and cash equivalents increased by $10.5 million. Of this amount, $5.3 million was provided by the Company's operating activities, compared to $6.8 million used in operating activities in the first quarter of 1995.

  Investing activities consumed cash of $18.2 million during the first three months of 1996, versus $55.4 million in 1995. The first quarter of 1996 included net sales of marketable debt securities of $14.8 million compared to net sales of marketable debt securities of $67.0 million in 1995. Capital expenditures on plant and equipment were $31.8 million during the first three months of 1996 and $28.6 million in 1995. During the first quarter of 1995, Chiron received $14.2 million, net of cash paid, through its acquisition of CCD, Biocine S.p.A. and Chiron Biocine Company. The first quarter of 1995 also included the acquisition of IOLAB for $95.0 million in cash.

  Cash provided by financing activities of $23.3 million in the first quarter of 1996 largely reflects cash proceeds of $16.1 million and $3.9 million, respectively, received from the exercise of stock options and for issuance of stock under the Company's employee stock purchase plan as well as cash received from short-term borrowings of $5.6 million. Cash provided by financing activities of $68.4 million in the first three months of 1995 includes approximately $43.0 million primarily related to borrowings under a line of credit arrangement, and a capital contribution of $24.8 million pursuant to the 1995 agreements with Ciba.

  Chiron believes that its cash and cash equivalents and short and long-term investments, together with funds provided by operations and the funding arrangements discussed above will be sufficient to meet its cash requirements during the upcoming twelve months and through the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

  Chiron wishes to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Chiron's actual results and could cause Chiron's actual consolidated results for the second quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Chiron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

  - Delays, difficulties or failure in obtaining regulatory approval (including approval of its facilities for production) for the Company's products, including delays or difficulties in development because of insufficient proof of safety or efficacy.
  - Inability to maintain or initiate third party arrangements which generate revenues, in the form of license fees, research and development support, royalties and other payments, in return for rights in technology or products under development by the Company.
  - Delays or difficulties in developing and acquiring technology and technical and managerial personnel to manufacture and/or deliver the Company's products in commercial quantities at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.
  - Difficulties in obtaining key raw materials and supplies for the manufacture of the Company's products.
  - Increased and irregular costs of development, regulatory approval, manufacture, sales, and marketing associated with introduction of novel products.
  - Difficulties in launching or marketing the Company's products, many of which are novel products based on biotechnology, and unpredictability of customer acceptance of such products.
  - The ability and willingness of customers to substitute competitive products for the Company's products once other products for similar indications are approved for marketing.
  - Continued flattened growth rate in the Betaseron-Registered Trademark-customer base in the U.S.; the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-Registered Trademark-; timing, approval and market launch of competing products, including another beta interferon product; pricing, promotional and marketing decisions by the Company's partner, Schering.
  - Continued lower product margins resulting from the Chiron-Ortho joint business' renegotiated contract with the American Red Cross; changes in the product mix whereby the proportion of higher margin HCV tests sold relative to other lower margin products is less; continued increases in research and development spending in order to develop new products and increase market share; introduction of competing tests by unlicensed third parties.
  - Continued or increased pressure to reduce selling prices of the Company's products.
  - Underutilization of the Company's existing or new manufacturing facilities or of any facility expansions, resulting in production inefficiencies and higher costs; start-up costs and inefficiencies and delays and increased depreciation costs in connection with the start of production in new plants and expansions.
  - The cost of acquiring in-process technology, either by license, collaboration or purchase of another entity.
  - Amount and rate of growth in Chiron's selling, general and administrative expenses; and the impact of unusual or infrequent charges resulting from Chiron's ongoing evaluation of its business strategies and organizational structures, including the continued costs of integration of newly acquired businesses.
  - The acquisition of fixed assets and other assets, including inventories and receivables; and the making or incurring of any expenditures and expenses, including, among others, depreciation and research and development expenses; any revaluation of assets, including, among others, the Company's investments in the equity securities of other companies with whom it collaborates, or related expenses, and the amount of, and any changes to, tax rates.
  - The ability or inability of Chiron to obtain, or hedge against, foreign currency, foreign exchange rates and fluctuations in those rates.

  - The costs and other effects of legal and administrative cases and proceedings (whether civil, such as product-related or environmental, or criminal); settlements and investigations; developments or assertions by or against Chiron relating to intellectual property rights and licenses; the issuance and use of patents and proprietary technology by Chiron and its competitors, including the possible negative effect on the Company's ability to develop, manufacture and sell its products in circumstances where it is unable to obtain licenses to patents which may be required for such products.
  - Failure of corporate partners to commercialize successfully the Company's products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities and commercial strategies which may arise between the Company and such corporate partners.

ITEM 1. LEGAL PROCEEDINGS

     Information responding to Item 1 is set forth in Part 1., Item 1., Notes to Consolidated Financial Statements, Note 5. "Contingencies," which information is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES.  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5. OTHER INFORMATION.  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS.


          EXHIBIT
          NUMBER                 EXHIBIT
           2.01   Agreement and Plan of Merger, made as of February 6, 1987, incorporated by reference to
                  Exhibit 2.01 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

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

          10.02   First Amendment to Lease between Registrant and BGR Associates, a California limited partnership, incorporated by reference to Exhibit 10.02 of the Registrant's Form 10-K report for fiscal year 1995.

          10.03   Lease between Registrant and BGR Associates II, a California limited partnership, dated
                  May 26, 1989, incorporated by reference to Exhibit 10.02 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

          10.04   First Amendment to Lease between Registrant and BGR Associates II, a California limited partnership, dated as of March 15, 1995, incorporated by reference to Exhibit 10.04 of the
                  Registrant's Form 10-K report for fiscal year 1995.





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

          10.17   Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Annex 2 of the
                  Registrant's Proxy Statement dated April 11, 1996.*

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

          10.24   Ciba Corning Diagnostics Corp. Policies, Guidelines and Procedures regarding Severance
                  Pay, incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-K report for fiscal year 1995.*

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

          10.27   Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy
                  Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.54 of the Registrant's current report on Form 8-K dated
                  November 20, 1994.





          10.28   Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy
                  Corporation and Chiron Corporation, incorporated by reference to Exhibit 10.55 of the
                  Registrant's current report on Form 8-K dated November 20, 1994.

          10.29   Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy
                  Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.56 of the Registrant's current report on Form 8-K dated
                  November 20, 1994.

          10.30   Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy
                  Limited and Chiron Corporation, incorporated by reference to Exhibit 10.57 of the
                  Registrant's current report on Form 8-K dated November 20, 1994.

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

          10.39   Second Amendment to Lease made as of January 1, 1995 between Harold B. Chapman, Jr. and the Registrant, incorporated by reference to Exhibit 10.39 of the Registrant's Form 10-K report for fiscal year 1995.

          10.40   Lease commencing March 1, 1987, between EuroCetus B.V. and the Municipal Land Company of the City of Amsterdam (Translation), incorporated by reference to Exhibit 10.40 of the
                  Registrant's Form 10-K report for fiscal year 1995.

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

          10.57   Description of Executive Officer Variable Compensation Program, incorporated by reference to Exhibit 10.57 of the Registrant's Form 10-K report for fiscal year 1995.

          10.58   Chiron Corporation 1995 Executive Officer Variable Cash Compensation Plan, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 18, 1995.*

          10.59   Regulatory Filing, Development and Supply Agreement between the Registrant, Cetus Oncology
                  Corporation, a wholly- owned subsidiary of the Registrant, and Schering AG, a German company, dated as of May 10, 1993 (with certain confidential information deleted), incorporated by reference to Exhibit 10.50 of the Registrant's current report on Form 8-K dated February 9, 1994.





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

          10.65   Letter dated June 28, 1995 to C. William Zadel, incorporated by reference to Exhibit 10.65 of the Registrant's Form 10-K report for fiscal year 1995.*

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

          10.73   Second Amendment to Lease dated as of March 15, 1995 between BGR Associates, a California limited partnership, and Registrant, incorporated by reference to Exhibit 10.73 of the
                  Registrant's Form 10-K report for fiscal year 1995.





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





          10.80   Chiron Funding L.L.C. Limited Liability Company Agreement, entered into and effective as of December 28, 1995, among the Registrant, Chiron Biocine Company and Biocine S.p.A. and
                  Ciba-Geigy Corporation, incorporated by reference to Exhibit 10.80 of the Registrant's
                  Form 10-K report for fiscal year 1995. [Certain information has been omitted from the
                  Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.  The omitted confidential information has been identified by the following statement: "Confidential
                  Treatment Requested".]

          10.81   Agreement between Ciba-Geigy Limited and the Registrant made November 15, 1995, incorporated by reference to Exhibit 10.81 of the Registrant's Form 10-K report for fiscal year 1995.  [Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.  The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".]

          10.82   Reimbursement Agreement dated as of March 24, 1995, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.76 of the
                  Registrant's Form 10-Q report for the period ended July 2, 1995.

          10.83   Promissory Note, as amended and restated, dated January 1, 1995 by Ciba Corning
                  Diagnostics Corp., incorporated by reference to Exhibit 10.83 of the Registrant's Form 10-
                  K report for fiscal year 1995.

          10.84   Commercial lease between Domilyon Corporation and Domilens Laboratories and Amendment No.
                  1 to Commercial Lease dated May 9, 1994, incorporated by reference to Exhibit 10.84 of the
                  Registrant's Form 10-K report for fiscal year 1995.

          10.85   Agreement between the Registrant and Cephalon, Inc. dated as of January 7, 1994, and
                  Letter Agreements between the Registrant and Cephalon dated January 13, 1995 and May 23,
                  1995, incorporated by reference to Exhibit 10.85 of the Registrant's Form 10-K report for fiscal year 1995.  [Certain information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.  The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".]




          11      Statement of Computation of Earnings per Share.

          27      Financial Data Schedule.


   ---------------------------
  *Management contract, compensatory plan or arrangement.

      (b) Reports on Form 8-K

          Chiron filed a current report on Form 8-K, dated February 16, 1996, reporting under Item 5 that, on February 16, 1996, Chiron and Behringwerke AG, a subsidiary of Hoechst AG, issued a press release announcing that the two companies have signed an agreement under which Chiron will purchase 49 percent of the human vaccine business of Behringwerke AG for Deutsche mark 171.5 million in cash.

                               CHIRON CORPORATION

                                 March 31, 1996





                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHIRON CORPORATION


DATE: May 14, 1996                   BY: /s/Edward E. Penhoet
      ------------                       --------------------
                                         Edward E. Penhoet
                                         President and Chief
                                         Executive Officer



DATE: May 14, 1996                   BY: /s/Dennis L. Winger
      -------------                      -------------------
                                         Dennis L. Winger
                                         Senior Vice President,Finance
                                         and Administration, Chief Financial
                                         Officer, and Principal Accounting
                                         Officer