Form 10-Q
period 1996-06-30
CHIRON CORP
filed 1996-08-14
CIK 706539

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

For Quarterly Period Ended June 30, 1996         Commission File Number: 0-12798

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

                                   Yes       X       No
                                        ------------     ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                       Outstanding at August  2,  1996
    -----                                       -------------------------------
Common Stock, $0.01 par value                         169,902,356 shares

                                  CHIRON CORPORATION
                                  TABLE OF CONTENTS
- --------------------------------------------------------------------------------
                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets as of
         June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . .3

         Consolidated Statements of Operations for the
         three months and six months ended June 30, 1996 and 1995. . . . . .4

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1996 and 1995 . . . . . . . . . . . . . .5

         Notes to Consolidated Financial Statements. . . . . . . . . . . . .6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . 17


PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . 25

    ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . 25

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . 25

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . 25

    ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 25

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . 26


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

                                  CHIRON CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                                         June 30,          December 31,
                                                                                           1996                1995
                                                                                       ------------        ------------
                                                                                       (Unaudited)
                                                                   ASSETS
Current assets:
   Cash and cash equivalents                                                            $    54,345         $    74,318
   Short-term investments in marketable debt securities                                      61,197              61,066
                                                                                       ------------        ------------
           Total cash and short-term investments                                            115,542             135,384
   Accounts receivable                                                                      323,008             285,779
   Inventories                                                                              181,454             165,941
   Other current assets                                                                      61,950              49,899
                                                                                       ------------        ------------
           Total current assets                                                             681,954             637,003
Noncurrent investments in marketable debt securities                                         54,458              88,833
Property, plant, equipment and leasehold improvements, at cost:
   Land and buildings                                                                       209,937             208,233
   Laboratory, production and office equipment                                              332,388             292,828
   Leasehold improvements                                                                   104,903              95,472
   Construction in progress                                                                  74,923              62,046
                                                                                       ------------        ------------
                                                                                            722,151             658,579
   Less:  accumulated depreciation and amortization                                        (174,616)           (140,761)
                                                                                       ------------        ------------
           Net property, plant, equipment and leasehold improvements                        547,535             517,818
Purchased technology, net                                                                    76,643              80,600
Other intangible assets, net                                                                 77,361              71,571
Investments in equity securities and affiliated companies                                    53,109              54,359
Other assets                                                                                 49,141              40,014
                                                                                       ------------        ------------
                                                                                        $ 1,540,201         $ 1,490,198
                                                                                       ------------        ------------
                                                                                       ------------        ------------

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $    86,017         $    81,081
   Accrued compensation and related expenses                                                 45,746              56,994
   Short-term borrowings                                                                     32,198              50,036
   Current portion of unearned revenue                                                       21,463              20,838
   Taxes payable                                                                             32,579              27,551
   Other current liabilities                                                                148,997             132,095
                                                                                       ------------        ------------
       Total current liabilities                                                            367,000             368,595
Long-term debt                                                                              417,162             413,248
Other noncurrent liabilities                                                                 33,793              35,943
Commitments and contingencies
Stockholders' equity:
   Common stock                                                                                 424                 417
   Additional paid-in capital                                                             1,756,762           1,727,711
   Accumulated deficit                                                                   (1,059,601)         (1,087,699)
   Cumulative foreign currency translation adjustment                                        (4,918)                721
   Unrealized gain from investments                                                          29,579              31,262
                                                                                       ------------        ------------
       Total stockholders' equity                                                           722,246             672,412
                                                                                       ------------        ------------
                                                                                        $ 1,540,201         $ 1,490,198
                                                                                       ------------        ------------
                                                                                       ------------        ------------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------



                                                                     Three Months Ended             Six Months Ended
                                                                  ------------------------      ------------------------
                                                                   June 30,       June 30,       June 30,       June 30,
                                                                    1996            1995           1996           1995
                                                                 ---------      ---------      ---------      ---------

Revenues:
    Product sales, net                                           $ 251,088      $ 248,333      $ 489,347      $ 432,242
    Equity in earnings of unconsolidated joint businesses           22,008         21,360         45,616         39,538
    Collaborative agreement revenues                                23,147          4,956         54,561         10,522
    Other revenues                                                  19,492          7,103         31,962         17,695
                                                                 ---------      ---------      ---------      ---------
         Total revenues                                            315,735        281,752        621,486        499,997

Expenses:
    Cost of sales                                                  107,133        108,547        209,112        198,829
    Research and development                                        91,789         71,904        175,837        170,959
    Selling, general and administrative                             98,730         88,364        191,059        173,259
    Write-off of purchased in-process technologies                      --          1,759             --        232,415
    Costs related to Ciba transaction                                   --            (43)            --         49,478
    Restructuring and reorganization costs                              --          1,414             --         39,055
    Other operating expenses                                         2,492          3,512          5,600          5,791
                                                                 ---------      ---------      ---------      ---------

         Total expenses                                            300,144        275,457        581,608        869,786
                                                                 ---------      ---------      ---------      ---------

Income (loss) from operations                                       15,591          6,295         39,878       (369,789)

Other income (expense), net                                          6,761         (2,110)           942         (3,499)
                                                                 ---------      ---------      ---------      ---------

Income (loss) before income taxes                                   22,352          4,185         40,820       (373,288)

Provision for income taxes                                           6,997          3,355         12,722         11,661
                                                                 ---------      ---------      ---------      ---------

Net income (loss)                                                $  15,355      $     830      $  28,098      $(384,949)
                                                                 ---------      ---------      ---------      ---------
                                                                 ---------      ---------      ---------      ---------


Net income (loss) per share                                      $    0.09      $    0.01      $    0.16      $   (2.40)
                                                                 ---------      ---------      ---------      ---------
                                                                 ---------      ---------      ---------      ---------


Weighted average number of shares
used in computing per share amounts                                177,870        163,582        178,084        160,346
                                                                 ---------      ---------      ---------      ---------
                                                                 ---------      ---------      ---------      ---------




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (In thousands)
- --------------------------------------------------------------------------------





                                                                                       Six Months Ended
                                                                               ------------------------------
                                                                                 June 30,            June 30,
                                                                                   1996                1995
                                                                               ----------          ----------

Cash flows from operating activities:
 Net income (loss)                                                              $  28,098          $ (384,949)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                                                  54,379              46,223
    Gain on sale of interest in affiliated company                                (12,066)                 --
    Write-off of purchased in-process technologies                                     --             232,415
    Other                                                                           4,312              25,500
    Changes to:
      Accounts receivable                                                         (36,715)             25,165
      Inventories                                                                 (32,153)            (34,291)
      Other current assets                                                        (14,923)             (3,258)
      Accounts payable                                                               (656)             (8,342)
      Accrued compensation and related expenses                                   (11,213)             (1,707)
      Taxes payable                                                                 5,097               8,771
      Other current liabilities                                                     9,824              34,562
      Other noncurrent liabilities                                                    444             (16,974)
                                                                               ----------          ----------
        Net cash used in operating activities                                      (5,572)            (76,885)
Cash flows from investing activities:
 Purchase of investments in marketable debt securities                            (55,009)            (74,332)
 Sale and maturity of investments in marketable debt securities                    88,589             203,094
 Capital expenditures                                                             (55,350)            (49,142)
 Businesses acquired, net of cash acquired                                           (374)            (84,043)
 Proceeds from sale of interest in affiliated company                              14,000                  --
 Investments in equity securities and affiliates                                   (6,240)             (1,102)
 Increase in other assets                                                          (6,582)             (4,450)
                                                                               ----------          ----------
        Net cash used in investing activities                                     (20,966)             (9,975)
Cash flows from financing activities:
 Net borrowings (payments) under line of credit arrangements                      (25,345)             53,747
 Proceeds from issuance of short-term debt                                          7,727                  --
 Repayment of notes payable and capital leases                                     (5,035)             (3,887)
 Proceeds from capital contribution from Ciba                                          --              24,845
 Proceeds from issuance of common stock                                            29,218               9,426
                                                                               ----------          ----------
        Net cash provided by financing activities                                   6,565              84,131
                                                                               ----------          ----------
        Net decrease in cash and cash equivalents                                 (19,973)             (2,729)
Cash and cash equivalents at beginning of the period                               74,318              84,876
                                                                               ----------          ----------
Cash and cash equivalents at end of the period                                 $   54,345          $   82,147
                                                                               ----------          ----------
                                                                               ----------          ----------





THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996
- -------------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Chiron's diagnostic business includes immunodiagnostics, critical care diagnostics and quantitative probe tests. Chiron, through its subsidiary Ciba Corning Diagnostics Corp. ("CCD"), provides critical blood analyte systems which are used by hospitals to diagnose and monitor patients in critical care settings. Chiron also provides blood screening tests, used to detect the presence of hepatitis viruses and retroviruses, through its joint business with Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company. Chiron's therapeutics business emphasizes oncology and infectious diseases and provides products to hospitals and large clinics in the United States and Europe. Chiron's vaccine business is based primarily on the sale of pediatric and flu vaccines in Italy and other non-U.S., non-European geographic regions and to certain international health services. Chiron is also involved in the development and marketing of new pediatric and adult vaccines. Through its ophthalmic business, Chiron provides products for the surgical correction of vision, as well as intraocular implants that deliver drugs to the eye. Chiron's ophthalmic business markets its products in the United States, Europe, and other geographic regions.

    BASIS OF PRESENTATION

         The information at June 30, 1996, and for the periods ended June 30, 1996 and 1995, is unaudited, but includes all normal recurring adjustments which Chiron's management believes to be necessary for fair presentation of the periods presented. The consolidated balance sheet amounts at December 31, 1995, have been derived from audited financial statements. Certain previously reported amounts have been reclassified to conform with the current period presentation. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 31, 1995.

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

    FISCAL YEAR

         The fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. As a result, the second quarters of 1996 and 1995 represent the thirteen-week periods ended June 30, 1996, and July 2, 1995, respectively. For presentation purposes, dates used in the consolidated financial statements and notes refer to the calendar month end.

    INVENTORIES

         Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic products are valued at cost, using the first-in, first-out ("FIFO") method which is less than market value. Inventories consist of the following:

                                    JUNE 30,         DECEMBER 31,
                                      1996               1995
                                  -------------------------------
                                          (IN THOUSANDS)
         Finished goods           $   102,725         $    96,327
         Work in progress              34,936              28,794
         Raw materials                 43,793              40,820
                                  -----------         -----------
                                  $   181,454         $   165,941
                                  -----------         -----------
                                  -----------         -----------

     INCOME TAXES

         Income tax expense for the quarter ended June 30, 1996 is based on an estimated annual effective income tax rate. Income tax expense for the quarter ended June 30, 1995 includes a provision for state and foreign taxes based on estimated annual effective rates applicable to certain of the Company's subsidiaries.

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

         At the annual meeting of stockholders in May 1996, stockholders approved an amendment to the Company's restated certificate of incorporation, increasing the number of authorized common shares from 100 million to 500 milion. Subsequently, Chiron's Board of Directors declared a 4-for-1 stock split effected in the form of a dividend on the Company's common stock that was distributed on August 2, 1996, to stockholders of record on July 19, 1996. Following the distribution date, the Company increased its common stock balance by $1.3 million for the par value of the common stock issued to effect the stock split, and correspondingly reduced additional paid-in capital. All warrants, stock options and convertible bond conversion rates were adjusted for the effect of the split. All references in these financial statements to number of shares and per share amounts have been retroactively restated to reflect the increased number of common shares outstanding.

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

    ACQUISITION OF VIAGENE, INC. ("VIAGENE")

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

         The following unaudited pro forma information presents the results of operations of Chiron and Viagene for the three and six-month periods ended June 30, 1995, with pro forma adjustments as if the acquisition had been consummated on January 1, 1995. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. The pro forma information does not include the write-off of purchased in-process technology of $130.3 million related to the acquisition recognized as an expense in the third quarter of 1995.

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30, 1995           JUNE 30, 1995
                                        ---------------          -------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Total revenues                            $    284,210           $    504,713
Loss before non-recurring charges               (4,392)              (394,695)
Loss before non-recurring charges
per share                                        (0.03)                 (2.41)

    AGREEMENT WITH BEHRINGWERKE AG

         Effective July 1, 1996, Chiron purchased a 49 percent interest in the human vaccine business of Behringwerke AG, a subsidiary of Hoechst AG, for $117.2 million in cash. The final purchase price is subject to adjustment pending the completion of a final audited balance sheet. A significant portion of the purchase price is expected to be allocated to intangible assets.

         Under the terms of the agreement, Chiron has an option to purchase the remaining 51 percent interest in March 1998, 1999, 2000 or 2001, and Behringwerke AG has the option to have Chiron acquire the remaining 51 percent interest in March 2001. During the period of mutual ownership, Chiron and Behringwerke AG will operate the vaccine business as a joint venture.

    Chiron will report its share of the joint venture's results, including amortization of the aforementioned intangible assets, as equity in earnings of unconsolidated joint businesses.

3.  RESTRUCTURING AND REORGANIZATION COSTS

         During 1995, Chiron recorded $39.1 million in restructuring and reorganization charges, including $16.9 million arising from the acquisition and integration of IOLAB, representing the expected costs of integrating the acquired business with Chiron's existing business as well as write-downs of previously capitalized costs. Of the total charge of $39.1 million, $8.0 million is due to a change in plans to expand the Company's Emeryville research and development facilities, $7.7 million is related to the idling of the Company's Puerto Rico manufacturing facility and $1.0 million is related to a scale-back of manufacturing operations at the Company's Amsterdam facility. The majority of these facility-related charges, as well as $3.7 million of other facility-related charges, were paid in 1995. Of the $16.9 million recorded as a result of the acquisition of IOLAB, approximately $6.7 million related to write-downs of previously capitalized facility and inventory costs. The remaining $10.2 million consists of $5.5 million of employee termination costs and $4.7 million of lease termination and other costs. The integration process is expected to be substantially complete by the end of 1997.

         The current status of the accrued restructuring charges is summarized below:



                                                                   AMOUNT
                                                   AMOUNT OF       UTILIZED           AMOUNT TO
                                                     TOTAL         THROUGH           BE UTILIZED
                                                 RESTRUCTURING     JUNE 30,           IN FUTURE
                                                    CHARGE           1996              PERIODS
                                                 ------------     ---------         ------------
                                                               (IN THOUSANDS)

    Chiron Vision restructuring charges:
         Employee-related costs                   $    5,506      $    (5,498)      $       8
         Facility and lease termination costs          6,242           (2,759)          3,483
         Duplicate and excess inventory                3,476           (2,366)          1,110
         Other                                         1,724             (620)          1,104
                                                ------------     ------------    ------------
                                                      16,948          (11,243)          5,705

    Puerto Rico manufacturing facility                 7,650           (3,653)          3,997
    Postponement of Emeryville facility expansion      7,990           (7,990)             --
    Amsterdam manufacturing facility                   1,000           (1,000)             --
    Other facility-related                             3,718           (3,718)             --
    Other                                              1,750           (1,348)            402
                                                ------------     ------------    ------------
                                                 $    39,056      $   (28,952)      $  10,104
                                                ------------     ------------    ------------
                                                ------------     ------------    ------------



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

    JAPAN TOBACCO INC. ("JT")

         In March 1996, the Company and JT entered into a technology transfer and development agreement whereby the pharmaceutical division of JT acquired a non-exclusive, perpetual license to apply certain of Chiron's combinatorial chemistry technologies in JT's research and product development programs. Both Chiron and JT will share in certain improvements to the technology made by either party, subject to certain conditions. The agreement provides an initial technology transfer term of two years and may be extended at the option of JT for an additional two years. Through June 30, 1996, Chiron received initial collaborative research agreement revenues from JT of $7.5 million, pursuant to the agreement.

    CIBA AND FOCAL INC. ("FOCAL")

         In April 1996, Chiron, Ciba and Focal entered into an agreement in the area of restenosis, the reclosure of arteries following angioplasty.
    Chiron and Ciba will individually utilize its own cardiovascular drugs together with Focal's drug delivery technology to develop products designed to prevent restenosis. Under the terms of the agreement, Chiron and Ciba will receive exclusive worldwide rights to Focal's technology in selected restenosis fields for their respective drug compounds entered into the research program. Chiron and Ciba will be individually responsible for developing and marketing the resulting products, and Focal will retain manufacturing rights for the final products. Chiron and Ciba will jointly provide funding for certain preclinical studies, after which each company will fund development for its own products. Each company will also be individually responsible to make milestone payments to Focal for its products developed, totaling $10.0 million per product. Through June 30, 1996, Chiron paid Focal $0.3 million for its share of costs which was recorded as research and development expense.

    RIBOZYME PHARMACEUTICALS INC. ("RPI")

         In May 1996, Chiron and RPI entered into a collaboration to use RPI's ribozyme technology to determine the function of a number of genetic sequences. Chiron will select a certain number of gene sequences and RPI will synthesize ribozymes that will selectively inhibit the action of the target sequences in Chiron's assays. Chiron will have the option to develop, and, in certain circumstances, manufacture ribozymes or other products found to be important in disease pathology. Under the terms of the agreement, Chiron will pay RPI for the ribozymes used in the research and make milestone payments depending upon the number of products successfully developed. Chiron also agreed to pay RPI royalties from the sale of commercialized products. The royalty payments will be reduced by up to 50 percent of the milestone payments made as it relates to specific products.

    BEN VENUE LABORATORIES, INC. ("BEN VENUE")

         Effective May 1, 1996, Chiron sold its 50 percent interest in a generic oncology business to Ben Venue, Chiron's joint venture partner, for $14.0 million in cash, resulting in a $12.1 million gain which has been included in other income (expense), net in the accompanying consolidated statements of operations.

5.  FINANCIAL INSTRUMENTS

    FOREIGN CURRENCY CONTRACTS

         To reduce its exposure to foreign currency risk, the Company enters into forward currency contracts ("forwards") and, starting in 1996, purchases average rate put options ("options"). Forward currency contracts are used to hedge material foreign currency denominated receivables and payables, while the options are used to hedge anticipated transactions.

    The Company does not use these financial instruments for trading or speculative purposes.

         The Company has purchased, and may in the future purchase options to reduce the exchange rate impact of a strengthening U.S. dollar on the underlying hedged amounts. The Company's exposure is limited to the amount paid for the options. The cost of the options, which is recorded in other current assets, is deferred and amortized over the relevant term of the period hedged. Any corresponding gains are reported in income at the conclusion of the period hedged.

         At June 30, 1996, the notional amount of the forwards and options totaled $61.8 million and $38.2 million, respectively. The options were denominated in the following currencies: Japanese yen, French francs, Australian dollars, Canadian dollars, Belgian francs and Spanish pesetas. All option contracts expire through December 1996. The fair value of the options at June 30, 1996, based upon dealer quotes, totaled approximately $0.6 million.

    CROSS CURRENCY INTEREST RATE SWAPS

         The Company selectively enters into cross currency interest rate swaps ("swaps") through major financial institutions to modify the interest and/or currency characteristics of specific outstanding debt obligations. Each swap agreement corresponds to all or a portion of the principal balance and term of a specific debt obligation. These swap agreements involve the exchange of foreign currency denominated interest payments for U.S. dollar interest payments, based upon the terms described in the swap agreements, with an exchange of the underlying notional principal amounts upon maturity. The net difference between the interest amounts paid and received is recognized as an adjustment of interest expense. The related interest amount payable or receivable from the major financial institutions is included in other current liabilities or assets.

         In May 1996, the Company entered into a swap agreement that matures in June 1997 with a notional amount of $24.9 million. The Company effectively converted debt denominated in U.S. dollars to Japanese yen. The agreement provides for the Company to make quarterly interest payments starting June 30, 1996, based on a variable rate tied to three-month Japanese LIBOR (0.6% at June 30, 1996) while receiving interest based on a variable rate tied to three-month U.S. dollar LIBOR (5.7% at June 30, 1996).

         In July 1996, the Company also entered into swap agreements that mature in July 2001 with an aggregate notional amount of $112.6 million. The Company effectively converted debt denominated in U.S. dollars to German marks. The agreements provide for the Company to make quarterly interest payments based upon a fixed German mark rate of 6.2% while receiving interest based on a variable rate tied to three-month U.S. dollar LIBOR.

6.  LINE OF CREDIT ARRANGEMENTS

         Effective in May and subsequently July 1996, the Company entered into two separate one-year revolving, unsecured credit agreements with major financial institutions for borrowing capabilities up to $50.0 million and $100.0 million, respectively. Both credit facilities are guaranteed by Ciba and provide for various borrowing rate options, as defined in the agreements. As of June 30, 1996, no borrowings were outstanding under the $50.0 million credit facility.

7.  OPERATING LEASE

         In June 1996, the Company entered into a seven-year operating lease agreement with a group of financial institutions to rent a research and development facility to be constructed in Emeryville, California. Under the terms of the lease agreement, the financial institutions have committed $195.0 million toward the total construction cost of the project. No lease payments are required during the construction period which is expected to last less than three years.

    Thereafter, rent amounts will be due quarterly, based upon the total construction costs incurred.

         Under the lease arrangement, which has been guaranteed by Ciba through December 31, 1999, the Company has the option to purchase the constructed properties. Alternatively, Chiron can cause the property to be sold to a third party. The Company is also contingently liable, under residual value guarantees in the event of market value declines.

8.  CONTINGENCIES

         ABBOTT LABORATORIES. On December 13, 1993, Chiron filed a patent infringement action against Abbott Laboratories ("Abbott") in the United States District Court for the Northern District of California, alleging infringement of Chiron's U.S. Patent No. 5,156,949 ("the '949 patent"). The suit claims the use of recombinant envelope antigens in immunoassays for Human Immunodeficiency Virus ("HIV") antibodies. On April 1, 1996, Chiron and Ortho, Chiron's exclusive licensee under the '949 patent, entered into a settlement agreement with Abbott under which Abbott will be granted a royalty-bearing, non-exclusive license under the '949 patent and foreign counterparts thereof. It is expected that the subject litigation will be dismissed upon the execution of definitive agreements.

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

         On April 26, 1994, Abbott filed suit against Chiron in the United States District Court for the Northern District of Illinois alleging that the Company's bDNA probe assays infringed three patents licensed or acquired by Abbott from third parties. On April 1, 1996, Chiron and Abbott entered into a settlement agreement under which Chiron will be granted a royalty-bearing, non-exclusive license under the three patents in suit and the foreign counterparts thereof. It is expected that the subject litigation will be dismissed upon the execution of definitive agreements.

         BIOANALYSIS/GEN-PROBE.  On March 22, 1996, CCD filed suit in the
    United States District Court for the Southern District of California against Bioanalysis Limited, Gen-Probe Incorporated and the University of Wales College of Medicine alleging, among other things, patent infringement, intentional interference with contractual rights and breach of contract. CCD's claims arise under its 1984 license from Bioanalysis of chemiluminescent technology used by CCD in its ACS-TM- and Magic-Registered Trademark- Lite diagnostic test kits. After CCD filed suit, Bioanalysis made certain demands and counterclaims. On July 1, 1996, the parties entered into a settlement agreement. Under the terms of the settlement, among other things, CCD and Bioanalysis have entered into an amended and restated license, CCD and Gen-Probe Incorporated agreed to certain cross-licenses, and each of the actions brought among the parties has been dismissed.

         DANIEL W. BRADLEY. On December 20, 1994, Dr. Daniel W. Bradley, a former scientist at the U.S. Centers for Disease Control (the "CDC") brought suit in the United States District Court for the Northern District of California against Chiron, Ortho, certain employees of Chiron, and the United States government. Subsequently, Bradley dismissed the United States as a defendant. Bradley, who collaborated with Chiron scientists on the research that led to the discovery of HCV, alleged he has been wrongly excluded as an inventor of HCV. He requested various forms of relief, including declarations that he was an inventor of Chiron's patents related to HCV and that these patents were unenforceable. Bradley further sought monetary damages and a constructive trust on all past and future profits, as well as penalties under federal and state Racketeering and Corrupt Organization (RICO) statutes. On July 15, 1996, the Court dismissed Bradley's complaint with prejudice and without further leave to amend.

         EVANS. Biocine S.p.A. ("Biocine") filed an action against Evans Medical Limited (a division of Medeva plc) ("Evans") in the Tribunal of Milan on October 23, 1995, alleging invalidity of Evans' Italian counterpart to its European Patent No. 0 162 639 ("the '639 patent"), allegedly relating to the p69 antigen of BORDATELLA PERTUSSIS. Biocine later filed a claim against Evans with the Milan court which seeks a judgment establishing that Biocine's Acelluvax-TM- and Acelluvax-TM- DTP vaccines do not infringe the Italian counterpart to the '639 patent. Evans' response to the Milan actions, filed in February 1996, asserts that Biocine's vaccines infringe the '639 patent. The Milan court has appointed a technical consultant to investigate issues raised in this dispute. Also, in February 1996, Chiron and Chiron B.V. filed an action alleging invalidity and non-infringement of Evans' Dutch equivalent to the '639 patent in the District Court of The Hague in The Netherlands. On April 4, 1996, a similar claim was filed by Chiron against Evans' U.K. equivalent to the '639 patent in the High Court of Justice, Chancery Division, Patents Court of the U.K. SmithKline Beecham Biologicals S.A. ("SKBB"), Evans' exclusive licensee to the '639 patent for England and Wales, and Medeva plc were also named as defendants. In July 1996, Chiron was served with a suit filed by Evans in the United States District Court for the Eastern District of Texas. This suit claims that Chiron infringes the U.S. counterpart of the '639 patent. Evans seeks a permanent injunction, plus damages. Chiron believes that the Biocine vaccines do not infringe any valid claim of the '639 patent or its counterparts. Biocine previously had opposed issuance of the '639 patent before the European Patent Office ("EPO") and, along with other parties, has appealed the EPO opposition decision which maintained the patent in amended form.

         INTERNATIONAL MUREX TECHNOLOGIES CORPORATION. Chiron, Ortho, and certain Ortho affiliates have been involved in a series of legal actions against subsidiaries of International Murex Technologies Corporation ("IMTC"). Beginning on March 2, 1992, Chiron, Ortho and Ortho Diagnostics Systems, Ltd. ("Ortho Ltd."), brought two successive actions in the High Court for England and Wales against Murex Diagnostics, Ltd. ("MD"), alleging infringement of Chiron's U.K. Patent No. 2,212,511 ("the '511 patent") which covers certain HCV immunodiagnostic tests. On May 27, 1994, the High Court granted judgment for Chiron, Ortho and Ortho Ltd., holding the '511 patent valid and infringed, and ordered MD to pay damages in an amount to be determined. On November 30, 1994, the High Court granted Chiron's, Ortho's and Ortho Ltd.'s request for an injunction. Both MD and the Chiron/Ortho parties appealed various aspects of the High Court's judgments. In rulings on November 2 and 7, 1995, the U.K. Court of Appeal held that, with the exception of one claim, the '511 patent is valid and infringed, and that Chiron could amend the patent by deleting the invalid claim, thus allowing damages proceedings in the High Court to continue. The Court of Appeal also reversed a ruling by the High Court that MD had a defense to the damages claimed by Ortho Ltd. prior to October 13, 1993 on the basis of provisions in a licensing agreement between Chiron and Ortho. The Court of Appeal denied all parties leave to appeal to the House of Lords. Nevertheless, the parties have applied directly to the House of Lords for leave to appeal. While the Appeal Committee of the House of Lords has granted preliminary leave to appeal, it is not known when the House of Lords will make a final decision regarding leave to appeal.

         On February 16, 1996, the High Court ordered MD to make an interim damages payment of 6.0 million British pounds to the Chiron/Ortho parties by February 23, 1996. On February 22, 1996, MD made it known that it had changed its name to Specialist Diagnostics Ltd. ("SDL"), and filed a petition for voluntary liquidation. The High Court has ordered that a damages inquiry be held with respect to SDL in November 1996. It is not known how much (if any) of the original 6.0 million British pounds interim award or any further damages award will be collected from the allegedly insolvent SDL, or when such collection could be effected.

         Infringement proceedings against IMTC subsidiaries on German and European patents corresponding to the '511 patent were also brought by Chiron (and in some cases with Ortho and/or its affiliated companies) in Germany, Italy, The Netherlands and Belgium. On January 23, 1995, Chiron was granted an injunction in Germany by the Dusseldorf District Court on Chiron's German and European patents for HCV. On May 8, 1995, Chiron was granted a cross-border preliminary injunction by the District of The Hague in The Netherlands based on Chiron's European HCV patent, preventing infringement by IMTC subsidiaries in The Netherlands, Belgium, France, Spain and Luxembourg. An infringement action also has been brought against IMTC and certain of its subsidiaries in the Federal Court of Australia, New South Wales District Registry, in response to a suit seeking revocation of the Australian counterpart of the '511 patent. Trial in the Australian litigation commenced on June 24, 1996.

         On April 11, 1996, the Opposition Division of the EPO upheld Chiron's European HCV patent (Pat. No. 0 318 216) ("the '216 patent") in amended form over the oppositions of MD/SDL, United Biomedical, Inc., F. Hoffmann-La Roche & Co. AG., Behringwerke AG and the Research Foundation for Microbial Diseases of Osaka University. The Opposition Division's decision is subject to appeal.

         On March 5, 1996, IMTC filed a complaint against Chiron, Johnson
    & Johnson ("J&J"), Institut Pasteur and Abbott Laboratories with the European Commission in Belgium ("EC"), alleging violations of Articles 85 and 86 of the EC Treaty and Articles 53 and 54 of the European Economic Area Agreement concerning licensing practices under Chiron's '511 patent and the '216 patent. The EC complaint charges that Chiron and J&J have entered into license agreements with competitors which constitute market sharing and price fixing in the HCV and other blood testing fields, thus abusing an allegedly dominant position in the HCV market. IMTC claims that Chiron's HCV patents constitute an "essential facility" which must be "freely licensed on reasonable commercial terms." The EC complaint seeks, among other things, interim measures in the form of a compulsory license from Chiron to IMTC applicable in all European Union member states for the manufacture of HCV antigen and nucleic acids for immunodiagnostic reasons. The EC has taken no formal action on IMTC's complaint to date.

         On June 11, 1996, Murex Diagnostics Australia, Pty. Limited ("MDAUS") filed an action against Chiron and Ortho in the Federal Court of Australia, New South Wales District Registry, General Division, alleging violation of the Australian 1974 Trade Practices Act and seeking an order which would restrain Chiron and Ortho from engaging in allegedly anti-competitive activities in connection with their HCV tests. MDAUS further seeks orders under which it would be granted, among other things, a license to manufacture, import, supply, and sell certain MDAUS HCV products in Australia, and damages. Chiron expects to file its defenses to this action in August 1996.

         SICOR. As of April 10, 1996, Chiron entered into a settlement agreement which will result in dismissal of a 1991 lawsuit filed in the United States District Court for the Northern District of California against Cetus Oncology Corporation ("Cetus"), Ben Venue Laboratories, Inc. ("Ben Venue"), Cetus Ben Venue Therapeutics ("CBVT") and Erbamont, Inc. ("Erbamont") and its affiliates by Alco Chemicals, Ltd. ("Alco") and Sicor, S.p.A. ("Sicor"). The Sicor complaint alleged breach of a CBVT contract to purchase bulk doxorubicin from Sicor, as well as antitrust violations and interference with contract and prospective advantage, and sought unspecified damages. Cetus denied any entitlement to recovery in this lawsuit and had filed counterclaims. In February 1995, Sicor and Alco filed a further action in the United States District Court for the Northern District of California and an arbitration against CBVT for amounts allegedly owed by CBVT to Sicor and Alco for the supply of doxorubicin, plus interest and attorneys' fees. Under the April 10, 1996 settlement agreement, each of the actions brought among the parties was dismissed with prejudice.

         SMITHKLINE BEECHAM BIOLOGICALS S.A. ("SKBB"). Chiron owns issued European Patent No. 0 120 551 ("the '551 patent") which relates to yeast expression vectors containing foreign gene sequences including, for example, Hepatitis B virus ("HBV") surface antigen, and expression methods
    thereof.   Chiron also owns European Patent No. 0 460 716 ("the '716
    patent") which contains related claims. Chiron believes that SKBB's Engerix-B-Registered Trademark- vaccine against HBV infringes the

    '551 patent and the '716 patent. In April 1996, SKBB filed suit against Chiron in the Tribunal of First Instance of Brussels seeking a declaration that the '551 and '716 patents are: (1) null and void in Belgium; and (2) not infringed by SKBB in a variety of European countries. SKBB also filed an application for preliminary relief which, if granted, would suspend the effects of the '551 and '716 patents and would allow SKBB to continue production and commercialization of Engerix-B-Registered Trademark- in all designated countries until a decision on validity and infringement is rendered. A substantive hearing on SKBB's preliminary relief application is expected to be held in October 1996.

         STOCKHOLDER LITIGATION. In November 1994, Chiron, its directors, and certain of its officers were sued in three essentially identical lawsuits filed as class actions on behalf of Chiron stockholders, alleging that the directors had violated their fiduciary duty by failing to maximize stockholder value in connection with the series of transactions affected with Ciba-Geigy, Ltd. which were announced on November 20, 1994. Two of the actions filed respectively on November 14, 1994 and November 22, 1994 (HANNA V. CHIRON CORP., ET AL., C.A. NO. 13874, AND DEZUBE V. CHIRON CORPORATION ET AL., C.A. 13896) were filed in the Court of Chancery of the State of Delaware in and for New Castle County. These complaints sought injunctive relief, rescission and attorneys' fees. Plaintiff in the HANNA action additionally sought damages in an unspecified amount. Plaintiff in the DEZUBE action additionally sought an accounting. The complaints were answered by all defendants, who deny the material allegations of the complaints. The third action was filed in the Superior Court of California, Alameda County, Northern Division, on December 1, 1994 (PERERA ET AL., V. CHIRON CORPORATION ET AL., C.A. NO. 744522-2). Plaintiffs there sought injunctive and declaratory relief, and an accounting, costs and disbursements, including attorneys' and experts' fees, and other relief.

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

         Plaintiffs and all of the defendants other than the Ciba Defendants entered into an agreement to settle the Federal Action on a class-wide basis, subject to approval by the Court. Under the terms of that settlement agreement, Chiron has paid attorneys fees and expenses to plaintiffs' counsel and agreed to redeem or otherwise render ineffective the stockholder rights plan created under that certain Rights Agreement dated as of August 25, 1994, as amended. Chiron has no other obligations under the settlement agreement. The HANNA and DEZUBE actions are to be dismissed as moot following approval of the settlement and dismissal of the Federal
    Action. The settlement received final approval of the court on May 21, 1996.

         SUMMIT TECHNOLOGY, INC. On June 11, 1996, the German Federal Patent Court dismissed an action filed by Chiron Technolas, a subsidiary of Chiron Vision, which sought to invalidate the German part of a European patent held by an affiliate of Summit Technology, Inc. a manufacturer of ophthalmic lasers. The Company is considering whether to appeal this decision. Summit's German patent is also the subject of a separate infringement action filed on September 24, 1994 by Summit against Chiron Technolas and another subsidiary of Chiron Vision, Chiron Adatomed, in the German Regional Court. The Regional Court granted judgment for Summit in August 1995, including an injunction, and awarded damages in an amount to be determined. The Company's appeal of the judgment is pending.

         UNITED BIOMEDICAL, INC. On May 4, 1994, Chiron instituted summary legal proceedings against Organon Teknika, B.V., Akzo Pharma, B.V., subsidiaries of Akzo N.V. (all subsidiaries of Akzo N.V. (collectively referred to as "Organon")), and United Biomedical, Inc. ("UBI"), the supplier of Organon's HCV antigens and kits, in the District Court of The Hague, The Netherlands, alleging infringement of the '216 patent as a result of the defendants' manufacture and sale of HCV immunoassay kits. On July 22, 1994, Chiron was granted a cross-border preliminary injunction against further infringement, including sale of the UBI kit, by Organon in Austria, Belgium, Switzerland, Germany, Spain, France, Italy, Liechtenstein, Luxembourg, The Netherlands and Sweden. Organon and UBI appealed the injunction. The '216 patent and the '511 patent both are described under the heading INTERNATIONAL MUREX TECHNOLOGIES CORPORATION above. Chiron, Ortho, Ortho Ltd. and Organon settled all European HCV litigation pending between them on October 9, 1995, and Chiron and Ortho were compensated for past infringement. UBI did not participate in the settlement and has been ordered to pay Ortho Ltd. damages by the U.K. Court of Appeal, along with Murex, as described above. A damages inquiry has not yet been scheduled.

         OTHER MATTERS. The Company is party to other matters of litigation, certain of which is described in Item 3, Legal Proceedings, on page 10 of the Company's report on Form 10-K for the period ended December 31, 1995, and as to which there have been no material changes since such Form 10-K was filed.

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

    Chiron is a science-driven healthcare company that applies biotechnology and other techniques of modern biology and chemistry to develop, produce and sell products intended to improve the quality of life by diagnosing, preventing and treating human disease. Chiron participates in four human healthcare markets: diagnostics, including blood screening tests, automated immunodiagnostic systems, critical blood analyte systems and new quantitative probe tests; therapeutics, with an emphasis on oncology, serious infectious diseases and critical care diseases; adult and pediatric vaccines; and ophthalmic surgical products, including instruments and devices used for the surgical correction of vision and an intraocular implant to deliver drugs into the eye. Chiron also develops or acquires new technologies, employing these technologies to discover and develop new products for the Company or for its partners.


RESULTS OF OPERATIONS

Revenues

    The Company's revenues are derived from a variety of sources, including product sales, joint business arrangements, collaborative agreements and product royalty agreements. Product sales, Chiron's largest revenue category, consists of the following product lines for each of the three-month and six-month periods ended June 30:

                                    Three Months              Six Months
                                   Ended June 30,           Ended June 30,
                                  1996       1995          1996       1995
                                  ----       ----          ----       ----
                                            (In thousands)

    Diagnostic products        $ 143,132  $ 137,826     $ 277,484  $ 265,267
    Ophthalmic products           59,513     52,436       104,454     76,756
    Vaccine products              19,472     19,591        40,306     35,435
    Betaseron-Registered
    Trademark- sales              12,251     22,400        33,142     24,216
    Oncology products             15,671     15,168        31,820     27,936
    Other products                 1,049        912         2,141      2,632
                               ---------  ---------     ---------  ---------
                               $ 251,088  $ 248,333     $ 489,347  $ 432,242
                               ---------  ---------     ---------  ---------

    As Chiron continues to expand its presence in international markets, particularly European markets, seasonal fluctuations in product sales and the related gross profit amounts have become more significant. For this reason, revenues and gross profit amounts from certain product lines are generally higher in the first half and fourth quarter of the year. As a result, Chiron's results in any one quarter are not necessarily indicative of results to be expected for a full year.

    Diagnostic product sales include direct sales and sales-type leases of fully-automated, random-access immunodiagnostic (ACS-TM-) testing systems and reagents for these systems, as well as sales of critical blood analyte systems (CBA-TM-), clinical chemistry products and manual immunodiagnostic systems. Sales of diagnostic products increased in both the second quarter and first half of 1996 over that of 1995 primarily due to growth in immunodiagnostic product sales resulting from increased penetration of the instruments market and increased sales volume resulting from increased system placements and an expanded menu of tests on the ACS-TM- system, partially offset by reduced sales of manual immunodiagnostics.

    Sales of ophthalmic products increased for both the second quarter of 1996 and on a year-to-date basis as compared to 1995 due to increased phacoemulsification and viscoelastic product sales as well as growth in intraocular lens sales as a result of the March 1995 acquisition of the surgical product division of IOLAB from Johnson & Johnson, and the continuing evolution in the marketplace favoring foldable lens technology-based products. In addition, during the first quarter of 1996, Chiron received approval by the U.S. Food and Drug Administration ("FDA") to market its Vitrasert-TM- Implant (Cytovene-Registered Trademark-; Roche Laboratories) product, the first drug delivery system to provide local, sustained therapy for the eye. The Company recorded $4.8 million and $5.9 million of Vitrasert-TM- Implant sales during the second quarter and first six months of 1996, respectively.

    Vaccine product sales consist of sales of pediatric and adult vaccines primarily in Italy and to international public health organizations by Chiron's Biocine S.p.A. subsidiary ("Chiron Biocine"). Chiron Biocine's vaccine products include Acelluvax-Registered Trademark-, a recombinant acellular pertussis vaccine; Agrippal-Registered Trademark-, a flu vaccine; and Polioral-TM-, an oral polio vaccine. Vaccine product sales remained relatively constant between the second quarter of 1996 and 1995 as a result of the temporary idling of Chiron's Italian vaccine facilities to allow for the expansion of existing capacity and to prepare the FDA filing for commercial production of a new genetically engineered acellular pertussis vaccine, combined with diptheria and tetanus ("DTaP"). On a year-to-date basis, the increase in Chiron Biocine's vaccine product sales in 1996 over 1995 is due to Chiron Biocine's expansion into new export markets for its polio vaccine as well as additional sales of Chiron Biocine's DTaP vaccine in Italy.

    Under the terms of a development and supply agreement with Schering AG, Germany ("Schering"), and its U.S. affiliate, Berlex Laboratories, Inc. ("Berlex"), Chiron manufactures Betaseron-Registered Trademark- (interferon beta-1b) for Berlex. Under the terms of the agreement, Chiron earns a partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and a subsequent payment upon Berlex's net sales of the product. Betaseron-Registered Trademark- product sales during the second quarter of 1996 are comprised of secondary revenues arising from net sales by Berlex, revenues from product shipped to Schering for its Canadian and European markets, and revenues for Betaseron-Registered Trademark- distributed by Schering for use in an early access program for European patients prior to commercial approval in Europe. Betaseron-Registered Trademark- product sales during the second quarter of 1995 relate primarily to initial payments for shipments of Betaseron-Registered Trademark- product to Berlex. On a year-to-date basis, Betaseron-Registered Trademark- sales increased in 1996 compared to 1995 primarily due to secondary revenues arising from net sales by Berlex, and European revenues arising from product distributed by Schering for use in an early access program for European
patients.   Chiron elected not to ship Betaseron-Registered Trademark- product for the U.S. market to Berlex during the second quarter of 1996 pending FDA approval of labelling changes. The changes have not been finalized and, therefore, Chiron may not ship Betaseron-Registered Trademark- product to Berlex for the U.S. market during the third quarter of 1996. Chiron will receive secondary revenues from Berlex's final net sales of Betaseron-Registered Trademark- and revenues from sales into non-U.S. markets in the third and fourth quarters of 1996.

    Future levels of Chiron's Betaseron-Registered Trademark- shipments will depend upon the rate at which new patients are enrolled from existing and future markets, the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-Registered Trademark-, and the impact of competing products, including another beta interferon product that was approved for sale in the U.S. during the second quarter of 1996. Chiron anticipates that 1996 shipments of Betaseron-Registered Trademark- will be lower than 1995 levels, however, reported revenue from Betaseron-Registered Trademark- will be approximately equal to, or slightly less than, that of 1995. Based upon the level of inventories carried by Berlex, the timing of future shipments to Berlex in 1996, and the related revenue, may vary by quarter.

    Sales of oncology products, principally Proleukin-Registered Trademark-(aldesleukin, interleukin-2), increased during the three and six-month periods ended June 30, 1996, over the same periods in 1995, primarily due to increased unit sales. Average worldwide selling prices remained roughly constant between the second quarters of 1996 and 1995, but increased for the first six months of 1996 compared to 1995.

    The Company markets many of its commercial products internationally. As a result, product revenues in almost all product lines are affected by fluctuating foreign currency exchange rates. Foreign product sales were approximately $141.2 million and $274.8 million for the three-month and six-month periods ended June 30, 1996, respectively, versus $129.9 million and $247.4 million for the three-month and six-month periods ended June 30, 1995, respectively. International sales of diagnostic and ophthalmic products accounted for the majority of the increase in foreign product sales between periods. For the three-month and six-month periods ended June 30, 1996, approximately 56 percent of Chiron's product sales were denominated in foreign currencies. Product sales would have been approximately three percent higher for the second quarter of 1996 if currency exchange rates had remained constant with the comparable period in 1995. For the first six months of 1996, the net effect of changing foreign currency exchange rates did not significantly impact product sales when compared with 1995. Changing currency exchange rates have had, and will continue to have, an impact on Chiron's results. The Company's other revenues, discussed below, are largely denominated in U.S. dollars but are impacted by the Company's joint partners' and collaborators' non-U.S. operations.

    Chiron's one-half interest in the pretax operating earnings of its joint diagnostic business with Ortho Diagnostic Systems, Inc. ("Ortho") represents the largest component of joint business revenues. The joint business receives a royalty from Abbott Laboratories ("Abbott") for Abbott's sales of hepatitis C virus ("HCV") tests which use the Chiron technology and which compete directly with tests marketed by Ortho. Results from the joint venture are recorded by Chiron on a one-month lag based upon estimates supplied by Ortho and are subject to a final annual accounting during the first quarter of the subsequent year. During the second quarter of 1996, the joint venture recorded increased sales from the introduction of a new HIV antigen test. This increase, as well as increased royalties received from Abbott's sales of HCV tests, was offset by increased sales and marketing costs associated with the introduction of Ortho's new HIV antigen test and by reduced profits from sales to Ortho's foreign affiliates. Chiron's share of the pretax earnings of the joint business increased by $4.1 million in the first six months of 1996 as compared to 1995, primarily due to adjustments arising from the final 1995 accounting. In addition, the joint venture experienced a growing volume of HCV tests sold to overseas markets and increased royalties received from Abbott's sales of HCV tests. These increases more than offset a reduction between periods in gross profit margins and an increase in sales and marketing, and research and development expenses.

    Collaborative agreement revenues consist of fees received for research services as they are performed, fees received for completed research or technology, fees received upon attainment of benchmarks specified in the related research agreements, and proceeds from sales of biological materials to research partners for clinical and preclinical testing. Collaborative agreement revenues for the second quarter and first six months of 1996 increased when compared to the comparable periods of 1995. The increase between periods is primarily attributable to $15.0 million and $31.0 million received during the second quarter and first six months of 1996, respectively, from Ciba-Geigy Limited of Basel, Switzerland ("Ciba") under the terms of a research funding agreement. In 1995, Ciba agreed to provide $250 million (which may be increased up to $300 million subject to certain conditions) in support of research at Chiron. Chiron anticipates continued utilization of the research funding provided by Ciba under the terms of the research funding agreement.

    Also contributing to the increase in collaborative agreement revenues are amounts earned by Chiron's wholly owned subsidiary, Viagene, Inc. ("Chiron Viagene") which was acquired in September 1995. During the second quarter and first six months of 1996, Chiron recognized revenues of $2.4 million and $4.6 million, respectively, from Chiron Viagene's collaborative agreement with Green Cross Corporation of Japan for HIV gene therapy research and clinical development. In addition, during the first six months of 1996, Chiron received initial revenues of $7.5 million from Japan Tobacco Inc. ("JT") pursuant to the terms of a technology transfer and development agreement whereby the pharmaceutical division of JT acquired a non-exclusive, perpetual license to apply certain of Chiron's combinatorial chemistry technologies in JT's research and product development programs.

    Other revenues consist principally of product royalties, government grants and sales fees earned by the Company for sales and marketing services rendered on behalf of Ciba. Other revenues increased in the second quarter and first six months of 1996 primarily due to increased sales fees received from Ciba for sales of Aredia-Registered Trademark- (pamidronate disodium), as well as increased nucleic acid probes reference laboratory service revenues and the first royalties to Chiron from Schering's European sales of Betaferon-TM-. A portion of the growth in Aredia-Registered Trademark- sales fees during the second quarter of 1996 is due to customer anticipation of a scheduled price increase effective July 1, 1996. Chiron currently promotes Aredia-Registered Trademark- for Ciba on an exclusive basis in the U.S. under the terms of a contract which expires in March 1997. Ciba has informed Chiron that it will resume marketing of the product following the expiration of the contract. Chiron and Ciba are negotiating the transition of the marketing responsibilities for Aredia-Registered Trademark-, including whether Chiron will have any ongoing role in the promotion of the product.

Costs and Expenses

    Although product sales increased for the second quarter of 1996 compared to 1995, cost of sales decreased between periods. On a year-to-date basis, cost of sales increased consistent with the increase in product sales between years.
For both the three months and six months ending June 30, 1996, gross profit margins increased to 57 percent from 56 percent and 54 percent, respectively, for the comparable periods in 1995. The gross profit margin increased during the second quarter of 1996 and on a year-to-date basis due to the impact of additional higher-margin revenues received from Berlex's net sales of Betaseron-Registered Trademark-, and European Betaseron-Registered Trademark-revenues arising from product distributed by Schering for use in an early access program for European patients. Also contributing to the increase in gross profit margins are improved margins arising from ophthalmic sales of viscoelastic products and an improved ophthalmic product mix. These increases in gross profit margin were partially offset by reduced margins on vaccine sales arising from the costs of temporarily idled manufacturing facilities in Italy. Gross margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve and as the costs of new facilities are included in cost of goods sold.

    Research and development expenses increased in the second quarter and first six months of 1996, as compared to 1995, partially due to the Company's acquisition of Chiron Viagene in the third quarter of 1995.
Chiron Viagene is engaged in the discovery and development of gene transfer drugs for the treatment of severe viral infections, cancers and other diseases and added $4.2 million and $9.1 million of research and development expense during the second quarter and first six months of 1996, respectively. In addition, research and development expense increased by $4.5 million and $6.3 million during the second quarter and first six months of 1996, respectively, due to Chiron's effort to obtain FDA approval of its DTaP vaccine. During the second quarter and first six months of 1996, Chiron incurred an additional $3.5 million and $6.7 million related to continued development of improvements to existing immunodiagnostic instrument systems as well as continued development of the branched DNA probe tests, used to quantify levels of virus and other indicators of disease. Also contributing to the increase during the second quarter of 1996 is an additional $5.8 million as a result of ongoing basic research efforts focused on identifying potentially promising new drug compounds.

    Partially offsetting these increases to research and development expense during the first six months of 1996 are the following items, recognized as research and development expense pursuant to collaborative arrangements with other pharmaceutical and biotechnology companies in the first six months of 1995:

    - The Company paid $8.8 million to G.D. Searle & Co. for the development and marketing of Tissue Factor Pathway Inhibitor products;
    - Chiron made a $3.5 million milestone payment to DepoTech Corporation ("DepoTech") for the research, development and marketing of products incorporating certain drug delivery technologies developed by DepoTech;

    - An initial license payment of $2.5 million was paid by Chiron to Progenitor, Inc. ("Progenitor"), pursuant to a collaboration for the development and commercialization of therapeutic and vaccine products incorporating Progenitor's proprietary gene therapy technology;
    - The Company reached an agreement with Genelabs Technologies, Inc. ("Genelabs"), whereby Chiron and Genelabs cross-licensed certain rights to HCV virus, hepatitis G virus, human T-cell leukemia virus - I and human T-cell leukemia virus - II diagnostic tests. From payments totaling $8.5 million, approximately $6.4 million was recognized as expense during the first six months of 1995;
    - Chiron made a $5.0 million initial payment to New York University ("NYU") under an agreement whereby Chiron and its sublicensee, Ciba, acquired certain rights to NYU's optical gene mapping technology.

    Selling, general and administrative expenses ("SG&A expenses") increased in the second quarter and first six months of 1996 over the same periods of 1995 primarily due to additional sales and marketing efforts related to branched DNA probe tests, critical blood analyte and immunodiagnostic instrument systems. SG&A expenses in the ophthalmic business were also higher in 1996 due to the acquisition of IOLAB in March 1995 and increased costs related to an expanded ophthalmic sales force, resulting from the integration of Chiron's operations with IOLAB. Selling and marketing expenses represent the largest portion of total SG&A expenses, as Chiron devoted significant resources to support sales volumes in its product lines.

    In the second quarter of 1995, the write-off of purchased in-process technology consists of $1.8 million from an increase in Chiron's ownership of Technolas GmbH, a German laser business. In the first six months of 1995, the write-off of purchased in-process technology also includes $220.4 million for the acquisitions from Ciba of Ciba Corning Diagnostics Corp. ("CCD") and Ciba's interests in Biocine S.p.A. and The Biocine Company ("Chiron Biocine Company"), and $10.3 million for the acquisition of IOLAB.

    In 1995, costs related to the Ciba transaction consist primarily of employee payments and related tax liabilities and legal and investment advisor fees.

    Restructuring and reorganization costs for the first six months of 1995 represent certain accrued costs of integrating the acquired businesses with Chiron's existing businesses, costs related to the idling of the Company's Puerto Rico manufacturing facility and the scaling-back of manufacturing operations at the Company's Amsterdam facility, and costs related to the write-down of duplicate facilities at the Company's Emeryville, California, headquarters. Also included was a charge related to the change in plans to expand the Company's Emeryville research and administrative facilities.

Other Items

    Other income (expense), net, consists primarily of investment income on the Company's cash and investment balances and interest expense on convertible subordinated debentures, other debt and capital leases. Other income (expense), net, was negatively effected during the second quarter and the first half of 1996 over the comparable periods of 1995 by reduced investment income arising from lower cash balances in the Company's investment portfolio. This reduction was more than offset by a $12.1 million gain arising from the sale of the Company's one-half interest in a generic cancer chemotherapeutics business, effective May 1, 1996.

    Through May 1, 1996, Chiron recognized $2.5 million of equity in earnings of joint businesses from its one-half interest in the generic cancer chemotherapeutics business that is described above. During the six months ended June 30, 1995, Chiron recognized $1.3 million of equity in earnings.

    The provision for income taxes in the second quarter and the first half of 1996 is based on an estimated annual effective income tax rate. The provision for income taxes in the second quarter and the first half of 1995 was comprised primarily of foreign taxes on certain foreign operations of the Company. Substantially all of the write-off of purchased in-process technologies was not deductible for income tax purposes and thus did not create a tax benefit in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements are generally funded from public and private sales of equity and debt. In addition to these sources of capital, future capital requirements may be financed through a combination of debt, utilization of research funding from Ciba, possible off-balance sheet financing (such as R&D limited partnerships and operating leases), and the use of existing cash and investment balances. Until required for operations, Chiron's policy is to keep its cash and investments, which totaled approximately $170.0 million at June 30, 1996, in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, or other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with maturities in excess of one year are presented on the balance sheet as noncurrent investments.

    Chiron attempts to reduce its exposure to fluctuations in foreign currency exchange rates by entering into forward currency contracts ("forwards") and average rate put options ("options"). Forwards are used to hedge balance sheet exposure resulting from completed transactions denominated in a foreign currency, and options are used to hedge anticipated transactions. Forward contracts are settled quarterly and currently outstanding option contracts mature within six months. As of June 30, 1996, the Company held forward and option contracts totaling $61.8 million and $38.2 million, respectively.

    In future periods, Chiron expects to incur substantial capital spending consistent with the Company's commitment to expand its manufacturing capacity for specific products. Through the six months ended June 30, 1996, Chiron continued the expansion of certain vaccine production facilities in Italy as well as the planned expansion of its research and development and certain administrative facilities in Emeryville. The expansion of the Emeryville facilities is projected to occur in stages over the next thirty years. In June 1996, Chiron entered into a seven-year operating lease agreement with a group of financial institutions to rent a research and development facility to be constructed as part of the Emeryville expansion project. Under the terms of this agreement, the financial institutions have committed $195.0 million towards the total construction cost of the project. No lease payments will be required during the construction period which is expected to last less than three years.

    Effective in May and July, 1996, Chiron expanded its short-term borrowing capacity by entering into two separate one-year revolving, unsecured credit agreements with major financial institutions for borrowing capabilities up to $50.0 million and $100.0 million, respectively. The new credit facilities are guaranteed by Ciba and provide for various borrowing rate options, as defined in the agreements.

    During 1996, Chiron selectively entered into cross currency interest rate swaps ("swaps") to modify the interest and/or currency characteristics of specific outstanding debt obligations. During the second quarter of 1996, Chiron entered into a one-year swap agreement with a notional amount of $24.9 million, effectively converting debt denominated in U.S. dollars to Japanese yen and lowering the effective variable interest rate. During July 1996, Chiron also entered into swap agreements that mature in July 2001 with an aggregate notional amount of $112.6 million, effectively converting debt denominated in U.S. dollars to German marks and modifying the interest rate from a variable rate to a fixed German mark rate of 6.2 percent.

    In July 1996, Chiron purchased a 49 percent interest in the human vaccine business of Behringwerke AG, a subsidiary of Hoechst AG, for $117.2 million in cash. This amount is subject to adjustment pending the completion of a final audited balance sheet. Under the terms of the agreement, Chiron has an option to purchase the remaining 51 percent interest over the next five years and Behringwerke AG has the option to have Chiron acquire the remaining interest in March 2001. In addition, during the first quarter of 1996, Chiron entered into a binding heads of agreement with a third party pursuant to which Chiron expects to invest approximately $30.0 million for a combination of preferred stock and debt. Consummation of this transaction is subject to the negotiation and execution of definitive agreements, as well as regulatory approvals and customary closing conditions.

    Chiron's liquidity may be further impacted in future periods by its decision to fund its share of expenses in certain of its joint ventures and collaboration agreements. Over the next several years, Chiron anticipates funding collaborations with a number of research partners, and may make additional equity investments in collaborative partners.

    During the six months ended June 30, 1996, cash and cash equivalents decreased by $20.0 million. Of this amount, $5.6 million was used in the Company's operating activities, compared to $76.9 million used during the six months ended June 30, 1995.

    Investing activities consumed cash of $21.0 million during the first six months of 1996, versus $10.0 million in 1995. During 1996, net sales of marketable debt securities and capital expenditures totaled $33.6 million and $55.4 million, respectively, versus $128.8 million and $49.1 million, respectively, during 1995. Additionally, in 1995 Chiron received $14.2 million, net of cash paid, through its acquisition of CCD, Biocine S.p.A. and Chiron Biocine Company and paid $95.0 million in cash for the acquisition of IOLAB. In 1996, Chiron received $14.0 million from the sale of its one-half interest in a generic cancer chemotherapeutics business.

    Cash provided by financing activities of $6.6 million during the first six months of 1996 reflects cash proceeds of $29.2 million received from the exercise of stock options and issuance of stock under the Company's employee stock purchase plan, offset by net debt payments of $22.6 million. Cash provided by financing activities of $84.1 million during the comparable period in 1995 includes approximately $53.7 million primarily related to borrowings under a line of credit arrangement, and a capital contribution of $24.8 million pursuant to the 1995 agreements with Ciba.

    Chiron believes that its cash and investments, funds provided by operations, and funding arrangements discussed above, together with Ciba's agreement in 1995 to guarantee $425.0 million of new debt for Chiron and Chiron's option to issue up to $500.0 million of new equity to Ciba, will be sufficient to meet its cash requirements during the upcoming twelve months and through the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    Chiron wishes to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Chiron's actual results and could cause Chiron's actual consolidated results for the third quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Chiron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

    - Delays, difficulties or failure in obtaining regulatory approval (including approval of its facilities for production) for the Company's products. These may include, for example, approval of the Company's Italian manufacturing facilities and processes as satisfying FDA requirements for production of the Company's DTaP vaccines, and approval for Myotrophin, a drug under development by Chiron and Cephalon, Inc., for which additional clinical trials may be required by the FDA.
    - Inability to maintain or initiate third party arrangements which generate revenues, in the form of license fees, research and development support, royalties and other payments, in return for rights in technology or products under development or services provided by the Company.
    - The issuance and use of patents and proprietary technology by Chiron and its competitors, including the possible negative effect on the Company's ability to develop, manufacture and sell its products if it is unable to obtain licenses to patents which may be required for such products.
    - Delays or difficulties in developing and acquiring technology and technical and managerial personnel to manufacture and/or deliver the Company's products in commercial quantities at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.
    - The ability and willingness of customers to substitute competitive products for the Company's products once other products for similar indications are approved for marketing. For example, another beta interferon product was approved for sale in the U.S. in the second quarter of 1996.
    - Difficulties in obtaining key raw materials and supplies for the manufacture of the Company's products.
    - Increased costs of development, regulatory approval, manufacture, sales, and marketing associated with the introduction of novel products and fluctuation of such costs between periods.
    - Difficulties in launching or marketing the Company's products, many of which are novel products based on biotechnology, and unpredictability of customer acceptance of such products.
    - Continued flattened growth rate in the Betaseron-Registered Trademark-customer base in the U.S.; the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-Registered Trademark-; the impact of competing products, including another beta interferon product; pricing, promotional and marketing decisions by the Company's partner, Schering.
    - Continued lower product margins resulting from the Chiron-Ortho joint business' renegotiated contract with the American Red Cross; changes in the product mix whereby the proportion of higher margin HCV tests sold relative to other lower margin products is less; expanding sales of competing HCV tests by unlicensed third parties.
    - Continued increases in research and development spending in order to develop new products and increase market share.
    - Continued or increased pressure to reduce selling prices of the Company's products.
    - Underutilization of the Company's existing or new manufacturing facilities or of any facility expansions, resulting in production inefficiencies and higher costs; start-up costs and inefficiencies and delays and increased depreciation costs in connection with the start of production in new plants and expansions.
    - The cost of acquiring in-process technology, either by license, collaboration or purchase of another entity.
    - Increased financing costs resulting from the expanded use of debt for operating and acquisition-related activities.
    - Amount and rate of growth in Chiron's selling, general and administrative expenses; and the impact of unusual or infrequent charges resulting from Chiron's ongoing evaluation of its business strategies and organizational structures, including the continued costs of integration of newly acquired businesses.
    - The acquisition of fixed assets and other assets, including inventories and receivables; and the making or incurring of any expenditures and expenses, including, among others, depreciation and research and development expenses; any revaluation of assets, including, among others, the Company's investments in the equity securities of other companies with whom it collaborates, or related expenses, and the amount of, and any changes to, tax rates.
    - The ability or inability of Chiron to obtain, or hedge against, foreign currency, foreign exchange rates and fluctuations in those rates.
    - The costs and other effects of legal and administrative cases and proceedings (whether civil, such as product-related or environmental, or criminal); settlements and investigations; developments or assertions by or against Chiron relating to intellectual property rights and licenses.
    - Failure of corporate partners to commercialize successfully the Company's products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities and commercial strategies which may arise between the Company and such corporate partners.
    - Seasonal fluctuations in product sales and resulting gross margin amounts.
    - Possible negative effect on future revenues from the Company's potential participation in the Direct Access Diagnostics home HIV testing service business with Johnson & Johnson resulting from an arbitration decision against Johnson & Johnson, purporting to award ownership of certain assets of that business to a third party.
    - The ability of Chiron to maintain or revise third party arrangements which generate sales fees or other revenues in return for promotional or other services provided by Chiron.

ITEM 1.  LEGAL PROCEEDINGS.

         Information responding to Item 1 is set forth in Part 1., Item 1., Notes to Consolidated Financial Statements, Note 8. "Contingencies," which information is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES.

         Under the terms of an agreement approved and entered on May 21, 1996, settling certain litigation relating to the Company's strategic alliance with Ciba Geigy, Ltd., the Company agreed to terminate, redeem or otherwise render ineffective the Rights Agreement dated August 25, 1994, and as amended on November 20, 1994, between the Company and its stock transfer agent, and the stockholder rights plan thereunder, relating to the Company's common stock, $0.01 par value (the "Rights Agreement"). (See the paragraph entitled "Stockholder Litigation" in footnote 8, "Contingencies", to the Notes to the Consolidated Financial Statements for a description of the underlying litigation.) Accordingly, the Company has amended the Rights Agreement to change the final expiration date of that Agreement to the close of business on August 23, 1996, whereupon the Rights Agreement and related stockholder rights plan will expire and have no further effect.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of Chiron Corporation was held on May 16, 1996. The following items were voted upon by the stockholders:

         (a) The following persons, who were the only nominees, were elected as Class III directors to hold office for three years until 1999 and received the following number of votes:

                                       For            Withheld
              William J. Rutter        37,531,118     176,378
              Jack W. Schuler          37,529,761     177,735
              Lewis W. Coleman         37,530,074     177,422

              The terms of office of Donald Glaser, Alex Krauer, Pierre Douaze, Edward E. Penhoet, Pieter Strijkert and Henri Schramek continued after the meeting.

         (b) A proposal to approve and adopt an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from 100 million to 500 million as set forth in the Chiron Corporation Proxy Statement dated April 11, 1996, was approved by the stockholders. The following votes were cast as to such proposal: For:
              33,852,006; Against: 3,800,601; Abstain: 54,889.

         (c) A proposal to approve the amended Chiron 1991 Stock Option Plan to change the formula for granting automatic annual stock options to non-employee directors, to add an annual grant of automatic share rights for non-employee directors, and to add performance units, which are restricted shares, share rights and share units awarded to corporate vice presidents and other executive officers which comply with the requirements of Internal Revenue Code
              Section 162(m) as set forth in the Chiron Corporation Proxy Statement dated April 11, 1996, was approved by the stockholders. The following votes were cast as to such proposal: For:
              35,735,559; Against: 1,462,516; Abstain: 87,495; Broker Non-
              Votes: 421,926.

         (d) A proposal to ratify the selection of KPMG Peat Marwick LLP as independent public accountants for the Company for the fiscal year ending December 31, 1996, was approved by the stockholders. The following votes were cast as to such proposal: For:
              37,630,912; Against: 44,693; Abstain: 31,891.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

Exhibit
Number                                 Exhibit
- -------                                -------

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

3.04 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated May 21, 1996.

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

4.03 Second Supplemental Indenture, dated as of March 25, 1996, by and among the Registrant, Cetus Oncology Corporation (formerly Cetus Corporation), and Bankers Trust Company.

4.04 Indenture, dated as of November 15, 1993, between Registrant and The First National Bank of Boston, as Trustee, incorporated by reference to Exhibit 4.03 of the Registrant's Form 10-K report for fiscal year 1993.

4.05 Rights Agreement, dated as of August 25, 1994, between the Company and Continental Stock Transfer & Trust Company, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 4.04 of the Registrant's current report on Form 8-K dated August 25, 1994.

4.06 Amendment No. 1 to Rights Agreement dated as of November 20, 1994, between Chiron Corporation and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.05 of the Registrant's current report on Form 8-K, dated November 20, 1994.

4.07 $1,000,000 County of Lorain, Ohio Variable Rate Industrial Revenue Bonds dated as of July 1, 1984, due July 1, 2014, incorporated by reference to Exhibit 4.06 of the Registrant's Form 10-Q report for the period ended April 2, 1995. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation 601(b)(4)(iii).

4.08 $1,000,000 Walpole Industrial Development Authority 6.75% Industrial Revenue Bonds dated as of July 1, 1979, due July 1, 2004, incorporated by reference to Exhibit 4.07 of the Registrant's Form 10-Q report for the period ended April 2, 1995. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation 601(b)(4)(iii).

4.09 Amendment No. 2 to Rights Agreement dated as of August 9, 1996, between Chiron Corporation and Continental Stock Transfer & Trust Company.

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

10.24 Revolving Credit Agreement, dated as of July 12, 1996, between Registrant and Bank of America National Trust and Savings Association.

10.25 Form of Debenture Purchase Agreement between the Registrant and CIBA-GEIGY, Limited, a Swiss corporation, dated June 22, 1990, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1994.

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

10.53 Letter Agreement dated September 9, 1991 between the Registrant and Walter Moos, incorporated by reference to Exhibit 10.47 of the Registrant's Form 10-K report for fiscal year 1992.*

10.54 Letter Agreement between the Registrant and Walter Moos, dated February 1, 1993, incorporated by reference to Exhibit 10.48 of the Registrant's Form 10-K report for fiscal year 1992.*

10.55 Letter Agreement between Registrant and Renato Fuchs, dated May 13, 1993, incorporated by reference to Exhibit 10.47 of the Registrant's Form 10-K report for fiscal year 1993.*

10.56 Amended and Restated License Agreement effective April 1, 1996 between Ciba Corning Diagnostics Corp., a Delaware corporation, and Bioanalysis Limited, a corporation organized under the laws of the United Kingdom of Great Britain and Northern Ireland. [Certain confidential information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

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

10.72 Lease made and entered into December 17, 1984 between BGR Associates, a California limited partnership, and Cetus Corporation and Amendment to Lease dated December 17, 1984, entered into effective February 1, 1986, incorporated by reference to Exhibit 10.69 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

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

10.83 Promissory Note, as amended and restated, dated January 1, 1995 by Ciba Corning Diagnostics Corp., incorporated by reference to Exhibit
         10.83 of the Registrant's Form 10-K report for fiscal year 1995.

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

10.86 Purchase and Assignment Agreement between Behringwerke Aktiengesellschaft, on the one side, and 31. CORSA Verwaltungsgesellschaft mbH and the Registrant, on the other side, dated February 17, 1996, Closing Agreement, by and among Behringwerke Aktiengesellschaft, on the one side, and the Registrant and 31. CORSA Verwaltungsgesellschaft mbH, on the other side, dated June 29, 1996 and Letter Agreement dated June 29, 1996 between the Registrant, 31. CORSA Verwaltungsgesellschaft mbH and Behringwerke Aktiengesellschaft. [Certain confidential information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

10.87 Royalty Projects Agreement by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and Ciba-Geigy Limited, a Swiss corporation. [Certain confidential information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

10.88 Letter Agreement between the Registrant and Dr. Richard W. Barker dated May 1, 1996.*

10.89 Revolving Credit Agreement, dated as of March 23, 1996, between the Registrant and Morgan Guaranty Trust Company of New York.

10.90 Purchase Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996.

10.91 Lease Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996.

10.92 Ground Lease between BNP Leasing Corporation and the Registrant, dated June 28, 1996.

10.93 Reimbursement Agreement, dated as of July 12, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant.

10.94 Reimbursement Agreement, dated as of June 28, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant.

10.95 Reimbursement Agreement, dated as of May 20, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant.

11       Statement of Computation of Earnings per Share.

27       Financial Data Schedule.

- ------------------------------------------
*Management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K

    Chiron filed a current report on Form 8-K dated May 22, 1996, reporting under Item 5 that, on May 20, 1996, Chiron Corporation issued a press release announcing that its Board of Directors has declared a 4-for-1 stock split effected in the form of a dividend on the Company's common stock distributed on or about August 2, 1996, to stockholders of record on July 19, 1996.

                                  CHIRON CORPORATION
                                  ------------------

                                    June 30, 1996




                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 CHIRON CORPORATION

DATE:  August 14, 1996               BY:     /s/ Edward E. Penhoet
      ------------------------               ------------------------
                                             Edward E. Penhoet
                                             President and Chief
                                             Executive Officer



DATE:  August 14, 1996               BY:     /s/ Dennis L. Winger
      ------------------------               ------------------------

                                             Dennis L. Winger
                                             Senior Vice President, Finance
                                             and Administration, Chief Financial
                                             Officer, and Principal Accounting
                                             Officer