Form 10-Q
period 1996-09-30
CHIRON CORP
filed 1996-11-12
CIK 706539

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

For Quarterly Period Ended September 29, 1996    Commission File Number: 0-12798

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

                    Yes   X        No
                       --------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at November 1, 1996
     -----                                   -------------------------------

Common Stock, $0.01 par value                       170,513,610 shares

                              CHIRON CORPORATION
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                      PAGE NO.
                                                                      --------
PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995 ...................    3

          Consolidated Statements of Operations for the
          three months and nine months ended September 30,
          1996 and 1995 ..............................................    4

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1996 and 1995 ..............    5

          Notes to Consolidated Financial Statements .................    6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........   18


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS  .....................................   27

     ITEM 2.  CHANGES IN SECURITIES ..................................   27

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ........................   27

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....   27

     ITEM 5.  OTHER INFORMATION  .....................................   27

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................   27


SIGNATURES ...........................................................   39

                               CHIRON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                     September 30,    December 31,
                                                                         1996             1995
                                                                     -------------    ------------
                                                                      (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                            $  53,967      $  74,318
  Short-term investments in marketable debt securities                    45,080         61,066
                                                                     -----------      ---------
        Total cash and short-term investments                             99,047        135,384
  Accounts receivable                                                    340,358        285,779
  Inventories                                                            186,786        165,941
  Other current assets                                                    54,495         49,899
                                                                     -----------      ---------
        Total current assets                                             680,686        637,003
Noncurrent investments in marketable debt securities                      30,752         88,833
Property, plant, equipment and leasehold improvements, at cost:
  Land and buildings                                                     212,488        208,233
  Laboratory, production and office equipment                            365,864        292,828
  Leasehold improvements                                                 113,693         95,472
  Construction in progress                                                52,313         62,046
                                                                     -----------      ---------
                                                                         744,358        658,579
  Less:  accumulated depreciation and amortization                     (193,612)      (140,761)
                                                                     -----------      ---------
        Net property, plant, equipment and leasehold improvements        550,746        517,818
Purchased technology, net                                                 75,175         80,600
Other intangible assets, net                                              80,036         71,571
Investments in equity securities and affiliated companies                189,452         54,359
Other assets                                                              61,409         40,014
                                                                     -----------      ---------
                                                                    $  1,668,256   $  1,490,198
                                                                     -----------      ---------
                                                                     -----------      ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $76,821        $81,081
  Accrued compensation and related expenses                               51,698         56,994
  Short-term borrowings                                                  137,178         50,036
  Current portion of unearned revenue                                     21,525         20,838
  Taxes payable                                                           34,281         27,551
  Other current liabilities                                              141,794        132,095
                                                                     -----------      ---------
        Total current liabilities                                        463,297        368,595
Long-term debt                                                           420,044        413,248
Other noncurrent liabilities                                              37,478         35,943
Commitments and contingencies
Stockholders' equity:
  Common stock                                                             1,700            417
  Additional paid-in capital                                           1,763,227      1,727,711
  Accumulated deficit                                                (1,047,823)    (1,087,699)
  Cumulative foreign currency translation adjustment                     (2,093)            721
  Unrealized gain from investments                                        32,426         31,262
                                                                     -----------      ---------
        Total stockholders' equity                                       747,437        672,412
                                                                     -----------      ---------
                                                                      $1,668,256     $1,490,198
                                                                     -----------      ---------
                                                                     -----------      ---------


         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ARE AN INTEGRAL PART OF THIS STATEMENT.

                                CHIRON CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------



                                                                 Three Months Ended             Nine Months Ended
                                                           -----------------------------  ----------------------------
                                                           September 30,   September 30,  September 30,  September 30,
                                                                1996            1995         1996            1995
                                                           ------------    ------------   ------------   -------------

Revenues:
 Product sales, net                                         $  240,530     $  230,311     $  729,877     $  662,553
 Equity in earnings of unconsolidated joint
  businesses                                                    30,073         16,898         75,689         56,436
 Collaborative agreement revenues                               31,231         18,346         85,792         28,868
 Other revenues                                                 19,715          9,133         51,677         26,828
                                                            ----------     ----------     ----------     ----------
    Total revenues                                             321,549        274,688        943,035        774,685

Expenses:
 Cost of sales                                                 107,861        102,513        316,973        301,343
 Research and development                                       89,921         88,689        265,758        259,649
 Selling, general and administrative                            96,782         85,280        287,841        258,539
 Write-off of purchased in-process technologies                     --        132,535             --        364,951
 Costs related to Ciba transaction                                  --             --             --         49,478
 Restructuring and reorganization costs                             --             --             --         39,055
 Other operating expenses                                        3,193          3,536          8,793          9,323
                                                            ----------     ----------     ----------     ----------
    Total expenses                                             297,757        412,553        879,365      1,282,338
                                                            ----------     ----------     ----------     ----------

Income (loss) from operations                                   23,792      (137,865)         63,670      (507,653)

Other expense, net                                             (6,820)        (2,781)        (5,878)        (6,281)
                                                            ----------     ----------     ----------     ----------

Income (loss) before income taxes                               16,972      (140,646)         57,792      (513,934)

Provision for income taxes                                       5,194          4,461         17,916         16,122
                                                            ----------     ----------     ----------     ----------

Net income (loss)                                            $  11,778   $  (145,107)      $  39,876   $  (530,056)
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

Net income (loss) per share                                    $  0.07      $  (0.90)        $  0.22      $  (3.30)
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

Weighted average number of shares
 used in computing per share amounts                           175,848        161,716        177,292        160,840
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------


   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                AN INTEGRAL PART OF THIS STATEMENT.

                                CHIRON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                     Nine Months Ended
                                                                ----------------------------
                                                                September 30,  September 30,
                                                                     1996         1995
                                                                -------------  -------------

Cash flows from operating activities:
 Net income (loss)                                                $  39,876      $(530,056)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                     82,036         67,761
   Gain on sale of interest in affiliated company                   (12,226)            --
   Write-off of purchased in-process technologies                        --        364,951
   Other                                                              7,347         23,768
   Changes to:
    Accounts receivable                                             (57,072)        42,300
    Inventories                                                     (44,073)       (36,720)
    Other current assets                                            (10,588)        (3,401)
    Accounts payable                                                (14,904)        (7,151)
    Accrued compensation and related expenses                        (5,257)        (1,021)
    Taxes payable                                                     6,746         10,961
    Other current liabilities                                        13,073         32,079
    Other noncurrent liabilities                                      5,087        (20,428)
                                                                 ----------       --------
     Net cash provided by (used in) operating activities             10,045        (56,957)
Cash flows from investing activities:
 Purchase of investments in marketable debt securities              (55,008)      (122,177)
 Sale and maturity of investments in marketable debt securities     128,648        278,919
 Capital expenditures                                               (69,514)       (70,559)
 Businesses acquired, net of cash acquired                             (374)      (112,633)
 Proceeds from sale of interest in affiliated company                14,000             --
 Investments in equity securities and affiliates                   (133,700)        (1,103)
 Increase in other assets                                           (32,702)          (547)
                                                                 ----------       --------
     Net cash used in investing activities                         (148,650)       (28,100)
Cash flows from financing activities:
 Net borrowings (payments) under line of credit arrangements        (23,899)        16,769
 Proceeds from issuance of short-term debt                          111,040             --
 Repayment of notes payable and capital leases                       (5,725)        (3,017)
 Proceeds from capital contribution from Ciba                            --         24,845
 Proceeds from issuance of common stock                              36,838         30,630
                                                                 ----------       --------
     Net cash provided by financing activities                      118,254         69,227
                                                                 ----------       --------
     Net decrease in cash and cash equivalents                      (20,351)       (15,830)
Cash and cash equivalents at beginning of the period                 74,318         84,876
                                                                 ----------       --------
Cash and cash equivalents at end of the period                    $  53,967      $  69,046
                                                                 ----------       --------
                                                                 ----------       --------





  THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                  AN INTEGRAL PART OF THIS STATEMENT.

                             CHIRON CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     Chiron Corporation (the "Company" or "Chiron") is a science-driven healthcare company that applies biotechnology and other techniques of modern biology and chemistry to develop, produce and sell products intended to improve the quality of life by diagnosing, preventing and treating human disease. Chiron participates in four global human healthcare markets: diagnostics, therapeutics, pediatric and adult vaccines and ophthalmic surgical products. Chiron also develops or acquires new technologies, employing these technologies to discover and develop new products for the Company or for its partners.

     Chiron's diagnostic business includes automated immunodiagnostic systems, quantitative probe tests and critical blood analyte systems which are used by hospitals to diagnose and monitor patients in critical care settings. Chiron also provides blood screening tests, used to detect the presence of the human immunodeficiency virus ("HIV"), hepatitis virus and retroviruses, through its joint business with Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company. Chiron's therapeutics business emphasizes oncology and infectious diseases and provides products to hospitals and large clinics in the United States and Europe. Chiron's vaccine business is based primarily on the sale of pediatric and flu vaccines in Italy and other non-U.S., non-European geographic regions and to certain international health services, and through the Chiron Behring joint venture the sale of vaccines in Germany. Chiron is also involved in the development and marketing of new pediatric and adult vaccines. Through its ophthalmic business, Chiron provides products for the surgical correction of vision, as well as intraocular implants that deliver drugs to the eye. Chiron's ophthalmic business markets its products in the United States, Europe, and other geographic regions.

     BASIS OF PRESENTATION

     The information at September 30, 1996, and for the periods ended September 30, 1996 and 1995, is unaudited, but includes all normal recurring adjustments which Chiron's management believes to be necessary for fair presentation of the periods presented. The consolidated balance sheet amounts at December 31, 1995, have been derived from audited financial statements. Certain previously reported amounts have been reclassified to conform with the current period presentation. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 31, 1995.

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures, partnerships and interests in which Chiron has an equity interest of 50 percent or less are accounted for using the equity or cost method, or in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as appropriate. Certain foreign subsidiaries and investments in affiliated companies are accounted for on a one-month lag. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     FISCAL YEAR

     The fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. As a result, the third quarters of 1996 and 1995 represent the thirteen-week periods ended September 29, 1996, and October 1, 1995, respectively. For presentation purposes, dates used in the consolidated financial statements and notes refer to the calendar month end.

     INVENTORIES

     Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic products are valued at cost, using the first-in, first-out ("FIFO") method which is less than market value. Inventories consist of the following:

                                          SEPTEMBER 30,          DECEMBER 31,
                                              1996                  1995
                                          -------------          ------------
                                                        (IN THOUSANDS)

       Finished goods                       $ 108,502             $   96,327
       Work in progress                        33,989                 28,794
       Raw materials                           44,295                 40,820
                                          -------------          ------------
                                            $ 186,786             $  165,941
                                          -------------          ------------
                                          -------------          ------------

     INCOME TAXES

     Income tax expense for the quarter ended September 30, 1996 is based on an estimated annual effective income tax rate. Income tax expense for the quarter ended September 30, 1995 includes a provision for state and foreign taxes based on estimated annual effective rates applicable to certain of the Company's subsidiaries.

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

     At the annual meeting of stockholders in May 1996, stockholders approved an amendment to the Company's restated certificate of incorporation, increasing the number of authorized common shares from 100 million to 500 million. Subsequently, Chiron's Board of Directors declared a 4-for-1 stock split effected in the form of a dividend on the Company's common stock that was distributed on August 2, 1996, to stockholders of record on July 19, 1996. As a result, the Company increased its common stock balance by $1.3 million for the par value of the common stock issued to effect the stock split, and correspondingly reduced additional paid-in capital. All warrants, stock options and convertible bond conversion rates were adjusted for the effect of the split. All references in these financial statements to per share amounts have been retroactively restated to reflect the increased number of common shares outstanding.

2.   BUSINESS COMBINATIONS

     FIRST QUARTER 1995 ACQUISITIONS

     Effective January 1, 1995, under a series of agreements between Chiron and Ciba-Geigy Ltd. and its affiliates ("Ciba"), Chiron acquired all of the outstanding common stock of Chiron Diagnostics Corporation ("Chiron Diagnostics"), formerly Ciba Corning Diagnostics Corp., and Ciba's interests in Chiron Vaccines Company, formerly Chiron Biocine Company, and Biocine S.p.A. On March 31, 1995, Chiron Vision acquired the ophthalmic surgical division of IOLAB from Johnson & Johnson. These acquisitions were accounted for under the purchase method of accounting. As a result of the acquisitions and as required by generally accepted accounting principles, during the first quarter of 1995, Chiron recognized as an expense the amount allocated to purchased in-process technology resulting in a charge against earnings of $230.7 million. Costs related to the Ciba transaction totaling $49.5 million were also included in the first quarter of 1995, primarily representing employee payments and related taxes, and legal and investment advisor fees.

     ACQUISITION OF VIAGENE, INC. ("VIAGENE")

     On September 29, 1995, Chiron acquired all of the outstanding common stock of Viagene, not previously owned by the Company, in exchange for approximately $35.5 million in cash and 3.7 million shares of Chiron common stock. Additionally, on September 29, 1995, unexercised options to purchase Viagene common stock were converted into options to purchase approximately 528,000 shares of Chiron common stock. These shares and options have been adjusted for the stock split effected in August 1996. Prior to the acquisition, Chiron had an ongoing collaboration with Viagene in the area of gene therapy and, pursuant to the collaboration arrangement, held an investment in the outstanding voting stock of Viagene with a carrying value, net of unrealized gains and a realized loss, of approximately $14.1 million as of September 29, 1995. The Viagene acquisition has been accounted for under the purchase method of accounting, and accordingly, Viagene's financial results are included in Chiron's consolidated operating results from September 29, 1995 forward.

     The following unaudited pro forma information presents the results of operations of Chiron and Viagene for the three-month and nine-month periods ended September 30, 1995, with pro forma adjustments as if the acquisition had been consummated on January 1, 1995. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. The pro forma information does not include the write-off of purchased in-process technology of $130.3 million related to the acquisition recognized as an expense in the third quarter of 1995.

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30, 1995      SEPTEMBER 30, 1995
                                    ------------------      ------------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

 Total revenues                         $  276,930              $  781,643
 Loss before non-recurring
    charges                                (20,263)               (145,070)
 Loss before non-recurring
    charges per share                        (0.12)                  (0.88)


     AGREEMENT WITH BEHRINGWERKE AG

     Effective July 1, 1996, Chiron purchased a 49 percent interest in the human vaccine business of Behringwerke AG, a subsidiary of Hoechst AG, a German company. The total acquisition price, which was payable in cash and subject to adjustment pending the completion of an audited opening balance sheet, was $119.0 million and includes costs directly related to the acquisition. This amount has been reflected as a component of investments in equity securities and affiliated companies in the accompanying September 30, 1996 consolidated balance sheet. Of the total acquisition price, $96.4 million was allocated to various intangible assets such as goodwill, trademarks and patents, and is being amortized on a straight-line basis over lives ranging from 5 to 20 years.

     Under the terms of the agreement, Chiron has an option to purchase the remaining 51 percent interest in March 1998, 1999, 2000 or 2001, and Behringwerke AG has the option to have Chiron acquire the remaining 51 percent interest in March 2001. During the period of mutual ownership, Chiron and Behringwerke AG will operate the vaccine business as a joint venture, which has been named Chiron Behring.

     During the quarter ended September 30, 1996, Chiron recognized $0.8 million as its share of the joint venture's results, which includes amortization of the aforementioned intangible assets, as equity in earnings of unconsolidated joint businesses. The results of the venture are reported on a one-month lag.

3.   RESTRUCTURING AND REORGANIZATION COSTS

     During 1995, Chiron recorded $39.1 million in restructuring and reorganization charges, including $16.9 million arising from the acquisition and integration of IOLAB, representing the expected costs of integrating the acquired business with Chiron's existing business as well as write-downs of previously capitalized costs. Of the total charge of $39.1 million, $8.0 million was due to a change in plans to expand the Company's Emeryville research and development facilities, $7.7 million was related to the idling of the Company's Puerto Rico manufacturing facility and $1.0 million was related to a scale-back of manufacturing operations at the Company's Amsterdam facility. The majority of these facility-related charges, as well as $3.7 million of other facility-related charges, were paid in 1995. Of the $16.9 million recorded as a result of the acquisition of IOLAB, approximately $6.7 million related to write-downs of previously capitalized facility and inventory costs. The remaining $10.2 million consists of $5.5 million of employee termination costs and $4.7 million of lease termination and other costs. The integration process is expected to be substantially complete by the end of 1997.

     The current status of the accrued restructuring charges is summarized below:

                                                              AMOUNT
                                               AMOUNT OF     UTILIZED       AMOUNT TO
                                                 TOTAL        THROUGH      BE UTILIZED
                                             RESTRUCTURING  SEPTEMBER 30    IN FUTURE
                                                 CHARGE         1996         PERIODS
                                             -------------  -------------  -----------
                                                           (IN THOUSANDS)
Chiron Vision restructuring charges:
   Employee-related costs                      $  5,506     $  (5,506)       $    --
   Facility and lease termination costs           6,242        (3,296)         2,946
   Duplicate and excess inventory                 3,476        (2,564)           912
   Other                                          1,724        (1,041)           683
                                             -------------  -------------  -----------
                                                 16,948       (12,407)         4,541

Puerto Rico manufacturing facility                7,650        (3,670)         3,980
Postponement of Emeryville facility expansion     7,990        (7,990)            --
Amsterdam manufacturing facility                  1,000        (1,000)            --
Other facility-related                            3,718        (3,718)            --
Other                                             1,750        (1,450)           300
                                             -------------  -------------  -----------
                                               $ 39,056     $ (30,235)      $  8,821
                                             -------------  -------------  -----------
                                             -------------  -------------  -----------

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

     JAPAN TOBACCO INC. ("JT")

     In March 1996, the Company and JT entered into a technology transfer and development agreement whereby the pharmaceutical division of JT acquired a non-exclusive, perpetual license to apply certain of Chiron's combinatorial chemistry technologies in JT's research and product development programs. Both Chiron and JT will share in certain improvements to the technology made by either party, subject to certain conditions. The agreement provides an initial technology transfer term of two years and may be extended at the option of JT for an additional two years. Through September 30, 1996, Chiron received collaborative research agreement revenues from JT of $7.6 million, substantially all of which was recognized in the first quarter of 1996.

     CIBA AND FOCAL INC. ("FOCAL")

     In April 1996, Chiron, Ciba and Focal entered into an agreement in the area of restenosis, the reclosure of arteries following angioplasty. Chiron and Ciba will each individually utilize its own cardiovascular drugs together with Focal's drug delivery technology to develop products designed to prevent restenosis. Under the terms of the agreement, Chiron and Ciba will receive exclusive worldwide rights to Focal's technology in selected restenosis fields for their respective drug compounds entered into the research program. Chiron and Ciba will be individually responsible for developing and marketing the resulting products, and Focal will retain manufacturing rights for the final products. Chiron and Ciba will jointly provide funding for certain preclinical studies, after which each company will fund development for its own products. Each company will also be individually responsible to make milestone payments to Focal for its products developed, totaling $10.0 million per product. Through September 30, 1996, Chiron paid Focal $0.3 million for its share of costs which was recorded as research and development expense.

     RIBOZYME PHARMACEUTICALS INC. ("RPI")

     In May 1996, Chiron and RPI entered into a collaboration to use RPI's ribozyme technology to determine the function of a number of genetic sequences. Chiron will select a certain number of gene sequences and RPI will synthesize ribozymes that will selectively inhibit the action of the target sequences in Chiron's assays. Chiron will have the option to develop, and, in certain circumstances, manufacture ribozymes or other products found to be important in disease pathology. Under the terms of the agreement, Chiron will pay RPI for the ribozymes used in the research and make milestone payments depending upon the number of products successfully developed. Chiron also agreed to pay RPI royalties from the sale of commercialized products. The royalty payments will be reduced by up to 50 percent of the milestone payments made as it relates to specific products. Through September 30, 1996, no costs have been incurred.

     Under the terms of a separate agreement dated February 29, 1996, RPI committed to provide funding for certain research projects. During the quarter ended September 30, 1996, Chiron recognized $1.8 million of collaborative agreement revenues pursuant to this agreement.

     GENERAL INJECTABLES & VACCINES, INC. ("GIV")

     In September 1996, Chiron reached an agreement with Biological and Popular Culture, Inc. ("BPC"), a newly organized holding company for GIV and affiliated companies, pursuant to which GIV and its affiliates agreed to perform certain distribution and promotional services for Chiron's vaccine products in the U.S. The initial term of the service agreement is five years, with potential one year extensions thereafter.

     In connection with the agreement, Chiron invested $30.0 million in BPC, of which $13.8 million consisted of BPC voting preferred stock which is convertible at Chiron's option into 30 percent of the outstanding common stock of BPC. Alternatively, Chiron, at its option, may require BPC to re-deem the preferred stock at par plus accrued dividends at a future date. Of the preferred stock investment, a significant amount represents excess purchase price and will be amortized over the term of the five-year initial service agreement. The remainder of the $30.0 million investment consisted primarily of two interest-bearing loans to BPC and its subsidiaries with various maturities. Chiron agreed to make additional capital contributions in the event BPC exceeds certain earnings requirements and which BPC agreed to use to repay one of the loans.

     Chiron will report its share of BPC's results, including amortization of the aforementioned excess purchase price, as equity in earnings of unconsolidated joint businesses.

     BEN VENUE LABORATORIES, INC. ("BEN VENUE")

     Effective May 1, 1996, Chiron sold its 50 percent interest in a generic oncology business to Ben Venue, Chiron's joint venture partner, for $14.0 million in cash, resulting in a $12.2 million gain which has been included in other expense, net in the accompanying consolidated statements of operations.

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

     At September 30, 1996, the notional amount of the forwards and options totaled $69.9 million and $19.1 million, respectively. The options were denominated in the following currencies: Japanese yen, French francs, Australian dollars, Canadian dollars, Belgian francs and Spanish pesetas. All option contracts expire through December 1996. The fair value of the options at September 30, 1996, based upon dealer quotes, totaled approximately $0.3 million.

     CROSS CURRENCY INTEREST RATE SWAPS

     The Company selectively enters into cross currency interest rate swaps ("swaps") through major financial institutions to modify the interest and/or currency characteristics of specific outstanding debt obligations. Each swap agreement corresponds to all or a portion of the principal balance and term of a specific debt obligation. These swap agreements involve the exchange of interest payments denominated in different currencies, based upon the terms described in the swap agreements, with an exchange of the underlying notional principal amounts upon maturity. The net difference between the interest amounts paid and received is recognized as an adjustment of interest expense. The related interest amount payable or receivable from the major financial institutions is included in other current liabilities or assets.

     In May 1996, the Company entered into a swap agreement that matures in June 1997 with a notional amount of $24.9 million. The Company effectively converted debt denominated in U.S. dollars to Japanese yen. The agreement provides for the Company to make quarterly interest payments starting June 30, 1996, based on a variable rate tied to three-month Japanese LIBOR (0.56% at September 30, 1996) while receiving interest based on a variable rate tied to three-month U.S. dollar LIBOR (5.6% at September 30, 1996).

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

6.   LINE OF CREDIT ARRANGEMENTS

     During 1996, the Company expanded its short-term borrowing capacity by entering into two separate one-year revolving, unsecured credit agreements with major financial institutions for borrowing capabilities up to $50.0 million and $100.0 million, respectively. These facilities bring the total committed, unsecured short-term revolving credit facilities available to the Company in the U.S. to $200.0 million. The credit facilities in the U.S. are guaranteed by Ciba and provide for various borrowing rate options, as defined in the agreements. As of September 30, 1996, $100.0 million was outstanding under these facilities with interest rates tied to U.S. dollar LIBOR (5.7% at September 30, 1996).

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

     Under the lease arrangement, which has been guaranteed by Ciba through December 31, 1999, the Company has the option to purchase the constructed properties. Alternatively, Chiron can cause the property to be sold to a third party. The Company is also contingently liable under residual value guarantees in the event of market value declines.

8.   CONTINGENCIES

     ABBOTT LABORATORIES. On December 13, 1993, Chiron filed a patent infringement action against Abbott Laboratories ("Abbott") in the United States District Court for the Northern District of California, alleging infringement of Chiron's U.S. Patent No. 5,156,949 ("the '949 patent"). The patent claims the use of recombinant envelope antigens in immunoassays for HIV antibodies. On April 1, 1996, Chiron and Ortho,

     Chiron's exclusive licensee under the '949 patent, entered into a settlement agreement with Abbott under which Abbott will be granted a royalty-bearing, non-exclusive license under the '949 patent and foreign counterparts thereof. The litigation was dismissed on August 31, 1996, and in the third quarter of 1996 Chiron received $6.9 million of royalties related to prior period sales of HIV immunodiagnostics tests. This amount has been reflected in equity in earnings of unconsolidated joint businesses in the accompanying consolidated statements of operations. Under the terms of the settlement agreement, the Chiron-Ortho joint business will also receive an ongoing royalty from Abbott based on the sale of products incorporating the patents.

     On September 12, 1995, the United States Patent & Trademark Office ("PTO") declared an interference between the '949 patent and an application owned by the U.S. Government and Centocor, Inc. ("Centocor"). Chiron is the junior party. In the above described litigation with Abbott, the District Court granted Chiron's request for summary judgment that the U.S. Government/Centocor application in the subject interference, which is senior to Chiron's, neither enabled the claimed invention nor disclosed the best mode of practicing the invention. If the PTO makes a similar ruling on either enablement or best mode, Chiron could then become the senior party. It is not known when or on what basis the PTO will resolve the subject interference.

     On April 26, 1994, Abbott filed suit against Chiron in the United States District Court for the Northern District of Illinois alleging that the Company's bDNA probe assays infringed three patents licensed or acquired by Abbott from third parties. On April 1, 1996, Chiron and Abbott entered into a settlement agreement under which Chiron will be granted a royalty-bearing, non-exclusive license under the three patents in suit and the foreign counterparts thereof. The litigation was dismissed on August 20, 1996.

     BIOANALYSIS/GEN-PROBE. On March 22, 1996, Chiron Diagnostics filed suit in the United States District Court for the Southern District of California against Bioanalysis Limited, Gen-Probe Incorporated and the University of Wales College of Medicine alleging, among other things, patent infringement, intentional interference with contractual rights and breach of contract. Chiron Diagnostics' claims arose under its 1984 license from Bioanalysis of chemiluminescent technology used by Chiron Diagnostics in its ACS-TM- and Magic-Registered Trademark- Lite diagnostic test kits. After Chiron Diagnostics filed suit, Bioanalysis made certain demands and counterclaims. On July 1, 1996, the parties entered into a settlement agreement. Under the terms of the settlement, among other things, Chiron Diagnostics and Bioanalysis have entered into an amended and restated license, Chiron Diagnostics and Gen-Probe Incorporated agreed to certain cross-licenses, and each of the actions brought among the parties has been dismissed.

     DANIEL W. BRADLEY. On December 20, 1994, Dr. Daniel W. Bradley, formerly with the U.S. Centers for Disease Control (the "CDC"), brought suit in the United States District Court for the Northern District of California against Chiron, Ortho, certain employees of Chiron, and the United States government. Subsequently, Bradley dismissed the United States as a defendant. Bradley, who collaborated with Chiron scientists on the research that led to the discovery of HCV, alleged he has been wrongly excluded as an inventor of HCV. He requested various forms of relief, including declarations that he was an inventor of Chiron's patents related to HCV and that these patents were unenforceable. Bradley further sought monetary damages and a constructive trust on all past and future profits, as well as penalties under federal and state Racketeering and Corrupt Organization (RICO) statutes. On July 15, 1996, the Court dismissed Bradley's second amended complaint with prejudice and without further leave to amend. Bradley has appealed the District Court's decision to the United States Court of Appeals for the Federal Circuit. The Company intends to oppose that appeal.

     EVANS. Biocine S.p.A. ("Biocine") filed an action against Evans Medical Limited (a division of Medeva plc) ("Evans") in the Tribunal of Milan on October 23, 1995, seeking a declaration of invalidity of Evans' Italian counterpart to its European Patent No. 0 162 639 ("the '639 patent"), allegedly relating to the p69 antigen of BORDATELLA PERTUSSIS. Biocine later filed a claim against Evans with the Milan court seeking a declaration of noninfringement with respect to Biocine's Acelluvax-TM- and Acelluvax-TM- DTP vaccines. Evans has responded that Biocine's vaccines infringe the '639 patent. Also, in February 1996, Chiron and Chiron B.V. filed an action seeking a declaration of invalidity and non-infringement with respect to Evans' Dutch equivalent to the '639 patent in the District Court of The Hague in The Netherlands. On April 4, 1996, a similar action was filed by Chiron against Evans' U.K. equivalent to the '639 patent in the High Court of Justice, Chancery Division, Patents Court of the U.K. SmithKline Beecham Biologicals S.A. ("SKBB"), Evans' exclusive licensee, and Medeva plc were also named as defendants. On
     April 4, 1996, Evans filed suit against Chiron in the United States District Court for the Eastern District of Texas. The complaint, which was not served on Chiron until July 1996, alleges that Chiron infringes the U.S. Patent Nos. 5,237,052 and 5,438,120 which are counterparts of the '639 patent. Evans seeks a permanent injunction, plus damages. Chiron believes that the Biocine vaccines do not infringe any valid claim of the '639 patent or its U.S. counterparts. Biocine previously had opposed issuance of the '639 patent before the European Patent Office
     ("EPO") and, along with other parties, has appealed the EPO opposition decision which maintained the patent in amended form.

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION. Chiron, Ortho, and certain Ortho affiliates (the "Chiron/Ortho parties") have been involved in a series of legal actions against subsidiaries of International Murex Technologies Corporation ("IMTC") related to infringement of Chiron's HCV patents in HCV immunodiagnostics. The first such action was filed on March 2, 1992 in the High Court for England and Wales. Subsequent infringement suits were filed in Germany, The Netherlands, Italy, Belgium and Australia. Chiron sought damages and injunctions against future infringement in these actions. On June 11, 1996, Murex Diagnostics Australia, Pty. Limited ("MDAUS") filed an action against Chiron and Ortho in the Federal Court of Australia, New South Wales District Registry, General Division, alleging violation of the Australian 1974 Trade Practices Act and seeking an order which would restrain Chiron and Ortho from engaging in allegedly anti-competitive activities in connection with their HCV tests. On August 27, 1996, the Chiron/Ortho parties and IMTC entered into a settlement agreement the specific terms of which are confidential. Under the terms of the settlement agreement, all of the litigation referenced above, with the exception of litigation with IMTC's subsidiary, Murex Diagnostics, Ltd. ("MD") will be dismissed. On February 22, 1996, MD made it known that it had changed its name to Specialist Diagnostics Ltd. ("SDL"), and filed a petition for voluntary liquidation. The Chiron/Ortho parties and the trustees for SDL entered into a settlement agreement in September 1996.
     It is expected that the U.K. bankruptcy court will approve the settlement and that the subject litigation will be dismissed.

     On March 5, 1996, IMTC filed a complaint against Chiron, Johnson &
     Johnson ("J&J"), Institut Pasteur and Abbott Laboratories with the European Commission ("EC"), alleging violations of Articles 85 and 86 of the EC Treaty and Articles 53 and 54 of the European
     Economic Area Agreement concerning licensing practices under Chiron's U.K. Patent No. 2,212,511 ("the '511 patent") and
     European Patent No. 0 318 216 ("the '216 patent"), a counterpart of the '511 patent. The EC complaint charges that Chiron and J&J have entered into license agreements with competitors which constitute market sharing and price fixing in the HCV and other blood testing fields, thus abusing an allegedly dominant position in the HCV market. IMTC claims that Chiron's HCV patents constitute an "essential facility" which must be "freely licensed on reasonable commercial terms." The EC complaint seeks, among other things, interim measures in the form of a compulsory license from Chiron to IMTC applicable in all European Union member states for the manufacture of HCV antigen and nucleic acids for immunodiagnostic reasons. The EC has posed certain questions to the parties and Chiron has responded.

     On April 11, 1996, the Opposition Division of the EPO upheld the '216 patent in amended form over the oppositions of MD/SDL, United Biomedical, Inc., F. Hoffmann-LaRoche & Co. AG., Behringwerke AG and the Research Foundation for Microbial Diseases of Osaka University. The Opposition Division's decision is subject to appeal.

     NATIONAL TRANSPORTATION SAFETY BOARD ("NTSB"). On September 5, 1996, a DC-10 aircraft operated by Federal Express Corporation, and the majority of its cargo, was destroyed by fire. The NTSB, an agency of the federal government, is investigating all of the circumstances surrounding the incident. One area of the NTSB investigation concerns possible linkage between the fire and certain Chiron laboratory equipment which was shipped in a Federal Express container aboard the aircraft. Chiron elected to become a party to that investigation and is providing information and assistance to the NTSB. The NTSB has not yet reached any conclusions concerning the cause of the fire.

     LUIS RUIZ AND SERGIO LENCHIG. On October 1, 1996, Luis Ruiz and Sergio Lenchig, owners of U.S. Patent No. 5,133,726 and certain other proprietary rights related to corneal shaping, filed a lawsuit against Chiron Vision in the United States District Court for the Eastern District of Virginia. The lawsuit alleges that Chiron Vision breached the license agreement among Ruiz, Lenchig, and Chiron for such technology. Plaintiffs seek declaratory relief and damages according to proof. The Company has not yet filed its response.

     SICOR. As of April 10, 1996, Chiron entered into a settlement agreement which resulted in dismissal of a 1991 lawsuit filed in the United States District Court for the Northern District of California against Cetus Oncology Corporation ("Cetus"),
     Ben Venue Laboratories, Inc., Cetus Ben Venue Therapeutics ("CBVT") and Erbamont, Inc. and its affiliates by Alco Chemicals, Ltd. ("Alco") and Sicor, S.p.A. ("Sicor"). The Sicor complaint alleged breach of a CBVT contract to purchase bulk doxorubicin from Sicor, as well as antitrust violations and interference with contract and prospective advantage, and sought unspecified damages. Cetus denied any entitlement to recovery in this lawsuit and had filed counterclaims. In February 1995, Sicor and Alco filed a further action in the United States District Court for the Northern District of California and an arbitration against CBVT for amounts allegedly owed by CBVT to Sicor and Alco for the supply of doxorubicin, plus interest and attorneys' fees. Under the April 10, 1996 settlement agreement, each of the actions brought among the parties was dismissed with prejudice.

     SMITHKLINE BEECHAM BIOLOGICALS S.A.  Chiron owns issued
     European Patent No. 0 120 551 ("the '551 patent") which relates to yeast expression vectors containing foreign gene sequences including, for example, hepatitis B virus ("HBV") surface antigen, and expression methods thereof. Chiron also owns European Patent No. 0 460 716 ("the '716 patent") which contains related claims. Chiron believes that SKBB's Engerix-B-Registered Trademark- vaccine against HBV infringes the '551 patent and the '716 patent. In April 1996, SKBB filed suit against Chiron in the Tribunal of First Instance of Brussels seeking a declaration that the '551 and '716 patents are: (1) null and void in Belgium; and (2) not infringed by SKBB in a variety of European countries. SKBB also filed an application for preliminary relief which, if granted, would suspend the effects of the '551 and '716 patents and would allow SKBB to continue production and commercialization of Engerix-B-Registered Trademark- in all designated countries until a decision on validity and infringement is rendered.
     A substantive hearing on SKBB's preliminary relief application is expected to be held in the first quarter of 1997.

     STAAR SURGICAL COMPANY ("STAAR"). On May 7, 1996, Chiron Vision filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against Staar for specific performance, indemnity, breach of contract, an accounting and declaratory relief. The lawsuit asserts, among other things, that Staar failed to honor certain indemnity obligations related to Staar's rights in certain foldable lens technology licensed to Chiron Vision, failed to extend to Chiron Vision most favored rates and/or terms in connection with its license from Staar of certain foldable lens technology, which includes US Patent No. 4,573,998, and failed to transfer to Chiron Vision rights to certain technology as contractually obligated. Chiron Vision seeks damages, declaratory and other relief. Staar has denied Chiron Vision's allegations and filed a cross-complaint against Chiron Vision alleging breach of contract and other claims and seeking declaratory relief and damages according to proof.

     STOCKHOLDER LITIGATION. In November 1994, Chiron, its directors, and certain of its officers were sued in three essentially identical lawsuits filed as class actions on behalf of Chiron stockholders, alleging that the directors had violated their fiduciary duty by failing to maximize stockholder value in connection with the series of transactions effected with Ciba-Geigy, Ltd. which were announced on November 20, 1994. Two of the actions filed respectively on November 14, 1994 and November 22, 1994 (HANNA V. CHIRON CORP., ET AL., C.A. No. 13874, and DEZUBE V. CHIRON CORPORATION ET AL., C.A. 13896) were filed in the Court of Chancery of the State of Delaware in and for New Castle County. These complaints sought injunctive relief, rescission and attorneys' fees. Plaintiff in the HANNA action additionally sought damages in an unspecified amount. Plaintiff in the DEZUBE action additionally sought an accounting. The complaints were answered by all defendants, who denied the material allegations of the complaints. The third action was filed in the Superior Court of California, Alameda County, Northern Division, on December 1, 1994 (PERERA ET AL., V. CHIRON CORPORATION ET AL., C.A. No. 744522-2). Plaintiffs there sought injunctive and declaratory relief, an accounting, costs and disbursements, including attorneys' and experts' fees, and other relief.

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

     SUMMIT TECHNOLOGY, INC. On June 11, 1996, the German Federal Patent Court dismissed an action filed by Chiron Technolas, a subsidiary of Chiron Vision, which sought to invalidate the German counterpart of a European patent held by an affiliate of Summit Technology, Inc., a manufacturer of ophthalmic lasers. The Company has decided not to appeal this decision. Summit's German patent is also the subject of a separate infringement action filed on September 24, 1994 by Summit against Chiron Technolas and another subsidiary of Chiron Vision, Chiron Adatomed, in the German Regional Court. The Regional Court granted judgment for Summit in August 1995, including an injunction, and awarded damages in an amount to be determined. The Company's appeal of the judgment is pending.

     UNITED BIOMEDICAL, INC. On May 14, 1992, the Chiron/Ortho parties brought an infringement action against United Biomedical, Inc. ("UBI") and certain companies of the Akzo Nobel Group ("Organon") for infringement of the '511 patent directed to HCV immunodiagnostics. On May 4, 1994, Chiron instituted summary legal proceedings against UBI and Organon in the District Court of The Hague, The Netherlands, alleging infringement of the '216 patent as a result of the defendants' manufacture and sale of HCV immunoassay kits. UBI supplied and Organon marketed HCV immunoassay test kits throughout Europe. Both the U.K. and Dutch courts granted Chiron injunctions against future infringement by UBI and Organon, and the U.K. court ordered Organon and UBI to pay damages. The Chiron/Ortho parties and Organon settled all HCV litigation pending between them on October 9, 1995, and the Chiron/Ortho parties were compensated for past infringement. The Chiron/Ortho parties and UBI entered into a settlement agreement effective May 1, 1996 the terms of which are confidential and under which the U.K. and Dutch litigation has been dismissed.

     OTHER MATTERS. The Company is party to other matters of litigation, certain of which are described in Item 3, Legal Proceedings, on page 10 of the Company's report on Form 10-K for the period ended December 31, 1995, and as to which there have been no material changes since such Form 10-K was filed.

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

     Chiron is a science-driven healthcare company that applies biotechnology and other techniques of modern biology and chemistry to develop, produce and sell products intended to improve the quality of life by diagnosing, preventing and treating human disease. Chiron participates in four human healthcare markets: diagnostics, including blood screening tests, automated immunodiagnostic systems, critical blood analyte systems and new quantitative probe tests; therapeutics, with an emphasis on oncology, serious infectious diseases and critical care diseases; adult and pediatric vaccines; and ophthalmic surgical products, including instruments and devices used for the surgical correction of vision and intraocular implants to deliver drugs to the eye. Chiron also develops or acquires new technologies, employing these technologies to discover and develop new products for the Company or for its partners.

RESULTS OF OPERATIONS

REVENUES

     The Company's revenues are derived from a variety of sources, including product sales, joint business arrangements, collaborative agreements and product royalty agreements. Product sales, Chiron's largest revenue category, consists of the following product lines for the three-month and nine-month periods ended September 30:

                                              THREE MONTHS          NINE MONTHS
                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                           -------------------  --------------------
                                              1996      1995      1996        1995
                                           ---------  --------  --------    --------
                                                        (IN THOUSANDS)
    Diagnostic products                     $134,816  $131,194  $412,300    $396,461
    Ophthalmic products                       49,911    45,884   154,365     122,640
    Vaccine products                          21,374    18,217    61,680      53,652
    Betaseron-Registered Trademark- sales     16,807    18,490    49,948      42,706
    Oncology products                         16,595    15,826    48,415      43,761
    Other products                             1,027       700     3,169       3,333
                                           ---------  --------  --------    --------
                                            $240,530  $230,311  $729,877    $662,553
                                           ---------  --------  --------    --------
                                           ---------  --------  --------    --------


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

     Diagnostic product sales include direct sales and sales-type leases of fully-automated, random-access immunodiagnostic
(ACS:180-Registered Trademark-, automated chemiluminescence system) testing systems and reagents for these systems, as well as sales of critical blood analyte systems, clinical chemistry products and manual immunodiagnostic systems. Sales of diagnostic products increased in both the third quarter and first nine months of 1996 over the comparable periods in 1995, primarily due to increased sales of branched DNA probe tests for human immunodeficiency virus ("HIV") and immunodiagnostic products. The growth in immunodiagnostic product sales resulted from continued penetration of the instruments market and increased sales volume of reagents resulting from increased system placements and an expanded menu of tests on the ACS:180-Registered Trademark- system, partially offset by reduced sales of manual immunodiagnostics.

     Sales of ophthalmic products increased for both the third quarter of 1996 and on a year-to-date basis as compared to 1995. The sales growth in the third quarter of 1996 was primarily due to sales of the Company's new Vitrasert-TM- Implant (Cytovene-Registered Trademark-; Roche Laboratories) product, the first drug delivery system to provide local, sustained therapy for the eye. Chiron received approval from the U.S. Food and Drug Administration ("FDA") during the first quarter of 1996 to market the product. As a result, the Company recorded $3.3 million and $9.1 million of Vitrasert-TM- Implant sales during the third quarter and first nine months of 1996, respectively. The sales growth during the nine months ended September 30, 1996 was also due to increased sales of viscoelastic products and sales of foldable intraocular lenses as a result of the March 1995 acquisition of the surgical product division of IOLAB from Johnson & Johnson and the continuing evolution in the marketplace favoring foldable lens technology-based products.

     Vaccine product sales consist of sales of pediatric and adult vaccines primarily in Italy and to international public health organizations by Chiron's Biocine S.p.A. subsidiary ("Chiron Biocine"). Chiron Biocine's vaccine products include Acelluvax-Registered Trademark-, a recombinant acellular pertussis vaccine; Agrippal-Registered Trademark-, a flu vaccine; and Polioral-TM-, an oral polio vaccine. Vaccine product sales increased for both the third quarter of 1996 and on a year-to-date basis as compared to 1995 due to Chiron Biocine's expansion into new export markets for its polio vaccine and its combined measles-mumps-rubella vaccine. In addition, in September 1996 Chiron Biocine submitted a product license application to the FDA, seeking approval to market its recombinant acellular pertussis vaccine, combined with diphtheria and tetanus ("DTaP"), for infants and children in the U.S., under the tradename Pertugen-TM-.

     Under the terms of a development and supply agreement with Schering AG, Germany ("Schering"), and its U.S. affiliate, Berlex Laboratories, Inc. ("Berlex"), Chiron manufactures Betaseron-Registered Trademark- (interferon beta-1b) for Berlex. Under the terms of the agreement, Chiron earns an initial partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and a subsequent secondary payment upon Berlex's final net sales of the product to customers. Betaseron-Registered Trademark- product sales during the third quarter of 1996 are comprised primarily of initial and secondary revenues and revenues for Betaseron-Registered Trademark-distributed by Schering for use in an early access program for European patients prior to commercial approval in Europe. Betaseron-Registered Trademark- product sales during the third quarter of 1995 relate primarily to initial payments for shipments of Betaseron-Registered Trademark- product to Berlex. On a year-to-date basis, Betaseron-Registered Trademark- product revenues increased in 1996 compared to 1995 primarily due to secondary revenues arising from net sales by Berlex, and European revenues arising from product distributed by Schering for use in an early access program for European patients. Chiron expects to continue shipments to Berlex during the fourth quarter of 1996 and, accordingly, expects to earn initial and secondary revenues from sales to Berlex. Chiron also expects to earn revenues from shipments to Schering for sales into non-U.S. markets in the fourth quarter of 1996.

     Future levels of Chiron's Betaseron-Registered Trademark- shipments will depend upon the rate at which new patients are enrolled from existing and future markets, the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-Registered Trademark-, and the impact of competing products, including other beta interferon products that were approved for sale in the U.S. during 1996. In addition, based upon the level of inventories carried by Berlex, the timing of future shipments to Berlex and the related revenue may vary by quarter.

     Sales of oncology products, principally Proleukin-Registered Trademark-(aldesleukin, interleukin-2), increased during the three-month and nine-month periods ended September 30, 1996, over the same periods in 1995, primarily due to increased unit sales. Average worldwide selling prices remained roughly constant between the third quarters of 1996 and 1995 and for the first nine months of 1996 compared to 1995.

     The Company markets many of its commercial products internationally. As a result, product revenues in almost all product lines are affected by fluctuating foreign currency exchange rates. Foreign product sales were $132.6 million and $407.4 million for the three-month and nine-month periods ended September 30, 1996, respectively, versus $125.6 million and $373.0 million for the comparable periods in 1995, respectively. International sales of diagnostic, vaccine and ophthalmic products accounted for the majority of the increase in foreign product sales between periods. For the three-month and nine-month periods ended September 30, 1996, approximately 56 percent of Chiron's product sales were denominated in foreign currencies.
The net effect of changing foreign currency exchange rates did not significantly impact product sales when compared with the quarterly and year-to-date periods in 1995. Changing currency exchange rates have had, and will continue to have, an impact on Chiron's results. The Company's other revenues, discussed below, are largely denominated in U.S. dollars but are impacted by the Company's joint partners' and collaborators' non-U.S. operations.

     Joint business revenues consist substantially of Chiron's one-half interest in the pretax operating earnings of its joint diagnostic business with Ortho Diagnostic Systems, Inc. ("Ortho"). The joint business receives a royalty from Abbott Laboratories ("Abbott") for Abbott's sales of hepatitis C virus ("HCV") tests which use the Chiron technology and which compete directly with tests marketed by Ortho. Results from the joint business are recorded by Chiron on a one-month lag based upon estimates supplied by Ortho and are subject to a final annual accounting during the first quarter of the subsequent year. For the third quarter of 1996, Chiron's share of the pretax earnings increased to $29.9 million from $15.6 million for the comparable quarter in 1995. In 1996, the joint business recorded increased sales from the introduction of a new HIV antigen test as well as increased profits from sales growth to Ortho's overseas affiliates. The increase in profits was offset by increased sales and marketing costs associated with the introduction of the new HIV antigen test and by sales of certain lower margin products. Also included in Chiron's share of the operating results of the joint business during the third quarter of 1996 are $6.9 million in royalties resulting from a settlement with Abbott related to prior period sales of HIV immunodiagnostic tests. Under the terms of the settlement agreement, the joint business will receive an ongoing royalty from Abbott based on the sale of products incorporating technology covered by certain Chiron HIV patents.

     For the nine-month period ended September 30, 1996, Chiron's share of the pretax earnings of the joint business with Ortho increased by $18.4 million as compared to 1995, due to the increasing volume of HCV and HIV tests sold, increased royalties from Abbott, adjustments arising from the final 1995 accounting, and the settlement agreement with Abbott. These increases more than offset a reduction between periods in gross profit margins and an increase in sales and marketing, and research and development expenses.

     Joint business revenues for the third quarter of 1996 also include $0.8 million related to Chiron's 49 percent share of the operating results of a new joint venture with Behringwerke AG. Chiron's interest in the joint venture was purchased in July 1996. The results of the venture are reported on a one-month lag.


     Collaborative agreement revenues consist of fees received for research services as they are performed, fees received for completed research or technology, fees received upon attainment of benchmarks specified in related research agreements, and proceeds from sales of biological materials to research partners for clinical and preclinical testing. Collaborative agreement revenues for the three-month and nine-month periods ended September 30, 1996 increased when compared to the comparable periods of 1995. The increase between periods is primarily attributable to revenues of $21.0 million and $52.0 million recognized during the third quarter and first nine months of 1996, respectively, as compared to revenues of $12.0 million recognized during the third quarter and first nine months of 1995 from Ciba-Geigy Limited of Basel, Switzerland ("Ciba") under the terms of a research funding agreement. In 1995, Ciba agreed to provide $250 million (which may be increased up to $300 million subject to certain conditions) in support of research at Chiron. Chiron anticipates continued utilization of the research funding provided by Ciba under the terms of the research funding agreement.

     Also contributing to the increase in collaborative agreement revenues are amounts earned by Chiron's wholly owned subsidiary, Viagene, Inc. ("Chiron Viagene") which was acquired in September 1995. During the three-month and nine-month periods ended
September 30, 1996, Chiron recognized revenues of $2.3 million and $6.9 million, respectively, from Chiron Viagene's collaborative agreement with Green Cross Corporation of Japan for HIV gene therapy research and clinical development. During the first nine months of 1996, Chiron also received initial revenues of $7.5 million from Japan Tobacco Inc. ("JT") pursuant to the terms of a technology transfer and development agreement whereby the pharmaceutical division of JT acquired a non-exclusive, perpetual license to apply certain of Chiron's combinatorial chemistry technologies in JT's research and product development programs. In addition, during the third quarter of 1996, Chiron received $1.8 million from Ribozyme Pharmaceuticals Inc. for Chiron's expenditures on various gene therapy and delivery research projects.

     Other revenues consist principally of product royalties, laboratory services, and sales fees earned by the Company for sales and marketing services rendered on behalf of Ciba. Other revenues increased in the third quarter and first nine months of 1996 primarily due to increased sales fees received from Ciba for sales of Aredia-Registered Trademark- (pamidronate disodium for injection), as well as increased nucleic acid probes reference laboratory service revenues and royalties to Chiron from Schering's European
sales of Betaferon-TM-.   Chiron currently promotes Aredia-Registered
Trademark- for Ciba on an exclusive basis in the U.S. under the terms of a contract which expires in March 1997. Ciba has informed Chiron that Ciba will resume marketing of the product following the expiration of the contract. Chiron and Ciba are negotiating the transition of the marketing responsibilities for Aredia-Registered Trademark-, including whether Chiron will have any ongoing role in the promotion of the product.

COSTS AND EXPENSES

     Gross profit margins during the third quarters of 1996 and 1995 remained constant at 55 percent of product sales. Increases in gross profit margins resulting from the receipt of secondary revenues from Berlex's net sales of Betaseron-Registered Trademark- and sales of immunodiagnostic assays and branched DNA probes were offset by reduced margins resulting from sales of clinical chemistry products and a change in the mix of vaccine product sales. On a year-to-date basis, however, gross profit margins increased in 1996 to 57 percent from 55 percent in 1995 due to secondary revenues related to Betaseron -Registered Trademark- sales; improved margins arising from changes in the sales mix of ophthalmic products and non-recurring 1995 costs resulting from the acquisition of IOLAB; and sales of immunodiagnostic assays and branched DNA probes. These increases were partially offset by reduced margins resulting from sales of clinical chemistry products, a change in the mix of vaccine product sales and costs arising during the second quarter of 1996 of temporarily idled manufacturing facilities in Italy. Gross margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve and as the costs of new facilities are included in cost of goods sold.

     Research and development expenses increased slightly in the third quarter and first nine months of 1996, as compared to 1995, partially due to the Company's acquisition of Chiron Viagene in September 1995. Chiron Viagene is engaged in the discovery and development of gene transfer drugs for the treatment of severe viral infections, cancers and other diseases and added $4.7 million and $13.8 million of research and development expense during the third quarter and first nine months of 1996, respectively. In addition, vaccine research and development expense increased by $6.8 million and $15.3 million during the third quarter and first nine months of 1996, respectively, primarily due to Chiron's effort to obtain FDA approval of its DTaP vaccine. During the third quarter and first nine months of 1996, diagnostic research and development expenses increased by $7.0 million and $5.0 million, respectively, as compared to the comparable periods in 1995, due to continued improvements of existing immunodiagnostic instrument systems and continued development of branched DNA probe tests, used to quantify levels of virus and other indicators of disease. Partially offsetting these increases is a $3.0 million reduction in September 1996 arising from the annual collaboration accounting with G.D. Searle & Co. ("Searle"), related to research and development costs of tissue factor pathway inhibitor products.

     Further offsetting these increases to research and development expense during the three-month and nine-month periods ended September 30, 1996 are the following items, recognized as research and development expense pursuant to collaborative arrangements with other pharmaceutical and biotechnology companies during the comparable periods in 1995:

- Chiron paid $16.4 million to Cephalon, Inc. in the third quarter of 1995 related to the funding of certain collaboration expenses and the purchase of additional program rights;

- The Company paid $8.8 million to Searle for the development and marketing of tissue factor pathway inhibitor products;

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

- The Company reached an agreement with Genelabs Technologies, Inc. ("Genelabs"), whereby Chiron and Genelabs cross-licensed certain rights to HCV, hepatitis G virus, human T-cell leukemia virus - I and human T-cell leukemia virus - II diagnostic tests. From payments totaling $8.5 million, approximately $6.4 million was recognized as expense during the first nine months of 1995;

- Chiron made payments totaling $5.0 million to New York University ("NYU") under an agreement whereby Chiron and its sublicensee, Ciba, acquired certain rights to NYU's optical gene mapping technology.

     Additionally, Chiron, together with Johnson & Johnson ("J & J"), co-funded the development and introduction of a home HIV testing service business, Direct Access Diagnostics, and has had an option to participate as an equal partner with J&J in this business. As a result of an adverse arbitration decision and subsequent affirming court decision, J&J must transfer the business and certain assets of the Direct Access Diagnostics business to a third party. Accordingly, Chiron does not currently expect to participate in the further development of this business opportunity. The Company is discussing with J&J a resolution of its previous interest.

     Selling, general and administrative ("SG&A") expenses increased during the three-month and nine-month periods ended September 30, 1996 as compared to the comparable periods in 1995. SG&A expenses in 1996 were higher due to selling and marketing costs to support Chiron's vaccine, immunodiagnostic and branched DNA probes products; Chiron's new Vitrasert-TM- Implant product; and due to increased costs in the ophthalmic business resulting from the acquisition of IOLAB, including costs related to an expanded international sales force. Selling and marketing expenses continue to represent the largest portion of total SG&A expenses, as Chiron devoted significant resources to support sales volumes in its product lines.

     The write-off of purchased in-process technology during the third quarter of 1995 consists primarily of $130.3 million related to the acquisition of Chiron Viagene in September 1995. During the nine months ended September 30, 1995, the write-off of purchased in-process technology also consists of $222.6 million for the acquisitions from Ciba of Chiron Diagnostics Corporation ("Chiron Diagnostics"), formerly Ciba Corning Diagnostics Corp., and
Ciba's interests in Chiron Biocine and Chiron Vaccines Company ("Chiron Vaccines"), formerly The Biocine Company; $10.3 million for the acquisition of IOLAB; and $1.8 million from an increase in Chiron's ownership of Technolas GmbH, a German laser ophthalmic business.

     In 1995, costs related to the Ciba transaction consist primarily of employee payments and related tax liabilities and legal and investment advisor fees.

     Restructuring and reorganization costs for the first nine months of 1995 represent certain accrued costs of integrating the acquired businesses with Chiron's existing businesses, costs related to the idling of the Company's Puerto Rico manufacturing facility and the scaling-back of manufacturing operations at the Company's Amsterdam facility, and costs related to the write-down of duplicate facilities at the Company's Emeryville, California, headquarters. Also included was a charge related to the change in plans to expand the Company's Emeryville research and administrative facilities.

OTHER ITEMS

     Other expense, net, consists primarily of investment income on the Company's cash and investment balances and interest expense on outstanding debt and capital lease obligations. Other expense, net, was negatively effected during the third quarter of 1996 by increased interest expense as a result of increased debt borrowings, and reduced investment income arising from lower cash balances in the Company's investment portfolio. Comparatively, other expense, net, during the third quarter of 1995 includes a $3.0 million gain on the sale of property. On a year-to-date comparative basis, the other expense, net, balance reflects lower investment income amounts. This decrease was more than offset by a $12.2 million gain arising from the sale of the Company's one-half interest in a generic cancer chemotherapeutics business, effective May 1, 1996.

     Through completion of the sale, Chiron recognized in 1996 $1.9 million of equity in earnings of joint businesses from its one-half interest in the generic cancer chemotherapeutics business that is described above. During the nine months ended September 30, 1995, Chiron recognized $2.5 million of equity in earnings.

     The provision for income taxes in the third quarter and the first nine months of 1996 is based on an estimated annual effective income tax rate. The provision for income taxes during the comparable periods in 1995 was comprised primarily of foreign taxes on certain foreign operations of the Company. Substantially all of the write-off of purchased in-process technologies was not deductible for income tax purposes and thus did not create a tax benefit in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Chiron's capital requirements are generally funded from public and private sales of debt and equity. In addition to these sources of capital, future capital requirements may be financed through a combination of debt, utilization of research funding from Ciba, possible off-balance sheet financing (such as R&D limited partnerships and operating leases), and the use of existing cash and investment balances. Until required for operations, Chiron's policy is to keep its cash and investments, which totaled approximately $129.8 million at September 30, 1996, in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, or other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with maturities in excess of one year are presented on the balance sheet as noncurrent investments.

     Chiron attempts to reduce its exposure to fluctuations in foreign currency exchange rates by entering into forward currency contracts ("forwards") and average rate put options ("options"). Forwards are used to hedge balance sheet exposure resulting from completed transactions denominated in a foreign currency, and options are used to hedge anticipated transactions. Forward contracts are settled monthly and currently outstanding option contracts mature within three months. As of September 30, 1996, the Company held forward and option contracts totaling $69.9 million and $19.1 million, respectively.

     In future periods, Chiron expects to incur substantial capital spending consistent with the Company's commitment to expand its manufacturing capacity for specific products. During the nine months ended September 30, 1996, Chiron continued the expansion of certain vaccine production facilities in Italy as well as the expansion of its research and development and certain administrative facilities in Emeryville. The expansion of the Emeryville facilities is projected to occur in stages over the next thirty years. In June 1996, Chiron entered into a seven-year operating lease agreement with a group of financial institutions to rent a research and development facility to be constructed as part of the Emeryville expansion project. Under the terms of this agreement, the financial institutions have committed $195.0 million towards the total construction cost of the project. No lease payments will be required during the construction period which is expected to last less than three years.

     During 1996, Chiron expanded its short-term borrowing capacity by entering into two separate one-year revolving, unsecured credit agreements with major financial institutions for borrowing capabilities up to $50.0 million and $100.0 million, respectively. These facilities bring the total committed, unsecured short-term revolving credit facilities available to the Company in the U.S. to $200.0 million. These credit facilities in the U.S. are guaranteed by Ciba and provide for various borrowing rate options, as defined in the agreements. As of September 30, 1996, $100.0 million was outstanding under these facilities.

     During 1996, Chiron selectively entered into cross currency interest rate swaps ("swaps") to modify the interest and/or currency characteristics of specific outstanding debt obligations. During the second quarter of 1996, Chiron entered into a one-year swap agreement with a notional amount of $24.9 million, effectively converting debt denominated in U.S. dollars to Japanese yen and lowering the effective variable interest rate. During July 1996,

Chiron also entered into swap agreements that mature in July 2001 with an aggregate notional amount of $112.6 million, effectively converting debt denominated in U.S. dollars to German marks and modifying the interest rate from a variable rate to a fixed German mark rate of 6.2%.

     In July 1996, Chiron purchased a 49 percent interest in the human vaccine business of Behringwerke AG, a subsidiary of Hoechst AG. The total acquisition price was $119.0 million and includes costs directly related to the acquisition. This amount is subject to adjustment pending the completion of an audited opening balance sheet. Under the terms of the agreement, Chiron has an option to purchase the remaining 51 percent interest over the next five years and Behringwerke AG has the option to have Chiron acquire the remaining interest in March 2001. During the period of mutual ownership, Chiron and Behringwerke AG will operate the vaccine business as a joint venture, which has been named Chiron Behring. In addition, during September 1996, Chiron invested $30.0 million in General Injectables & Vaccines, Inc. ("GIV") for a combination of preferred stock and debt. GIV will distribute and actively promote Chiron's vaccine products in the U.S.

     Chiron's liquidity may be further impacted in future periods by its decision to fund its share of expenses in certain of its joint ventures and collaboration agreements. Over the next several years, Chiron anticipates funding collaborations with a number of research partners, and may make additional equity investments in collaborative partners.

     During the nine months ended September 30, 1996, cash and cash equivalents decreased by $20.4 million. Of this amount, $10.0 million was provided by the Company's operating activities, compared to $57.0 million used during the nine months ended September 30, 1995.

     Investing activities consumed cash of $148.7 million during the first nine months of 1996, versus $28.1 million in 1995. During 1996, net sales of marketable debt securities and capital expenditures totaled $73.6 million and $69.5 million, respectively, versus $156.7 million and $70.6 million, respectively, during 1995. Additionally, in 1995 Chiron received $14.2 million, net of cash paid, through its acquisition of Chiron Diagnostics, Chiron Biocine and Chiron Vaccines and paid $95.0 million and $35.5 million in cash for the acquisitions of IOLAB and Viagene, respectively. During the first nine months of 1996, Chiron received $14.0 million from the sale of its one-half interest in a generic cancer chemotherapeutics business and paid $114.3 million and $30.0 million for the Company's 49 percent interest in Chiron Behring and investment in GIV, respectively.

     Cash provided by financing activities of $118.3 million during the nine months ended September 30, 1996 reflects cash proceeds of $36.8 million received from the exercise of stock options and issuance of stock under the Company's employee stock purchase plan, and increased net debt borrowings totaling $81.4 million. Cash provided by financing activities of $69.2 million during the comparable period in 1995 includes approximately $13.8 million of net debt borrowings, $30.6 million related to the issuance of common stock under the Company's employee benefit plans, and a capital contribution of $24.8 million pursuant to the 1995 agreements with Ciba.

     Chiron believes that its cash and investments, funds provided by operations, and funding arrangements discussed above, together with Ciba's agreement in 1995 to guarantee $425.0 million of debt for Chiron and Chiron's option to issue up to $500.0 million of new equity to Ciba, will be sufficient to meet its cash requirements during the upcoming twelve months and through the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Chiron wishes to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Chiron's actual results and could cause Chiron's actual consolidated results for the fourth quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Chiron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

- Delays, difficulties or failure in obtaining regulatory approval (including approval of its systems, procedures and facilities for production) for the Company's products. These may include, for example, approval of the Company's Italian manufacturing facilities and processes as satisfying FDA requirements for production of the Company's DTaP vaccines, approval for Myotrophin, a drug under development by Chiron and Cephalon, Inc., for which additional clinical trials may be required by the FDA, and approval for Quantiplex-TM- for HIV and follow-on bDNA probe products, for which the FDA may require substantial additional process and systems validation.

- Inability to maintain or initiate third party arrangements which generate revenues, in the form of license fees, research and development support, royalties, sales fees and other payments, in return for rights in technology or products under development or promotional or other services provided by the Company.

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

- Possible changes in laws, regulations and guidelines of regulatory agencies, which may affect the scope, standards, timelines and sales of certain of the Company's products including, for example, off-label sales of pharmaceuticals and research use only sales of diagnostic instruments.

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

- Decline in the Betaseron-Registered Trademark- customer base in the U.S.; the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-Registered Trademark-; the impact of competing products, including other beta interferon products; pricing, promotional and marketing decisions by the Company's partner, Schering.

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

     EXHIBIT
     NUMBER                   EXHIBIT
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

      3.04  Certificate of Amendment of Restated Certificate of
            Incorporation of the Registrant, dated May 21, 1996, incorporated by reference to Exhibit 3.04 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

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

      4.03 Second Supplemental Indenture, dated as of March 25, 1996, by and among the Registrant, Cetus Oncology Corporation (formerly Cetus Corporation), and Bankers Trust Company, incorporated by reference to Exhibit 4.03 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

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

      4.09  Amendment No. 2 to Rights Agreement dated as of August 9,
            1996, between Chiron Corporation and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.09 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

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

      10.17 Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 11, 1996.*

      10.18 Forms of Option Agreements, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K report for fiscal year 1993.*

      10.19 Form of Automatic Share Right Agreement, Chiron 1991 Stock Option Plan, as amended.

      10.20 Forms of Option Agreements, Cetus Corporation Amended and Restated Common Stock Option Plan, incorporated by reference to
            Exhibit 10.33 of Registrant's Form 10-K report for fiscal year
            1991.*

      10.21 Forms of Supplemental Letter concerning the assumption of Cetus Corporation options by Chiron, incorporated by reference to
            Exhibit 10.34 of Registrant's Form 10-K report for fiscal year
            1991.*

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

      10.24 Revolving Credit Agreement, dated as of July 12, 1996, between Registrant and Bank of America National Trust and Savings Association, incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

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

      10.33 Amendment dated as of January 3, 1995 among Ciba-Geigy
            Limited, Ciba- Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.60 of the Registrant's current report on Form 8-K dated January 4, 1995.

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

      10.40 Option Agreement between Harold B. Chapman, Jr., and the
            Registrant, dated January 1, 1995 and Letter dated February 28, 1996 to Harold B. Chapman, Jr.

      10.41 Lease commencing March 1, 1987, between EuroCetus B.V. and the Municipal Land Company of the City of Amsterdam (Translation), incorporated by reference to Exhibit 10.40 of the Registrant's Form 10-K report for fiscal year 1995.

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

      10.46 License Agreement between the Registrant and the Board of Trustees of the Leland Stanford Junior University, dated December 15, 1981, incorporated by reference to Exhibit 10.07 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

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

      10.53 Regulatory Filing, Development and Supply Agreement between the Registrant, Cetus Oncology Corporation, a wholly-owned subsidiary of the Registrant, and Schering AG, a German company, dated as of May 10, 1993 (with certain confidential information deleted), incorporated by reference to Exhibit 10.50 of the Registrant's current report on Form 8-K dated February 9, 1994.

      10.54 Description of Executive Officer Variable Compensation Program, incorporated by reference to Exhibit 10.57 of the Registrant's Form 10-K report for fiscal year 1995.*

      10.55 Chiron Corporation 1995 Executive Officer Variable Cash Compensation Plan, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 18, 1995.*

      10.56 Amended and Restated License Agreement effective April 1,
            1996 between Ciba Corning Diagnostics Corp., a Delaware corporation, and Bioanalysis Limited, a corporation organized under the laws of the United Kingdom of Great Britain and Northern Ireland. [Certain confidential information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

      10.57 Letter Agreement dated December 30, 1993 by and between
            Registrant and Schering AG, a German company (with certain confidential information deleted), incorporated by reference to
            Exhibit 10.51 of the Registrant's Form 10-K report for fiscal year 1993.

      10.58 Guaranty, dated as of September 29, 1994, made by Registrant, in favor of Bankers Trust Company, as trustee, incorporated by reference to Exhibit 10.52 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

      10.59 Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The First National Bank of Boston, as trustee, incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

      10.60 Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T. Williams, incorporated by reference to Exhibit 10.54 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*

      10.61 Letters dated May 6, 1996 and May 25, 1996 to Magnus
            Lundberg.*

      10.62 Letter to Dino Dina dated April 24, 1984, incorporated by reference to Exhibit 10.66 of the Registrant's Form 10-K report for fiscal year 1994.*

      10.63 Research Agreement, dated as of July 15, 1985, between
            Ciba-Geigy Limited, a Swiss corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, incorporated by reference to Exhibit 10.64 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

      10.64 Licensing Agreement, effective December 18, 1986, by and between Miles Laboratories, Inc., a Delaware corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated December 18, 1992 from Ciba Corning Diagnostics Corp. to Miles Laboratories, Inc., incorporated by reference to Exhibit 10.65 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995.[Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

      10.65 Magnetocluster Binding Assay Technology Agreement, dated as of January 21, 1983, by and between Bioclinical Group, Inc., a Delaware corporation, and Corning Glass Works, a New York corporation, incorporated by reference to Exhibit 10.66 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

      10.66 Turn-back License Agreement, dated as of May 30, 1986, by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and Advanced Magnetics, Inc., a Delaware corporation, incorporated by reference to Exhibit 10.67 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

      10.67 Settlement Agreement, dated August 30, 1989, between Ciba
            Corning Diagnostics Corp. and Advanced Magnetics, Inc., incorporated by reference to Exhibit 10.68 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

      10.68 Lease made and entered into December 17, 1984 between BGR Associates, a California limited partnership, and Cetus Corporation and Amendment to Lease dated December 17, 1984, entered into effective February 1, 1986, incorporated by reference to Exhibit
            10.69 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

      10.69 Second Amendment to Lease dated as of March 15, 1995 between BGR Associates, a California limited partnership, and Registrant, incorporated by reference to Exhibit 10.73 of the Registrant's Form 10-K report for fiscal year 1995.

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

      10.76 Chiron Funding L.L.C. Limited Liability Company Agreement, entered into and effective as of December 28, 1995, among the Registrant, Chiron Biocine Company and Biocine S.p.A. and Ciba-Geigy Corporation, incorporated by reference to Exhibit 10.80 of the Registrant's Form 10-K report for fiscal year 1995. [Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".]

      10.77 Agreement between Ciba-Geigy Limited and the Registrant made November 15, 1995, incorporated by reference to Exhibit 10.81 of the Registrant's Form 10-K report for fiscal year 1995. [Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".]

      10.78 Reimbursement Agreement dated as of March 24, 1995, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.76 of the Registrant's Form 10-Q report for the period ended July 2, 1995.

      10.79 Promissory Note, as amended and restated, dated January 1, 1995 by Ciba Corning Diagnostics Corp., incorporated by reference to
            Exhibit 10.83 of the Registrant's Form 10-K report for fiscal year 1995.

      10.80 Commercial lease between Domilyon Corporation and Domilens Laboratories and Amendment No. 1 to Commercial Lease dated May 9, 1994, incorporated by reference to Exhibit 10.84 of the Registrant's Form 10-K report for fiscal year 1995.

      10.81 Agreement between the Registrant and Cephalon, Inc. dated as of January 7, 1994, and Letter Agreements between the Registrant and Cephalon dated January 13, 1995 and May 23, 1995, incorporated by reference to Exhibit 10.85 of the Registrant's Form 10-K report for fiscal year 1995. [Certain information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement:
            "Confidential Treatment Requested".]

      10.82 Reimbursement Agreement, dated as of June 28, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.94 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

      10.83 Reimbursement Agreement, dated as of May 20, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.95 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

      10.84 Letter Agreement between the Registrant and Dr. Richard W.
            Barker dated May 1, 1996, incorporated by reference to Exhibit 10.88 of the Registrant's Form 10-Q report for the period ended June 30, 1996.*

      10.85 Revolving Credit Agreement, dated as of March 23, 1996, between the Registrant and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.89 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

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

      10.88 Purchase Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to
            Exhibit 10.90 of the Registrant's Form 10-Q report for the period ended June 30, 1996.


      10.89 Lease Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to
            Exhibit 10.91 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

      10.90 Ground Lease between BNP Leasing Corporation and the
            Registrant, dated June 28, 1996, incorporated by reference to
            Exhibit 10.92 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

      10.91 Reimbursement Agreement, dated as of July 12, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.93 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

      11    Statement of Computation of Earnings per Share.

      27    Financial Data Schedule.

------------------------------------------
*Management contract, compensatory plan or arrangement.

(b)    Reports on Form 8-K

     None.

                              CHIRON CORPORATION

                              September 30, 1996




                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CHIRON CORPORATION



DATE: November 12, 1996                    BY: /s/ Edward E. Penhoet
      ---------------------------------        --------------------------------
                                               Edward E. Penhoet
                                               President and Chief
                                               Executive Officer



DATE: November 12, 1996                    BY: /s/ Dennis L. Winger
      ---------------------------------        --------------------------------
                                               Dennis L. Winger
                                               Senior Vice President,
                                               Finance and Administration,
                                               Chief Financial Officer, and
                                               Principal Accounting Officer