Form 10-K
period 1996-12-29
CHIRON CORP
filed 1997-03-31
CIK 706539

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996
                          Commission file No. 0-12798
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

                         COMMON STOCK, $0.01 PAR VALUE
               WARRANTS TO PURCHASE COMMON STOCK, $0.01 PAR VALUE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____
                            ------------------------

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 28, 1997, was $1.9 billion.

    The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 1997:

            TITLE OF CLASS                           NUMBER OF SHARES
--------------------------------------    --------------------------------------
    Common Stock, $0.01 par value                      172,027,422

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Company's Consolidated Financial Statements for the fiscal year ended December 29, 1996, are incorporated by reference into Parts II and IV of this Form 10-K Report and are filed as Exhibit 13 to this Form 10-K Report. Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 15, 1997, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES RELATING TO THE FUTURE FINANCIAL PERFORMANCE OF CHIRON CORPORATION (THE "COMPANY" OR "CHIRON"), AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" CONTAINED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CHIRON'S CONSOLIDATED FINANCIAL STATEMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCES OF UNANTICIPATED EVENTS.

    Chiron is a diversified, science-driven, market-directed healthcare company that applies biotechnology and other techniques of modern biology and chemistry to develop, produce and sell products intended to improve the quality of life by diagnosing, preventing and treating human disease. Chiron participates in four human healthcare markets: (i) diagnostics, including blood screening tests, automated immunodiagnostic systems, critical blood analyte systems and new quantitative probe tests; (ii) therapeutics, with an emphasis on oncology, serious infectious diseases and critical care diseases; (iii) adult and pediatric vaccines; and (iv) ophthalmic surgical products, including instruments and devices used for the surgical correction of vision and intraocular implants to deliver drugs to the eye. Chiron also develops or acquires new technologies, employing these technologies to discover new products for the Company or for its partners.

    Effective January 1, 1995, Chiron began a biotechnology alliance with Ciba-Geigy Ltd., of Basel, Switzerland, ("Ciba"), which in December 1996 merged with Sandoz Limited ("Sandoz") to form Novartis AG ("Novartis"). Novartis increased its ownership interest in Chiron common stock to 49.9 percent (now approximately 46 percent as a result of subsequent stock issuances to parties other than Novartis). In addition, Chiron and Novartis have an agreement to cooperate in research, development, manufacturing and marketing of biotechnology products on an arms-length basis while remaining independent to pursue other opportunities. The two companies have a separate agreement to collaborate in combinatorial chemistry. For a further description of the alliance with Novartis, see Part II, Item 8., Note 2 of Notes to Consolidated Financial Statements.

    Chiron operates through the following business units: Chiron Diagnostics, which includes immunodiagnostic and critical care instrument systems, quantitative probe tests and an interest in a joint immunodiagnostic business; Chiron Vaccines, which includes a fully integrated vaccine business in Italy and a vaccine joint venture in Germany; Chiron Therapeutics, which provides products for use primarily by oncologists and manufactures the therapeutic product, Betaseron-TM-; and Chiron Vision, the Company's ophthalmic business. A fifth business unit, Chiron Technologies, manages the Company's research and development programs, principally those that pertain to the development of new pharmaceutical products, and develops new technologies with potential utility throughout Chiron.

    Chiron is a global organization with facilities on four continents. Chiron's corporate headquarters is located at 4560 Horton Street, Emeryville, California, 94608-2916, and its telephone number at that address is (510) 655-8730.

CHIRON DIAGNOSTICS

    Chiron, through its Chiron Diagnostics business unit, is one of the world's largest providers of critical blood analyte systems used to measure blood gases, blood electrolytes and metabolites. These systems are used by hospitals to diagnose and monitor patients in critical care settings. Chiron Diagnostics also markets the ACS:180-TM- and ACS:180 Plus-TM-, which are automated, high-throughput random access immunodiagnostic instrument systems used by hospital and reference laboratories to detect and measure thyroid, anemia, fertility, cancer and STAT cardiac indicators. Two new instrument systems are scheduled for introduction in 1997: the Rapidpoint-TM- 400, a critical care system designed specifically for critical care settings in hospitals, and the ACS:Centaur-TM-, a more powerful immunoassay system designed to markedly increase laboratory productivity and provide a platform for unique analytes that will help clinicians manage disease progression.

    Chiron Diagnostics develops branched DNA ("bDNA") probe tests to quantify levels of virus and other indicators of disease. Research suggests that Chiron's bDNA probe tests may have utility in predicting disease progression, selection of patients for treatment based on probability of response and monitoring response to therapy. Chiron is selling bDNA probe tests for human immunodeficiency virus ("HIV"), hepatitis C virus ("HCV"), and hepatitis B virus ("HBV") for research use only in the U.S. Chiron's bDNA probe test for HIV has been approved for use in France and Australia. The U.S. Food and Drug Administration ("FDA") is reviewing Chiron's application to market its bDNA probe test for HIV in the U.S. Chiron has licensed rights to sell bDNA probe tests in Japan and Taiwan to Daiichi Pure Chemicals Co., Ltd. ("Daiichi"). Daiichi currently markets Chiron's Quantiplex-TM- bDNA tests for HCV and HBV in Japan.

    Chiron has a joint business with a significant worldwide presence in the immunodiagnostic market with Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson ("J&J") company, based largely on sales of tests used to screen blood for the potential presence of HCV. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides confirmatory tests and microplate-based instrument systems to automate test performance and data collection. Chiron and Ortho share equally in the pretax profit generated by the joint business. In early 1997, the Chiron-Ortho joint business reached an agreement to supply the American Red Cross with its entire requirements for blood screening tests and reagents. The joint business holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalty payments for the sale of HCV and HIV tests by Abbott Laboratories ("Abbott") and HCV tests by Pasteur Sanofi Diagnostics. Chiron and Ortho are presently seeking, through arbitration, resolution of certain disagreements with respect to the manner in which one or both companies will market certain clinical diagnostics products using intellectual property which is the subject of the 1989 agreement between them creating the joint business. While the result of arbitration is uncertain, the Company believes that the parties ultimately will reach a satisfactory conclusion, consistent with Chiron's best interests.

CHIRON VACCINES

    Chiron Vaccines, headquartered in Emeryville, California, with operations in Siena, Italy, and a joint venture in Marburg, Germany, develops and markets adult and pediatric vaccines. Chiron Vaccines' present business is based primarily on the sale of traditional pediatric and flu vaccines in Italy and, to a lesser extent, in the Middle East, the Far East, Africa, South America, and to international health services such as the World Health Organization. Among its products is a new genetically engineered acellular pertussis (whooping cough) vaccine, combined with diphtheria and tetanus ("DTaP"), currently marketed in Italy and exported to other countries. Chiron Vaccines is preparing an application to market the DTaP vaccine in Europe. Its application to market this vaccine under the trade name Pertugen-TM- is under review at the FDA. These applications are based on the results of large-scale U.S. government-sponsored trials in Italy that demonstrated that the Chiron acellular pertussis vaccine is safer and more effective than a current U.S. licensed whole-cell pertussis vaccine. Chiron Vaccines is also preparing an application to market an adjuvanted flu vaccine in Europe.

    Chiron Vaccines is developing a new generation of vaccines for serious adult infections. These vaccines utilize genetically engineered antigens which are displayed in a manner that mimics the appearance of the actual agent, combined in a formulation with adjuvants that amplify the immune response. In

November 1996, Chiron Vaccines announced that its preliminary analysis of data available from prophylactic genital herpes vaccine trials did not indicate efficacy for the product. Based upon these results, Chiron Vaccines decided not to pursue a Product License Application for the product. With respect to other vaccine trials, a Phase 1 trial of an HIV antigen is on-going in the U.S., a Phase 1 trial of an HIV vaccine is underway in Thailand, in collaboration with the Thai Royal Army and the U.S. Department of the Army, and additional trials of HIV vaccines are also planned to be conducted by the National Institutes of Health. A vaccine for HCV is in preclinical trials. Chiron Vaccines is also collaborating with North American Biologicals, Inc. in the development of a new family of human immunoglobulin products, using Chiron's vaccines as the stimulating agent and initially focused on the development of a hyperimmune globulin product to prevent and treat CMV infections.

    In July 1996, Chiron purchased a 49 percent interest in the human vaccine business of Behringwerke AG, a subsidiary of Hoechst AG, for approximately $120.0 million in cash. Under the terms of the purchase agreement, Chiron has an option to purchase the remaining 51 percent in March 1998, 1999, 2000 or 2001, and Behringwerke AG has the option to require Chiron to acquire the remaining 51 percent interest in March 2001. During the period of mutual ownership, Chiron and Behringwerke AG will operate the vaccine business as a joint venture which has been named Chiron Behring GmbH & Co. ("Chiron Behring").

    Chiron Behring, one of the largest vaccine suppliers in Germany, manufactures and markets vaccines for flu, diphtheria, tetanus, pertussis, rabies, tick-borne encephalitis, tuberculosis, cholera, an oral vaccine for polio, and, under license from other companies, distributes vaccines in Germany for measles, mumps, rubella, HBV, typhoid fever, pneumonia, haemophilus influenza as well as an inactivated polio vaccine. Chiron Behring also provides an outlet for Chiron's vaccines in the German market and expands Chiron's presence in the European vaccine market.

    In addition to its Chiron Vaccines activities, Chiron has received royalty payments since 1986 from the sales of Recombivax-TM- HB, a vaccine against HBV developed, manufactured and marketed by Merck & Co., Inc. ("Merck"), using technology developed by Chiron. Recombivax-TM- HB was the first vaccine using genetic engineering to be licensed by the FDA for human use.

CHIRON THERAPEUTICS

    Chiron Therapeutics, Chiron's hospital and large clinic-based business in the U.S. and Europe, markets products for use principally by oncologists. Its leading product is Proleukin-TM- (aldesleukin), interleukin-2, the first treatment approved for metastatic kidney cancer. Proleukin is also being developed for additional indications, including metastatic melanoma and HIV infection. In addition, on behalf of Novartis, Chiron promotes in the U.S. Aredia-TM- (pamidronate disodium for injection), a drug to treat hypercalcimia of malignancy, Paget's disease and osteolytic bone lesions of multiple myeloma. In November 1996, Novartis and the Company agreed to a modification of Chiron's contract, which expires in March 1997, for sole promotional rights for Aredia-TM-. Under the new arrangements, Chiron, through a co-promotion arrangement with Novartis, will promote Aredia-TM- for two years after a six-month transitional period. Chiron is also co-developing DepoCyt for the treatment of neoplastic meningitis. In May 1996, Chiron sold its 50 percent interest in a generic cancer chemotherapeutics business to its partner, Ben Venue Laboratories, Inc.

    Chiron Therapeutics manufactures Betaseron-TM- (interferon beta-1b) for Berlex Laboratories, Inc., a U.S. affiliate of Schering AG of Germany ("Schering"), which markets the product primarily in the U.S. and Canada. In Europe, Schering is marketing the product under the trade name Betaferon-TM-, manufactured by Boehringer Ingelheim, for which Chiron receives a royalty.

CHIRON VISION

    Chiron Vision, headquartered in Claremont, California, is the Company's business in ophthalmic surgical products, with sales in the U.S. and more than 20 other countries. Chiron Vision's line of products for the surgical correction of vision includes both hard and foldable intraocular lenses for cataract replacement surgeries, phacoemulsification instruments for small-incision cataract surgeries, and refractive surgical instruments, including corneal shapers and excimer lasers.

    In March 1996, Chiron Vision received FDA approval to begin marketing the Vitrasert-TM- Implant to deliver ganciclovir for the treatment of CMV retinitis in people with AIDS. Recently, the Vitrasert-TM- Implant was approved in Europe for the same indication. In Phase 3 clinical trials, the Vitrasert-TM- Implant demonstrated a clinically important improvement over intravenously administered ganciclovir in delaying the progression of CMV retinitis in these individuals. Chiron Vision is co-marketing the Vitrasert-TM- Implant worldwide, including in the U.S. and Europe, with Hoffmann-La Roche, Inc. ("Roche"), which manufactures and markets ganciclovir.

CHIRON TECHNOLOGIES

    Chiron Technologies applies enabling technologies in combinatorial chemistry, gene therapy and recombinant proteins to develop products intended for use as therapeutics, and develops new technologies with potential utility throughout the Company. Chiron Technologies combines the Company's own proprietary technologies in combinatorial chemistry, robotic screening and selection and molecular biology with the knowledge and participation of a select group of leading academic scientists in the fields of structural biology and bio-organic chemistry. Chiron also engages in collaborations to create libraries of compounds for characterization and screening with other pharmaceutical companies, including Janssen Pharmaceutica NV, a J&J company, Novartis, Japan Tobacco and Organon Teknika N.V. ("Organon"), as well as with organizations in other fields such as Dow Elanco, an agricultural company.

    Chiron is developing gene therapy and gene transfer products, and drug activation technology for the prevention and treatment of a broad range of human diseases. Chiron's gene therapy program includes collaborations with Baxter, Inc., Green Cross of Japan, Ribozyme Pharmaceuticals, Inc. and the Virus Research Institute.

    Chiron, in collaboration with J&J, is developing a growth factor to treat topical wounds. In December 1996, Chiron and J&J submitted applications to the FDA to manufacture and market their wound healing agent Regranex-TM- (becaplermin), a formulation containing recombinant human platelet-derived growth factor (rhPDGF). Chiron manufactures rhPDGF in bulk for final formulation into Regranex-TM-. J&J is responsible for clinical development, regulatory matters, product formulation, marketing and sales.

    Chiron is collaborating with Cephalon, Inc. ("Cephalon") to develop and market products for the treatment of neurological disorders. In June 1996, an advisory committee to the FDA recommended that, based on results from two clinical trials, Myotrophin-TM- (rhIGF-1 or mecasermin [recombinant DNA origin]) Injection be made available to patients with amyotrophic lateral sclerosis (ALS, or Lou Gehrig's Disease), on a compassionate-use basis while it undergoes further regulatory review. The FDA granted treatment IND status for Myotrophin-TM- in August 1996, and a small number of ALS patients are receiving the drug. At the June 1996 meeting, the advisory committee expressed the view that the second trial, which was conducted in Europe, did not determine a positive effect for Myotrophin-TM-, and that conducting another controlled trial was advisable. In February 1997, Chiron and Cephalon submitted a new drug application to the FDA seeking to market Myotrophin-TM-. In May 1997, the same FDA advisory committee will review the application.

    In the area of cardiovascular disease and critical care, Chiron has a collaboration with G.D. Searle & Co. ("Searle"), to develop tissue factor pathway inhibitor ("TFPI"), a coagulation inhibitor with potential applications in thrombotic and inflammatory diseases, trauma and critical care. Chiron and Searle have started a Phase 2 clinical trial studying the use of TFPI in sepsis.

    Chiron is engaged in development of a number of products and businesses in collaboration with third parties. The success of these collaborations will depend upon contributions by each collaborator of existing and future intellectual property and of activities and other resources. Success will also depend upon the continuing agreement of the collaborators as to their joint and separate rights and obligations with respect to opportunities in and relating to the subject matter of the collaboration as such opportunities arise and evolve over time.

COMPETITION

    Chiron competes against a large number of other biotechnology and pharmaceutical companies in the U.S. and internationally, and although no single company competes in every area of Chiron's interests, the competition is intense and expected to increase. Biotechnology and drug discovery are rapidly evolving fields in which new developments frequently result in product obsolescence and price competition. To compete effectively, Chiron's direct and joint businesses invest heavily in research and development, maintain multiple sales forces that concentrate efforts on individual classes of customers, and spend significant amounts on advertising, promotion and selling. Substantial consolidation is underway in the global healthcare industry, and is expected to produce greater efficiencies and even more intense competition.

    In the diagnostic market, the major competitor to both the Chiron-Ortho joint business and to the Chiron Diagnostics business is Abbott. In addition, although initial patents for the Chiron HCV invention have been issued and are being upheld through litigation, other companies in Japan and Europe have introduced, or may be preparing to introduce, competing HCV tests. In addition to Abbott, Chiron faces competition in the immunoassay market from several companies, including Boehringer Mannheim and J&J, which purchased the diagnostic and clinical chemistry business of Eastman Kodak. Chiron's bDNA probe tests compete with products from affiliates of Roche (which markets tests based on polymerase chain reaction-PCR), Abbott, Organon and Digene and may compete with Gene-Trak Systems and Gen-Probe Incorporated. In the critical blood analyte market, Chiron Diagnostics faces competition in large systems from Radiometer Medical A/S and Instrumentation Laboratory Company and in the point-of-care segment from I-STAT, which has a collaboration with Hewlett-Packard.

    Four large companies hold the greatest share of the worldwide vaccine market: Merck and SmithKline Beecham Biologicals ("SmithKline"), both of which market the only widely sold recombinant vaccines for hepatitis B infection; Wyeth Lederle Vaccines & Pediatrics ("Lederle"), a division of American Home Products; and Pasteur Merieux Connaught ("PMC") (which separately has a strategic alliance with Merck). All four of these companies have substantial businesses and development programs in pediatric vaccines. SmithKline, Lederle and PMC have been granted licenses to market in the U.S. acellular pertussis vaccines that demonstrated superiority compared to whole-cell pertussis vaccines, in combination with diphtheria and tetanus. North American Vaccines has regulatory applications for its DTaP vaccine in review in Europe and by the FDA. The vaccine will be marketed in the U.S. by Abbott and, subject to successful regulatory approvals, by Chiron Behring in Germany and Austria. In addition, SmithKline, Lederle, PMC and North American Vaccines are conducting clinical trials studying combinations of DTaP with other pediatric vaccines. These companies, as well as other biotechnology companies, are researching and developing vaccines using proteins and DNA for adult infectious diseases and cancers.

    In the therapeutics market, Proleukin-Registered Trademark- competes with alpha interferon sold by Schering Plough Corporation and Roche as a treatment for metastatic kidney cancer. Several other biotechnology companies are developing IL-2 or other interferons as immune-system-based therapies for cancers and infectious diseases, including Roche, Genentech, Inc. ("Genentech"), and Amgen Inc. Chiron's therapeutic products in development for cancer, infectious diseases and cardiovascular disease face competition from companies such as Genetics Institute, Immunex Corporation, Genentech and many other biotechnology companies. Novartis' Aredia-TM-, which Chiron promotes in the U.S., may face competition from companies with other bone growth factor products.

    Betaseron-TM-, licensed in the U.S. to treat relapsing-remitting multiple sclerosis, began usage by patients in October 1993. Avonex, a recombinant beta interferon from Biogen, Inc., was licensed in the U.S. in May 1996, has gained significant market share, and was approved in early 1997 for marketing in Europe. Late in 1996, Copaxone from Teva Pharmaceuticals was approved in the U.S. for treatment of multiple sclerosis. Other companies have entered, or are preparing to enter, products into clinical trials for multiple sclerosis. In certain European countries, Schering's product, Betaferon-TM-, faces competition from Ares Serono, who sells an extracted form of beta interferon which is used for, among other purposes, treatment of multiple sclerosis, and holds licenses for other indications in several European countries.

    Chiron Vision competes against numerous healthcare, pharmaceutical and biotechnology companies in the research, development and marketing of devices and therapeutic products for the ophthalmic surgery market. Chiron Vision's competition in its largest product line, intraocular lenses, includes Alcon Laboratories, Inc., a division of Nestle SA; Allergan, Inc.; Pharmacia AB; Storz Instrument Company, a subsidiary of American Home Products; and Staar Surgical Co. Gilead Sciences, Inc., markets a systematically injectable pharmaceutical that competes against Chiron Vision's ganciclovir Vitrasert-TM- Implant. Summit Technology, Inc. and VISX, Inc. are marketing FDA-approved excimer lasers in the U.S. to correct vision. Additionally, Nidek, Inc. and LaserSight Technologies, Inc. are marketing excimer lasers in non-U.S. markets.

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

MANUFACTURING

    Chiron has licensed manufacturing facilities in Emeryville, California for the production of biologicals and clinical grade materials for clinical trials of certain products in development. Chiron also has manufacturing facilities in St. Louis, Missouri; Vacaville, California; Puerto Rico; and Amsterdam, The Netherlands. Due to lower than expected domestic commercial demand for Betaseron-TM-, the Puerto Rico facility was idled in 1995.

    Following the acquisition of IOLAB in 1995, Chiron Vision consolidated the majority of its domestic operations at IOLAB's facilities in Claremont, California. Chiron Vision also leases additional manufacturing facilities in Irvine, California; Lyon, France; and Munich, Germany.

    Chiron Vaccines leases manufacturing and administrative facilities in Siena, Italy, and owns manufacturing facilities in Rosia, Italy. Chiron Diagnostics owns manufacturing facilities in Oberlin, Ohio and Walpole, Massachusetts. Other manufacturing sites are leased including Irvine, California; Alameda, California; Medfield, Massachusetts; and Sudbury, England.

    Regulatory approvals for each of the facilities described above are necessary before Chiron can begin any new commercial production. Failure to obtain all necessary approvals and permits would materially and adversely affect the continued development and introduction of Chiron products.

MAJOR CUSTOMERS

    During 1996, no single customer contributed ten percent or more to total revenues. Novartis is a related party and contributed less than ten percent of total revenues in 1996 and 1995, and 11 percent in 1994. J&J and its affiliates are also related parties and collectively contributed less than ten percent of total revenues in 1996 and 1995, and 22 percent in 1994. Sales of Betaseron-TM-to Chiron's marketing partner accounted for less than ten percent of total revenues in 1996 and 1995, and 23 percent in 1994.

    For a discussion of revenues by geographic area, see Part II, Item 8., Note 11 of Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

    The Company's two primary sources of new product candidates are internal research and development and collaboration and licensing with other healthcare companies. Research and development expense for the years ended December 31, 1996, 1995 and 1994, including payments to collaborative partners, was $371.1 million, $343.8 million and $166.2 million, respectively. The increase in research and development expenditures in 1995 over 1994 was primarily due to the acquisition of Chiron Diagnostics, Chiron S.p.A. and Viagene in 1995. Under contracts where reimbursement is based upon work performed, the related research and development expenses were $103.8 million, $51.8 million and $72.4 million in 1996, 1995 and 1994, respectively.

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

GOVERNMENT REGULATION

    Regulation by governmental agencies in the U.S. and other countries is a significant and changing factor in Chiron's research and development effort, and in the Company's plans to produce and market both approved products and those nearing approval. Intent to market products in Europe brings an added regulatory burden, as the role of the European Economic Community has increased significantly in recent years.

    The Company's products (both marketed and investigational) in the U.S. include biologicals, drugs, diagnostic tests and instruments and ophthalmic devices. All are regulated under the Food, Drug, and Cosmetic Act ("FDCA") and supporting regulations. The biological products are additionally regulated under the Public Health Service Act ("PHSA") and supporting regulations. Licensing of a biological product in the U.S. not considered well-characterized is accompanied by a requirement to simultaneously license the manufacturing establishment.

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

    The FDA has amended the biologics regulation to eliminate the establishment license application requirement for well-characterized biotechnology products licensed under the PHSA. The rule exempts well-characterized biotechnology products, licensed under the PHSA, from certain biologics regulations and harmonize the requirements applicable to these products with those applicable to similar drug products approved under the FDCA. One submission, Biologics Licensing Application, is now required, which covers both product and establishment information.

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

    Licensing procedures in the European Union ("EU") were revised in 1995 leading to the establishment of the following two new registration procedures: a Centralized Procedure for licensing of medicinal products derived from the use of high technology/biotechnology processes, and a Decentralized Procedure whereby a license granted in one Member State of the EU is mutually recognized by other Member States, leading to the granting of equivalent licenses in those Member States recognizing the original license.

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

    Experience to date with the Centralized Procedure indicates an average time period of 15 to 18 months from the filing of a license application to the receipt of a marketing authorization. In contrast, under the Decentralized Procedure, once mutual recognition has been agreed, which usually takes between four to five months from the receipt of an initial marketing authorization, the national approval from other member states has been lengthy and highly variable.

PATENTS AND PROPRIETARY RIGHTS

    Intellectual property (e.g., patents, trade secrets and trademarks) is important to the business of the Company. Chiron and its subsidiaries have a substantial number of pending patent applications and granted patents in the U.S. and in foreign countries. It is not known how many of these pending patent applications will be granted as patents, and some of the pending applications may be abandoned. A number of patents and patent applications owned by third parties have been licensed exclusively, semi-exclusively or nonexclusively to Chiron and its subsidiaries for one or more fields of use. Chiron and its subsidiaries also own a number of trademarks in the U.S. and foreign countries.

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

    Important legal questions remain to be resolved as to the extent and scope of available patent protection in the U.S. and abroad. Under U.S. law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, there can be no assurance that Chiron's patents will afford legal protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others or that others will not obtain patents that Chiron would need to license or design around.

    Trade secrets and confidential information are likely to be important to Chiron's commercial success. Although Chiron and its subsidiaries seek to protect trade secrets and confidential information they believe to be significant, there can be no assurance that others will not either develop independently the same or similar trade secrets or confidential information or obtain access to such trade secrets or confidential information. Furthermore, there can be no assurance that others have not obtained or will not obtain patent protection that will preclude Chiron or its subsidiaries from using their trade secrets or confidential information.

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

    Chiron is aware that others, including various competitors, educational institutions and governmental organizations, have intellectual property, particularly patents and pending patent applications, in the U.S. and other countries potentially useful or necessary to Chiron's and its subsidiaries' businesses including vaccines, diagnostics, therapeutics and ophthalmics. Some of these patents and applications claim only specific products or methods of making such products, while others claim more general processes or techniques. There may be similar third-party intellectual property important to the business of Chiron or its subsidiaries of which the Company is not currently aware. It is likely that in the future others will obtain patents or develop proprietary rights that might be necessary or useful for the manufacture, use or sale of some products by Chiron or its subsidiaries. Certain of these patents or rights may be sufficiently broad to prevent or delay Chiron or its subsidiaries from practicing necessary technology, including the manufacture and/or marketing of products important to Chiron's current and future business. The scope, validity and enforceability of such patents, if granted, the extent to which Chiron or its subsidiaries may wish or need to obtain licenses thereunder and the cost and availability of such licenses are not susceptible to accurate prediction. If Chiron or its subsidiaries do not obtain such licenses, products may be withdrawn from the market, or delays could be encountered in market introduction while an attempt is made to design around such patents. Alternatively, Chiron or its subsidiaries could find that the development, manufacture or sale of such products is foreclosed. Chiron or its subsidiaries could also incur substantial costs in challenging the validity or scope of such patents.

    Chiron is currently involved in legal proceedings involving patents and expects that litigation relating to the validity and scope of its patents and proprietary rights and those of third parties will continue to arise in the future. Substantial costs could be incurred in defending the validity or scope of patents owned by or licensed to Chiron or its subsidiaries. If Chiron and its subsidiaries are unable to obtain strong proprietary rights to protect a product after the expenditure of funds to obtain regulatory approval, competitors may be able to market competing products without being required to undertake the same lengthy and expensive development efforts that Chiron and its subsidiaries already have completed. In these cases, it is possible that price competition could become a principal factor in the marketing of such products. If Chiron or any of its subsidiaries should lose litigation with respect to third party intellectual property rights, Chiron and its subsidiaries could be precluded from manufacturing or marketing certain products and incur substantial liability for damages and attorney fees.

EMPLOYEES

    At December 31, 1996, Chiron and its subsidiaries employed 7,434 people on four continents.

ITEM 2.  PROPERTIES

    Chiron's operations are conducted in owned and leased facilities located throughout the world. Chiron's principal facilities are located in Emeryville, California, and are used for research and development, manufacturing and administrative activities. Although the Company leases the majority of these facilities, Chiron owns certain facilities as well as land held for future expansion. In June 1996, Chiron entered into a seven-year agreement with a group of financial institutions to rent a research and development facility that is currently under construction in Emeryville, California.

    The Company also owns manufacturing facilities located in Vacaville, California; St. Louis, Missouri; and Amsterdam, The Netherlands. Certain of these facilities have available capacity due to lower than expected domestic demand for certain of the Company's products. Chiron also owns a manufacturing facility in Puerto Rico which was idled in 1995 due to lower than expected demand for Betaseron-TM-. Chiron Vaccines leases and owns manufacturing facilities in Italy for the production of pediatric and adult vaccines.

    Additionally, Chiron owns manufacturing facilities in Oberlin, Ohio and Walpole, Massachusetts, which are used for the development and manufacture of diagnostic products. The Company also owns a sales and administrative facility in Norwood, Massachusetts, and a sales office and warehouse in Halstead, England. Chiron leases manufacturing facilities relating to its diagnostic products in Irvine and Alameda, California; Medfield, Massachusetts; and Sudbury, England.

    The Company owns administrative and manufacturing facilities in Claremont, California, and leases manufacturing facilities in Irvine, California; Lyon, France; and Munich, Germany, which are used in the Company's ophthalmic business.

    Chiron leases additional facilities in several cities across the U.S. These properties are primarily sales and service offices. The Company also leases additional facilities in Canada, Mexico, Italy, Belgium, The Netherlands, Spain, Sweden, Switzerland, Austria, England, France, Germany, Japan, Korea, Hong Kong, Singapore, Taiwan and Australia, primarily for sales and service offices.

    The Company believes its present facilities are adequate for its current needs. The Company continually evaluates future requirements for its facilities.

ITEM 3.  LEGAL PROCEEDINGS

    BRADLEY. On December 20, 1994, Dr. Daniel W. Bradley, formerly with the U.S. Centers for Disease Control, brought suit in the United States District Court for the Northern District of California against Chiron, Ortho, certain employees of Chiron, and the United States government. Subsequently, Bradley dismissed the United States government as a defendant. Bradley, who collaborated with Chiron scientists on the research that led to the discovery of HCV, alleged he has been wrongly excluded as an inventor of HCV. He requested various forms of relief, including declarations that he was an inventor of Chiron's patents related to HCV and that these patents were unenforceable. Bradley further sought monetary damages and a constructive trust on all past and future profits, as well as penalties under federal and state Racketeering and Corrupt Organization (RICO) statutes. On July 15, 1996, the Court dismissed Bradley's second amended complaint with prejudice. Bradley is in the process of appealing the District Court's decision to the United States Court of Appeals for the Federal Court. The Company is opposing that appeal.

    BRILLIANT TRADING CO., Wolfson. Following the announcement by Chiron of the acquisition of Viagene, two lawsuits purporting to be class actions were filed on April 24 and May 1, 1995, respectively, in the Court of Chancery of the State of Delaware, against named directors and officers of Viagene and against Viagene and Chiron. In one case, Chiron is sued on the theory that it aided and abetted alleged breaches of fiduciary duty by Viagene's directors and officers in approving the proposed acquisition by Chiron. In the other case, Chiron is sued for alleged breaches of fiduciary duty as a controlling stockholder of Viagene. Plaintiffs seek declaratory and injunctive relief, an accounting and costs and disbursements. Defendants have received an open extension of time to answer or otherwise respond in both of these matters. Chiron believes these suits are without merit.

    EVANS. Evans Medical Limited (a division of Medeva plc)("Evans") owns European Patent 0 162 639 (the " '639 patent") which Evans claims relates to the p69 antigen of Bordetella Pertussis. Chiron S.p.A. had opposed the '639 patent before the European Patent Office ("EPO") and, along with other parties, has appealed the EPO Opposition Division decision which maintained the patent in amended form. Chiron is involved in litigation with Evans, Medeva plc and its exclusive licensee, SmithKline in several jurisdictions concerning the '639 patent and various of its national counterparts. Those jurisdictions include the UK (where a trial is set to begin in November 1997), Italy (where a court-appointed technical consultancy is underway), The Netherlands and the U.S., (in the U.S. District Court, Eastern District of Texas, Marshall Division, where the U.S. counterparts of the '639 patent, U.S. Patent Nos. 5,237,052 and 5,438,120 are at issue and where Chiron has not yet responded to the complaint). In each of these jurisdictions, Chiron/Chiron S.p.A. are challenging the validity of the patents at issue and seeking findings that Chiron S.p.A.'s Acelluvax-TM- and TriAcelluvax-TM- DTaP vaccines do not infringe any valid claim of either the '639 patent or its U.S. counterparts. Evans, for its part, seeks findings of infringement and declarations of validity. In the first quarter of 1997, Medeva brought suit against Chiron in The Netherlands seeking a pan-European injunction under EP 0 471 726 (the " '726 patent"), a patent allegedly relating to p69 and filamentous hemagglutinin ("FHA"). Chiron believes that the Chiron S.p.A. vaccines do not infringe any valid claim of the '726 patent, or the '639 patent or its counterparts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of Chiron's stockholders in the quarter ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

NAME                                          AGE                                    TITLE
----------------------------------------      ---      -----------------------------------------------------------------
Richard W. Barker, Ph.D.................          48   Senior Vice President; President, Chiron Diagnostics

Rajen K. Dalal..........................          43   Vice President, Corporate Development

William G. Green, Esq...................          52   Senior Vice President, General Counsel and Secretary

William J. Link, Ph.D...................          50   Vice President; Chairman and Chief Executive Officer, Chiron
                                                         Vision

Magnus Lundberg.........................          41   Vice President; President, Chiron Therapeutics and Chiron
                                                         Vaccines

Edward E. Penhoet, Ph.D.................          56   President and Chief Executive Officer

William J. Rutter, Ph.D.................          68   Chairman

Pablo D.T. Valenzuela, Ph.D.............          55   Senior Vice President, Biologicals Research and Development

Lewis T. Williams, M.D., Ph.D...........          47   Senior Vice President; President, Chiron Technologies

Dennis L. Winger........................          49   Senior Vice President, Finance and Administration, and Chief
                                                         Financial Officer

    DR. BARKER joined the Company in May 1996, as Senior Vice President, and President of Chiron Diagnostics. From 1994 to 1996, he was General Manager of IBM Worldwide Healthcare Solutions, and also headed the IBM Consulting Group's healthcare activities. From 1980 to 1983, Dr. Barker led the European Healthcare Practice for McKinsey & Company, an international consulting firm, also serving healthcare clients in North America and Asia, on issues of corporate strategy and alliances, organizational change and international marketing. He has a Ph.D. in biophysics.

    MR. DALAL joined the Company in December 1991 as Vice President, Corporate Development. From 1983 until joining the Company, he was employed by the international consulting firm of McKinsey & Company, where he performed general management consulting in the firm's pharmaceuticals, medical devices and diagnostics industries practice.

    MR. GREEN joined the Company as Vice President and General Counsel in October 1990, having served as Secretary or Assistant Secretary since the Company's inception in 1981. In February 1992, he became Senior Vice President, General Counsel and Secretary. From 1981 to 1990, he was a partner in the San Francisco law firm of Brobeck, Phleger & Harrison.

    DR. LINK joined the Company as President of Chiron Vision in February 1986 and held that title until 1995. In November 1990 he became Vice President of the Company, in January 1992 he became Chief Executive Officer of Chiron Vision, and in April 1995 he became Chairman of Chiron Vision.

    MR. LUNDBERG joined the Company in September 1996, as Vice President; and President of Chiron Therapeutics, and was appointed President of Chiron Vaccines in January 1997. From 1981 until joining the Company, Mr. Lundberg held sales, marketing, clinical development and general management positions in various divisions of Pharmacia, including diagnostics, dermatology, drug delivery, urology and cardiovascular products. Recently, he was the General Manager of Pharmacia AB, Biopharmaceuticals, and Peptide Hormones, where he was responsible for both international consolidation, pharmaceutical development and global marketing, including the development of a growth hormone product. From January 1996 to August 1996, he was head of metabolic diseases with global responsibility for all growth hormone, thrombosis and diabetes products.

    DR. PENHOET, a co-founder of the Company, has been Chief Executive Officer and a Director since the Company's inception in 1981, and was President from 1981 to 1989 and Vice Chairman from 1989 until 1993. Dr. Penhoet reassumed the title of President, effective April 1, 1993. He has been a faculty member at the University of California, Berkeley for 24 years.

    DR. RUTTER, a co-founder of the Company, has served as its Chairman since the Company's inception in 1981. He was Director of the Hormone Research Institute at the University of California, San Francisco Medical Center, from 1983 to May 1989 and has been on the faculty at the University of California, San Francisco, since 1969, becoming a Professor Emeritus in 1991. He has served as a director of Novartis since 1995. Since 1992, Dr. Rutter has served on the Board of Overseers, Harvard University. He has also served on the Board of Trustees, Carnegie Institution of Washington since 1995.

    DR. VALENZUELA, a co-founder of the Company, became Senior Vice President in March 1989, having served as Vice President and Director of Research since the Company's inception in 1981. He was associated with the University of California, San Francisco, and also has held adjunct faculty positions at Catholic University in Santiago, Chile.

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

    MR. WINGER joined the Company in August 1989 as Vice President, Finance and Administration, and Chief Financial Officer. He became Senior Vice President, Finance and Administration, and Chief Financial Officer, in February 1992. From 1982 to 1989, he was with The Cooper Companies and served as its vice president and chief financial officer from 1987 to 1989.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The information under the caption "Market Price of Common Stock" included in the 1996 Consolidated Financial Statements, which is included as Exhibit 13 to this Form 10-K Report, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                          1996           1995           1994         1993         1992
                                                      -------------  -------------  ------------  -----------  -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
  Total revenues....................................  $   1,312,844  $   1,100,582  $    453,979  $   317,535  $   246,260
  Income (loss) from operations.....................         90,382       (482,428)       42,400       15,138      (95,544)
  Other income (expense), net.......................        (10,408)        (8,346)      (10,403)       7,949        6,973
  Income (loss) before extraordinary item...........         55,145       (512,463)       18,325       18,384      (92,595)
  Net income (loss).................................         55,145       (512,463)       18,325       18,384      (99,252)
  Income (loss) per share before extraordinary
    item............................................           0.31          (3.15)         0.13         0.14        (0.77)
  Net income (loss) per share.......................           0.31          (3.15)         0.13         0.14        (0.82)
  Weighted average shares outstanding...............        177,052        162,442       137,172      134,724      120,800


                                                                                  DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                          1996           1995           1994         1993         1992
                                                      -------------  -------------  ------------  -----------  -----------
                                                                      (IN THOUSANDS, EXCEPT EMPLOYEE DATA)
Consolidated Balance Sheet Data:
  Working capital...................................  $     223,599  $     268,408  $    314,174  $   256,419  $   250,874
  Total assets......................................      1,688,670      1,489,847     1,049,742      968,597      701,115
  Long-term debt....................................        419,589        413,248       338,061      332,991      110,681
  Accumulated deficit...............................     (1,032,554)    (1,087,699)     (575,236)    (593,561)    (611,945)
  Stockholders' equity..............................        764,855        672,061       572,631      522,289      478,681

Number of employees.................................          7,434          6,894         2,668        2,179        1,867

    During 1996, Chiron's Board of Directors declared a 4-for-1 stock split effected in the form of a dividend on the Company's common stock that was distributed on August 2, 1996. All references to share data above have been restated to reflect the effect of the stock split.

    On May 10, 1994, Chiron acquired Laboratoires Domilens S.A. ("Domilens"), in a transaction accounted for by the purchase method; therefore, the operating results of Domilens are included from the date of the acquisition.

    Effective January 1, 1995, under a series of agreements between Chiron and Novartis, Chiron acquired Chiron Diagnostics and Novartis' interest in Chiron Vaccines and Chiron S.p.A. The acquisition of those entities was accounted for by the purchase method; therefore, the operating results for those entities are included for the entire year. On March 31, 1995, Chiron Vision acquired the surgical division of IOLAB from J&J in a transaction accounted for by the purchase method; therefore, the operating results of IOLAB are included from the date of the acquisition. On September 29, 1995, Chiron acquired Viagene, Inc. ("Viagene") in a transaction accounted for by the purchase method; therefore, the operating results of Viagene are included from the date of the acquisition.

    The 1992 extraordinary loss is the result of the redemption of the Company's
7.25 percent convertible subordinated debentures.

    The Company has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Consolidated Financial Statements, which is included as Exhibit 13 to this Form 10-K Report, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data included in the 1996 Consolidated Financial Statements, which is included as Exhibit 13 to this Form 10-K Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which information is hereby incorporated by reference.

    Information as to Chiron's executive officers appears at the end of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a)  1. FINANCIAL STATEMENTS

    The 1996 Consolidated Financial Statements and Notes to Consolidated Financial Statements and Independent Auditors' Report, which are included as
Exhibit 13 to this Report, are incorporated herein by reference.

       2. FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts

    All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

    The Independent Auditors' Report on the Consolidated Financial Statement Schedule appears on page 29 of this Report.

    b)  REPORTS ON FORM 8-K

    On December 17, 1996, Chiron filed a current report on Form 8-K, dated December 17, 1996, reporting under Item 5 the issuance of a press release announcing it has agreed to grant royalty-bearing licenses involving Chiron's patent rights for HSV-tk (herpes simplex virus thymidine kinase), in conjunction with a consent and agreement that resolves the Federal Trade Commission review of the merger between Ciba and Sandoz, creating Novartis. Also filed under Item 7 of the Form 8-K report was an agreement dated as of November 27, 1996 between Ciba and Chiron containing as Annex A an Agreement containing Consent Order before the United States Federal Trade Commission in the matter of Ciba, et. al.

    c)  EXHIBITS

    EXHIBIT
    NUMBER                                               EXHIBIT
    -------  -----------------------------------------------------------------------------------------------
       2.01  Agreement and Plan of Merger, made as of February 6, 1987, incorporated by reference to Exhibit
             2.01 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

       3.01  Restated Certificate of Incorporation of the Registrant, as filed with the Office of the
             Secretary of State of Delaware on August 17, 1987.

       3.02  Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on December 12, 1991.

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

    EXHIBIT
    NUMBER                                               EXHIBIT
    -------  -----------------------------------------------------------------------------------------------
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

       4.05  $1,000,000 County of Lorain, Ohio Variable Rate Industrial Revenue Bonds dated as of July 1,
             1984, due July 1, 2014, incorporated by reference to Exhibit 4.06 of the Registrant's Form 10-Q report for the period ended April 2, 1995. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of
             Regulation 601(b)(4)(iii).

       4.06  $1,000,000 Walpole Industrial Development Authority 6.75% Industrial Revenue Bonds dated as of
             July 1, 1979, due July 1, 2004, incorporated by reference to Exhibit 4.07 of the Registrant's
             Form 10-Q report for the period ended April 2, 1995. The Registrant agrees to furnish to the
             Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation 601(b)(4)(iii).

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

      10.03  Second Amendment to Lease, dated as of May 9, 1996, between BGR Associates, a California limited partnership, as lessor and Registrant, as lessee [BGR I Property Building NQ Lease].

      10.04  Third Amendment to Triple Net Lease, dated as of January 31, 1997, between BGR Associates, a
             California limited partnership, as lessor and Registrant, as lessee [BGR I Property Building NQ
             Lease].

      10.05  Lease between Registrant and BGR Associates II, a California limited partnership, dated May 26,
             1989, incorporated by reference to Exhibit 10.02 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

      10.06  First Amendment to Lease between Registrant and BGR Associates II, a California limited partnership, dated as of March 15, 1995, incorporated by reference to Exhibit 10.04 of the
             Registrant's Form 10-K report for fiscal year 1995.

      10.07  Second Amendment to Lease, dated as of May 9, 1996, between BGR Associates II, a California limited partnership, as lessor and Registrant, as lessee.

      10.08  Third Amendment to Triple Net Lease, dated as of January 31, 1997, between BGR Associates II, a
             California limited partnership, as lessor and Registrant, as lessee [BGR II Property Lease].

    EXHIBIT
    NUMBER                                               EXHIBIT
    -------  -----------------------------------------------------------------------------------------------
      10.09  Lease made and entered into December 17, 1984 between BGR Associates, a California limited partnership, and Cetus Corporation and Amendment to Lease dated December 17, 1984, entered into effective February 1, 1986, incorporated by reference to Exhibit 10.69 of the Registrant's Form
             10-Q report for the period ended April 2, 1995.

      10.10  Second Amendment to Lease, dated as of March 15, 1995, between BGR Associates, a California limited partnership, and Registrant, incorporated by reference to Exhibit 10.73 of the
             Registrant's Form 10-K report for fiscal year 1995.

      10.11  Third Amendment to Lease, dated as of May 9, 1996, between BGR Associates, a California limited partnership, as lessor and Registrant, as lessee [BGR I Property Building R Lease].

      10.12  Fourth Amendment to Triple Net Lease, dated as of January 31, 1997, between BGR Associates, a
             California limited partnership, as lessor and Registrant, as lessee [BGR I Property Building R
             Lease].

      10.13  Triple Net Lease, dated as of January 20, 1989, between Cetus Corporation and BGR Associates
             III, a California limited partnership, and Marin County Exchange Corporation, incorporated by reference to Exhibit 10.34 of the Registrant's Form 10-Q report for the period ended September
             30, 1994.

      10.14  First Amendment to Triple Net Lease, dated as of September 10, 1996, between BGR Associates
             III, a California limited partnership, as lessor and Registrant, as lessee.

      10.15  Second Amendment to Triple Net Lease, dated as of January 31, 1997, between BGR Associates III, a California limited partnership, as lessor and Registrant, as lessee [BGR III Lease].

      10.16  Assignment of Lessor Claims, dated as of January 31, 1997, between BGR Associates III, a
             California limited partnership, as assignor and Registrant, as assignee.

      10.17  Agreement and Plan of Merger dated as of April 23, 1995 between Viagene, Inc., a Delaware corporation, and Chiron Corporation, incorporated by reference to Exhibit 10.67 of the
             Registrant's current report on Form 8-K dated April 24, 1995.

      10.18  Stockholders' Agreement dated as of April 23, 1995 among certain stockholders of Viagene, Inc., a Delaware corporation, and Chiron Corporation, incorporated by reference to Exhibit 10.68 of the Registrant's current report on Form 8-K dated April 24, 1995.

      10.19  Stock and Asset Purchase Agreement dated as of March 6, 1995, by and among Johnson & Johnson, a
             New Jersey corporation, Site Microsurgical Systems, Inc., a Pennsylvania corporation, and
             Chiron Corporation and Amendment No. 1 to Stock and Asset Purchase Agreement, entered into
             March 31, 1995 by and among Johnson & Johnson, Site Microsurgical Systems, Inc. and Chiron
             Corporation, incorporated by reference to Exhibit 10.05 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

      10.20  Revolving Credit Facility dated as of March 24, 1995, between Chiron Corporation and Swiss Bank
             Corporation, San Francisco Branch, incorporated by reference to Exhibit 10.06 of the
             Registrant's Form 10-Q report for the period ended April 2, 1995.

    EXHIBIT
    NUMBER                                               EXHIBIT
    -------  -----------------------------------------------------------------------------------------------
      10.21  Agreement between the Registrant and Ortho Diagnostic Systems, Inc., a New Jersey corporation, dated August 17, 1989, and Amendment to Collaboration Agreement between Ortho Diagnostic
             Systems, Inc. and Registrant, dated December 22, 1989 (with confidential information deleted), incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

      10.22  License and Supply Agreement between Ortho Diagnostic Systems, Inc., a New Jersey corporation, the Registrant and Abbott Laboratories, an Illinois corporation, dated August 17, 1989 (with certain confidential information deleted), incorporated by reference to Exhibit 10.15 of the
             Registrant's Form 10-Q report for the quarter ended June 30, 1994.

      10.23  Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Annex 2 of the
             Registrant's Proxy Statement dated April 11, 1996.*

      10.24  Forms of Option Agreements, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K report for fiscal year 1993.*

      10.25  Form of Automatic Share Right Agreement, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.19 of Registrant's Form 10-Q report for the period ended September 29, 1996.

      10.26  Forms of Option Agreements, Cetus Corporation Amended and Restated Common Stock Option Plan,
             incorporated by reference to Exhibit 10.33 of Registrant's Form 10-K report for fiscal year
             1991.*

      10.27  Forms of Supplemental Letter concerning the assumption of Cetus Corporation options by the
             Registrant.*

      10.28  Indemnification Agreement between the Registrant and Dr. William J. Rutter, dated as of
             February 12, 1987 (which form of agreement is used for each member of Registrant's Board of
             Directors), incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

      10.29  Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Development
             Corporation, a corporation organized and existing under the laws of the State of New Jersey, dated as of October 3, 1986, incorporated by reference to Exhibit 10.22 of the Registrant's
             Form 10-Q report for the period ended September 30, 1994.

      10.30  Revolving Credit Agreement, dated as of July 12, 1996, between Registrant and Bank of America
             National Trust and Savings Association, incorporated by reference to Exhibit 10.24 of the
             Registrant's Form 10-Q report for the period ended June 30, 1996.

      10.31  Form of Debenture Purchase Agreement between the Registrant and Ciba-Geigy, Limited, a Swiss corporation, dated June 22, 1990, incorporated by reference to Exhibit 10.25 of the
             Registrant's Form 10-K report for fiscal year 1994.

      10.32  Chiron Corporation 1.90% Convertible Subordinated Note due 2000, Series B, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1993.

      10.33  Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy
             Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.54 of the Registrant's current report on Form 8-K dated November 20, 1994.

    EXHIBIT
    NUMBER                                               EXHIBIT
    -------  -----------------------------------------------------------------------------------------------
      10.34  Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy
             Corporation and Chiron Corporation, incorporated by reference to Exhibit 10.55 of the
             Registrant's current report on Form 8-K dated November 20, 1994.

      10.35  Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy
             Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.56 of the Registrant's current report on Form 8-K dated November 20, 1994.

      10.36  Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy
             Limited and Chiron Corporation, incorporated by reference to Exhibit 10.57 of the Registrant's current report on Form 8-K dated November 20, 1994.

      10.37  Registration Rights Agreement dated as of November 20, 1994 between Ciba Biotech Partnership,
             Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.58 of the Registrant's current report on Form 8-K dated November 20, 1994.

      10.38  Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited,
             Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.59 of the Registrant's current report on Form 8-K dated November 20,
             1994.

      10.39  Amendment dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba
             Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.60 of the Registrant's current report on Form 8-K dated January 4, 1995.

      10.40  Supplemental Agreement dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy
             Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.61 of the Registrant's current report on Form 8-K dated January 4, 1995.

      10.41  Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among
             Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron
             Corporation, incorporated by reference to Exhibit 10.62 of the Registrant's current report on
             Form 8-K dated January 4, 1995.*

      10.42  Agreement, dated November 27, 1996, between Ciba-Geigy Limited and the Registrant, incorporated by reference to Exhibit 10.92 of the Registrant's Form 8-K report filed with the Commission on
             December 17, 1996.

      10.43  Letter Agreement, dated May 6, 1996, as to consent to assignment of contracts to Novartis
             Limited, among the Registrant, Ciba-Geigy Limited, Ciba-Geigy Corporation and Ciba Biotech
             Partnership, Inc.

      10.44  Letter Agreement, dated December 19, 1996, regarding compensation paid by the Registrant for director services performed by employees of Ciba-Geigy Limited.*

      10.45  Supplemental Benefits Agreement, dated July 21, 1989, between the Registrant and Dr. William J.
             Rutter, incorporated by reference to Exhibit 10.27 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*

      10.46  Lease commencing March 1, 1987, between EuroCetus B.V. and the Municipal Land Company of the
             City of Amsterdam (Translation), incorporated by reference to Exhibit 10.40 of the Registrant's
             Form 10-K report for fiscal year 1995.

    EXHIBIT
    NUMBER                                               EXHIBIT
    -------  -----------------------------------------------------------------------------------------------
      10.47  Form of Option Agreement (with Purchase Agreements attached thereto) between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership, a California limited partnership, incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

      10.48  Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December
             30, 1986, between Cetus Corporation and each former limited partner of Cetus Healthcare Limited
             Partnership II, a California limited partnership, incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

      10.49  License Agreement between the Registrant and the Board of Trustees of the Leland Stanford
             Junior University, dated December 15, 1981, incorporated by reference to Exhibit 10.07 of the
             Registrant's Form 10-Q report for the period ended September 30, 1994.

      10.50  Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and
             Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.36 of the Registrant's Form
             10-Q report for the period ended September 30, 1994.

      10.51  Letter Agreement, dated as of December 12, 1991, relating to Stock Purchase and Warrant
             Agreement between Registrant and Hoffmann-La Roche Inc.

      10.52  Letter Agreement dated September 26, 1990 between the Registrant and William G. Green, incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year
             1992.*

      10.53  Letter Agreement dated December 18, 1991 between Registrant and Jack Schuler, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-K report for fiscal year 1992.*

      10.54  Lease between Sclavo S.p.A. and Biocine Sclavo S.p.A., dated January 7, 1992, incorporated by reference to Exhibit 10.49 of the Registrant's Form 10-Q report for the period ended April 2,
             1995.

      10.55  Agreement made as of November 11, 1993 by and between Kodak Clinical Diagnostics Limited, a company registered in England, and Ciba Corning Diagnostics Corp., a Delaware corporation, and
             Letter dated October 7, 1994 from Kodak Clinical Diagnostics Limited to Ciba Corning
             Diagnostics Corp., incorporated by reference to Exhibit 10.50 of Amendment No. 1 to the
             Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

      10.56  Regulatory Filing, Development and Supply Agreement between the Registrant, Cetus Oncology
             Corporation, a wholly-owned subsidiary of the Registrant, and Schering AG, a German company, dated as of May 10, 1993 (with certain confidential information deleted), incorporated by reference to Exhibit 10.50 of the Registrant's current report on Form 8-K dated February 9,
             1994.

      10.57  Letter Agreement dated December 30, 1993 by and between Registrant and Schering AG, a German company (with certain confidential information deleted), incorporated by reference to Exhibit
             10.51 of the Registrant's Form 10-K report for fiscal year 1993.

      10.58  Description of Executive Officer Variable Compensation Program.*

    EXHIBIT
    NUMBER                                               EXHIBIT
    -------  -----------------------------------------------------------------------------------------------
      10.59  Chiron Corporation 1995 Executive Officer Variable Cash Compensation Plan, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 18, 1995.*

      10.60  Amended and Restated License Agreement effective April 1, 1996 between Ciba Corning Diagnostics
             Corp., a Delaware corporation, and Bioanalysis Limited, a corporation organized under the laws of the United Kingdom of Great Britain and Northern Ireland, incorporated by reference to
             Exhibit 10.56 of the Registrant's Form 10-Q for the period ended September 29, 1996. [Certain confidential information has been omitted from the Agreement and filed separately with the
             Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

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

      10.64  Letters dated May 6, 1996 and May 25, 1996 to Magnus Lundberg, incorporated by reference to
             Exhibit 10.61 of Registrant's Form 10-Q Report for the period ended September 29, 1996.*

      10.65  Letter dated January 8, 1997 to Magnus Lundberg.*

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

    EXHIBIT
    NUMBER                                               EXHIBIT
    -------  -----------------------------------------------------------------------------------------------
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

      10.72  Agreement, effective as of December 21, 1988, by and between Hoffmann-La Roche Inc., a New
             Jersey corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.70 of the
             Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

      10.73  Agreement, effective as of December 21, 1988, by and among F. Hoffmann-La Roche Ltd., a Swiss corporation, Cetus Corporation, and EuroCetus International, B.V., a Netherlands Antilles
             corporation, incorporated by reference to Exhibit 10.71 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

      10.74  Agreement, by and between Cetus Oncology Corporation, EuroCetus International, N.V., and F.
             Hoffmann-La Roche Ltd., incorporated by reference to Exhibit 10.72 of the Registrant's Form
             10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the
             Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule
             24b-2.]

      10.75  Agreement commencing January 1, 1991, between EuroCetus B.V. and the Municipal Development corporation (Translation), incorporated by reference to Exhibit 10.41 of the Registrant's Form
             10-K report for fiscal year 1994.

      10.76  Settlement Agreement on Purified IL-2, made as of April 14, 1995, by and between Cetus Oncology
             Corporation, dba Chiron Therapeutics, a Delaware corporation, and Takeda Chemical Industries,
             Ltd., a Japanese corporation, incorporated by reference to Exhibit 10.74 of the Registrant's
             Form 10-Q report for the period ended July 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule
             24b-2.]

      10.77  License Agreement made and entered into December 1, 1987, by and between Sloan Kettering
             Institute for Cancer Research, a not-for-profit New York corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.75 of the Registrant's Form 10-Q report for the period ended July 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

    EXHIBIT
    NUMBER                                               EXHIBIT
    -------  -----------------------------------------------------------------------------------------------
      10.78  Chiron Funding L.L.C. Limited Liability Company Agreement, entered into and effective as of
             December 28, 1995, among the Registrant, Chiron Biocine Company and Biocine S.p.A. and
             Ciba-Geigy Corporation, incorporated by reference to Exhibit 10.80 of the Registrant's Form
             10-K report for fiscal year 1995. [Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by
             Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment
             Requested".]

      10.79  Agreement between Ciba-Geigy Limited and the Registrant made November 15, 1995, incorporated by reference to Exhibit 10.81 of the Registrant's Form 10-K report for fiscal year 1995. [Certain information has been omitted from the Agreement and filed separately with the Securities and
             Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to
             Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".]

      10.80  Reimbursement Agreement dated as of March 24, 1995, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.76 of the Registrant's
             Form 10-Q report for the period ended July 2, 1995.

      10.81  Promissory Note, as amended and restated, dated January 1, 1995 by Ciba Corning Diagnostics
             Corp., incorporated by reference to Exhibit 10.83 of the Registrant's Form 10-K report for fiscal year 1995.

      10.82  Commercial lease between Domilyon Corporation and Domilens Laboratories and Amendment No. 1 to
             Commercial Lease dated May 9, 1994, incorporated by reference to Exhibit 10.84 of the
             Registrant's Form 10-K report for fiscal year 1995.

      10.83  Agreement between the Registrant and Cephalon, Inc. dated as of January 7, 1994, and Letter
             Agreements between the Registrant and Cephalon dated January 13, 1995 and May 23, 1995, incorporated by reference to Exhibit 10.85 of the Registrant's Form 10-K report for fiscal year
             1995. [Certain information has been omitted from the Agreements and filed separately with the
             Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".]

      10.84  Reimbursement Agreement, dated as of June 28, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.94 of the Registrant's
             Form 10-Q report for the period ended June 30, 1996.

      10.85  Reimbursement Agreement, dated as of May 20, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.95 of the Registrant's
             Form 10-Q report for the period ended June 30, 1996.

      10.86  Letter Agreement between the Registrant and Dr. Richard W. Barker dated May 1, 1996, incorporated by reference to Exhibit 10.88 of the Registrant's Form 10-Q report for the period ended June 30, 1996.*

      10.87  Revolving Credit Agreement, dated as of March 23, 1996, between the Registrant and Morgan
             Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.89 of the
             Registrant's Form 10-Q report for the period ended June 30, 1996.

    EXHIBIT
    NUMBER                                               EXHIBIT
    -------  -----------------------------------------------------------------------------------------------
      10.88  Purchase and Assignment Agreement between Behringwerke Aktiengesellschaft, on the one side, and
             31. CORSA Verwaltungsgesellschaft mbH and the Registrant, on the other side, dated February 17,
             1996, Closing Agreement, by and among Behringwerke Aktiengesellschaft, on the one side, and the
             Registrant and 31. CORSA Verwaltungsgesellschaft mbH, on the other side, dated June 29, 1996 and Letter Agreement dated June 29, 1996 between the Registrant, 31. CORSA
             Verwaltungsgesellschaft mbH and Behringwerke Aktiengesellschaft, incorporated by reference to
             Exhibit 10.86 of the Registrant's Form 10-Q report for the period ended September 29, 1996.
             [Certain confidential information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

      10.89  Royalty Projects Agreement by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and Ciba-Geigy Limited, a Swiss corporation, incorporated by reference to Exhibit
             10.87 of the Registrant's Form 10-Q report for the period ended September 29, 1996. [Certain confidential information has been omitted from the Agreement and filed separately with the
             Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

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

      10.94  Form of Performance Unit Agreement, Chiron 1991 Stock Option Plan, as amended.*

      11     Statement of Computation of Earnings per Share.

      13     Consolidated Financial Statements.

      21     List of Subsidiaries of the Registrant.

      23.1   Consent of KPMG Peat Marwick LLP, Independent Auditors. The consent set forth on page 30 is incorporated herein by reference.

      24     Power of Attorney. The Power of Attorney set forth on pages 27 and 28 incorporated herein by reference.

      27     Financial Data Schedule.

------------------------

* Management contract, compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1997

                                          CHIRON CORPORATION

                                          By /s/ EDWARD E. PENHOET

                                          --------------------------------------

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

                SIGNATURE                                         TITLE                               DATE
------------------------------------------  --------------------------------------------------  -----------------

          /s/ EDWARD E. PENHOET
       ----------------------------         President and Chief Executive Officer                  March 31, 1997
         Edward E. Penhoet, Ph.D.

           /s/ DENNIS L. WINGER             Senior Vice President, Finance and Administration,
       ----------------------------           Chief Financial Officer, and Principal               March 31, 1997
             Dennis L. Winger                 Accounting Officer

          /s/ WILLIAM J. RUTTER
       ----------------------------         Chairman                                               March 31, 1997
         William J. Rutter, Ph.D.

           /s/ LEWIS W. COLEMAN
       ----------------------------         Director                                               March 31, 1997
             Lewis W. Coleman

           /s/ PIERRE E. DOUAZE
       ----------------------------         Director                                               March 31, 1997
             Pierre E. Douaze

             DONALD A. GLASER
       ----------------------------         Director                                               March 31, 1997
         Donald A. Glaser, Ph.D.

           /s/ PAUL L. HERRLING
       ----------------------------         Director                                               March 31, 1997
         Paul L. Herrling, Ph.D.

             /s/ ALEX KRAUER
       ----------------------------         Director                                               March 31, 1997
            Alex Krauer, Ph.D.

            /s/ HENRI SCHRAMEK
       ----------------------------         Director                                               March 31, 1997
          Henri Schramek, Ph.D.

           /s/ JACK W. SCHULER
       ----------------------------         Director                                               March 31, 1997
             Jack W. Schuler

           PIETER J. STRIJKERT
       ----------------------------         Director                                               March 31, 1997
        Pieter J. Strijkert, Ph.D.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Chiron Corporation:

    Under date of January 31, 1997, we reported on the consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

San Francisco, California
January 31, 1997

             CONSENT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statements (File Numbers 33-20181, 33-35182, 2-90595, 33-23899, 33-58305, 33-44477,
33-65024, 33-65177, 333-10419, 33-45822 and 33-63297 on Form S-8 and File Number
33-43574 on Form S-3) of Chiron Corporation of our reports dated January 31, 1997, relating to the consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996 and the related schedule, which reports appear in the December 31, 1996 annual report on Form 10-K of Chiron Corporation.

                                             KPMG PEAT MARWICK LLP

San Francisco, California
March 31, 1997

                               CHIRON CORPORATION

                       INDEX TO FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE

                                                                          PAGES OF 1996
                                                                     CONSOLIDATED FINANCIAL
                                                                     STATEMENTS INCORPORATED
                                                                          BY REFERENCE        FORM 10-K PAGE
                                                                     -----------------------  ---------------
Financial Statements and Notes.....................................           47-84                 --
Report of KPMG Peat Marwick LLP....................................            85                   29
Schedule II--Valuation and Qualifying Accounts.....................            --                   32

                               CHIRON CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          ADDITIONS
                                                  -------------------------
                                     BALANCE AT   CHARGED TO    CHARGED TO                                  BALANCE
                                      BEGINNING    COSTS AND      OTHER                                    AT END OF
DESCRIPTION                            OF YEAR     EXPENSES      ACCOUNTS    DEDUCTIONS   RECLASSIFICATIONS   YEAR
-----------------------------------  -----------  -----------  ------------  -----------  ---------------  ---------
                                                                     (IN THOUSANDS)
1996:
Accounts receivable................   $  18,524    $   8,848   $    --        $  (6,680)   $    --         $  20,692

1995:
Accounts receivable................       7,210        8,815       6,680(1)      (4,181)        --            18,524

1994:
Accounts receivable................       5,194        5,880       2,424(1)      (4,880)      (1,408)(2)       7,210

------------------------

(1) Represents accounts receivable allowances as of the acquisition date related to acquired businesses.

(2) Represents amounts reclassified to other current liabilities.