Form 10-Q
period 1997-03-31
CHIRON CORP
filed 1997-05-14
CIK 706539

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 30, 1997
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____________ to ____________

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
                               Yes  /X/   No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at April 30, 1997
          -----                              -----------------------------
Common Stock, $0.01 par value                         172,897,928

                                  CHIRON CORPORATION
                                  TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of
         March 31, 1997 and December 31, 1996. . . . . . . . . . . . . . .    3

         Consolidated Statements of Operations for the
         three months ended March 31, 1997 and 1996. . . . . . . . . . . .    4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1997 and 1996  . . . . . . . . . . .    5

         Notes to Consolidated Financial Statements. . . . . . . . . . . .    6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . .    8


PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .   16

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .   16


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

                                  CHIRON CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                     March 31,    December 31,
                                                                       1997            1996
                                                                    -----------   -------------
                                                                    (Unaudited)

                        ASSETS
Current assets:
  Cash and cash equivalents                                         $    99,335    $    68,114
  Short-term investments in marketable debt securities                   27,944         38,694
                                                                    -----------    -----------
        Total cash and short-term investments                           127,279        106,808
  Accounts receivable                                                   327,306        351,971
  Inventories                                                           181,286        180,534
  Other current assets                                                   63,448         57,455
                                                                    -----------    -----------
        Total current assets                                            699,319        696,768
Noncurrent investments in marketable debt securities                     14,001         22,027
Property, plant, equipment and leasehold improvements, at cost:
    Land and buildings                                                  231,760        231,998
    Laboratory, production and office equipment                         385,934        381,421
    Leasehold improvements                                              116,092        114,282
    Construction in progress                                             75,895         69,120
                                                                    -----------    -----------
                                                                        809,681        796,821
    Less accumulated depreciation and amortization                     (227,795)      (213,217)
                                                                    -----------    -----------
     Net property, plant, equipment and leasehold improvements          581,886        583,604
Purchased technology, net                                                63,165         65,592
Other intangible assets, net                                             73,182         76,669
Investments in equity securities and affiliated companies               183,592        184,328
Other assets                                                             63,270         59,682
                                                                    -----------    -----------
                                                                    $ 1,678,415    $ 1,688,670
                                                                    -----------    -----------
                                                                    -----------    -----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    81,768    $    96,157
  Accrued compensation and related expenses                              44,506         56,695
  Short-term borrowings                                                 143,090        137,467
  Current portion of unearned revenue                                    33,542         19,638
  Taxes payable                                                          36,530         33,407
  Other current liabilities                                             128,137        129,805
                                                                    -----------    -----------
    Total current liabilities                                           467,573        473,169
Long-term debt                                                          391,688        419,589
Other noncurrent liabilities                                             29,420         31,057
                                                                    -----------    -----------
    Total liabilities                                                   888,681        923,815
                                                                    -----------    -----------
Commitments and contingencies
Stockholders' equity:
  Common stock                                                            1,724          1,707
  Additional paid-in capital                                          1,789,914      1,774,406
  Accumulated deficit                                                (1,017,218)    (1,032,554)
  Cumulative foreign currency translation adjustment                    (18,288)        (6,318)
  Unrealized gain from investments                                       34,562         28,574
  Notes receivable from stock sales                                        (960)          (960)
                                                                    -----------    -----------
    Total stockholders' equity                                          789,734        764,855
                                                                    -----------    -----------
                                                                    $ 1,678,415    $ 1,688,670
                                                                    -----------    -----------
                                                                    -----------    -----------

              THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                   -----------------------
                                                                   March 31,      March 31,
                                                                     1997           1996
                                                                  --------       --------
Revenues:
  Product sales, net                                              $251,129       $239,822
  Equity in earnings of unconsolidated joint businesses             25,214         23,608
  Collaborative agreement revenues                                  26,848         31,414
  Other revenues                                                    27,092         10,907
                                                                  --------       --------
    Total revenues                                                 330,283        305,751
                                                                  --------       --------

Expenses:
  Cost of sales                                                    108,332        101,979
  Research and development                                          91,705         84,048
  Selling, general and administrative                               96,606         92,330
  Other operating expenses                                           3,279          3,107
                                                                  --------       --------
    Total expenses                                                 299,922        281,464
                                                                  --------       --------

Income from operations                                              30,361         24,287

Interest expense                                                    (8,486)        (7,013)
Other income, net                                                      353          1,195
                                                                  --------       --------

Income before income taxes                                          22,228         18,469

Provision for income taxes                                           6,892          5,725
                                                                  --------       --------

Net income                                                        $ 15,336       $ 12,744
                                                                  --------       --------
                                                                  --------       --------

Net income per share                                              $   0.09       $   0.07
                                                                  --------       --------
                                                                  --------       --------

Weighted average number of shares
   used in computing per share amounts                             176,610        178,485
                                                                  --------       --------
                                                                  --------       --------


             THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                       -----------------------
                                                                       March 31,      March 31,
                                                                         1997           1996
                                                                       --------       --------
Cash flows from operating activities:
  Net income                                                           $ 15,336       $ 12,744
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                      22,149         27,666
      Other, net                                                          5,582          5,548
      Changes, excluding effects of acquisitions, to:
        Accounts receivable                                              11,789        (12,571)
        Inventories                                                     (18,521)       (10,814)
        Other current assets                                             (2,727)        (6,556)
        Accounts payable and accrued expenses                           (22,106)       (21,035)
        Taxes payable                                                     3,210          3,893
        Other current liabilities                                           420          5,436
        Current portion of unearned revenue                              14,392           (746)
        Other noncurrent liabilities                                       (206)         1,784
                                                                       --------       --------
           Net cash provided by operating activities                     29,318          5,349
Cash flows from investing activities:
  Purchases of investments in marketable debt securities                 (9,418)       (44,517)
  Proceeds from sale and maturity of investments in
    marketable debt securities                                           28,178         59,317
  Capital expenditures                                                  (15,499)       (31,841)
  (Increase) decrease in other assets                                     4,603         (1,156)
                                                                       --------       --------
           Net cash provided by (used in) investing activities            7,864        (18,197)
Cash flows from financing activities:
  Net borrowings under line of credit arrangements                           --          5,600
  Proceeds from issuance of short-term debt                               8,271             --
  Repayment of notes payable and capital leases                         (29,698)        (3,849)
  Proceeds from issuance of common stock                                 15,466         21,588
                                                                       --------       --------
           Net cash provided by (used in) financing activities           (5,961)        23,339
                                                                       --------       --------
           Net increase in cash and cash equivalents                     31,221         10,491
Cash and cash equivalents at beginning of the period                     68,114         74,318
                                                                       --------       --------
Cash and cash equivalents at end of the period                         $ 99,335       $ 84,809
                                                                       --------       --------
                                                                       --------       --------


             THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    MARCH 31, 1997
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

         The information at March 31, 1997, and for the three months ended March 31, 1997 and 1996, is unaudited, but includes all normal recurring adjustments which the management of Chiron Corporation (the "Company" or "Chiron") believes to be necessary for fair presentation of the periods presented. The consolidated balance sheet amounts at December 31, 1996 have been derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 29, 1996, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

         Certain previously reported amounts have been reclassified to conform with the current period presentation.

    FISCAL YEAR

         The fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. As a result, the first quarters of 1997 and 1996 represent the thirteen-week periods ended March 30, 1997 and March 31, 1996, respectively. For presentation purposes, dates used in the consolidated financial statements and notes refer to the calendar month end.

    INVENTORIES

         Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic products are valued at cost, using the first-in, first-out ("FIFO") method which is less than market value. Inventories consist of the following:

                                  MARCH 31,      DECEMBER 31,
                                    1997             1996
                                  --------       ------------
                                        (IN THOUSANDS)
         Finished goods           $ 91,558        $ 94,875
         Work in process            49,306          45,874
         Raw materials              40,422          39,785
                                  --------        --------
                                  $181,286        $180,534
                                  --------        --------
                                  --------        --------

    INCOME TAXES

         Income tax expense for the quarters ended March 31, 1997 and March 31, 1996 is based on an estimated annual effective income tax rate.

    PER SHARE DATA

         Per share data is based on the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants that have a dilutive effect when applying the treasury stock method.
    Shares assumed to be issued upon conversion of the Company's convertible debentures are not included for any of the periods presented since their inclusion would be anti-dilutive. Fully diluted per share data has not been presented, as the amounts would not differ materially from primary per share data.

    NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. Earlier application is not permitted. In its consolidated financial statements for the year ending December 31, 1997, the Company will make the required disclosures of basic and diluted earnings per share and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company upon adoption of SFAS 128. The application of SFAS 128 for the three months ended March 31, 1997 and 1996 would not have a material effect on the Company's per share data presented for those periods.

2.  CONTINGENCIES

         The Company is party to various claims, investigations and legal proceedings arising out of the normal course of its business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, shareholder derivative claims, claims of product liability, and other issues. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

3.  LONG-TERM DEBT

         In January 1997, the Company entered into an agreement to purchase for $29.8 million a manufacturing facility and related buildings that had been previously leased under a long-term capital lease obligation. As a result, the Company eliminated the related obligation which totaled $29.4 million.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

    THE DISCUSSION BELOW CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES RELATING TO THE FUTURE FINANCIAL PERFORMANCE OF CHIRON CORPORATION (THE "COMPANY" OR "CHIRON"), AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCES OF UNANTICIPATED EVENTS.

    THE DISCUSSION BELOW SHOULD BE READ IN CONJUNCTION WITH PART I, ITEM 1, "FINANCIAL STATEMENTS," OF THIS QUARTERLY REPORT ON FORM 10-Q AND PART II, ITEMS 7 AND 8, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," RESPECTIVELY, OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 29, 1996.

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

RESULTS OF OPERATIONS

REVENUES

    The Company's revenues are derived from a variety of sources, including product sales, joint business arrangements, collaborative agreements and product royalty agreements. Product sales, Chiron's largest revenue category, consists of the following product lines for each of the three-month periods ended March 31:

                               1997      1996
                             --------  --------
                               (IN THOUSANDS)
    Diagnostic products      $149,022  $135,911
    Ophthalmic products        50,338    44,941
    Vaccine products           18,519    20,834
    Betaseron-TM- sales        13,788    20,892
    Oncology products          18,676    16,155
    Other products                786     1,089
                             --------  --------
                             $251,129  $239,822
                             --------  --------
                             --------  --------

    As Chiron continues to increase the sales of certain products that are seasonal and expand its presence in international markets, particularly European markets, seasonal fluctuations in product sales and the related gross profit amounts have become more significant. For this reason, revenues and gross profit amounts from certain product lines are generally higher in the first half and fourth quarter of the year. As a result, Chiron's results in any one quarter are not necessarily indicative of results to be expected for a full year.

    Diagnostic product sales include direct sales and sales-type leases of fully-automated, random-access immunodiagnostic testing systems (ACS:180-TM-, automated chemiluminescence system) and reagents for these systems, as well as sales of critical blood analyte systems (CBA-TM-), clinical chemistry products, manual immunodiagnostic systems and branched DNA ("bDNA") probe kits for human immunodeficiency virus ("HIV"). Sales of diagnostic products increased during the first quarter of 1997 as compared to the first quarter of 1996, primarily due to increased sales of bDNA probe kits, critical blood analyte systems in foreign markets and immunodiagnostic products. The growth in immunodiagnostic product sales resulted from increased sales volume of reagents resulting from the compounding effect of increased ACS:180-TM-system placements. The overall increase in diagnostic product sales was partially offset by reduced sales of manual immunodiagnostic systems and unfavorable foreign currency exchange rates, primarily in Japan, Germany and France, which when compared to rates in effect for the first quarter of 1996, reduced the increase by $6.7 million.

    Sales of ophthalmic products increased for the first quarter of 1997 as compared to the first quarter of 1996 primarily due to increased sales of excimer lasers, refractive surgical instruments and the Vitrasert-TM- Implant product (Cytovene-TM-; Roche Laboratories). The Vitrasert-TM- Implant was approved by the U.S. Food and Drug Administration ("FDA") in March 1996. Vitrasert-TM- Implant revenues for the first quarter of 1997 were $3.2 million as compared to $1.0 million in the first quarter of 1996. The overall increase in ophthalmic product sales was partially offset by lower sales of certain cataract surgery products and unfavorable changes in foreign currency exchange rates between years.

    Vaccine product sales consist primarily of sales of pediatric and flu vaccines primarily in Italy and to certain international health services by Chiron S.p.A. Sales of Chiron S.p.A.'s flu vaccine are seasonal, with strong sales generally occurring during the flu season in the fourth quarter of the year. The decrease in Chiron S.p.A.'s vaccine product sales in the first quarter of 1997 as compared to the first quarter of 1996 is primarily due to lower sales of acellular pertussis vaccines and unfavorable changes in foreign currency exchange rates between years. Vaccine product sales in the first quarter of 1996 reflect a higher sales volume of acellular pertussis vaccines sales resulting from their introduction in late 1995.

    Under the terms of a development and supply agreement with Schering AG, Germany ("Schering"), and its U.S. affiliate, Berlex Laboratories, Inc. ("Berlex"), Chiron manufactures Betaseron-TM- (interferon beta-1b) for Berlex. Under the terms of the agreement, Chiron earns an initial partial payment for Betaseron-TM- upon shipment to Berlex and a subsequent secondary payment for Betaseron-TM- upon Berlex's net sales of the product to patients. The decrease in Betaseron-TM- product sales during the first three months of 1997 over the comparable period in 1996 is due to a decrease in commercial vials shipped to Berlex and a decrease in secondary revenues.

    Future levels of Chiron's Betaseron-TM- shipments will depend upon the rate at which new patients are enrolled from existing and future markets, the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-TM-, and the impact of competing products, including other beta interferon products that were approved for sale in the U.S. during 1996. In addition, based upon the level of inventories carried by Berlex, the timing of future shipments to Berlex and the related revenue may vary.

    Sales of oncology products, principally Proleukin-TM- (aldesleukin, interleukin-2), increased during the first quarter of 1997 over the comparable period in 1996, primarily due to a 17 percent increase in Proleukin-TM-quantities sold. Proleukin-TM- revenues increased in both the domestic and European markets, but particularly in the U.S.

    The Company markets many of its commercial products internationally. As a result, product revenues in almost all product lines are affected by fluctuating foreign currency exchange rates. Foreign product sales were approximately $141.4 million and $133.6 million for the quarters ended March 31, 1997 and 1996, respectively. International sales of diagnostic and ophthalmic products accounted for the majority of the increase in foreign product sales between periods. For the quarter ended March 31, 1997, approximately 56 percent of Chiron's product sales were denominated in foreign currencies. Product sales would have been $10.0 million higher during the first quarter of 1997 if currency exchange rates remained the same as in 1996. Changing currency exchange rates have had, and will continue to have, an impact on Chiron's results. The Company's other revenues, discussed below, are largely denominated in U.S. dollars but are impacted by the Company's joint partners' and collaborators' non-U.S. operations.

    Equity in earnings of unconsolidated joint businesses consists substantially of Chiron's one-half interest in the pretax operating earnings of its joint diagnostics business with Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson ("J&J") company. The joint business sells tests used to screen blood for the potential presence of hepatitis C virus ("HCV") and HIV. The joint business also holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from several companies, including Abbott Laboratories and Pasteur Sanofi Diagnostics, for their sales of certain tests. Chiron and Ortho are each developing new instrument systems expected to contain broad menus of immunodiagnostic tests to serve the clinical diagnostic segment of the market. A recently concluded arbitration confirmed that Chiron is required to obtain Ortho's agreement in order to market hepatitis and retrovirus tests that are being developed for use on Chiron Diagnostics' new systems. Although it cannot assure the ultimate resolution of on-going negotiations with Ortho, Chiron believes that both companies ultimately will market these tests for use on their respective new instrument systems.

    During the first quarter of 1997, Chiron's share of the pretax operating earnings of the joint business, which is recorded by Chiron on a one-month lag based upon estimates supplied by Ortho and are subject to a final annual accounting during the first quarter of the subsequent year, increased to $25.1 million from $22.5 million for the comparable quarter of 1996. The increase was primarily due to increased sales of HCV and HIV tests and increased royalties, partially offset by a reduction in the revenue derived from the final annual accounting. In the first quarter of 1997, Chiron recognized joint business revenue of $0.8 million from the final accounting for 1996, as compared to $3.8 million recognized in the first quarter of 1996 from the final accounting for 1995.

    Also included in equity in earnings of unconsolidated joint businesses is Chiron's 49 percent share of the after-tax operating results of a joint venture with Behringwerke AG of Germany, which was acquired in July 1996. Results from the joint venture are recorded by Chiron on a one-month lag. Chiron's share of earnings was $0.1 million, which includes amortization of intangibles and Chiron's share of a $2.0 million up-front license fee that was expensed. The low earnings are also due in part to the seasonal nature of the business.

    Equity in earnings of unconsolidated joint businesses for the first quarter of 1996 also includes $1.2 million related to Chiron's 50 percent interest in a generic cancer chemotherapeutics business with Ben Venue Laboratories, Inc. ("Ben Venue"). Chiron sold its interest in this business to Ben Venue in May 1996.

    Collaborative agreement revenues consist of fees received for research services as they are performed, fees received for completed research or technology, fees received upon attainment of benchmarks specified in the related research agreements, and proceeds from sales of biological materials to research partners for clinical and preclinical testing. Collaborative agreement revenues for the first quarter of 1997 decreased to $26.8 million from $31.4 million in the first quarter of 1996. In the first quarter of 1996, Chiron recognized revenues of $7.5 million pursuant to the terms of a technology transfer and development agreement with Japan Tobacco Inc. ("JT"), whereby the pharmaceutical division of JT acquired a non-exclusive, perpetual license to apply certain of Chiron's combinatorial chemistry technologies in JT's research and product development programs. Under this agreement, Chiron will earn another $7.5 million during the third quarter of 1997.

    Also included in collaborative agreement revenues are amounts from Novartis AG ("Novartis"), the successor to Ciba-Geigy Ltd. ("Ciba"). Pursuant to the terms of a research funding agreement, Novartis agreed in 1995 to provide $250 million (which may be increased to $300 million subject to certain conditions) over five years in support of research at Chiron. As a result, Chiron recognized revenues of $15.8 million and $16.0 million under this agreement during the first quarters of 1997 and 1996, respectively. Through March 31, 1997, Chiron has cumulatively recognized revenues of $114.8 million pursuant to this agreement. Chiron anticipates continued utilization of the research funding provided by Novartis.

    Additionally, during the first quarter of 1997, Chiron recognized $3.8 million of collaborative agreement revenues pursuant to the November 1996 agreement with Novartis, which was primarily executed in conjunction with a consent and agreement that resolved the Federal Trade Commission's review of the merger between Ciba and Sandoz Ltd. which created Novartis. In partial consideration for Chiron agreeing to grant royalty-bearing licenses for certain patent rights on the herpes simplex virus thymidine kinase gene in the field of gene therapy, Novartis agreed to pay Chiron up to $60.0 million over the next five years, $15.0 million of which relates to 1997 and was received in January 1997.

    Other revenues consist principally of product royalties and sales fees earned by the Company for sales and marketing services for Aredia-TM-(pamidronate disodium for injection) that were rendered on behalf of Novartis. Other revenues increased in the first quarter of 1997 as compared to the first quarter of 1996, primarily due to increased sales fees resulting from increased sales of Aredia-TM- in the U.S. These sales fees increased to $12.8 million during the first quarter of 1997 from $3.6 million during the comparable period in 1996. Additionally, other revenues increased due to increased royalties related to hepatitis B and insulin and royalty revenues resulting from Schering's European sales of Betaferon-TM- which started during the second quarter of 1996. Chiron's contract with Novartis for exclusive promotion of Aredia-TM- in the U.S. expired in March 1997. Under a new agreement, the details of which will be finalized in 1997, Chiron and Novartis will co-promote Aredia-TM- for two additional years after a six-month transitional period. The sales fee income resulting from the new agreement is not expected to be as high as current levels of income under the prior agreement.

COSTS AND EXPENSES

    Cost of sales increased consistently with the increase in product sales between years. The gross profit margin was 57 percent for the first quarter of 1997 and 1996. Improvements in gross profit margins, resulting from increased sales of immunodiagnostic reagents and bDNA kits, were offset by certain charges related to vaccine products and an adverse sales mix occasioned from sales of lower margin critical blood analyte systems to foreign distributors. Gross profit margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve and as the costs of new facilities are included in cost of goods sold.

    Research and development expenses increased from $84.0 million in the first quarter of 1996 to $91.7 million in 1997. Chiron's research and development expenses fluctuate from period to period depending upon the extent of clinical trial-related activities, including the manufacturing of material; the number of products under development and their progress; and the acquisition of companies and new technology and licensing rights. The overall increase in research and development expenses was due to the continued development of bDNA probes; the ACS:Centaur-TM-, a more powerful immunoassay system designed to markedly increase laboratory productivity and provide a platform for unique analytes that will help clinicians manage disease progression; Regranex-TM-, a wound healing agent; as well as additional amounts related to research involving hepatitis and other vaccines. Additionally, during the first quarter of 1997, Chiron made a $1.5 million payment to Novartis resulting from the February 1997 filing of a new drug application with the FDA for Myotrophin-TM- (rhIGF-1 or mecasermin [recombinant DNA origin]) Injection. On May 8, 1997, an FDA advisory committee found that there was not substantial evidence that Myotrophin-TM- Injection is effective in the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease). Chiron and its collaborative partner, Cephalon, Inc., will be reviewing with the FDA the advisory committee's recommendation.

    During 1995 and 1996, Chiron, together with J&J, co-funded the development and introduction of a home HIV testing service business, Direct Access Diagnostics. Chiron recently elected not to exercise its option, which expires in May 1997, to participate in this venture with J&J.

    Selling, general and administrative ("SG&A") expenses as a percentage of product sales was 38 percent for the first quarter of 1997 and 1996. Selling and marketing expenses continue to represent the largest portion of total SG&A expenses, as Chiron devoted significant resources to support sales volumes in its existing product lines as well as new products, such as Chiron's new bDNA probes and Rapidpoint-TM- 400, a critical care system designed specifically for critical care settings in hospitals. The Rapidpoint-TM- 400 was introduced in Europe during the first quarter of 1997, with release worldwide planned for later this year.

    Interest expense increased between the first quarters of 1997 and 1996 as a result of increased debt borrowings.

    Other income, net, consists primarily of investment income on the Company's cash and investment balances and other non-operating gains and losses. Other income, net, decreased between the first quarters of 1997 and 1996, primarily as a result of reduced investment income arising from lower balances in the Company's investment portfolio and exchange rate losses.

    The provision for income taxes in 1997 and 1996 is based on an estimated annual effective income tax rate. The 1997 rate is less than the U.S. Federal statutory rate, primarily due to the utilization of foreign and U.S. net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements are generally funded from debt borrowings and sales of equity. In addition to these sources of capital, future capital requirements may be financed through a combination of debt, utilization of research funding and debt guarantees provided by Novartis, possible off-balance-sheet financing, cash generated from operations and the use of existing cash and investment balances. Chiron's cash and investments, which totaled $141.3 million at March 31, 1997, are invested in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with maturities in excess of one year are presented on the balance sheet as noncurrent investments.

    Chiron attempts to reduce its exposure to fluctuations in foreign currency exchange rates by entering into forward currency contracts ("forwards") and options. The Company is primarily exposed to fluctuations in currencies in western European countries and Japan. Forwards are used to hedge balance sheet exposure resulting from completed transactions denominated in a foreign currency, and options are used to hedge certain anticipated transactions. Forward contracts are settled quarterly, and option contracts expire quarterly through December 1997. As of March 31, 1997, the Company held forward and option contracts totaling $76.6 million and $88.0 million, respectively.

    In future periods, Chiron expects to incur substantial capital spending. Chiron's liquidity may be further impacted in future periods by its decision to fund its share of expenses in certain of its joint ventures and collaboration arrangements. Over the next several years, Chiron anticipates funding collaborations with a number of its research partners, and may make additional equity investments in collaborative partners.

    During the three months ended March 31, 1997, cash and investments in marketable debt securities increased by $12.4 million. The increase was primarily due to $29.3 million of cash generated by operations, $15.5 million of proceeds related to the issuance of common stock under the Company's stock option and employee stock purchase plans and $8.3 million of incremental short-term debt borrowings. These increases were offset by $15.5 million of capital expenditures and the repayment of a long-term capital lease obligation totaling $29.4 million. In January 1997, Chiron purchased a manufacturing facility and related buildings in Emeryville, California that had been previously leased under the long-term capital lease obligation.

    During the three months ended March 31, 1996, cash and investments in marketable debt securities decreased by $4.9 million. The decrease was primarily due to $31.8 million of capital expenditures, offset by $5.3 million of cash generated by operations, $21.6 million of proceeds related to the issuance of common stock under the Company's stock option and employee stock purchase plans and $1.8 million of net debt borrowings.

    Chiron believes that its cash and investments, funds provided by operations and capital market transactions will be sufficient to meet its cash requirements during the upcoming twelve months and through the foreseeable future.

    NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. Earlier application is not permitted. In its consolidated financial statements for the year ending December 31, 1997, Chiron will make the required disclosures of basic and diluted earnings per share and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company upon adoption of SFAS 128. The application of SFAS 128 for the three months ended March 31, 1997 and 1996 would not have a material effect on the Company's per share data presented for those periods.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    Chiron wishes to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Chiron's actual results and could cause Chiron's actual consolidated results for the second quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Chiron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

    - Delays, difficulties or failure in obtaining regulatory approval (including approval of its systems, procedures and facilities for production) for the Company's products. These may include, for example, approval of the Company's Italian manufacturing facilities and processes as satisfying regulatory requirements for production of the Company's diphtheria, tetanus and genetically engineered acellular pertussis and adjuvanted flu vaccines, approval for Myotrophin-TM- for which additional clinical trials may be required by the FDA, and approval for Quantiplex-TM- for HIV and follow-on bDNA probe products, for which the FDA may require substantial additional process and systems validation.

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

    - Failure of corporate partners to commercialize successfully the Company's products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities and commercial strategies which may arise between the Company and such corporate partners, including conflicts as to the strategy for realizing value arising from evolving opportunities.

    - Delay, difficulty or inability on acceptable terms to resolve conflicts with partners, including resolution with Ortho of Chiron's ability to market hepatitis and retrovirus immunodiagnostic tests that are under development for use on its ACS: Centaur-TM-instrument system.

    - Delays or difficulties in developing and acquiring technology and technical and managerial personnel to manufacture and/or deliver the Company's products in commercial quantities at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.

    - Possible changes in laws, regulations and guidelines of regulatory agencies, which may affect the development and sales of certain of the Company's products including, for example, off-label sales of pharmaceuticals and research use only sales of diagnostic tests and systems.

    - The ability and willingness of customers to substitute competitive products for the Company's products once other products for similar indications are approved for marketing.

    - Difficulties in obtaining key raw materials and supplies of acceptable quality used in the manufacture of the Company's products.

    - Increased costs of development, regulatory approval, manufacture, sales, and marketing associated with the introduction of novel products and fluctuation of such costs between periods.

    - Difficulties in launching or marketing the Company's products, many of which are novel products based on biotechnology, and unpredictability of customer acceptance of such products.

    - Decline in the Betaseron-TM- customer base in the U.S.; the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-TM-; the impact of competing products, including other beta interferon products; pricing, promotional and marketing decisions by the Company's partner, Schering.

    - Changes in the product mix of the Chiron-Ortho joint business, whereby the proportion of higher margin HCV tests sold relative to other lower margin products decreases; continued margin erosion of HCV tests.

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

    - Changes in the Company's plans involving the utilization of its long-lived assets, which include manufacturing facilities such as the Company's idle fill and finishing facility in Puerto Rico, in response to changes in the projected level of demand for the Company's products, product pricing, success of clinical trials, timing of regulatory approval, introduction of competing products and other market conditions.

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

ITEM 1.  LEGAL PROCEEDINGS.

              The Company is party to certain lawsuits, which are described in
         Part I, Item 3, "Legal Proceedings," on page 10 of the Company's Annual Report on Form 10-K for the year ended December 29, 1996. No material developments in the area of legal proceedings have occurred since such Form 10-K was filed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.

         Exhibit
         Number                        Exhibit
         -------                       -------
         2.01 Agreement and Plan of Merger, made as of February 6, 1987, incorporated by reference to Exhibit 2.01 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         3.01 Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on August 17, 1987, incorporated by reference to Exhibit
                   3.01 of the Registrant's Form 10-K report for fiscal year
                   1996.

         3.02 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to
                   Exhibit 3.02 of the Registrant's Form 10-K report for fiscal year 1996.

         3.03 Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.03 of the Registrant's Form 10-K report for fiscal year 1994.

         3.04 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to
                   Exhibit 3.04 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

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

         10.03 Second Amendment to Lease, dated as of May 9, 1996, between BGR Associates, a California limited partnership, as lessor and Registrant, as lessee [BGR I Property Building NQ Lease], incorporated by reference to Exhibit 10.03 of the Registrant's Form 10-K report for fiscal year 1996.

         10.04 Third Amendment to Triple Net Lease, dated as of January 31, 1997, between BGR Associates, a California limited partnership, as lessor and Registrant, as lessee [BGR I Property Building NQ Lease], incorporated by reference to Exhibit 10.04 of the Registrant's Form 10-K report for fiscal year 1996.

         10.05 Lease between Registrant and BGR Associates II, a California limited partnership, dated May 26, 1989, incorporated by reference to Exhibit 10.02 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         10.06 First Amendment to Lease between Registrant and BGR Associates II, a California limited partnership, dated as of March 15, 1995, incorporated by reference to Exhibit 10.04 of the Registrant's Form 10-K report for fiscal year
                   1995.

         10.07 Second Amendment to Lease, dated as of May 9, 1996, between BGR Associates II, a California limited partnership, as lessor and Registrant, as lessee, incorporated by reference to Exhibit 10.07 of the Registrant's Form 10-K report for fiscal year 1996.

         10.08 Third Amendment to Triple Net Lease, dated as of January 31, 1997, between BGR Associates II, a California limited partnership, as lessor and Registrant, as lessee [BGR II Property Lease], incorporated by reference to Exhibit 10.08 of the Registrant's Form 10-K report for fiscal year 1996.

         10.09 Lease made and entered into December 17, 1984 between BGR Associates, a California limited partnership, and Cetus Corporation and Amendment to Lease dated December 17, 1984 entered into effective February 1, 1986, incorporated by reference to Exhibit 10.69 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

         10.10 Second Amendment to Lease dated as of March 15, 1995, between BGR Associates, a California limited partnership, and Registrant, incorporated by reference to Exhibit 10.73 of the Registrant's Form 10-K report for fiscal year 1995.

         10.11 Third Amendment to Lease, dated as of May 9, 1996, between BGR Associates, a California limited partnership, as lessor and Registrant, as lessee [BGR I Property Building R Lease], incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K report for fiscal year 1996.

         10.12 Fourth Amendment to Triple Net Lease, dated as of January 31, 1997, between BGR Associates, a California limited partnership, as lessor and Registrant, as lessee [BGR I Property Building R Lease], incorporated by reference to
                   Exhibit 10.12 of the Registrant's Form 10-K report for fiscal year 1996.

         10.13 Triple Net Lease dated as of January 20, 1989, between Cetus Corporation and BGR Associates III, a California limited partnership, and Marin County Exchange

                   Corporation, incorporated by reference to Exhibit 10.34 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         10.14 First Amendment to Triple Net Lease, dated as of September 10, 1996, between BGR Associates III, a California limited partnership, as lessor and Registrant, as lessee, incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K report for fiscal year 1996.

         10.15 Second Amendment to Triple Net Lease, dated as of January 31, 1997, between BGR Associates III, a California limited partnership, as lessor and Registrant, as lessee [BGR III Lease], incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K report for fiscal year 1996.

         10.16 Assignment of Lessor Claims, dated as of January 31, 1997, between BGR Associates III, a California limited partnership, as assignor and Registrant, as assignee, incorporated by reference to Exhibit
                   10.16 of the Registrant's Form 10-K report for fiscal year 1996.

         10.17 Agreement and Plan of Merger dated as of April 23, 1995 between Viagene, Inc., a Delaware corporation, and Chiron Corporation, incorporated by reference to Exhibit 10.67 of the Registrant's current report on Form 8-K dated April 24, 1995.

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

         10.20 Revolving Credit Facility dated as of March 24, 1995, between Chiron Corporation and Swiss Bank Corporation, San Francisco Branch ("Swiss Bank Credit Agreement"), incorporated by reference to
                   Exhibit 10.06 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

         10.21 First Amendment to Swiss Bank Credit Agreement dated as of March 20, 1996.

         10.22 Agreement between the Registrant and Ortho Diagnostic Systems, Inc., a New Jersey corporation, dated August 17, 1989, and Amendment to Collaboration Agreement between Ortho Diagnostic Systems, Inc. and Registrant, dated December 22, 1989 (with certain confidential information deleted), incorporated by reference to
                   Exhibit 10.14 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         10.23     License and Supply Agreement between Ortho
                   Diagnostic Systems, Inc., a New Jersey
                   corporation, the Registrant and Abbott
                   Laboratories, an Illinois corporation, dated
                   August 17, 1989 (with certain confidential information deleted), incorporated by reference to
                   Exhibit 10.15 of the Registrant's Form 10-Q report for the quarter ended June 30, 1994.

         10.24 Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 11,
                   1996.*

         10.25     Forms of Option Agreements, Chiron 1991 Stock
                   Option Plan, as amended, incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K report for fiscal year 1993.*

         10.26 Form of Automatic Share Right Agreement, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.19 of Registrant's Form 10-Q report for the period ended September 29, 1996.*

         10.27     Forms of Option Agreements, Cetus Corporation
                   Amended and Restated Common Stock Option Plan.*

         10.28 Forms of Supplemental Letter concerning the assumption of Cetus Corporation options by the Registrant, incorporated by reference to Exhibit
                   10.27 of Registrant's Form 10-K report for fiscal year 1996.*

         10.29 Indemnification Agreement between the Registrant and Dr. William J. Rutter, dated as of February 12, 1987 (which form of agreement is used for each member of Registrant's Board of Directors), incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         10.30 Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Development Corporation, a corporation organized and existing under the laws of the State of New Jersey, dated as of October 3, 1986, incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         10.31 Revolving Credit Agreement, dated as of July 12, 1996, between Registrant and Bank of America National Trust and Savings Association, incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.32 Form of Debenture Purchase Agreement between the Registrant and Ciba-Geigy, Limited, a Swiss corporation, dated June 22, 1990, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1994.

         10.33 Chiron Corporation 1.90% Convertible Subordinated Note due 2000, Series B, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1993.

         10.34 Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit
                   10.54 of the Registrant's current report on Form 8-K dated November 20, 1994.

         10.35 Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation and Chiron Corporation, incorporated by reference to Exhibit 10.55 of the Registrant's current report on Form 8-K dated November 20, 1994.

         10.36 Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to
                   Exhibit 10.56 of the Registrant's current report on Form 8-K dated November 20, 1994.

         10.37 Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy Limited and Chiron Corporation, incorporated by reference to Exhibit 10.57 of the Registrant's current report on Form 8-K dated November 20, 1994.

         10.38     Registration Rights Agreement dated as of November
                   20, 1994 between Ciba Biotech Partnership, Inc.
                   and Chiron Corporation, incorporated by reference to Exhibit 10.58 of the Registrant's current report on Form 8-K dated November 20, 1994.

         10.39 Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to
                   Exhibit 10.59 of the Registrant's current report on Form 8-K dated November 20, 1994.

         10.40 Amendment dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.60 of the Registrant's current report on Form 8-K dated January 4, 1995.

         10.41 Supplemental Agreement dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit
                   10.61 of the Registrant's current report on Form 8-K dated January 4, 1995.

         10.42 Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.62 of the Registrant's current report on Form 8-K dated January 4, 1995.*

         10.43     Agreement, dated November 27, 1996, between
                   Ciba-Geigy Limited and the Registrant,
                   incorporated by reference to Exhibit 10.92 of the Registrant's Form 8-K report filed with the Commission on December 17, 1996.

         10.44 Amendment dated March 26, 1997, to Agreement dated November 27, 1996, between Novartis Pharma AG and the Registrant.

         10.45 Letter Agreement, dated May 6, 1996, as to consent to assignment of contracts to Novartis Limited, among the Registrant, Ciba-Geigy Limited, Ciba-Geigy Corporation and Ciba Biotech Partnership, Inc., incorporated by reference to
                   Exhibit 10.43 of the Registrant's Form 10-K report for fiscal year 1996.

         10.46 Letter Agreement, dated December 19, 1996, regarding compensation paid by the Registrant for director services performed by employees of Ciba-Geigy Limited, incorporated by reference to
                   Exhibit 10.44 of the Registrant's Form 10-K report for fiscal year 1996.*

         10.47 Supplemental Benefits Agreement, dated July 21, 1989, between the Registrant and Dr. William
                   J. Rutter, incorporated by reference to Exhibit
                   10.27 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*

         10.48 Lease commencing March 1, 1987, between EuroCetus B.V. and the Municipal Land Company of the City of Amsterdam (Translation), incorporated by reference to Exhibit 10.40 of the Registrant's Form 10-K report for fiscal year 1995.

         10.49 Form of Option Agreement (with Purchase Agreements attached thereto) between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership, a California limited partnership, incorporated by reference to Exhibit
                   10.31 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         10.50 Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December 30, 1986, between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership II, a California limited partnership, incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         10.51 License Agreement between the Registrant and the Board of Trustees of the Leland Stanford Junior University, dated December 15, 1981, incorporated by reference to Exhibit 10.07 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         10.52 Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and Hoffmann-La Roche Inc., incorporated by reference to Exhibit
                   10.36 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         10.53 Letter Agreement, dated as of December 12, 1991, relating to Stock Purchase and Warrant Agreement between Registrant and Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.51 of Registrant's Form 10-K report for fiscal year 1996.

         10.54 Letter Agreement dated September 26, 1990 between the Registrant and William G. Green, incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year 1992.*

         10.55 Letter Agreement dated December 18, 1991 between Registrant and Jack Schuler, incorporated by reference to Exhibit 10.42 of the Registrant's
                   Form 10-K report for fiscal year 1992.*

         10.56 Lease between Sclavo S.p.A. and Biocine Sclavo S.p.A., dated January 7, 1992, incorporated by reference to Exhibit 10.49 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

         10.57 Agreement made as of November 11, 1993 by and between Kodak Clinical Diagnostics Limited, a company registered in England, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated October 7, 1994 from Kodak Clinical Diagnostics Limited to Ciba Corning Diagnostics Corp., incorporated by reference to Exhibit 10.50 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.58 Regulatory Filing, Development and Supply Agreement between the Registrant, Cetus Oncology Corporation, a wholly- owned subsidiary of the Registrant, and Schering AG, a German company, dated as of May 10, 1993 (with certain confidential information deleted), incorporated by reference to Exhibit 10.50 of the Registrant's current report on Form 8-K dated February 9, 1994.

         10.59 Letter Agreement dated December 30, 1993 by and between Registrant and Schering AG, a German company (with certain confidential information deleted), incorporated by reference to Exhibit
                   10.51 of the Registrant's Form 10-K report for fiscal year 1993.

         10.60     Description of Executive Officer Variable
                   Compensation Program, incorporated by reference to
                   Exhibit 10.58 of the Registrant's Form 10-K report for fiscal year 1996.*

         10.61 Chiron Corporation 1995 Executive Officer Variable Cash Compensation Plan, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 18, 1995.*

         10.62 Amended and Restated License Agreement effective April 1, 1996, between Ciba Corning Diagnostics Corp., a Delaware corporation, and Bioanalysis Limited, a corporation organized under the laws of the United Kingdom of Great Britain and Northern Ireland, incorporated by reference to Exhibit
                   10.56 of the Registrant's Form 10-Q report for the period ended September 29, 1996. [Certain confidential information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.63 Guaranty, dated as of September 29, 1994, made by Registrant, in favor of Bankers Trust Company, as trustee, incorporated by reference to Exhibit
                   10.52 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

         10.64 Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The First National Bank of Boston, as trustee, incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-Q report for the period ended
                   September 30, 1994.

         10.65 Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T. Williams, incorporated by reference to Exhibit 10.54 of the Registrant's Form 10-Q report for the period ended
                   September 30, 1994.*

         10.66     Letters dated May 6, 1996 and May 25, 1996 to
                   Magnus Lundberg, incorporated by reference to
                   Exhibit 10.61 of the Registrant's Form 10-Q report for the period ended September 29, 1996.*

         10.67 Letter dated January 8, 1997 to Magnus Lundberg, incorporated by reference to Exhibit 10.65 of the Registrant's Form 10-K report for fiscal year
                   1996.*

         10.68 Research Agreement, dated as of July 15, 1985, between Ciba-Geigy Limited, a Swiss corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, incorporated by reference to Exhibit
                   10.64 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

         10.69 Licensing Agreement, effective December 18, 1986, by and between Miles Laboratories, Inc., a Delaware corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated December 18, 1992 from Ciba Corning Diagnostics Corp. to Miles Laboratories, Inc., incorporated by reference to Exhibit 10.65 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.70 Magnetocluster Binding Assay Technology Agreement, dated as of January 21, 1983, by and between Bioclinical Group, Inc., a Delaware corporation, and Corning Glass Works, a New York corporation, incorporated by reference to Exhibit 10.66 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995.
                   [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.71 Turn-back License Agreement, dated as of May 30, 1986, by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and Advanced Magnetics, Inc., a Delaware corporation, incorporated by reference to Exhibit 10.67 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.72 Settlement Agreement, dated August 30, 1989, between Ciba Corning Diagnostics Corp. and Advanced Magnetics, Inc., incorporated by reference to Exhibit 10.68 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.73 Agreement, effective as of December 21, 1988, by and between Hoffmann-La Roche Inc., a New Jersey corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.70 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.74 Agreement, effective as of December 21, 1988, by and among F. Hoffmann-La Roche Ltd., a Swiss corporation, Cetus Corporation, and EuroCetus International, B.V., a Netherlands Antilles corporation, incorporated by reference to Exhibit
                   10.71 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.75 Agreement, by and between Cetus Oncology Corporation, EuroCetus International, N.V., and F. Hoffmann-La Roche Ltd., incorporated by reference to Exhibit 10.72 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.76 Agreement commencing January 1, 1991, between EuroCetus B.V. and the Municipal Development Corporation (Translation), incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year 1994.

         10.77 Settlement Agreement on Purified IL-2, made as of April 14, 1995, by and between Cetus Oncology Corporation, dba Chiron Therapeutics, a Delaware corporation, and Takeda Chemical Industries, Ltd., a Japanese corporation, incorporated by reference to Exhibit 10.74 of the Registrant's Form 10-Q report for the period ended July 2, 1995.
                   [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.78 License Agreement made and entered into December 1, 1987, by and between Sloan Kettering Institute for Cancer Research, a not-for-profit New York corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.75 of the Registrant's Form 10-Q report for the period ended July 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.79 Chiron Funding L.L.C. Limited Liability Company Agreement, entered into and effective as of December 28, 1995, among the Registrant, Chiron Biocine Company and Biocine S.p.A. and Ciba-Geigy Corporation, incorporated by reference to Exhibit
                   10.80 of the Registrant's Form 10-K report for fiscal year 1995. [Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement:
                   "Confidential Treatment Requested".]

         10.80 Agreement between Ciba-Geigy Limited and the Registrant made November 15, 1995, incorporated by reference to Exhibit 10.81 of the Registrant's Form 10-K report for fiscal year 1995. [Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement:
                   "Confidential Treatment Requested".]

         10.81 Reimbursement Agreement dated as of March 24, 1995, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.76 of the Registrant's Form 10-Q report for the period ended July 2, 1995.

         10.82     Promissory Note, as amended and restated, dated
                   January 1, 1995 by Ciba Corning Diagnostics Corp., incorporated by reference to Exhibit 10.83 of the Registrant's Form 10-K report for fiscal year 1995.

         10.83 Commercial lease between Domilyon Corporation and Domilens Laboratories and Amendment No. 1 to Commercial Lease dated May 9, 1994, incorporated by reference to Exhibit 10.84 of the Registrant's Form 10-K report for fiscal year 1995.

         10.84 Agreement between the Registrant and Cephalon, Inc. dated as of January 7, 1994, and Letter Agreements between the Registrant and Cephalon dated January 13, 1995 and May 23, 1995, incorporated by reference to Exhibit 10.85 of the Registrant's Form 10-K report for fiscal year 1995. [Certain information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".]

         10.85 Reimbursement Agreement, dated as of June 28, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.94 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.86 Reimbursement Agreement, dated as of May 20, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to
                   Exhibit 10.95 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.87 Letter Agreement between the Registrant and Dr. Richard W. Barker, dated May 1, 1996, incorporated by reference to Exhibit 10.88 of the Registrant's Form 10-Q report for the period ended June 30, 1996.*

         10.88 Revolving Credit Agreement, dated as of March 23, 1996, between the Registrant and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.89 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.89 Purchase and Assignment Agreement between Behringwerke Aktiengesellschaft, on the one side, and 31.CORSA Verwaltungsgesellschaft mbH and the Registrant, on the other side, dated February 17, 1996, Closing Agreement, by and among Behringwerke Aktiengesellschaft, on the one side, and the Registrant and 31.CORSA Verwaltungsgesellschaft mbH, on the other side, dated June 29, 1996 and Letter

                   Agreement dated June 29, 1996 between the Registrant, 31.CORSA Verwaltungsgesellschaft mbH and Behringwerke Aktiengesellschaft, incorporated by reference to Exhibit
                   10.86 of the Registrant's Form 10-Q report for the period ended September 29, 1996. [Certain confidential information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.90 Royalty Projects Agreement by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and Ciba-Geigy Limited, a Swiss corporation, incorporated by reference to Exhibit 10.87 of the Registrant's Form 10-Q report for the period ended September 29, 1996. [Certain confidential information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.91 Purchase Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.90 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.92 Lease Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.91 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.93 Ground Lease between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.92 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.94 Reimbursement Agreement, dated as of July 12, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.93 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.95 Form of Performance Unit Agreement, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.94 of the Registrant's
                   Form 10-K report for fiscal year 1996.*

         11        Statement of Computation of Earnings per Share.

         27        Financial Data Schedule.

--------------
    * Management contract, compensatory plan or arrangement.

         (b)  Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended March 30, 1997.

                                  CHIRON CORPORATION

                                    March 30, 1997


                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CHIRON CORPORATION



DATE: May 14, 1997                     BY:  /s/Edward E. Penhoet
    -------------------------               ------------------------------
                                            Edward E. Penhoet, Ph.D.
                                            President and Chief
                                            Executive Officer



DATE: May 14, 1997                     BY:  /s/Dennis L. Winger
    -------------------------               ------------------------------
                                            Dennis L. Winger
                                            Senior Vice President, Finance
                                            and Administration, Chief Financial
                                            Officer, and Principal Accounting
                                            Officer