Form 10-Q
period 1997-06-29
CHIRON CORP
filed 1997-08-11
CIK 706539

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 29, 1997
                                          OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________

      Commission File Number: 0-12798

                                  CHIRON CORPORATION
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           Delaware                                              94-2754624
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

4560 Horton Street, Emeryville, California                       94608
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

                                   (510) 655-8730
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

                                   Not Applicable
-------------------------------------------------------------------------------
                      (Former name, former address and former
                     fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X              No
                                     -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                                         OUTSTANDING AT JULY 31, 1997
    -----                                         ----------------------------

Common Stock, $0.01 par value                            174,062,826

                                 CHIRON CORPORATION
                                  TABLE OF CONTENTS

                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of
         June 30, 1997 and December 31, 1996 . . . . . . . . . . . .3

         Consolidated Statements of Operations for the three months and six months ended June 30, 1997 and 1996. .4

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1997 and 1996 . . . . . . . . . .5

         Notes to Consolidated Financial Statements. . . . . . . . .6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . .9


PART II. OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .  21

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. 21


    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . 22


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

                                   CHIRON CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)

                                                                      June 30,    December 31,
                                                                        1997          1996
                                                                    -----------   ------------
                                                                    (Unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents                                          $111,927        $68,114
    Short-term investments in marketable debt securities                 36,224         38,694
                                                                     ----------     ----------
         Total cash and short-term investments                          148,151        106,808
    Accounts receivable                                                 315,675        351,971
    Inventories                                                         188,249        180,534
    Other current assets                                                 64,358         57,455
                                                                     ----------     ----------
         Total current assets                                           716,433        696,768
Noncurrent investments in marketable debt securities                     12,648         22,027
Property, plant, equipment and leasehold improvements, at cost:
    Land and buildings                                                  234,526        231,998
    Laboratory, production and office equipment                         405,767        381,421
    Leasehold improvements                                              118,209        114,282
    Construction in progress                                             78,010         69,120
                                                                     ----------     ----------
                                                                        836,512        796,821
    Less accumulated depreciation and amortization                     (249,260)      (213,217)
                                                                     ----------     ----------
         Net property, plant, equipment and leasehold improvements      587,252        583,604
Purchased technology, net                                                59,619         65,592
Other intangible assets, net                                             72,445         76,669
Investments in equity securities and affiliated companies               180,136        184,328
Other assets                                                             65,484         59,682
                                                                     ----------     ----------
                                                                     $1,694,017     $1,688,670
                                                                     ----------     ----------
                                                                     ----------     ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $79,014        $96,157
    Accrued compensation and related expenses                            49,596         56,695
    Short-term borrowings                                               151,743        137,467
    Current portion of unearned revenue                                  26,157         19,638
    Taxes payable                                                        38,558         33,407
    Other current liabilities                                           118,513        129,805
                                                                     ----------     ----------
         Total current liabilities                                      463,581        473,169
Long-term debt                                                          393,396        419,589
Other noncurrent liabilities                                             28,274         31,057
                                                                     ----------     ----------
         Total liabilities                                              885,251        923,815
                                                                     ----------     ----------
Commitments and contingencies
Stockholders' equity:
    Common stock                                                          1,735          1,707
    Additional paid-in capital                                        1,804,185      1,774,406
    Accumulated deficit                                              (1,001,476)    (1,032,554)
    Cumulative foreign currency translation adjustment                  (17,842)        (6,318)
    Unrealized gain from investments                                     23,124         28,574
    Notes receivable from stock sales                                      (960)          (960)
                                                                     ----------     ----------
         Total stockholders' equity                                     808,766        764,855
                                                                     ----------     ----------
                                                                     $1,694,017     $1,688,670
                                                                     ----------     ----------
                                                                     ----------     ----------

             THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  ----------------------      ------------------------
                                                                   June 30,      June 30,       June 30,       June 30,
                                                                    1997           1996           1997           1996
                                                                  --------      ---------     ----------      --------
Revenues:
    Product sales, net                                            $256,370       $254,156       $507,499       $493,978
    Equity in earnings of unconsolidated joint businesses           28,772         22,008         53,986         45,616
    Collaborative agreement revenues                                29,128         23,147         55,976         54,561
    Other revenues                                                  19,493         16,424         46,585         27,331
                                                                  --------      ---------     ----------      ---------
         Total revenues                                            333,763        315,735        664,046        621,486
                                                                  --------      ---------     ----------      ---------
Expenses:
    Cost of sales                                                  107,114        107,912        215,446        209,891
    Research and development                                        97,431         91,010        189,136        175,058
    Selling, general and administrative                             99,029         98,730        195,635        191,059
    Other operating expenses                                         3,331          2,492          6,610          5,600
                                                                  --------      ---------     ----------      ---------
         Total expenses                                            306,905        300,144        606,827        581,608
                                                                  --------      ---------     ----------      ---------

Income from operations                                              26,858         15,591         57,219         39,878

Gain on sale of interest in affiliated company                           -         12,066              -         12,066
Interest expense                                                    (7,757)        (6,918)       (16,243)       (13,931)
Other income, net                                                    3,733          1,613          4,086          2,807
                                                                  --------      ---------     ----------      ---------

Income before income taxes                                          22,834         22,352         45,062         40,820

Provision for income taxes                                           7,092          6,997         13,984         12,722
                                                                  --------      ---------     ----------      ---------

Net income                                                        $ 15,742      $  15,355     $   31,078      $  28,098
                                                                  --------      ---------     ----------      ---------
                                                                  --------      ---------     ----------      ---------

Net income per share                                              $   0.09      $    0.09     $     0.18      $    0.16
                                                                  --------      ---------     ----------      ---------
                                                                  --------      ---------     ----------      ---------

Weighted average number of shares
    used in computing per share amounts                            176,955        177,870        176,603        178,084
                                                                  --------      ---------     ----------      ---------
                                                                  --------      ---------     ----------      ---------



             THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ARE AN INTEGRAL PART OF THIS STATEMENT.

                                       CHIRON CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                              ------------------------
                                                                                                June 30,       June 30,
                                                                                                  1997           1996
                                                                                              ----------       --------
Cash flows from operating activities:
    Net income                                                                                   $31,078        $28,098
    Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
              Depreciation and amortization                                                       50,634         54,379
              Gain on sale of interest in affiliated company                                           -        (12,066)
              Other, net                                                                           4,944          4,312
              Changes, excluding effect of acquisitions, to:
                   Accounts receivable                                                            25,693        (36,715)
                   Inventories                                                                   (34,119)       (32,153)
                   Other current assets                                                           (1,650)       (14,923)
                   Accounts payable and accrued expenses                                         (21,965)       (11,869)
                   Current portion of unearned revenue                                             6,790            728
                   Taxes payable                                                                   5,308          5,097
                   Other current liabilities                                                      (5,817)         9,096
                   Other noncurrent liabilities                                                      491            444
                                                                                                 -------       --------
                     Net cash provided by (used in) operating activities                          61,387         (5,572)
                                                                                                 -------       --------
Cash flows from investing activities:
    Purchases of investments in marketable debt securities                                       (27,911)       (55,009)
    Proceeds from sale and maturity of investments in marketable debt securities                  39,760         88,589
    Capital expenditures                                                                         (36,383)       (55,350)
    Proceeds from sale of interest in affiliated company                                               -         14,000
    Purchases of investments in equity securities and affiliated companies                        (5,500)        (6,240)
    Increase in other assets                                                                      (2,476)        (6,956)
                                                                                                 -------       --------
         Net cash used in investing activities                                                   (32,510)       (20,966)
                                                                                                 -------       --------
Cash flows from financing activities:
    Net payments under line of credit arrangements                                                     -        (25,345)
    Proceeds from issuance of short-term debt                                                     16,014          7,727
    Repayment of notes payable and capital leases                                                (30,818)        (5,035)
    Proceeds from issuance of common stock                                                        29,740         29,218
                                                                                                 -------       --------
         Net cash provided by financing activities                                                14,936          6,565
                                                                                                 -------       --------
         Net increase (decrease) in cash and cash equivalents                                     43,813        (19,973)
Cash and cash equivalents at beginning of the period                                              68,114         74,318
                                                                                                 -------       --------
Cash and cash equivalents at end of the period                                                  $111,927        $54,345
                                                                                                --------       --------
                                                                                                --------       --------

             THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                              CHIRON CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

        The information at June 30, 1997, and for the three months ended June 30, 1997 and 1996, is unaudited, but includes all normal recurring adjustments which the management of Chiron Corporation (the "Company" or "Chiron") believes to be necessary for fair presentation of the periods presented. In addition, during the second quarter of 1997, a $6.6 million reduction in cost of sales was recognized due to a revised estimate of royalties to be paid on sales of certain products; a $4.7 million reduction in selling, general and administrative expenses was recognized due to changes in estimated accruals created in prior periods; and $0.9 million of other revenues was recognized as a result of a reduction in estimated royalty reserves created in the first quarter of 1997. The consolidated balance sheet amounts at December 31, 1996 have been derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 29, 1996, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

        Certain previously reported amounts have been reclassified to conform with the current period presentation.

     FISCAL YEAR

        The fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. As a result, the second quarters of 1997 and 1996 represent the thirteen-week periods ended June 29, 1997 and June 30, 1996, respectively. For presentation purposes, dates used in the consolidated financial statements and notes refer to the calendar month end.

     INVENTORIES

        Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic products are valued at cost, using the first-in, first-out ("FIFO") method which is less than market value. Inventories consist of the following:

                                          JUNE 30,     DECEMBER 31,
                                           1997            1996
                                         --------      ------------
                                              (IN THOUSANDS)
     Finished goods                       $94,509        $94,875
     Work in process                       49,913         45,874
     Raw materials                         43,827         39,785
                                         --------       --------
                                         $188,249       $180,534
                                         --------       --------
                                         --------       --------
     INCOME TAXES

        Income tax expense for the three and six months ended June 30, 1997 and 1996 is based on an estimated annual effective income tax rate.

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

     NEW ACCOUNTING STANDARDS

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. Earlier application is not permitted. In its consolidated financial statements for the year ending December 31, 1997, the Company will make the required disclosures of basic and diluted earnings per share and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company upon adoption of SFAS 128. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Basic earnings per share under SFAS 128 for the three months ended June 30, 1997 and 1996 would have been $0.09 in both periods. For the six months ended June 30, 1997 and 1996, basic earnings per share would have been $0.18 and $0.17, respectively. The application of SFAS 128 to the calculation of diluted earnings per share would not have a material effect on the Company's per share data presented for those periods.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

2.   LONG-LIVED ASSETS

        As circumstances dictate, Chiron's management reviews the carrying value of all facilities, including the Company's idle pharmaceutical fill and finishing facility in Puerto Rico, to determine whether an impairment of the carrying value has occurred in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The cumulative impact on the Company's manufacturing needs of recent product developments including, among others, the genital herpes vaccine which failed to show efficacy in clinical trials and the finding of a U.S. Food and Drug Administration ("FDA") advisory committee in May 1997 that there was not substantial evidence that Myotrophin-TM- (rhIGF-1 or mecasermin [recombinant DNA origin]) Injection is effective in the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease), prompted management to conclude during the second quarter of 1997 that the Company currently has excess manufacturing capacity relative to its projected needs. As a result of this change in circumstances, the Company reviewed the carrying amount of its idle manufacturing facility in Puerto Rico for impairment.

     In connection with the Company's ongoing study of the capacity and efficiency of its global manufacturing operations, management is considering alternative options concerning the Puerto Rico facility, including divestiture, lease, contract manufacturing and other internal uses for the facility's idle capacity. Based on certain assumptions which consider currently available information, the sum of expected future cash flows that will be generated by the Puerto Rico facility, undiscounted and without interest charges in accordance with SFAS 121, will be sufficient to recover the $44.6 million carrying amount of the facility at June 30, 1997. If the Company is unable, however, to find a suitable use for the Puerto Rico facility consistent with its current expectations, an adjustment in a future period of the carrying value of that facility to its fair value will have a material adverse impact on the Company's results of operations.

3.   COLLABORATION ARRANGEMENT

        In May 1997, the Company entered into an agreement to collaborate in the development and commercialization of diagnostic, therapeutic and vaccine products. Subject to the collaboration and in return for a license and other rights, Chiron made an initial payment of $1.0 million, which was recorded as research and development expense during the three months ended June 30, 1997. In addition, the Company is obligated to fund allowable research costs, in amounts not less than $8.5 million in the first year and $5.5 million in each of the second and third years of the collaboration term, incurred by the collaborative partner (the "Partner") in performing research requested by the Company. Under the agreement, Chiron is required to make certain additional payments upon achievement of specified milestones. In addition, the Partner will receive a royalty from any commercial sales of products resulting from the collaboration.

        Concurrent with this collaboration agreement, the Partner and Chiron entered into a stock purchase agreement whereby Chiron invested $5 million in the convertible preferred stock of the Partner, representing a 3.6% interest in the Partner's outstanding equity. This investment is accounted for under the cost method and is reflected in the accompanying consolidated balance sheets as investments in equity securities and affiliated companies as of June 30, 1997. Pursuant to the stock purchase agreement, Chiron is obligated to invest an additional $2.5 million in the common stock of the Partner upon the closing of the Partner's initial public offering ("IPO") occurring on or before December 2, 1997, or such later date as is determined by mutual agreement of the parties. If the Partner does not consummate its IPO on or prior to December 2, 1997, no additional investment will be required by Chiron. The Partner has indicated to Chiron, however, that it expects to complete its IPO in August 1997.

4.   LONG-TERM DEBT

        In January 1997, the Company entered into an agreement to purchase for $29.8 million a manufacturing facility and related buildings that had previously been leased under a long-term capital lease obligation. As a result, the Company eliminated the related obligation which totaled
     $29.4 million.

5.   CONTINGENCIES

        The Company is party to various claims, investigations and legal proceedings arising out of the normal course of its business. These claims, investigations and legal proceedings relate to intellectual property rights, including claims brought separately by two competitors that the Company's acellular pertussis vaccine infringes claims under three distinct patents. Pending claims also relate to contractual rights and obligations, employment matters, shareholder derivative claims, claims of product liability, and other issues. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

REVENUES

    The Company's revenues are derived from a variety of sources, including product sales, joint business arrangements, collaborative agreements and product royalty agreements. Product sales, Chiron's largest revenue category, consists of the following product lines for each of the three-month and six-month periods ended June 30:

                                               THREE MONTHS                 SIX MONTHS
                                               ENDED JUNE 30,              ENDED JUNE 30,
                                            1997          1996           1997           1996
                                         --------      --------        -------       ---------
                                                             (IN THOUSANDS)
    Diagnostic products                  $154,929       $146,200       $303,951       $282,115
    Ophthalmic products                    52,725         59,513        103,063        104,454
    Vaccine products                       17,191         19,472         35,710         40,306
    Betaseron-R- sales                     14,305         12,251         28,093         33,142
    Oncology products                      16,527         15,671         35,203         31,820
    Other products                            693          1,049          1,479          2,141
                                         --------        -------        -------        -------
                                         $256,370       $254,156       $507,499       $493,978
                                         --------       --------       --------       --------
                                         --------       --------       --------       --------


    As Chiron continues to increase the sales of certain seasonal products and expand its presence in international markets, particularly European markets, seasonal fluctuations in product sales and the related gross profit amounts have become more significant. For this reason, revenues and gross profit amounts from certain product lines are generally higher in the first half and fourth quarter of the year. As a result, Chiron's results in any one quarter are not necessarily indicative of results to be expected for a full year.

    Diagnostic product sales include sales-type leases of fully-automated, random-access immunodiagnostic testing systems (ACS:180-R-, automated chemiluminescence system) and reagents for these systems; direct sales of ACS:180-R- instruments and related operating leases; and sales of critical care systems (CBA-TM-), clinical chemistry products, manual immunodiagnostic systems and branched DNA ("bDNA") probe kits for human immunodeficiency virus ("HIV"). Sales of diagnostic products increased in both the second quarter and first half of 1997 as compared to the same periods in 1996, primarily due to increased research sales of bDNA probe kits, reflecting the continued overall growth in viral load testing for HIV, and of ACS immunodiagnostic products. Sales of bDNA probe kits increased $7.0 million and $14.4 million in the second quarter and first half of 1997, respectively, as compared to the same periods of 1996. The growth in ACS immunodiagnostic product sales of $6.5 million and $12.1 million during the second quarter and first half of 1997, respectively, resulted from a 10% increase during both periods in sales volume of reagents resulting from the compounding effect of increased ACS:180-R- system placements as compared to the prior year. The overall increases in diagnostic product sales in the second quarter and first half of 1997 were partially offset by reduced sales of manual immunodiagnostic systems and critical care products, as well as the impact of unfavorable foreign currency exchange rates, primarily in Japan, Germany and France. When compared to rates in effect for the second quarter and first half of 1996, the increases in diagnostic products sales were reduced by $6.8 million and $13.5 million, respectively, in the comparable periods of 1997.

    In June 1997, Chiron Diagnostics Corporation ("Chiron Diagnostics") reached a three-year agreement with Premier Purchasing Partners, L.P., the nation's largest healthcare alliance enterprise, to supply immunochemistry analyzers and supplies to Premier's owners and affiliates. As a result of the agreement, Chiron Diagnostics became one of two select suppliers to Premier for immunodiagnostic systems, assays and reagents. Diagnostic product sales in the second quarter of 1997 do not include any sales of immunodiagnostic products made in connection with the Premier agreement.


    Sales of ophthalmic products decreased in the second quarter and first half of 1997 by $6.8 million and $1.4 million, respectively, as compared to the same periods of 1996. Sales of PMMA intraocular lenses in the second quarter and first half of 1997 decreased $4.6 million and $7.6 million, respectively, from the same periods of 1996 due to a continuing shift towards foldable technologies and the impact of competing products. A $2.1 million decrease in sales of the Vitrasert-TM- Implant product (Cytovene-TM-; Roche Laboratories) also contributed to the overall decrease in ophthalmic product sales during the second quarter of 1997, reflecting a reduction in the incidence of cytomegalovirus ("CMV") retinitis due to the impact of protease
inhibitors in the treatment of HIV.   Vitrasert-TM- Implant sales in the
first half of 1997 remained relatively constant with the first half of 1996 as the Vitrasert-TM- product was approved by the U.S. Food and Drug Administration ("FDA") in March 1996. Unfavorable changes in foreign currency exchange rates in the second quarter and first half of 1997 also contributed to the overall decrease in ophthalmic product sales between years. Partially offsetting the overall decrease in ophthalmic product sales during the second quarter and first half of 1997 as compared to the same periods of 1996 were increased sales of refractive products, including keratomes and excimer lasers, of $1.1 million and $6.5 million, respectively.

    Vaccine product sales consist primarily of sales by Chiron's Italian subsidiary of pediatric and flu vaccines in international markets and to certain international health services. The overall decrease in vaccine product sales in both the second quarter and first half of 1997 as compared to the same periods of 1996 is primarily due to a $3.2 million and $3.4 million decrease, respectively, in sales of Polioral-TM-, a pediatric oral polio vaccine. Supply constraints, particularly during the second quarter of 1997, resulted in the decreases in sales of Polioral-TM- during these periods. Decreased sales of TriAcelluvax-TM- (formerly Acelluvax DTP-TM-), a recombinant acellular pertussis vaccine, also contributed to the overall decrease in vaccine product sales during the first half of 1997 due to higher sales volume in the prior year resulting from introduction of the acellular pertussis vaccine in late 1995. Unfavorable changes in foreign currency exchange rates in the second quarter and first half of 1997 also contributed to the overall decrease in vaccine product sales between years.

    Under the terms of a development and supply agreement with Schering AG, Germany ("Schering"), and its U.S. affiliate, Berlex Laboratories, Inc. ("Berlex"), Chiron manufactures Betaseron-R- (interferon beta-1b) for Berlex. Under the terms of the agreement, Chiron earns an initial partial payment for Betaseron-R- upon shipment to Berlex and a subsequent secondary payment for Betaseron-R- upon Berlex's net sales of the product to patients. Beginning July 1997, a larger portion of the overall payment for Betaseron-R-will be included in the secondary payment. Betaseron-R- product sales revenue in the second quarter increased from $12.2 million in 1996 to $14.3 million in 1997, primarily as the result of a voluntary reduction during the second quarter of 1996 in shipments to Berlex pending FDA approval of certain labeling changes. Partially offsetting the overall increase in Betaseron-R-product sales during the second quarter of 1997 was a $3.6 million decrease in secondary revenues as a result of the introduction of a competing product in the second quarter of 1996. In the first half of 1997, Betaseron-R-product sales decreased $5.0 million as compared to the first half of 1996 due to a decrease in commercial vials shipped to Berlex during the first quarter of 1997 and a decrease in secondary revenues.

    Future levels of Chiron's Betaseron-R- shipments will depend upon the rate at which new patients are enrolled from existing and future markets, the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-R-, and the impact of competing products, including other beta interferon products that were approved for sale in the U.S. during 1996. In addition, based upon the level of inventories carried by Berlex, the timing of future shipments to Berlex and the related revenue may vary.


    Sales of oncology products, principally Proleukin-TM- (aldesleukin, interleukin-2), increased slightly in the second quarter of 1997 over the comparable period of 1996, primarily due to an overall 6% increase in Proleukin-TM- units sold. This overall increase in unit sales in the second quarter of 1997 reflects a 13% increase in vials sold in European markets and a 4% decrease in vials sold in the U.S., due primarily to a domestic sales price increase in April 1997. In the first half of 1997, sales of Proleukin-TM- increased $2.8 million as compared to the same period of 1996, reflecting an increase in unit sales of 13% and 11% in domestic and European markets, respectively. Worldwide average selling price, which decreased slightly during the second quarter and first half of 1997 as compared to the same periods of the prior year, generally fluctuates between periods due to the geographic mix of units sold.

    The Company markets many of its commercial products internationally. As a result, product revenues in almost all product lines are affected by fluctuating foreign currency exchange rates. Foreign product sales were approximately $142.9 million and $284.3 million for the second quarter and first half of 1997, respectively, as compared to $141.2 million and $274.8 million for the second quarter and first half of 1996, respectively. International sales of diagnostic products accounted for substantially all of the increase in foreign product sales between periods. For both the second quarter and first half of 1997, approximately 56 percent of Chiron's product sales were denominated in foreign currencies. Product sales would have been $10.9 million and $20.9 million higher in the second quarter and first half of 1997, respectively, if currency exchange rates had remained constant with the same periods of 1996. Changing currency exchange rates have had, and will continue to have, an impact on Chiron's results. The Company's other revenues, discussed below, are largely denominated in U.S. dollars but are impacted by the Company's joint partners' and collaborators' non-U.S. operations.

    Equity in earnings of unconsolidated joint businesses consists substantially of Chiron's one-half interest in the pretax operating earnings of its joint diagnostics business with Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson ("J&J") company. The joint business sells tests used to screen blood for the potential presence of hepatitis C virus ("HCV") and HIV. The joint business also holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from several companies, including Abbott Laboratories, Pasteur Sanofi Diagnostics and International Murex Technologies, Inc., for their sales of certain tests. Chiron and Ortho separately are developing new instrument systems expected to contain broad menus of immunodiagnostic tests to serve the clinical diagnostic segment of the market. Chiron must obtain Ortho's agreement in order to market hepatitis and retrovirus tests that are being developed for use on Chiron Diagnostics' new systems. There can be no assurance that Chiron can obtain such agreement on acceptable terms or at all.

    In the second quarter of 1997, Chiron's share of the pretax operating earnings of the joint business, which is recorded by Chiron on a one-month lag based upon estimates supplied by Ortho, increased to $23.3 million from $20.7 million for the comparable period of 1996, primarily due to increased royalties. In the first half of 1997, Chiron's share of the pretax operating earnings of the joint business, including the impact during the first quarters of 1997 and 1996 of the final annual accounting, increased to $48.5 million from $43.2 million for the first half of 1996. The increase in the first half of 1997 was primarily due to increased royalties and increased sales by the joint business of HCV and HIV tests, partially offset by a reduction in the revenue derived from the final annual accounting. In the first quarter of 1997, Chiron recognized joint business revenue of $0.8 million from the final accounting for 1996, as compared to $3.8 million recognized in the first quarter of 1996 from the final accounting for 1995.

    Also included in equity in earnings of unconsolidated joint businesses is Chiron's 49 percent share of the after-tax operating results of a joint venture with Behringwerke AG of Germany, which was acquired in July 1996. Results from the joint venture are recorded by Chiron on a one-month lag. Chiron's share of earnings in the second quarter and first half of 1997 was $6.1 million and $6.3 million, respectively. The operating results of the joint venture in the second quarter of 1997, relative to its results for the first half of the year, reflect strong seasonal sales of certain adult vaccines. Chiron's share of earnings in the first half of 1997 also includes amortization of intangibles and Chiron's share of a $2.0 million up-front license fee that was expensed by the joint venture during the first quarter of 1997.

    Equity in earnings of unconsolidated joint businesses for the second quarter and first half of 1996 also includes $1.4 million and $2.5 million, respectively, related to Chiron's 50 percent interest in a generic cancer chemotherapeutics business with Ben Venue Laboratories, Inc. ("Ben Venue"). Effective May 1, 1996, Chiron sold its interest to Ben Venue for $14.0 million in cash, resulting in a $12.1 million gain in the second quarter of 1996.

    Collaborative agreement revenues consist of fees received for research services as they are performed, fees received for completed research or technology, fees received upon attainment of benchmarks specified in the related research agreements, and proceeds from sales of biological materials to research partners for clinical and preclinical testing. Collaborative agreement revenues for the second quarter of 1997 increased to $29.1 million from $23.1 million in the second quarter of 1996, primarily as the result of license fees and increased research funding, discussed below. Collaborative agreement revenues for the first half of 1997 increased to $56.0 million from $54.6 million in the first half of 1996. Collaborative agreement revenues in the first half of 1996 include revenues of $7.5 million recognized by Chiron in the first quarter of that year pursuant to the terms of a technology transfer and development agreement with Japan Tobacco Inc. ("JT"). Pursuant to this agreement, the pharmaceutical division of JT acquired a non-exclusive, perpetual license to apply certain of Chiron's combinatorial chemistry technologies in JT's research and product development programs. Under this agreement, Chiron will earn another $7.5 million during the third quarter of 1997.

    Included in collaborative agreement revenues are amounts from Novartis AG ("Novartis"), the successor to Ciba-Geigy Ltd. ("Ciba"). Pursuant to the terms of a December 1995 research funding agreement, Novartis agreed to provide $250 million (which may be increased to $300 million subject to certain conditions) over five years in support of research at Chiron, subject to aggregate annual funding limitations. As a result, Chiron recognized revenues of $18.0 million and $15.0 million under this agreement during the second quarters of 1997 and 1996, respectively. In the first half of 1997 and 1996, Chiron recognized revenues of $33.8 million and $31.0 million, respectively, from Novartis' research funding. Through June 30, 1997, Chiron has cumulatively recognized revenues of $132.8 million pursuant to this agreement. Chiron's aggregate annual funding limitation for 1997 is $50.0 million, of which $33.8 million has been drawn by Chiron during the first half of the year. Chiron is currently seeking to increase its annual funding limitation to include the utilization of unused funding from prior periods. If Chiron is unsuccessful in its negotiations to increase its annual funding limitation, research funding in the second half of 1997 will be limited to $16.2 million in aggregate. Subject to current and future aggregate annual funding limitations, Chiron anticipates continued utilization of the research funding provided by Novartis.

    Additionally, during the second quarter and first half of 1997, Chiron recognized $3.8 million and $7.5 million, respectively, of collaborative agreement revenues pursuant to a November 1996 agreement with Novartis, which was primarily executed in conjunction with a consent and agreement that resolved the Federal Trade Commission's review of the merger between Ciba and Sandoz Ltd. which created Novartis. In partial consideration for Chiron agreeing to grant royalty-bearing licenses for certain patent rights on the herpes simplex virus thymidine kinase gene in the field of gene therapy, Novartis agreed to pay Chiron up to $60.0 million over the next five years, $15.0 million of which relates to 1997 and will be recognized ratably throughout the year.

    Other revenues consist principally of product royalties, including royalty revenues resulting from Schering's European sales of Betaferon-R-, and revenues generated from Aredia-TM- (pamidronate disodium for injection). Other revenues increased $3.1 million and $19.3 million in the second quarter and first half of 1997, respectively, over the comparable periods of 1996.
In the second quarter and first half of 1996, Chiron recognized $7.6 million and $11.2 million, respectively, of sales fees earned by the Company for Aredia-TM- sales and marketing services provided on behalf of Novartis. Chiron provided these services pursuant to an agreement with Novartis which provided Chiron exclusive promotional rights to Aredia-TM- in the U.S. This agreement expired in March 1997. Pursuant to a November 1996 agreement with Novartis, Chiron began to co-promote Aredia-TM- in the U.S. for a 2-1/2 year period beginning April 1997. During the first half of 1997, Chiron recognized $6.9 million of revenues related to Aredia-TM- co-promotion services provided to Novartis during the second quarter and $12.5 million of sales fees under the exclusive agreement which expired in March. A definitive agreement covering the terms of the co-promotion arrangement is expected to be finalized during the second half of 1997. Chiron anticipates that co-promotion services and transitional sales effort provided in future periods under the new co-promotion agreement will decrease, along with the related revenues, as Chiron takes a less active role in promoting Aredia-TM-. Royalty revenues resulting from Schering's European sales of Betaferon-R-, which started during the second quarter of 1996, contributed $4.8 million and $9.0 million to the overall increase in other revenues during the second quarter and first half of 1997, respectively, as compared to the same periods of 1996. Included within royalties from Schering in the second quarter of 1997 is a $0.9 million reduction in estimated royalty reserves created in the first quarter of 1997. The sale of certain oncology-related marketing rights for $2.0 million during the second quarter of 1997 and increased royalties related to hepatitis B, partially offset by decreased royalties related to insulin, also contributed to the overall increase in other revenues during the second quarter and first half of 1997 as compared to the same periods of 1996.

COSTS AND EXPENSES

    Cost of sales increased consistently with the increase in product sales between years. The gross profit margin remained constant at 58% for each of the second quarter and first half of 1997 and 1996. During the second quarter of 1997, a $6.6 million reduction in cost of sales was recognized within Chiron Diagnostics due to a revised estimate of royalties to be paid on sales of certain products. Excluding the impact of this reduction in cost of sales, gross profit margin in the second quarter and first half of 1997 decreased approximately 2 percentage points in both periods, to 56%, as compared to the same periods of 1996. In the second quarter of 1997, this decrease in gross profit margin resulted primarily from supplier price increases for viscoelastic products, as well as an adverse sales mix of clinical chemistry products in certain lower margin international markets.
In the first half of 1997, this decrease also resulted from certain charges related to vaccine products and an adverse sales mix occasioned from sales of lower margin critical blood analyte systems to foreign distributors in the first quarter of 1997. Partially offsetting these decreases in gross profit margin in the second quarter and first half of 1997 as compared to the same periods of 1996 were improvements in gross profit margins resulting from increased sales of bDNA probe kits and immunodiagnostic reagents. Gross profit margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

    Research and development expenses increased in the second quarter from $91.0 million in 1996 to $97.4 million in 1997. In the first half of the year, research and development expenses increased from $175.1 million in 1996 to $189.1 million in 1997. Chiron's research and development expenses fluctuate from period to period depending upon the extent of clinical trial-related activities, including the manufacturing of material; the number of products under development and their progress; and the acquisition of companies and new technology and licensing rights. These increases in research and development expenses were due to the continued development of bDNA probes; the ACS:Centaur-TM-, a more powerful immunoassay system designed to increase laboratory productivity and provide a platform for proprietary analytes that will help clinicians manage disease progression; Regranex-R-(becaplermin), a wound healing agent; as well as additional amounts related to research involving gene therapies, and hepatitis and other vaccines. Additionally, during the second quarter of 1997, Chiron made $1.0 million upfront payments to both Biomira, Inc., under a May 1997 agreement to co-develop Biomira's Theratope-TM- immunotherapeutic vaccine, and to another collaborative partner, under a May 1997 collaboration agreement for the development and commercialization of diagnostic, therapeutic and vaccine products. Chiron also made a $1.0 million milestone payment to DepoTech Corporation in the second quarter of 1997 upon submission to the FDA of the first new drug application ("NDA") in the U.S. for DepoCyt-TM- (injectable sustained-release cytarabine), an anticancer agent. During the first quarter of 1997, Chiron made a $1.5 million payment to Novartis resulting from the February 1997 filing of a NDA with the FDA for Myotrophin-TM- (rhIGF-1 or mecasermin [recombinant DNA origin]) Injection. On May 8, 1997, an FDA advisory committee found that there was not substantial evidence that Myotrophin-TM- Injection is effective in the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease). Chiron and its collaborative partner, Cephalon, Inc., will be reviewing with the FDA the advisory committee's recommendation in the second half of 1997.

    During 1995 and 1996, Chiron, together with J&J, co-funded the development and introduction of a home HIV testing service business, Direct Access Diagnostics. Chiron elected not to exercise its option, which expired in May 1997, to participate in this venture with J&J. During the second quarter and first half of 1996, Chiron recognized research and development expense of $2.5 million and $5.0 million, respectively, related to its option to participate in this venture.

    In July 1997, Chiron and Pharmacia & Upjohn Inc. ("Pharmacia & Upjohn") entered into license and assignment agreements whereby Pharmacia & Upjohn granted to Chiron a semi-exclusive, royalty-bearing worldwide license related to the Myotrophin-TM- manufacturing process and a non-exclusive, royalty-bearing worldwide license to a cardiovascular indication. In exchange for the assignment to Chiron of certain intellectual property rights, Chiron granted to Pharmacia & Upjohn a worldwide, non-exclusive, non-transferable royalty-free license to such intellectual property for any use. Upon execution of the agreements, Chiron recorded research and development expense of $4.6 million, and made an initial payment of $3.3 million, in July 1997. The remainder, or $1.3 million, is payable by Chiron on January 1, 1998.

    Selling, general and administrative ("SG&A") expenses as a percentage of net product sales were 39% for each of the second quarter and first half of 1997 and 1996. Selling and marketing expenses continue to represent the largest portion of total SG&A expenses, as Chiron devoted significant resources to support sales volumes in its existing product lines as well as new products, such as Chiron's new bDNA probes and Rapidpoint-TM- 400, a critical care system designed specifically for critical care settings in hospitals. The Rapidpoint-TM- 400 was announced in Europe during the first quarter of 1997. Additionally, increases over the prior year in SG&A expenses, resulting from various consulting and information systems projects, were offset by $4.7 million of changes to estimated accruals created in prior periods during the second quarter of 1997.

OTHER ITEMS

    Effective May 1, 1996, Chiron sold its 50% interest in a generic cancer chemotherapeutics business to Ben Venue, Chiron's joint venture partner, for $14.0 million in cash, resulting in a $12.1 million gain reported as gain on sale of interest in affiliated company in the second quarter and first half of 1996.

    Interest expense increased in the second quarter and first half of 1997 over the comparable periods of 1996 as a result of increased debt borrowings.

    Other income, net, consists primarily of investment income on the Company's cash and investment balances and other non-operating gains and losses. Other income, net, increased in the second quarter of 1997 over the comparable period of 1996, primarily as the result of foreign exchange hedging gains. The overall increase in other income, net, in the first half of 1997 as compared to the same period in 1996 also reflects a $1.5 million loss on an investment recorded by Chiron in the first quarter of 1996. Partially offsetting these increases in other income, net, in the second quarter and first half of 1997 was reduced investment income arising from lower balances in the Company's investment portfolio.

    The provision for income taxes in 1997 and 1996 is based on an estimated annual effective income tax rate. The estimated effective rate is determined based on management's estimate of taxable income and is subject to change in future periods, due to the mix of domestic and foreign income and changes in tax rates. The 1997 rate is less than the U.S. Federal statutory rate primarily due to the utilization of foreign and U.S. net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements have been generally funded from cash and investments on hand, debt borrowings and sales of equity. In addition to these sources of capital, future capital requirements may be financed through a combination of research funding provided by Novartis, possible off-balance-sheet financing and cash generated from operations. Chiron's cash and investments, which totaled $160.8 million at June 30, 1997, are invested in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with maturities in excess of one year are presented on the balance sheet as noncurrent investments.

    Chiron attempts to reduce its exposure to fluctuations in foreign currency exchange rates by entering into forward currency contracts ("forwards") and options. The Company is primarily exposed to fluctuations in currencies in western European countries and Japan. Forwards are used to hedge balance sheet exposure resulting from completed transactions denominated in a foreign currency, and options are used to hedge certain anticipated transactions. Forward contracts are settled quarterly, and option contracts expire quarterly through December 1997. As of June 30, 1997, the Company held forward and option contracts totaling $75.9 million and $58.7 million, respectively.

    As circumstances dictate, Chiron's management reviews the carrying value of all facilities, including the Company's idle pharmaceutical fill and finishing facility in Puerto Rico, to determine whether an impairment of the carrying value has occurred in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The cumulative impact on the Company's manufacturing needs of recent product developments including, among others, the genital herpes vaccine which failed to show efficacy in clinical trials and the finding of an FDA advisory committee in May 1997 that there was not substantial evidence that Myotrophin-TM- (rhIGF-1 or mecasermin [recombinant DNA origin]) Injection is effective in the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease), prompted management to conclude during the second quarter of 1997 that the Company currently has excess manufacturing capacity relative to its projected needs. As a result of this change in circumstances, the Company reviewed the carrying amount of its idle manufacturing facility in Puerto Rico for impairment. In connection with the Company's ongoing study of the capacity and efficiency of its global manufacturing operations, management is considering alternative options concerning the Puerto Rico facility, including divestiture, lease, contract manufacturing and other internal uses for the facility's idle capacity. Based on certain assumptions which consider currently available information, the sum of expected future cash flows that will be generated by the Puerto Rico facility, undiscounted and without interest charges in accordance with SFAS 121, will be sufficient to recover the $44.6 million carrying amount of the facility at June 30, 1997. If the Company is unable, however, to find a suitable use for the Puerto Rico facility consistent with its current expectations, an adjustment in a future period of the carrying value of that facility to its fair value will have a material adverse impact on the Company's results of operations.

    To date, management has concluded that no impairment of the carrying value of any of its facilities has occurred. There, however, can be no assurance that global manufacturing needs for existing products will continue unchanged and product development programs will be successful. Accordingly, changes in assumptions and manufacturing plans, needs and capacity may occur in the future which may require a reduction of the carrying value of certain facilities to their fair value.

    At June 30, 1997, the Company had borrowed $100.0 million in the U.S. under an aggregate $200.0 million in revolving, committed, unsecured credit lines with three separate financial institutions. One of the agreements, providing for borrowings up to $100.0 million, expired in July 1997 and was simultaneously amended to extend the availability through August 11, 1997 under the same terms and conditions as those in the original credit agreement. The Company intends to execute a replacement multi-year revolving credit agreement providing for borrowings up to $100.0 million, under similar terms and conditions, with the same financial institution.

    Chiron selectively enters into cross currency interest rate swaps ("swaps") to modify the interest and currency characteristics of specific outstanding debt obligations. In June 1997, Chiron entered into a five-year swap agreement with a notional amount of $26.4 million, effectively converting debt denominated in U.S. Dollars to Japanese Yen and modifying the interest rate from a variable rate to a fixed Japanese Yen rate of 2.1%.

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

    During the six months ended June 30, 1997, cash and investments in marketable debt securities increased by $32.0 million. The increase was primarily due to $61.4 million of cash provided by operations, $29.7 million of proceeds related to the issuance of common stock under the Company's stock option and employee stock purchase plans and $16.0 million of incremental short-term debt borrowings. These increases were partially offset by $36.4 million of capital expenditures, the repayment of a long-term capital lease obligation totaling $29.4 million, and $5.5 million of investments in equity securities and affiliated companies. In January 1997, Chiron purchased a manufacturing facility and related buildings in Emeryville, California that had been previously leased under the long-term capital lease obligation.

    During the six months ended June 30, 1996, cash and investments in marketable debt securities decreased by $54.2 million. The decrease was primarily due to $55.4 million of capital expenditures, $25.3 million of net payments under line of credit arrangements, $6.2 million of investments in equity securities and affiliated companies, $5.6 million of cash used in operations, and the repayment of notes payable and capital leases totaling $5.0 million. These decreases were partially offset by $29.2 million of proceeds related to the issuance of common stock under the Company's stock option and employee stock purchase plans and $14.0 million of proceeds from the sale of Chiron's interest in Ben Venue.

    Cash provided by operations of $61.4 million in the first half of 1997, as compared to cash used in operations of $5.6 million in the first half of 1996, primarily reflects the decrease in accounts receivable at June 30, 1997 and increase in accounts receivable at June 30, 1996 over respective prior year end amounts. The decrease in accounts receivable in 1997 results primarily from the timing of payments from the Chiron-Ortho joint business and from Novartis, and from a greater receivable balance at December 31, 1996 than at December 31, 1995 due to revenue growth in the fourth quarter of 1996. The increase in accounts receivable in 1996 results from research funding from Novartis which began in the first quarter of 1996 and from amounts receivable from Ben Venue.

    Chiron believes that its cash and investments, funds provided by operations and capital market transactions will be sufficient to meet its cash requirements during the upcoming twelve months and through the foreseeable future.

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. Earlier application is not permitted. In its consolidated financial statements for the year ending December 31, 1997, the Company will make the required disclosures of basic and diluted earnings per share and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company upon adoption of SFAS 128. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Basic earnings per share under SFAS 128 for the three months ended June 30, 1997 and 1996 would have been $0.09 in both periods. For the six months ended June 30, 1997 and 1996, basic earnings per share would have been $0.18 and $0.17, respectively. The application of SFAS 128 to the calculation of diluted earnings per share would not have a material effect on the Company's per share data presented for those periods.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    Chiron wishes to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Chiron's actual results and could cause Chiron's actual consolidated results for the third quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Chiron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

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

    - Charges that may be incurred and accrued resulting from implementation of restructuring plans currently under consideration, including possible disposal of excess manufacturing and other general facilities.

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

    - Delay, difficulty or inability on acceptable terms to resolve conflicts with partners, including resolution with Ortho of Chiron's ability to market hepatitis and retrovirus immunodiagnostic tests that are under development for use on its ACS:Centaur-TM- immunoassay system and resolution of the terms under which Chiron is continuing to co-promote Aredia-TM- for Novartis.

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

    - Further decline in the Betaseron-R- customer base in the U.S.; the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-R-; the impact of competing products, including other beta interferon products; pricing, promotional and marketing decisions by the Company's partner, Schering.

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

    - Changes in the Company's plans involving the utilization of its long-lived assets, including the Company's ability to find a suitable use for its idle fill and finishing facility in Puerto Rico, in response to changes in the projected level of demand for the Company's products, product pricing, success of clinical trials, timing of regulatory approval, introduction of competing products, available information regarding contract manufacturing alternatives and excess manufacturing capacity which currently exists.

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

ITEM 1.  LEGAL PROCEEDINGS.

            The Company is party to certain lawsuits, which are described in Part I, Item 3, "Legal Proceedings," on page 10 of the Company's Annual Report on Form 10-K for the year ended December 29, 1996. No material developments in the area of legal proceedings have occurred since such Form 10-K was filed, except as follows:

            BRADLEY. On May 6, 1997, Bradley filed an appeal of the United States District Court's dismissal of his Seconded Amended Complaint with the United States Court of Appeals for the Federal Circuit. Oral argument occurred on July 8, 1997 and a decision may be handed down before year-end.

            BRILLIANT TRADING AND WOLFSON. These shareholder actions relating to the Viagene acquisition were dismissed on May 7, 1997 by the Court of Chancery of the State of Delaware.

            CONNAUGHT. On June 7, 1997, Connaught Laboratories, Limited ("Connaught") filed an emergency proceeding with the Tribunale di Siena, Italy, against Chiron S.p.A. seeking to enjoin production, manufacture, and sale of TriAcelluvax-TM- (formerly Acelluvax DTP-TM-) which Connaught alleges infringes its European Patent 527 753 (the "'753 patent".) The '753 patent claims allegedly relate to the pertactin protein of BORDETELLA PERTUSSIS. On June 24, 1997, the Siena Court heard oral argument on Connaught's application and ordered further briefing. Additional oral argument is expected to take place in September 1997. On June 17, 1997, Chiron S.p.A. filed a proceeding on the merits in the Tribunale di Milano, Italy, against Connaught. Chiron's action challenges the validity of the '753 patent. A preliminary hearing on this nullity suit is expected to take place in December 1997. Connaught also is the owner of EP 322 115 (the
         "'115 patent") relating to mutant pertussis toxins. On July 17, 1997, Connaught filed suit in the Landgericht Dusseldorf, Germany, against Chiron Behring GmbH, Chiron S.p.A., and Behringwerke AG asserting infringement of the '115 patent. Connaught seeks to prevent introduction of TriAcelluvax-TM- in Germany. Also, Connaught seeks damages and an order enjoining Chiron S.p.A. from manufacturing and selling TriAcelluvax-TM- in Italy.

            EVANS. The action pending in the United States District Court for the Eastern District of Texas was transferred to United States District Court for the District of Delaware in April 1997, by stipulation of the parties. Chiron has answered and filed a counterclaim alleging the invalidity of two U.S. patents in suit owned by Evans and which allegedly relate to the p69 protein of BORDETELLA PERTUSSIS. Chiron seeks judgment declaring that its products do not infringe any claims of these patents. Chiron further seeks a judgment declaring that the Evans' patents are invalid and unenforceable. No material events have occurred in the litigation pending in the U.K., where trial is set to begin in November 1997. Technical briefing has been completed in the Italian litigation and a technical expert's report is expected in October 1997. In the '639 case, the District Court of The Hague issued a decision on May 14, declaring, INTER ALIA, itself to have jurisdiction to hear Chiron's claim for a declaratory judgment of non-infringement on a pan-European basis. In the '726 case, Chiron filed a Statement of Defense with the District Court of The Hague on April 10. The case was heard on July 15, 1997, and the Court issued a declaration on July 22 wherein it refused Evans' request for a pan-European injunction, found Evans' '726 patent unenforceable, and declared that Evans had not established infringement of the patent by Chiron.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Annual Meeting of Stockholders of Chiron Corporation was held on May 15, 1997. The following items were voted upon by the stockholders:

    (a) A proposal to elect directors of the Company for the term of office specified below.

         The persons listed below were the only nominees, and each of such persons was elected, as indicated below: (i) three Class I directors were elected to hold office for three years until 2000, and (ii) one Class III director was elected to hold office for two years until 1999. Each of such persons received the following number of votes:

                                           FOR             WITHHELD
                                           ---             --------
         CLASS I DIRECTORS
         -----------------

         Donald A. Glaser                  149,219,808     1,944,074
         Alex Krauer                       149,215,769     1,948,113
         Pieter J. Strijkert               149,236,466     1,927,416


         CLASS III DIRECTOR
         ------------------
         Paul L. Herrling                  149,226,008      1,937,874

         The terms of office of Lewis W. Coleman, Pierre E. Douaze, Edward E. Penhoet, William J. Rutter, Henri Schramek and Jack W. Schuler continued after the meeting. Effective June 30, 1997, Vaughn D. Bryson, age 59, was appointed to fill the vacant position of a Class II Independent Director for a term expiring at the annual meeting of stockholders in 1998. On July 16, 1997, Mr. Schramek passed away, leaving a vacancy in the position of a Class II Independent Director. On August 5, 1997, the Company announced the resignation of Dennis L. Winger, senior vice president of finance and administration and chief financial officer, effective August 31, 1997.

    (b) A proposal to approve and adopt the Company's 1997 Employee Stock Purchase Plan as set forth in the Chiron Corporation Proxy Statement dated April 11, 1997, was approved by the stockholders. The following votes were cast as to such proposal: For: 117,138,133;
         Against: 6,892,964; Abstain:  456,624 and Broker Non-Votes:
         26,676,161.

    (c)  A proposal to approve the amended Chiron 1991 Stock Option Plan to:
         (i) increase the maximum number of shares that may be issued under the Plan by 13 million shares to 50,262,347 shares; (b) increase by 28,673,531 shares the number of shares to be issued under incentive stock options in order to permit all shares authorized to be issued under the Plan (50,262,347) to be so issued; (c) authorize discretionary grants of options and other awards to non-employee directors; and (d) eliminate certain regulatory restrictions, including restrictions on Plan amendments, as permitted by recent amendments to Rule 16b-3 issued by the Securities and Exchange Commission under Section 16(b) of the Securities Exchange Act of 1934, as set forth in the Chiron Corporation Proxy Statement dated April 11, 1997, was approved by the stockholders. The following votes were cast as to such proposal: For: 112,331,936; Against:
         11,570,911;  Abstain:  584,874; Broker Non-Votes: 26,676,161.

    (d) A proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1997, was approved by the stockholders. The following votes were cast as to such proposal: For: 150,662,310; Against:
         250,437; Abstain: 251,135; Broker Non-Votes: 0.

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

                     report for fiscal 1996.

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

         10.20 Amended and Restated Revolving Credit Agreement dated as of March 20, 1997, between Chiron Corporation and Swiss Bank Corporation, New York and Cayman Island Branches.

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

         10.23 Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 11, 1997.*

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

         10.26 Forms of Option Agreements, Cetus Corporation Amended and Restated Common Stock Option Plan, incorporated by reference to Exhibit 10.27 of Registrant's Form 10-Q report for the period ended March 30, 1997.*

         10.27 Forms of Supplemental Letter concerning the assumption of Cetus Corporation options by the Registrant, incorporated by reference to Exhibit 10.27 of Registrant's Form 10-K report for fiscal year 1996.*

         10.28 Indemnification Agreement between the Registrant and Dr. William J. Rutter, dated as of February 12, 1987 (which form of agreement is used for each member of Registrant's Board of Directors), incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

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

         10.31 First Amendment to Revolving Credit Agreement, dated as of July 11, 1997, between Registrant and Bank of America National Trust and Savings Association.

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

         10.44 Amendment dated March 26, 1997, to Agreement dated November 27, 1996, between Novartis Pharma AG and the Registrant, incorporated by reference to Exhibit 10.44 of the Registrant's Form 10-Q report for the period ended March 30, 1997.

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

        10.89 Amendment No. 1 to Revolving Credit Agreement, dated as of March 18, 1997, between the Registrant and Morgan Guaranty Trust Company of New York.

        10.90 Purchase and Assignment Agreement between Behringwerke Aktiengesellschaft, on the one side, and 31.CORSA Verwaltungsgesellschaft mbH and the Registrant, on the other side, dated February 17, 1996, Closing Agreement, by and among Behringwerke Aktiengesellschaft, on the one side, and the Registrant and 31.CORSA Verwaltungsgesellschaft mbH, on the other side, dated June 29, 1996 and Letter Agreement dated June 29, 1996 between the Registrant, 31.CORSA Verwaltungsgesellschaft mbH and Behringwerke Aktiengesellschaft, incorporated by reference to Exhibit 10.86 of the Registrant's Form 10-Q report for the period ended September 29, 1996. [Certain confidential information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.91 Royalty Projects Agreement by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and Ciba-Geigy Limited, a Swiss corporation, incorporated by reference to Exhibit 10.87 of the Registrant's Form 10-Q report for the period ended September 29, 1996. [Certain confidential information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

         10.92 Purchase Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.90 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.93 Lease Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.91 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.94 Ground Lease between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.92 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.95 Reimbursement Agreement, dated as of July 12, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.93 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

         10.96 Form of Performance Unit Agreement, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to
                     Exhibit 10.94 of the Registrant's Form 10-K report for fiscal year 1996.*

         11          Statement of Computation of Earnings per Share.

         27          Financial Data Schedule.
         ________________________
         * Management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended June 29, 1997.

                              CHIRON CORPORATION

                                 June 29, 1997




                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHIRON CORPORATION



DATE:  AUGUST 6, 1997                  BY: /S/ EDWARD E. PENHOET
       --------------                      ------------------------
                                           Edward E. Penhoet, Ph.D.
                                           President and Chief
                                           Executive Officer



DATE:  AUGUST 6, 1997                  BY:  /S/ DENNIS L. WINGER
       --------------                      -------------------------
                                           Dennis L. Winger
                                           Senior Vice President, Finance
                                           and Administration, Chief Financial
                                           Officer, and Principal Accounting
                                           Officer