Form 10-Q
period 1997-09-28
CHIRON CORP
filed 1997-11-12
CIK 706539

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 28, 1997
                                          OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____________ to ____________

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
                   Yes        x        No
                        ------------       ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                        Outstanding at October 31, 1997
     -----                        -------------------------------

Common Stock, $0.01 par value                   175,620,272

                                  CHIRON CORPORATION
                                  TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of
         September 30, 1997 and December 31, 1996. . . . . . . . . . . . . .3

         Consolidated Statements of Operations for the
         three months and nine months ended September 30,
         1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1997 and 1996 . . . . . . . . . . .5

         Notes to Consolidated Financial Statements. . . . . . . . . . . . .6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . 11


PART II. OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 24

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.. . . . . . . . . . . . . . 25


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

                                  CHIRON CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                   September 30,        December 31,
                                                                        1997                1996
                                                                   -------------        ------------
                                                                    (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                         $   103,537         $    68,114
  Short-term investments in marketable debt securities                   40,342              38,694
                                                                    -----------         -----------
         Total cash and short-term investments                          143,879             106,808
  Accounts receivable                                                   324,185             351,971
  Inventories                                                           185,355             180,534
  Other current assets                                                   72,292              57,455
                                                                    -----------         -----------
         Total current assets                                           725,711             696,768
Noncurrent investments in marketable debt securities                     34,299              22,027
Property, plant, equipment and leasehold improvements, at cost:
  Land and buildings                                                    208,820             231,998
  Laboratory, production and office equipment                           415,622             381,421
  Leasehold improvements                                                120,724             114,282
  Construction in progress                                               62,383              69,120
                                                                    -----------         -----------
                                                                        807,549             796,821
  Less accumulated depreciation and amortization                       (257,059)           (213,217)
                                                                    -----------         -----------
         Net property, plant, equipment and leasehold improvements      550,490             583,604
Purchased technology, net                                                57,653              65,592
Other intangible assets, net                                             77,128              76,669
Investments in equity securities and affiliated companies               193,741             184,328
Other assets                                                             62,740              59,682
                                                                    -----------         -----------
                                                                    $ 1,701,762         $ 1,688,670
                                                                    -----------         -----------
                                                                    -----------         -----------


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    77,458          $   96,157
  Accrued compensation and related expenses                              50,823              56,695
  Short-term borrowings                                                 150,812             137,467
  Current portion of unearned revenue                                    23,787              19,638
  Taxes payable                                                          39,399              33,407
  Other current liabilities                                             124,145             129,805
                                                                    -----------         -----------
         Total current liabilities                                      466,424             473,169
Long-term debt                                                          395,640             419,589
Other noncurrent liabilities                                             25,281              31,057
                                                                    -----------         -----------
         Total liabilities                                              887,345             923,815
                                                                    -----------         -----------
Commitments and contingencies
Stockholders' equity:
  Common stock                                                            1,750               1,707
  Additional paid-in capital                                          1,826,603           1,774,406
  Accumulated deficit                                                (1,014,157)         (1,032,554)
  Cumulative foreign currency translation adjustment                    (24,103)             (6,318)
  Unrealized gain from investments                                       24,933              28,574
  Notes receivable from stock sales                                        (609)               (960)
                                                                    -----------         -----------
         Total stockholders' equity                                     814,417             764,855
                                                                    -----------         -----------
                                                                    $ 1,701,762         $ 1,688,670
                                                                    -----------         -----------
                                                                    -----------         -----------




           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                         AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------



                                                       Three Months Ended                     Nine Months Ended
                                                --------------------------------       ----------------------------------
                                                September 30,      September 30,       September 30,        September 30,
                                                    1997                1996                 1997                1996
                                                -------------      -------------       -------------        -------------
Revenues:
  Product sales, net                             $  205,326          $  193,380          $  609,762          $  582,904
  Equity in earnings of unconsolidated
    joint businesses                                 28,849              30,073              82,835              75,689
  Collaborative agreement revenues                   36,398              31,231              92,374              85,792
  Other revenues                                     19,331              16,954              65,916              44,285
                                                 ----------          ----------          ----------          ----------
       Total revenues                               289,904             271,638             850,887             788,670
                                                 ----------          ----------          ----------          ----------

Expenses:
  Cost of sales                                      91,292              84,272             257,344             245,079
  Research and development                           97,540              85,232             279,760             252,206
  Selling, general and administrative                76,907              76,060             231,778             224,495
  Impairment loss on long-lived assets (Note 2)      31,300                   -              31,300                   -
  Other operating expenses                            1,124               1,050               3,491               2,440
                                                 ----------          ----------          ----------          ----------
       Total expenses                               298,163             246,614             803,673             724,220
                                                 ----------          ----------          ----------          ----------

Income (loss) from operations                        (8,259)             25,024              47,214              64,450

Gain on sale of interest in affiliated company            -                 160                   -              12,226
Interest expense                                     (8,545)             (8,747)            (24,823)            (22,713)
Other income, net                                     6,796               1,408              12,003               5,103
                                                 ----------          ----------          ----------          ----------

Income (loss) from continuing operations before
  income taxes                                      (10,008)             17,845              34,394              59,066

Provision for income taxes                            4,179               5,017              17,393              16,608
                                                 ----------          ----------          ----------          ----------

Income (loss) from continuing operations            (14,187)             12,828              17,001              42,458
                                                 ----------          ----------          ----------          ----------

Discontinued operations (Note 3):
  Income (loss) from discontinued operations
   (net of income tax benefit of $685 for
   the three months ended September 30, 1997
   and provision for income taxes of
   $177, $85 and $1,308 for the three months
   ended September 30, 1996 and nine months
   ended September 30, 1997 and 1996,
   respectively)                                     1,506               (1,050)              1,396              (2,582)
                                                 ----------          ----------          ----------          ----------

Net income (loss)                                $  (12,681)         $   11,778          $   18,397          $   39,876
                                                 ----------          ----------          ----------          ----------
                                                 ----------          ----------          ----------          ----------

Net income (loss) per share:
  Income (loss) from continuing operations       $    (0.08)         $     0.07          $     0.10          $     0.24
                                                 ----------          ----------          ----------          ----------
                                                 ----------          ----------          ----------          ----------
  Net income (loss)                              $    (0.07)         $     0.07          $     0.10          $     0.22
                                                 ----------          ----------          ----------          ----------
                                                 ----------          ----------          ----------          ----------

Weighted average number of shares
  used in computing per share amounts               174,221             175,848             177,553             177,292
                                                 ----------          ----------          ----------          ----------
                                                 ----------          ----------          ----------          ----------


             THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                   ---------------------------------
                                                                   September 30,       September 30,
                                                                        1997                1996
                                                                   -------------        ------------
Cash flows from operating activities:
  Net income                                                          $  18,397           $  39,876
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                       77,555              82,036
     Impairment loss on long-lived assets                                31,300                   -
     Gain on sale of interest in affiliated company                           -             (12,226)
     Gain on sale of equity securities                                   (3,637)                  -
     Other, net                                                             (84)              7,347
     Changes, excluding effect of acquisitions, to:
        Accounts receivable                                              12,557             (57,072)
        Inventories                                                     (41,172)            (44,073)
        Other current assets                                             (8,174)            (10,588)
        Accounts payable                                                (16,130)            (14,904)
        Accrued compensation and related expenses                        (1,982)             (5,257)
        Current portion of unearned revenue                               4,505                 730
        Taxes payable                                                     6,358               6,746
        Other current liabilities                                         6,340              12,343
        Other noncurrent liabilities                                     (2,123)              5,087
                                                                      ---------           ---------
           Net cash provided by operating activities                     83,710              10,045
                                                                      ---------           ---------
Cash flows from investing activities:
  Purchases of investments in marketable debt securities                (58,523)            (55,008)
  Proceeds from sale and maturity of investments in
    marketable debt securities                                           44,810             128,648
  Capital expenditures                                                  (49,904)            (69,514)
  Purchases of investments in equity securities and
    affiliated companies                                                (10,942)           (133,700)
  Proceeds from sale of equity securities and interest in
    affiliated company                                                      951              14,000
  Increase in other assets                                              (11,835)            (33,076)
                                                                      ---------           ---------
           Net cash used in investing activities                        (85,443)           (148,650)
                                                                      ---------           ---------
Cash flows from financing activities:
  Net payments under line of credit arrangements                              -             (23,899)
  Proceeds from issuance of short-term debt                              15,931             111,040
  Repayment of notes payable and capital leases                         (31,237)             (5,725)
  Proceeds from issuance of common stock                                 52,462              36,838
                                                                      ---------           ---------
           Net cash provided by financing activities                     37,156             118,254
                                                                      ---------           ---------
           Net increase (decrease) in cash and cash equivalents          35,423             (20,351)
Cash and cash equivalents at beginning of the period                     68,114              74,318
                                                                      ---------           ---------
Cash and cash equivalents at end of the period                        $ 103,537           $  53,967
                                                                      ---------           ---------
                                                                      ---------           ---------


             THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

         The information at September 30, 1997, and for the three months and nine months ended September 30, 1997 and 1996, is unaudited, but includes all normal recurring adjustments which the management of Chiron Corporation (the "Company" or "Chiron") believes to be necessary for fair presentation of the periods presented. Included in the Company's results for the nine months ended September 30, 1997 were the impact of certain changes in estimated accruals recorded during the second quarter of 1997, including a $6.6 million reduction in cost of sales due to a revised estimate of royalties to be paid on sales of certain products; a $4.7 million reduction in selling, general and administrative expenses due to changes in estimated accruals created in prior periods; and $0.9 million of other revenues recognized as a result of a reduction in estimated royalty reserves created in the first quarter of 1997. The consolidated balance sheet amounts at December 31, 1996 have been derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 29, 1996, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

         Certain previously reported amounts have been reclassified to conform with the current period presentation.

    FISCAL YEAR

         The fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. As a result, the third quarters of 1997 and 1996 represent the thirteen-week periods ended September 28, 1997 and September 29, 1996, respectively. For presentation purposes, dates used in the consolidated financial statements and notes refer to the calendar month end.

    INVENTORIES

         Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic products are valued at cost, using the first-in, first-out ("FIFO") method which is less than market value. Inventories consist of the following:

                             SEPTEMBER 30,       DECEMBER 31,
                                  1997               1996
                             -------------       ------------
                                       (IN THOUSANDS)
         Finished goods      $    90,068         $    94,875
         Work in process          53,815              45,874
         Raw materials            41,472              39,785
                             -----------         -----------
                             $   185,355         $   180,534
                             -----------         -----------
                             -----------         -----------

    INCOME TAXES

         Income tax expense for the three and nine months ended September 30, 1997 and 1996 is based on estimated annual effective income tax rates. The charge for the impairment loss on long-lived assets during the third quarter of 1997 did not create a corresponding current income tax benefit and, therefore, increased the effective tax rate for the 1997 year-to-date period. Without such charge, the annual estimated effective tax rate decreased to 26 percent from 31 percent in 1996 and the first two quarters of 1997. This decrease is principally due to changes in estimates of the mix of foreign versus domestic profits, changes in estimates of the benefits of certain tax credits and loss carryforwards, and anticipated foreign sales corporation benefits. Application of the reduced annual estimated effective tax rate to pre-tax income recognized during the first half of 1997 resulted in a tax benefit of $2.3 million during the third quarter of 1997 due to the change in estimate.

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

    NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. Earlier application is not permitted. In its consolidated financial statements for the year ending December 31, 1997, the Company will make the required disclosures of basic and diluted earnings per share and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company upon adoption of SFAS 128. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted earnings per share would have been as follows for each of the periods presented:



                                                         Three Months Ended                     Nine Months Ended
                                                 ---------------------------------       ---------------------------------
                                                 September 30,       September 30,       September 30,       September 30,
                                                     1997                 1996                1997                1996
                                                 -------------       -------------       -------------       -------------
     Basic Earnings Per Share:
    ------------------------
       Income (loss) from continuing operations   $   (0.08)          $    0.08           $    0.10           $    0.25
       Income (loss) from discontinued operations $    0.01           $   (0.01)          $    0.01           $   (0.01)
       Net income (loss)                          $   (0.07)          $    0.07           $    0.11           $    0.24

     Diluted Earnings Per Share:
    --------------------------
       Income (loss) from continuing operations   $   (0.08)          $    0.07           $    0.10           $    0.24
       Income (loss) from discontinued operations $    0.01           $    0.00           $    0.00           $   (0.02)
       Net income (loss)                          $   (0.07)          $    0.07           $    0.10           $    0.22



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

2.  IMPAIRMENT LOSS ON LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews, as circumstances dictate, the carrying amount of its long-lived assets, including the Company's idle pharmaceutical fill and finishing facility in Puerto Rico (the "Puerto Rico facility"). The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability for assets held for use is determined by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value.

         The cumulative impact on the Company's manufacturing needs of recent product developments prompted management to conclude that the Company currently has excess manufacturing capacity relative to its projected needs. Specifically, management concluded that its need for the Puerto Rico facility, originally outfitted as a second manufacturing site of Betaseron-Registered Trademark- (interferon beta-1b), was eliminated due to manufacturing process improvements and the cumulative impact of the introduction of a competing product in the second quarter of 1996. In September 1997, management determined that it could not find a suitable use for the Puerto Rico facility consistent with its previous expectations for the facility's use as a contract manufacturing plant. As a result, the Company reviewed the carrying amount of the Puerto Rico facility and related machinery and equipment assets for impairment. Consequently, during the third quarter of 1997, the Company recorded a $31.3 million impairment loss to record the Puerto Rico facility and related machinery and equipment assets at their individual estimated fair market values, determined on the basis of independent appraisals. Chiron continues to investigate options concerning the Puerto Rico facility, including possible sale.

3.  DISCONTINUED OPERATIONS

         On October 21, 1997, the Company and Bausch & Lomb
     Incorporated ("B&L") signed a definitive agreement (the "Agreement") under which B&L has agreed to acquire 100 percent of the common stock of the Company's wholly-owned subsidiary, Chiron Vision Corporation ("Chiron Vision"), for a purchase price of approximately $300 million in cash. Cash and cash equivalents aggregating $10.8 million at September 30, 1997 and certain Chiron Vision real estate assets will be transferred to the Company at actual balances upon closing of the transaction. For a period of three years following the closing of the transaction, B&L has the right to use the currently occupied portion of those real estate assets exclusively and on a rent-free basis. Consummation of the transaction is subject to standard closing conditions, including receipt of required regulatory approvals, and is expected to occur no later than the first quarter of 1998. Additionally, the Company has agreed to provide customary indemnities under the terms of the Agreement.

         In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," Chiron Vision is reported as a discontinued operation in each of the three and nine month periods ended September 30, 1997 and 1996. Management's current best estimate indicates that a net gain will result from disposal of the discontinued operation.

         Chiron Vision recognized total revenues of $47.6 million and $49.9 million in the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, Chiron Vision recognized total revenues of $150.7 million and $154.4 million, respectively. The net assets of discontinued operations, which include the real estate assets referred to above, are summarized as follows:


                                  SEPTEMBER 30,         DECEMBER 31,
                                        1997               1996
                                  -------------       --------------
                                           (IN THOUSANDS)
         Net current assets       $     49,317        $     58,273
         Net noncurrent assets         115,024             119,173
                                  ------------        ------------
                                  $    164,341        $    177,446
                                  ------------        ------------
                                  ------------        ------------


4.  COLLABORATION ARRANGEMENT

         HYSEQ, INC. In May 1997, the Company entered into an agreement with Hyseq, Inc. ("Hyseq") to collaborate in the identification of genetic targets for the development of pharmaceutical treatments for cancer. Subject to the collaboration and in return for a license and other rights, Chiron made an initial payment of $1.0 million, which was recorded as research and development expense during the three months ended June 30, 1997. In addition, the Company is obligated to fund allowable research costs, in amounts not less than $8.5 million in the first year and $5.5 million in each of the second and third years of the collaboration term, incurred by Hyseq in performing research requested by the Company. As a result, research funding of $2.1 million was recognized by the Company as research and development expense in the third quarter of 1997. Under the agreement, Chiron is required to make certain additional payments upon achievement of specified milestones. In addition, Hyseq will receive a royalty from any commercial sales of products resulting from the collaboration.

         Concurrent with this collaboration agreement, Hyseq and Chiron entered into a stock purchase agreement whereby Chiron invested $5 million in Hyseq's convertible preferred stock, which was converted to common stock upon closing of Hyseq's initial public offering in August 1997 (the "IPO"). Pursuant to the stock purchase agreement, Chiron invested an additional $2.5 million in the common stock of Hyseq upon closing of the IPO. The Company's aggregate investment, representing approximately 4.6 percent of the outstanding common stock of Hyseq, is accounted for under the cost method and is reflected in the accompanying consolidated balance sheets at fair value in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," as investments in equity securities and affiliated companies as of September 30, 1997.

5.  LONG-TERM DEBT

         In January 1997, the Company purchased a manufacturing facility and related buildings for $29.8 million that had previously been leased under a long-term capital lease obligation. As a result, the Company eliminated the related obligation which totaled $29.4 million.

6.  CONTINGENCIES

         The Company is party to various claims, investigations and legal proceedings arising out of the normal course of its business. These claims, investigations and legal proceedings relate to intellectual property rights, including claims brought separately by two competitors that the Company's acellular pertussis vaccine infringes claims under four distinct patents. Pending claims also relate to contractual rights and obligations, employment matters, shareholder derivative claims, claims of product liability, and other issues. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

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

    Chiron is a healthcare company that applies biotechnology and other techniques of modern biology and chemistry to develop, produce and sell products intended to improve the quality of life by diagnosing, preventing and treating human disease. Chiron participates in three human healthcare markets: (i) diagnostics, including blood screening tests, automated immunodiagnostic systems, critical blood analyte systems and new quantitative probe tests; (ii) therapeutics, with an emphasis on oncology, serious infectious diseases and critical care diseases; and (iii) adult and pediatric vaccines. Chiron also develops or acquires new technologies, employing these technologies to discover new products for the Company or for its partners. In October 1997, the Company and Bausch & Lomb Incorporated ("B&L") signed a definitive agreement under which B&L has agreed to acquire the Company's ophthalmic business unit.

RESULTS OF OPERATIONS

REVENUES

    The Company's revenues are derived from a variety of sources, including product sales, joint business arrangements, collaborative agreements and product royalty agreements. Product sales, Chiron's largest revenue category, consists of the following product lines for each of the three-month and nine-month periods ended September 30:

                                   THREE MONTHS              NINE MONTHS
                                 ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                   1997        1996        1997        1996
                                ---------   ---------   ---------   ---------
                                                (IN THOUSANDS)

  Diagnostic products           $ 148,106   $ 137,577   $ 452,057   $ 419,692
  Vaccine products                 16,386      21,374      52,096      61,680
  Betaseron-Registered
    Trademark- sales               14,385      16,807      42,478      49,948
  Oncology products                18,186      16,595      53,389      48,415
  Other products                    8,263       1,027       9,742       3,169
                                ---------   ---------   ---------   ---------
                                $ 205,326   $ 193,380   $ 609,762   $ 582,904
                                ---------   ---------   ---------   ---------
                                ---------   ---------   ---------   ---------

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

    Diagnostic product sales include sales-type leases of fully-automated, random-access immunodiagnostic testing systems (ACS:180-Registered Trademark-automated chemiluminescence system) and reagents for these systems; direct sales of ACS:180-Registered Trademark- instruments and related operating leases; and sales of critical care systems, clinical chemistry products, manual immunodiagnostic systems and branched DNA ("bDNA") probe kits for human immunodeficiency virus ("HIV"). Sales of diagnostic products increased in both the third quarter and first nine months of 1997 as compared with the same periods in 1996, primarily due to increased sales of ACS:System immunodiagnostic products and research sales of bDNA probe kits, reflecting the continued overall growth in viral load testing for HIV. The growth in ACS:System immunodiagnostic product sales of $5.1 million and $17.2 million during the third quarter and first nine months of 1997, respectively, resulted from increases during both periods in sales volume of reagents resulting from the compounding effect of increased ACS:180-Registered Trademark- system placements as compared with the prior year. Sales of bDNA probe kits increased $4.4 million and $18.8 million in the third quarter and first nine months of 1997, respectively, as compared with the same periods of 1996. The overall increases in diagnostic product sales in the third quarter and first nine months of 1997 were partially offset by reduced sales of manual immunodiagnostic systems and critical care products, as well as the impact of unfavorable foreign currency exchange rates, primarily in Germany, France and Japan. When compared with rates in effect for the third quarter and first nine months of 1996, the increases in diagnostic products sales were reduced by $9.1 million and $22.6 million, respectively, in the comparable periods of 1997.

    Vaccine product sales consist primarily of sales by Chiron's Italian subsidiary of pediatric and flu vaccines in Italy and certain international markets. The overall decrease in vaccine product sales in both the third quarter and first nine months of 1997 as compared with the same periods of 1996 is substantially due to unfavorable changes in foreign currency exchange rates between years and decreased sales of certain pediatric vaccines. Sales of Polioral-TM-, a pediatric oral polio vaccine, decreased $1.8 million and $4.9 million in the third quarter and first nine months of 1997, respectively, from the same periods of the prior year. Sales of Morupar-TM-, a pediatric measles, mumps and rubella vaccine, decreased $1.3 million and $1.6 million in the third quarter and first nine months of 1997, respectively, as compared with the same periods of 1996. Supply constraints during the third quarter of 1997, as well as during the second quarter of 1997 with respect to Polioral-TM-, resulted in the decreases in sales during these periods. Decreased sales of TriAcelluvax-TM-(formerly Acelluvax DTP-TM-), a recombinant pediatric acellular pertussis vaccine, contributed $2.3 million and $4.2 million to the overall decrease in vaccine product sales during the third quarter and first nine months of 1997, respectively, due to supply constraints during the third quarter of 1997 and higher sales volume in the prior year resulting from introduction of the acellular pertussis vaccine in late 1995.

    Under the terms of a development and supply agreement with Schering AG, Germany ("Schering"), and its U.S. affiliate, Berlex Laboratories, Inc. ("Berlex"), Chiron manufactures Betaseron-Registered Trademark- (interferon beta-1b) for Berlex and Schering. Under the terms of the agreement, Chiron earns an initial partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering and a subsequent secondary payment for Betaseron-Registered Trademark- upon net sales of the product to patients. Beginning July 1997, the terms of payment changed, with a larger portion due when sales are realized rather than at the time of initial shipment. Betaseron-Registered Trademark- product sales during the third quarter decreased from $16.8 million in 1996 to $14.4 million in 1997 primarily due to reductions in the number of commercial vials shipped to Berlex and in contracted initial revenues per vial from sales of Betaseron-Registered Trademark-. Partially offsetting the overall decrease in Betaseron-Registered Trademark- product sales during the third quarter of 1997 was an increase in average secondary revenues per vial of Betaseron-Registered Trademark- as compared with the third quarter of the prior year. In the first nine months of 1997, Betaseron-Registered Trademark- product sales decreased $7.5 million as compared with the same period of 1996 due to a decrease in commercial vials shipped to Berlex during the first and third quarters of 1997, as Berlex continued to reduce its existing inventory, and an overall decrease in secondary revenues as a result of the introduction of a competing product in the second quarter of 1996.

The number of commercial vials shipped to Berlex in the second quarter of 1997 increased, primarily as the result of a voluntary reduction during the second quarter of 1996 in shipments to Berlex pending FDA approval of certain labeling changes. Betaseron-Registered Trademark- product sales recognized by the Company represent a fraction of the total revenues derived from Betaseron-Registered Trademark- sales by Berlex and Schering.

    Future levels of Chiron's Betaseron-Registered Trademark- sales will depend upon the rate at which new patients are enrolled from existing and future markets, the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-Registered Trademark-, and the impact of competing products, including other beta interferon products that were approved for sale in the U.S. during 1996. In addition, based upon the level of inventories carried by Berlex, the timing of future shipments to Berlex and the related revenue may vary.

    Sales of oncology products, principally consisting of Proleukin-TM-(aldesleukin, interleukin-2), increased $1.6 million and $5.0 million in the third quarter and first nine months of 1997, respectively, over the comparable periods of 1996. These increases were substantially due to overall 7 percent and 10 percent increases in the third quarter and first nine months of 1997, respectively, in Proleukin-TM- units sold. The overall 7 percent increase in unit sales in the third quarter of 1997 as compared with the third quarter of 1996 reflects a 9 percent increase in vials sold in
European markets and a 5 percent increase in vials sold in the U.S.   In the
first nine months of 1997, sales of Proleukin-TM- reflect an increase in unit sales of 10 percent and 9 percent over the same period of 1996 in European and domestic markets, respectively. Worldwide average selling price, which increased slightly during the third quarter of 1997 and decreased slightly during the first nine months of 1997 as compared with the same periods of 1996, generally fluctuates between periods due to changes in foreign currency exchange rates and the geographic mix of units sold. Additionally, the worldwide average selling price during the third quarter and first nine months of 1997 reflects a domestic sales price increase in April 1997.

     The Company's first sales of platelet-derived growth factor, or PDGF, the active ingredient in Johnson & Johnson's Regranex-Registered Trademark-(Becaplermin) Gel (recombinant human platelet-derived growth factor -rhPDGF-BB), a wound healing agent, contributed $7.6 million to Chiron's net product sales during the third quarter and first nine months of 1997. On July 14, 1997, the Dermatologic and Ophthalmic Drugs Advisory Committee to the Food and Drug Administration ("FDA"), voted in an 11 to 4 decision that Regranex-Registered Trademark- is safe and effective for the treatment of diabetic ulcers that occur on the lower limbs and feet. Biological License Applications for Regranex-Registered Trademark- were filed with the FDA in December 1996. Sales of PDGF in the third quarter of 1997 to Ortho Biotech Inc., a pharmaceuticals group of Johnson & Johnson ("J&J"), were made in preparation for J&J's commercial launch of Regranex-Registered Trademark-, which is planned to occur if and when the product is approved by the FDA. Sales of PDGF will likely fluctuate in future periods depending upon the timing of FDA approval of Regranex-Registered Trademark-, if such approval is granted, and J&J's demand, neither of which Chiron can control. A definitive agreement under which the Company will supply PDGF on an ongoing basis is currently under negotiation with J&J.

    The Company markets many of its commercial products internationally. As a result, product revenues in almost all product lines are affected by fluctuating foreign currency exchange rates. Foreign product sales were approximately $115.5 million and $360.4 million for the third quarter and first nine months of 1997, respectively, as compared with $115.1 million and $349.9 million for the third quarter and first nine months of 1996, respectively. The overall increases in foreign product sales between periods were due primarily to increased international sales of diagnostic products, partially offset by decreased sales by Chiron's Italian subsidiary of pediatric vaccines. For the third quarter and first nine months of 1997, approximately 56 percent and 59 percent, respectively, of Chiron's product sales were denominated in foreign currencies. Product sales would have been $13.3 million and $31.0 million higher in the third quarter and first nine months of 1997, respectively, if currency exchange rates had remained constant with the same periods of 1996. Changing currency exchange rates have had, and will continue to have, an impact on Chiron's results. The Company's other revenues, discussed below, are largely denominated in U.S. dollars but are affected by the Company's joint partners' and collaborators' non-U.S. operations.

    Equity in earnings of unconsolidated joint businesses consists substantially of Chiron's one-half interest in the pretax operating earnings of its joint diagnostics business with Ortho Diagnostic Systems, Inc. ("Ortho"), a J&J company. The joint business sells tests used to screen blood for the potential presence of hepatitis C virus ("HCV") and HIV. The joint business also holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from several companies, including Abbott Laboratories ("Abbott"), Pasteur Sanofi Diagnostics and International Murex Technologies, Inc., for their sales of certain tests. Chiron and Ortho separately are developing new instrument systems expected to contain broad menus of immunodiagnostic tests to serve the clinical diagnostic segment of the market. Chiron must obtain Ortho's agreement in order that hepatitis and retrovirus tests may be marketed for use on Chiron Diagnostics' new systems. There can be no assurance that Chiron can obtain such agreement on acceptable terms or at all.

    In the third quarter of 1997, Chiron's share of the pretax operating earnings of the joint business, which is recorded by Chiron on a one-month lag based upon estimates supplied by Ortho, decreased to $23.7 million from $30.0 million for the comparable period of 1996. This decrease resulted primarily from $6.9 million of royalties resulting from a settlement with Abbott in the third quarter of 1996 related to prior sales of HIV immunodiagnostic tests (the "Abbott settlement"). Under the terms of the Abbott settlement, the joint business continues to receive a royalty from Abbott based on the sale of products incorporating technology covered by certain of Chiron's HIV patents. Excluding the impact of the Abbott settlement, Chiron's share of the pretax operating earnings of the joint business in the third quarter of 1997 increased slightly from the third quarter of the prior year. In the first nine months of 1997, Chiron's share of the pretax operating earnings of the joint business, including the impact during the first quarters of 1997 and 1996 of the final annual accounting, decreased to $72.1 million from $73.2 million for the first nine months of 1996. The overall decrease in the first nine months of 1997 was due to the Abbott settlement and a reduction of revenue derived from the final annual accounting, partially offset by increased royalties and increased sales by the joint business of HCV and HIV tests. In the first quarter of 1997, Chiron recognized joint business revenue of $0.8 million from the final accounting for 1996, as compared with $3.8 million recognized in the first quarter of 1996 from the final accounting for 1995.

    Equity in earnings of unconsolidated joint businesses also includes
Chiron's 49 percent share of the after-tax operating results of a joint venture with Behringwerke AG of Germany, which was acquired in July 1996. Results from the joint venture are recorded by Chiron on a one-month lag. Chiron's share of earnings in the third quarter and first nine months of 1997 was $3.5 million and $9.7 million, respectively. The operating results of the joint venture in the third, second and first quarters of 1997 of $3.5 million, $6.1 million and $0.1 million, respectively, reflect the seasonal nature of the business. Additionally, these results were negatively affected by unfavorable changes in foreign currency exchange rates between years. Chiron's share of earnings in the first nine months of 1997 also included amortization of intangibles and Chiron's share of a $2.0 million up-front license fee that was expensed by the joint venture during the first quarter of 1997.

    Equity in earnings of unconsolidated joint businesses for the third quarter and first nine months of 1996 also included a $0.6 million loss and $1.9 million of income, respectively, related to Chiron's 50 percent interest in a generic cancer chemotherapeutics business with Ben Venue Laboratories, Inc. ("Ben Venue"). Effective May 1, 1996, Chiron sold its interest to Ben Venue for $14.0 million in cash, resulting in a $12.2 million gain arising from the sale during the first nine months of 1996.

    Collaborative agreement revenues consist of fees received for research services as they are performed, fees received for completed research or technology, fees received upon attainment of benchmarks specified in the related research agreements, and proceeds from sales of biological materials to research partners for clinical and preclinical testing. Collaborative agreement revenues for the third quarter of 1997 increased to $36.4 million from $31.2 million in the third quarter of 1996, largely as the result of $7.5 million of revenues recognized by Chiron under a technology transfer and development agreement with Japan Tobacco Inc. ("JT"). Pursuant to this agreement, the pharmaceutical division of JT acquired a non-exclusive, perpetual license to apply certain of Chiron's combinatorial chemistry technologies in JT's research and product development programs. In the first quarter of 1996, Chiron also recognized revenues of $7.5 million from JT upon signing the technology transfer and development agreement. License fees of $3.8 million related to royalty-bearing licenses for certain herpes simplex virus thymidine kinase ("HSV-tk") patent rights, discussed below, also contributed to the overall increase in collaborative agreement revenues in the third quarter of 1997 as compared with the third quarter of the prior year. These increases were partially offset by a reduction in research and development funding, discussed below, from Novartis AG ("Novartis"), the successor to Ciba-Geigy Ltd. ("Ciba"), and $1.8 million of revenues recognized during the third quarter of 1996 from Ribozyme Pharmaceuticals Inc. for Chiron's expenditures on various gene therapy and delivery research projects. Collaborative agreement revenues for the first nine months of 1997 increased to $92.4 million from $85.8 million in the first nine months of 1996, largely due to $11.3 million of license fees related to HSV-tk patent rights, discussed below. Partially offsetting the overall increase in collaborative agreement revenues in the first nine months of 1997 as compared with the same period of the prior year were the $1.8 million of revenues recognized during the third quarter of 1996 from Ribozyme Pharmaceuticals Inc. and a $1.7 million reduction in Novartis research and development funding, discussed below. A $1.6 million decrease in revenues recognized from Chiron Viagene's collaborative agreement with Green Cross Corporation of Japan for HIV gene therapy research and clinical development also partially offset the overall increase in collaborative agreement revenues during the first nine months of 1997 as compared with the same period of the prior year.

    During the third quarter and first nine months of 1997, Chiron recognized $3.8 million and $11.3 million, respectively, of collaborative agreement revenues pursuant to a November 1996 agreement with Novartis, which was primarily executed in conjunction with a consent and agreement that resolved the Federal Trade Commission's review of the merger between Ciba and Sandoz Ltd. which created Novartis. In partial consideration for Chiron agreeing to grant royalty-bearing licenses for certain patent rights on the HSV-tk gene in the field of gene therapy, Novartis agreed to pay Chiron up to $60.0 million over the next five years, $15.0 million of which relates to 1997 and will be recognized ratably throughout the year.

    Collaborative agreement revenues also include amounts from Novartis. Pursuant to the terms of a December 1995 research and development funding agreement, Novartis agreed to provide $250 million (which may be increased to $300 million subject to certain conditions) over five years in support of research and development at Chiron, subject to aggregate annual funding limitations. As a result, the Company recognized revenues of $16.5 million and $21.0 million under this agreement during the third quarters of 1997 and 1996, respectively. In the first nine months of 1997 and 1996, Chiron recognized revenues of $50.3 million and $52.0 million, respectively, from Novartis' research and development funding. Through September 30, 1997, Chiron has cumulatively recognized revenues of $149.3 million pursuant to this agreement. Through the first nine months of 1997, the Company has utilized the entire amount of its aggregate annual funding limitation for 1997. No additional funding will be utilized during the fourth quarter of 1997 unless the Company's aggregate annual funding limitation is increased by the mutual agreement of Chiron and Novartis. Subject to current and future aggregate annual funding limitations, Chiron anticipates continued utilization of the research and development funding provided by Novartis.

    Other revenues consist principally of product royalties, including royalty revenues resulting from Schering's European sales of Betaferon-Registered Trademark-, and revenues generated from Aredia-TM- (pamidronate disodium for injection). Other revenues increased $2.4 million and $21.6 million in the third quarter and first nine months of 1997, respectively, over the comparable periods of 1996. In the third quarter and first nine months of 1996, Chiron recognized $5.6 million and $16.8 million, respectively, of sales fees earned by the Company for Aredia-TM- sales and marketing services provided on behalf of Novartis. Chiron provided these services pursuant to an agreement with Novartis which provided Chiron exclusive promotional rights to Aredia-TM- in the U.S. This agreement expired in March 1997. Pursuant to a November 1996 agreement with Novartis, Chiron began to co-promote Aredia-TM- in the U.S. for a 2-1/2 year period beginning April 1997. During the first nine months of 1997, Chiron recognized $11.6 million of revenues related to Aredia-TM- co-promotion services provided to Novartis during the second and third quarters and $12.5 million of sales fees under the exclusive agreement which expired in March. Discussions, which could result in early termination of the co-promotion period, are continuing regarding a definitive agreement covering many of the terms of the co-promotion arrangement. These discussions may extend into 1998. Royalty revenues resulting from Schering's European sales of Betaferon-Registered Trademark-, which started during the second quarter of 1996, contributed $3.5 million and $12.4 million to the overall increase in other revenues during the third quarter and first nine months of 1997, respectively, as compared with the same periods of 1996. The sale of certain oncology-related marketing rights for $2.0 million during the second quarter of 1997 and increased royalties related to hepatitis B also contributed to the overall increase in other revenues during the first nine months of 1997 as compared with the first nine months of 1996. A contractual reduction in royalties related to insulin partially offset the overall increase in other revenues in the third quarter and first nine months of 1997 as compared with the same periods of 1996.

COSTS AND EXPENSES

    Gross profit margin remained constant at 56 percent of net product sales for the third quarters of 1997 and 1996. Improvements in gross profit margin percentage in the third quarter of 1997 as compared with the third quarter of 1996 resulted from sales of PDGF, increased secondary revenues from Berlex's net sales of Betaseron-Registered Trademark- and increased sales of bDNA probe kits. Gross profit margin percentage for vaccine product sales increased in the third quarter of 1997 relative to the third quarter of 1996 due to charges recorded in the prior year related to inventory reserves and temporarily idled manufacturing facilities in Italy. These improvements in gross profit margin percentage during the third quarter of 1997 were offset by the impact of declining average selling prices of ACS:180-Registered Trademark- diagnostic assays, as well as a $2.3 million charge recorded during the third quarter of 1997 for inventory-related reserves. For the first nine months of 1997 and 1996, the gross profit margin remained constant at 58 percent of net product sales. During the second quarter of 1997, a $6.6 million reduction in cost of sales was recognized within Chiron Diagnostics due to a revised estimate of royalties to be paid on sales of certain products. Excluding the impact of this reduction in cost of sales, gross profit margin in the first nine months of 1997 decreased approximately 1 percentage point, to 57 percent of net product sales, as compared with the same period of the prior year. In the first nine months of 1997, this decrease in gross profit margin percentage resulted primarily from an adverse sales mix of lower margin critical blood analyte systems to foreign distributors, as well as sales of clinical chemistry products in certain lower margin international markets. Partially offsetting the decrease in gross profit margin percentage in the first nine months of 1997 as compared with the first nine months of 1996 were improvements in gross profit margin resulting from sales of PDGF and bDNA probe kits, as well as the charges recorded in the third quarter of 1996 related to inventory reserves and temporarily idled manufacturing facilities in Italy. Gross profit margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

    Research and development expenses increased in the third quarter from $85.2 million in 1996 to $97.5 million in 1997. In the first nine months of the year, research and development expenses increased from $252.2 million in 1996 to $279.8 million in 1997. Chiron's research and development expenses fluctuate from period to period depending upon the extent of clinical trial-related activities, including the manufacturing of material; the number of products under development and their progress; and the acquisition of companies and new technology and licensing rights. These increases in research and development expenses were due to the continued development of bDNA probes and PDGF, as well as additional amounts related to research involving gene therapies and HCV, pertussis and other vaccines.
Additionally, during the third quarter of 1997, Chiron recorded $4.6 million of research and development expenses related to license and assignment agreements with Pharmacia & Upjohn Inc. ("Pharmacia & Upjohn"), discussed below. During the second quarter of 1997, Chiron made $1.0 million upfront payments to both Biomira, Inc. ("Biomira"), under a May 1997 agreement to co-develop Biomira's Theratope-TM- immunotherapeutic vaccine, and to Hyseq
Inc. ("Hyseq"), under a May 1997 collaboration agreement for the identification of genetic targets for the development of pharmaceutical treatments for cancer. In addition to the upfront payment to Hyseq, Chiron also recorded research and development expenses of $2.1 million in the third quarter of 1997 related to its funding of allowable research costs incurred by Hyseq in performing research requested by the Company. During the second quarter of 1997, Chiron also made a $1.0 million milestone payment to DepoTech Corporation upon submission to the FDA of the first new drug application ("NDA") in the U.S. for DepoCyt-TM- (injectable sustained-release cytarabine), an anticancer agent. During the first quarter of 1997, Chiron made a $1.5 million payment to Novartis resulting from the February 1997 filing of a NDA with the FDA for Myotrophin-TM-(rhIGF-1 or mecasermin [recombinant DNA origin]) Injection. On May 8, 1997, an FDA advisory committee found that there was not substantial evidence that Myotrophin-TM-Injection is effective in the treatment of amyotrophic lateral sclerosis ("ALS" or Lou Gehrig's disease). Chiron and its collaborative partner, Cephalon, Inc., have provided additional information to the FDA in support of their jointly filed application for approval to market Myotrophin-TM- for ALS. The Company expects that the FDA will act on the application in November 1997.

Continued development during the first half of 1997 of the ACS:Centaur-TM-, a more powerful immunoassay system designed to increase laboratory productivity and provide a platform for proprietary analytes that will help clinicians manage disease progression, also contributed to the increase in research and development expenses in the first nine months of 1997 as compared with the same period of the prior year. Partially offsetting the increases in research and development expenses in the third quarter and first nine months of 1997 from the comparable periods of 1996 were expenses incurred in the third quarter of 1996 related to Chiron's effort to obtain FDA approval of Pertugen-TM-, a diphteria, tetanus and genetically engineered acellular pertussis ("DTaP") vaccine for infants and children.

    During 1995 and 1996, Chiron, together with J&J, co-funded the development and introduction of a home HIV testing service business, Direct Access Diagnostics. Chiron elected not to exercise its option, which expired in May 1997, to participate in this venture with J&J. During the third quarter and first nine months of 1996, Chiron recognized research and development expenses of $2.5 million and $7.6 million, respectively, related to its option to participate in this venture.

    In July 1997, Chiron and Pharmacia & Upjohn entered into license and assignment agreements whereby Pharmacia & Upjohn granted to Chiron a semi-exclusive, royalty-bearing worldwide license related to the rhIGF-1 manufacturing process and a non-exclusive, royalty-bearing worldwide license to a cardiovascular indication. In exchange for the assignment to Chiron of certain intellectual property rights, Chiron granted to Pharmacia & Upjohn a worldwide, non-exclusive, non-transferable royalty-free license to such intellectual property for any use. Upon execution of the agreements, Chiron recorded research and development expense of $4.6 million, and made an initial payment of $3.3 million, in July 1997. The remainder, or $1.3 million, is payable by Chiron on January 1, 1998.

    Selling, general and administrative ("SG&A") expenses represented 37 percent and 38 percent of net product sales during the third quarter and first nine months of 1997, respectively. In both the third quarter and first nine months of 1996, SG&A expenses represented 39 percent of net product sales. Selling and marketing expenses continued to represent the largest portion of total SG&A expenses, as Chiron devoted significant resources to support sales volumes in its existing product lines as well as new products, such as Chiron's bDNA probes. During the third quarter and first nine months of 1997, total SG&A expenses were offset by $2.6 million and $7.2 million, respectively, of changes to estimated accruals created in prior periods.

IMPAIRMENT LOSS ON LONG-LIVED ASSETS

     As circumstances dictate, Chiron's management reviews the carrying value of all facilities to determine whether an impairment of the carrying value has occurred in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability for assets held for use is determined by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value.

     The cumulative impact on the Company's manufacturing needs of recent product developments prompted management to conclude that the Company currently has excess manufacturing capacity relative to its projected needs. Specifically, management concluded that its need for the Puerto Rico facility, originally outfitted as a second manufacturing site of Betaseron-Registered Trademark- (interferon beta-1b), was eliminated due to manufacturing process improvements and the cumulative impact of the introduction of a competing product in the second quarter of 1996. In September 1997, management determined that it could not find a suitable use for the Puerto Rico facility consistent with its previous expectations for the facility's use as a contract manufacturing plant. As a result, the Company reviewed the carrying amount of the Puerto Rico facility and related machinery and equipment assets for impairment. Consequently, during the third quarter of 1997, the Company recorded a $31.3 million impairment loss to record the Puerto Rico facility and related machinery and equipment assets at their individual estimated fair market values, determined on the basis of independent appraisals. Chiron continues to investigate options concerning the Puerto Rico facility, including possible sale.

    To date, management has concluded that no impairment of the carrying value of any of its facilities, other than the Puerto Rico facility, has occurred. There, however, can be no assurance that global manufacturing needs for existing products will continue unchanged and product development programs will be successful. Accordingly, changes in assumptions and manufacturing plans, needs and capacity may occur in the future which may require a reduction of the carrying value of certain facilities to their fair value.

OTHER ITEMS

    Effective May 1, 1996, Chiron sold its 50 percent interest in a generic cancer chemotherapeutics business to Ben Venue, Chiron's joint venture partner, for $14.0 million in cash, resulting in a $12.2 million gain reported as gain on sale of interest in affiliated company during the first nine months of 1996.

    Interest expense in the third quarters of 1997 and 1996 remained relatively constant. In the first nine months of 1997, interest expense increased $2.1 million over the first nine months of 1996 due to increased average borrowings outstanding during the period.

    Other income, net, consists primarily of investment income on the Company's cash and investment balances and other non-operating gains and losses. Other income, net, increased in the third quarter and first nine months of 1997 over the comparable periods of 1996, primarily as the result of realized gains of $3.6 million on sales of equity securities during the third quarter of 1997, as well as foreign exchange hedging gains realized in the current year. The cost of equity securities sold was based on the average cost method. The overall increase in other income, net, in the first nine months of 1997 as compared with the same period in 1996 also reflects a $1.5 million loss on an investment recorded by Chiron in the first quarter of 1996. Partially offsetting the increase in other income, net, in the first nine months of 1997 was a reduction of $1.5 million in investment income arising from a lower average balance in the Company's investment portfolio during 1997.

     The provision for income taxes in 1997 and 1996 is based on estimated annual effective income tax rates. The estimated effective rate is determined based on management's estimate of taxable income and is subject to change in future periods. The charge for the impairment loss on long-lived assets during the third quarter of 1997 did not create a corresponding current income tax benefit and, therefore, increased the effective tax rate for the 1997 year-to-date period. Without such charge, the annual estimated effective tax rate decreased to 26 percent from 31 percent in 1996 and the first two quarters of 1997. This decrease is principally due to changes in estimates of the mix of foreign versus domestic profits, changes in estimates of the benefits of certain tax credits and loss carryforwards, and anticipated foreign sales corporation benefits. The 1997 rate is less than the U.S. Federal statutory rate primarily due to the utilization of foreign and U.S. net operating losses. Application of the reduced annual estimated effective tax rate to pre-tax income recognized during the first half of 1997 resulted in a tax benefit of $2.3 million during the third quarter of 1997 due to the change in estimate.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements have been generally funded from cash and investments on hand, debt borrowings and sales of equity. In addition to these sources of capital, future capital requirements may be financed through a combination of research and development funding provided by Novartis, possible off-balance-sheet financing and cash generated from operations. Chiron's cash and investments, which totaled $178.2 million at September 30, 1997, are invested in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with maturities in excess of one year are presented on the balance sheet as noncurrent investments.

     Chiron attempts to reduce its exposure to fluctuations in foreign currency exchange rates by entering into forward currency contracts ("forwards") and options. The Company is primarily exposed to fluctuations in currencies in western European countries and Japan. Forwards are used to hedge balance sheet exposure resulting from completed transactions denominated in a foreign currency, and options are used to hedge certain anticipated transactions. Forward contracts are settled quarterly, and option contracts expire quarterly through December 1998. As of September 30, 1997, the Company held forward and option contracts totaling $76.6 million and $112.8 million, respectively.

     At September 30, 1997, the Company had borrowed $100.0 million in the U.S. under an aggregate $200.0 million in revolving, committed, unsecured credit lines with three separate financial institutions. One of the agreements, providing for borrowings up to $100.0 million, expired in October 1997 and was simultaneously amended to extend the availability through December 12, 1997 under the same terms and conditions as those in the original credit agreement. The Company intends to execute a replacement multi-year revolving credit agreement providing for borrowings up to $100.0 million, under similar terms and conditions, with the same financial institution.

     Chiron selectively enters into cross currency interest rate swaps ("swaps") to modify the interest and currency characteristics of specific outstanding debt obligations. In June 1997, Chiron entered into a five-year swap agreement with a notional amount of $26.4 million, effectively converting debt denominated in U.S. Dollars to Japanese Yen and modifying the interest rate from a variable rate to a fixed Japanese Yen rate of 2.1 percent.

     In future periods, Chiron expects to incur substantial capital spending. Chiron's liquidity may be further affected in future periods by its decision to fund its share of expenses in certain of its joint ventures and collaboration arrangements. Over the next several years, Chiron anticipates funding collaborations with a number of its research partners, and may make additional equity investments in collaborative partners.

CASH FLOWS

     During the nine months ended September 30, 1997, cash and investments in marketable debt securities increased by $49.3 million. The increase was primarily due to $83.7 million of cash provided by operations, $52.5 million of proceeds related to the issuance of common stock under the Company's stock option and employee stock purchase plans and $15.9 million of incremental short-term debt borrowings. These cash inflows were partially offset by $49.9 million of capital expenditures, the repayment of a long-term capital lease obligation totaling $29.4 million, an increase in other noncurrent assets of $11.8 million and $10.9 million of purchases of investments in equity securities and affiliated companies. In January 1997, Chiron purchased a manufacturing facility and related buildings in Emeryville, California that had been previously leased under the long-term capital lease obligation.

     During the nine months ended September 30, 1996, cash and investments in marketable debt securities decreased by $94.4 million. The decrease was primarily due to $133.7 million of purchases of investments in equity securities and affiliated companies, $69.5 million of capital expenditures, an increase in other noncurrent assets of $33.1 million, $23.9 million of net payments under line of credit arrangements and the repayment of notes payable and capital leases totaling $5.7 million. These decreases were partially offset by cash inflows resulting from $111.0 million of proceeds from issuance of short-term debt, $36.8 million of proceeds related to the issuance of common stock under the Company's stock option and employee stock purchase plans, $14.0 million of proceeds from the sale of Chiron's interest in Ben Venue and $10.0 million of cash provided by operations.

     Cash provided by operations of $83.7 million in the first nine months of 1997, as compared with cash provided by operations of $10.0 million in the first nine months of 1996, primarily reflects the decrease in accounts receivable at September 30, 1997 and increase in accounts receivable at September 30, 1996 over respective prior year end amounts. The decrease in accounts receivable in 1997 resulted primarily from significant collections by Chiron's Italian subsidiary, the timing of payments from Novartis and the Chiron-Ortho joint business, and from a greater receivable balance at December 31, 1996 than at December 31, 1995 due to revenue growth in the fourth quarter of 1996. The increase in accounts receivable in 1996 resulted primarily from research and development funding from

Novartis, increased royalties receivable and amounts due from collaborative partners.

     Chiron believes that its cash and investments, funds provided by operations and capital market transactions, as well as the proceeds from the sale of Chiron Vision, discussed below, will be sufficient to meet its cash requirements during the upcoming twelve months and through the foreseeable future.

DISCONTINUED OPERATIONS

      On October 21, 1997, the Company and Bausch & Lomb Incorporated ("B&L") signed a definitive agreement (the "Agreement") under which B&L has agreed to acquire 100 percent of the common stock of the Company's wholly-owned subsidiary, Chiron Vision Corporation ("Chiron Vision"), for a purchase price of approximately $300 million in cash. Cash and cash equivalents aggregating $10.8 million at September 30, 1997 and certain Chiron Vision real estate assets will be transferred to the Company at actual balances upon closing of the transaction. For a period of three years following the closing of the transaction, B&L has the right to use the currently occupied portion of those real estate assets exclusively and on a rent-free basis. Consummation of the transaction is subject to standard closing conditions, including receipt of required regulatory approvals, and is expected to occur no later than the first quarter of 1998. Additionally, the Company has agreed to provide customary indemnities under the terms of the Agreement.

      In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," Chiron Vision is reported as a discontinued operation in each of the three and nine month periods ended September 30,
1997 and 1996.   Management's current best estimate indicates that a net gain will result from disposal of the discontinued operation.

NEW ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. Earlier application is not permitted. In its consolidated financial statements for the year ending December 31, 1997, the Company will make the required disclosures of basic and diluted earnings per share and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company upon adoption of SFAS 128. Refer to Note 1 in the accompanying Notes to Consolidated Financial Statements.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Chiron wishes to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Chiron's actual results and could cause Chiron's actual consolidated results for the fourth quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Chiron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

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

     - Failure of corporate partners to successfully commercialize the Company's products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities and commercial strategies which may arise between the Company and such corporate partners, including conflicts as to the strategy for realizing value arising from evolving opportunities.

     - Delay, difficulty or inability on acceptable terms to resolve conflicts with partners, including resolution with Ortho of Chiron's ability to market hepatitis and retrovirus immunodiagnostic tests for use on its ACS:Centaur-TM- immunoassay system and resolution of the terms under which Chiron is continuing to co-promote Aredia-TM- for Novartis.

     - Delays or difficulties in developing and acquiring technology and technical and managerial personnel to manufacture and/or deliver the Company's products in commercial quantities at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.

     - Possible changes in laws, regulations and guidelines of regulatory agencies, which may affect the development, manufacturing and sale of certain of the Company's products including, for example, off-label sales of pharmaceuticals and research use only sales of diagnostic tests and systems.

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

     - Further decline in the Betaseron-Registered Trademark- customer base in the U.S.; the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-Registered Trademark-; the impact of competing products, including other beta interferon products; pricing, promotional and marketing decisions by the Company's partner, Schering.

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

     - Changes in the Company's plans involving the utilization of its long-lived assets in response to changes in the projected level of demand for the Company's products, product pricing, success of clinical trials, timing of regulatory approval, introduction of competing products, available information regarding contract manufacturing alternatives and excess manufacturing capacity which currently exists.

     - Increased financing costs resulting from the expanded use of debt for operating and acquisition-related activities.

     - Amount and rate of growth in Chiron's selling, general and administrative expenses; and the impact of unusual or infrequent charges resulting from Chiron's ongoing evaluation of its business strategies and organizational structures, including the continued costs of integration of acquired businesses.

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

ITEM 1.   LEGAL PROCEEDINGS.

     The Company is party to certain lawsuits, which are described in Part I,
Item 3, "Legal Proceedings," on page 10 of the Company's Annual Report on Form 10-K for the year ended December 29, 1996. No material developments in the area of legal proceedings have occurred since such Form 10-K was filed except as described in each of the Company's Quarterly Reports for the periods ended March 30, 1997 and June 29, 1997 and except as follows:

     CONNAUGHT. On June 7, 1997, Connaught Laboratories, Limited ("Connaught") filed an emergency proceeding with the Tribunale di Siena, Italy, against Chiron S.p.A. seeking to enjoin production, manufacture, and sale of TriAcelluvax-TM-(formerly Acelluvax DTP-TM-) which Connaught alleges infringes its European Patent 0 527 753 (the "'753 patent"). The '753 patent claims allegedly relate to the pertactin protein of BORDETELLA PERTUSSIS. In June, the Siena Court heard oral argument on Connaught's application. On June 17, 1997, Chiron S.p.A. filed an action challenging the validity of the '753 patent in the Tribunale di Milano, Italy, against Connaught. On September 30, 1997, Connaught renewed its application for injunctive relief before the Tribunale di Milano, Italy. This application is currently under submission.

     Connaught also is the owner of EP 0 322 115 (the "'115 patent") allegedly relating to pertussis toxin mutants. On July 17, 1997, Connaught filed suit in the Landgericht Dusseldorf, Germany, against Chiron Behring GmbH, Chiron S.p.A., and Behringwerke AG asserting imminent infringement of the '115 patent. Connaught seeks to prevent introduction of TriAcelluvax-TM-in Germany. Also, Connaught seeks damages and an order enjoining Chiron S.p.A. from manufacturing and selling TriAcelluvax-TM- in Italy. Trial of this matter is expected to take place in July 1998.

     EVANS. Evans Medical Limited (a division of Medeva plc) ("Evans") owns European Patent 0 162 639 (the "'639 patent") which Evans claims relates to the p69 antigen of BORDETELLA PERTUSSIS. Chiron S.p.A. had opposed the '639 patent before the European Patent Office ("EPO") and, along with other parties, has appealed the EPO Opposition Division decision which maintained the patent in amended form. Chiron is involved in litigation with Evans, Medeva plc and its exclusive licensee, SmithKline Beecham Biologicals in several jurisdications concerning the '639 patent and various of its national counterparts. Those jurisdications include the UK, Italy, The Netherlands, and the U.S.

     Trial has begun in the High Court of Justice in the UK on Chiron's petition to declare the UK portion of the '639 patent invalid and an Evans counterclaim for infringement of that patent by Chiron's TriAcelluvax-TM- vaccine as used in certain clinical trials. SmithKline Beecham Biologicals is also a party to that trial. A decision of the High Court is expected by the end of 1997.

     In the Italian case, technical briefing has been completed in Milan and a technical expert's report is expected in June 1998.

     In the Dutch case, the District Court of The Hague issued a decision on May 14, declaring, INTER ALIA, itself to have jurisdiction to hear Chiron's claim for a declaratory judgment of non-infringement on a pan-European basis. Evans has appealed this decision. A hearing is scheduled on December 11, 1997, at the Court of Appeals in The Hague.

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

     In the first quarter of 1997, Medeva brought suit against Chiron in The Netherlands seeking a pan-European injunction under EP 0 471 726 (the "'726 patent"), a patent allegedly relating to p69 and filamentous hemagglutinin ("FHA"). The District Court of The Hague issued a decision on July 22 wherein it refused Evans' request for a pan-European injunction. Evans has appealed that decision.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

               Exhibit
               Number                        Exhibit
               ------                        -------
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

               4.06      $1,000,000 Walpole Industrial Development Authority
                         6.75 percent Industrial Revenue Bonds dated as of July 1, 1979, due July 1, 2004, incorporated by reference to
                         Exhibit 4.07 of the Registrant's Form 10-Q report for the period ended April 2, 1995. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation 601(b)(4)(iii).

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

              10.20 Amended and Restated Revolving Credit Agreement dated as of March 20, 1997, between Chiron Corporation and Swiss Bank Corporation, New York and Cayman Island Branches, incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-Q report for the period ended June 30, 1997.

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

              10.31 First Amendment to Revolving Credit Agreement, dated as of July 11, 1997, between Registrant and Bank of America National Trust and Savings Association, incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-Q report for the period ended
                         June 30, 1997.

              10.32 Second Amendment to Revolving Credit Agreement, dated as of August 18, 1997, between Registrant and Bank of America National Trust and Savings Association.

              10.33 Third Amendment to Revolving Credit Agreement, dated as of October 10, 1997, between Registrant and Bank of America National Trust and Savings Association.

              10.34 Form of Debenture Purchase Agreement between the Registrant and Ciba-Geigy, Limited, a Swiss corporation, dated June 22, 1990, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1994.

              10.35 Chiron Corporation 1.90 percent Convertible Subordinated Note due 2000, Series B, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1993.

              10.36 Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.54 of the Registrant's current report on Form 8-K dated
                         November 20, 1994.

              10.37 Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation and Chiron Corporation, incorporated by reference to
                         Exhibit 10.55 of the Registrant's current report on Form 8-K dated November 20, 1994.

              10.38 Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.56 of the Registrant's current report on Form 8-K dated
                         November 20, 1994.

              10.39 Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy Limited and Chiron Corporation, incorporated by reference to Exhibit 10.57 of the Registrant's current report on Form 8-K dated November 20, 1994.

              10.40 Registration Rights Agreement dated as of November 20, 1994 between Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.58 of the Registrant's current report on Form 8-K dated November 20, 1994.

              10.41 Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.59 of the Registrant's current report on Form 8-K dated
                         November 20, 1994.

              10.42 Amendment dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.60 of the Registrant's current report on Form 8-K dated January 4, 1995.

              10.43 Supplemental Agreement dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.61 of the Registrant's current report on Form 8-K dated
                         January 4, 1995.

              10.44 Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.62 of the Registrant's current report on Form 8-K dated January 4, 1995.*

              10.45 Agreement, dated November 27, 1996, between Ciba-Geigy Limited and the Registrant, incorporated by reference to Exhibit 10.92 of the Registrant's Form 8-K report filed with the Commission on December 17, 1996.

              10.46 Amendment dated March 26, 1997, to Agreement dated November 27, 1996, between Novartis Pharma AG and the Registrant, incorporated by reference to Exhibit 10.44 of the Registrant's Form 10-Q report for the period ended March 30, 1997.

              10.47 Letter Agreement, dated May 6, 1996, as to consent to assignment of contracts to Novartis Limited, among the Registrant, Ciba-Geigy Limited, Ciba-Geigy Corporation and Ciba Biotech Partnership, Inc., incorporated by reference to Exhibit 10.43 of the Registrant's Form 10-K report for fiscal year 1996.

              10.48 Letter Agreement, dated December 19, 1996, regarding compensation paid by the Registrant for director services performed by employees of Ciba-Geigy Limited, incorporated by reference to Exhibit 10.44 of the Registrant's Form 10-K report for fiscal year 1996.*

              10.49 Supplemental Benefits Agreement, dated July 21, 1989, between the

                         Registrant and Dr. William J. Rutter, incorporated by reference to Exhibit 10.27 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*

              10.50 Lease commencing March 1, 1987, between EuroCetus B.V. and the Municipal Land Company of the City of Amsterdam (Translation), incorporated by reference to Exhibit
                         10.40 of the Registrant's Form 10-K report for fiscal year 1995.

              10.51 Form of Option Agreement (with Purchase Agreements attached thereto) between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership, a California limited partnership, incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

              10.52 Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December 30, 1986, between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership II, a California limited partnership, incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

              10.53 License Agreement between the Registrant and the Board of Trustees of the Leland Stanford Junior University, dated December 15, 1981, incorporated by reference to
                         Exhibit 10.07 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

              10.54 Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.36 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

              10.55 Letter Agreement, dated as of December 12, 1991, relating to Stock Purchase and Warrant Agreement between Registrant and Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.51 of Registrant's Form 10-K report for fiscal year 1996.

              10.56 Letter Agreement dated September 26, 1990 between the Registrant and William G. Green, incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year 1992.*

              10.57 Letter Agreement dated December 18, 1991 between Registrant and Jack Schuler, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-K report for fiscal year 1992.*

              10.58 Lease between Sclavo S.p.A. and Biocine Sclavo S.p.A., dated January 7, 1992, incorporated by reference to
                         Exhibit 10.49 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

              10.59 Agreement made as of November 11, 1993 by and between Kodak Clinical Diagnostics Limited, a company registered in England, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated October 7, 1994 from Kodak Clinical Diagnostics Limited to Ciba Corning Diagnostics Corp., incorporated by reference to Exhibit 10.50 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

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

              10.62 Description of Executive Officer Variable Compensation Program, incorporated by reference to Exhibit 10.58 of the Registrant's Form 10-K report for fiscal year 1996.*

              10.63 Chiron Corporation 1995 Executive Officer Variable Cash Compensation Plan, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 18, 1995.*

              10.64 Amended and Restated License Agreement effective April 1, 1996, between Ciba Corning Diagnostics Corp., a Delaware corporation, and Bioanalysis Limited, a corporation organized under the laws of the United Kingdom of Great Britain and Northern Ireland, incorporated by reference to Exhibit 10.56 of the Registrant's Form 10-Q report for the period ended September 29, 1996. [Certain confidential information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.65 Guaranty, dated as of September 29, 1994, made by Registrant, in favor of Bankers Trust Company, as trustee, incorporated by reference to Exhibit 10.52 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

              10.66 Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The First National Bank of Boston, as trustee, incorporated by reference to
                         Exhibit 10.53 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

              10.67 Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T. Williams, incorporated by reference to Exhibit
                         10.54 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*

              10.68 Letters dated May 6, 1996 and May 25, 1996 to Magnus Lundberg, incorporated by reference to Exhibit 10.61 of the Registrant's Form 10-Q report for the period ended September 29, 1996.*

              10.69 Letter dated January 8, 1997 to Magnus Lundberg, incorporated by reference to Exhibit 10.65 of the Registrant's Form 10-K report for fiscal year 1996.*

              10.70 Research Agreement, dated as of July 15, 1985, between Ciba-Geigy Limited, a Swiss corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, incorporated by reference to Exhibit 10.64 of the Registrant's Form 10-Q report for the period ended April 2, 1995.

              10.71 Licensing Agreement, effective December 18, 1986, by and between Miles Laboratories, Inc., a Delaware corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated December 18, 1992 from Ciba Corning Diagnostics Corp. to Miles Laboratories, Inc., incorporated by reference to
                         Exhibit 10.65 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.72 Magnetocluster Binding Assay Technology Agreement, dated as of January 21, 1983, by and between Bioclinical Group, Inc., a Delaware corporation, and Corning Glass Works, a New York corporation, incorporated by reference to Exhibit 10.66 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.73 Turn-back License Agreement, dated as of May 30, 1986, by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and Advanced Magnetics, Inc., a Delaware corporation, incorporated by reference to
                         Exhibit 10.67 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.74 Settlement Agreement, dated August 30, 1989, between Ciba Corning Diagnostics Corp. and Advanced Magnetics, Inc., incorporated by reference to Exhibit 10.68 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.75 Agreement, effective as of December 21, 1988, by and between Hoffmann-La Roche Inc., a New Jersey corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.70 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.76 Agreement, effective as of December 21, 1988, by and among F. Hoffmann-La Roche Ltd., a Swiss corporation, Cetus Corporation, and EuroCetus International, B.V., a Netherlands Antilles corporation, incorporated by reference to Exhibit 10.71 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.77 Agreement, by and between Cetus Oncology Corporation, EuroCetus International, N.V., and F. Hoffmann-La Roche Ltd., incorporated by reference to Exhibit 10.72 of the Registrant's Form 10-Q report for the period ended April 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.78 Agreement commencing January 1, 1991, between EuroCetus B.V. and the Municipal Development Corporation (Translation), incorporated by reference to Exhibit
                         10.41 of the Registrant's Form 10-K report for fiscal year 1994.

              10.79 Settlement Agreement on Purified IL-2, made as of April 14, 1995, by and between Cetus Oncology Corporation, dba Chiron Therapeutics, a Delaware corporation, and Takeda Chemical Industries, Ltd., a Japanese corporation, incorporated by reference to Exhibit 10.74 of the Registrant's Form 10-Q report for the period ended July 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.80 License Agreement made and entered into December 1, 1987, by and between Sloan Kettering Institute for Cancer Research, a not-for-profit New York corporation, and Cetus Corporation, incorporated by reference to
                         Exhibit 10.75 of the Registrant's Form 10-Q report for the period ended July 2, 1995. [Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.81 Chiron Funding L.L.C. Limited Liability Company Agreement, entered into and effective as of December 28, 1995, among the Registrant, Chiron Biocine Company and Biocine S.p.A. and Ciba-Geigy Corporation, incorporated by reference to Exhibit 10.80 of the Registrant's Form 10-K report for fiscal year 1995. [Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".]

              10.82 Agreement between Ciba-Geigy Limited and the Registrant made

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

              10.83 Reimbursement Agreement dated as of March 24, 1995, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit
                         10.76 of the Registrant's Form 10-Q report for the period ended July 2, 1995.

              10.84 Promissory Note, as amended and restated, dated January 1, 1995 by Ciba Corning Diagnostics Corp., incorporated by reference to Exhibit 10.83 of the Registrant's Form 10-K report for fiscal year 1995.

              10.85 Commercial lease between Domilyon Corporation and Domilens Laboratories and Amendment No. 1 to Commercial Lease dated May 9, 1994, incorporated by reference to
                         Exhibit 10.84 of the Registrant's Form 10-K report for fiscal year 1995.

              10.86 Agreement between the Registrant and Cephalon, Inc. dated as of January 7, 1994, and Letter Agreements between the Registrant and Cephalon dated January 13, 1995 and May 23, 1995, incorporated by reference to
                         Exhibit 10.85 of the Registrant's Form 10-K report for fiscal year 1995. [Certain information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".]

              10.87 Reimbursement Agreement, dated as of June 28, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit
                         10.94 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

              10.88 Reimbursement Agreement, dated as of May 20, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit
                         10.95 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

              10.89      Letter Agreement between the Registrant and Dr. Richard
                         W. Barker, dated May 1, 1996, incorporated by reference to Exhibit 10.88 of the Registrant's Form 10-Q report for the period ended June 30, 1996.*

              10.90 Revolving Credit Agreement, dated as of March 23, 1996, between the Registrant and Morgan Guaranty Trust Company of New York, incorporated by reference to
                         Exhibit 10.89 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

              10.91 Amendment No. 1 to Revolving Credit Agreement, dated as of March 18, 1997, between the Registrant and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.89 of the Registrant's
                         Form 10-Q report for the period ended June 30, 1997.

              10.92 Purchase and Assignment Agreement between Behringwerke Aktiengesellschaft, on the one side, and 31.CORSA Verwaltungsgesellschaft mbH and the Registrant, on the other side, dated February 17, 1996, Closing Agreement, by and among Behringwerke Aktiengesellschaft, on the one side, and the Registrant and 31.CORSA Verwaltungsgesellschaft mbH, on the other side, dated June 29, 1996 and Letter Agreement dated June 29, 1996 between the Registrant, 31.CORSA Verwaltungsgesellschaft mbH and Behringwerke Aktiengesellschaft, incorporated by reference to
                         Exhibit 10.86 of the Registrant's Form 10-Q report for the period ended September 29, 1996. [Certain confidential information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.93 Royalty Projects Agreement by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and Ciba-Geigy Limited, a Swiss corporation, incorporated by reference to Exhibit 10.87 of the Registrant's Form 10-Q report for the period ended September 29, 1996. [Certain confidential information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.]

              10.94 Purchase Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.90 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

              10.95 Lease Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.91 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

              10.96 Ground Lease between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.92 of the Registrant's
                         Form 10-Q report for the period ended June 30, 1996.

              10.97 Reimbursement Agreement, dated as of July 12, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit
                         10.93 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

              10.98 Form of Performance Unit Agreement, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to
                         Exhibit 10.94 of the Registrant's Form 10-K report for fiscal year 1996.*

              11         Statement of Computation of Earnings (Loss) per Share.

              27         Financial Data Schedule.

          ------------------------
          * Management contract, compensatory plan or arrangement.

     (b)  REPORTS ON FORM 8-K.

               Chiron filed a current report on Form 8-K dated October 22, 1997, reporting under Item 5 that on October 21, 1997, Chiron Corporation issued a press release announcing that Bausch & Lomb Incorporated, a New York corporation, had signed an agreement under which Bausch & Lomb has agreed to purchase Chiron's opthalmic products unit, Chiron Vision Corporation, for $300 million in cash.

                               CHIRON CORPORATION

                               SEPTEMBER 28, 1997




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CHIRON CORPORATION



DATE:   November 10, 1997          BY:  /s/ Edward E. Penhoet
        ----------------------          ---------------------------------------
                                        Edward E. Penhoet, Ph.D.
                                        President and Chief Executive Officer,
                                        and Chief Financial Officer (Principal
                                        Accounting Officer)