Form 10-K
period 1997-12-28
CHIRON CORP
filed 1998-03-30
CIK 706539

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                          COMMISSION FILE NO. 0-12798
                            ------------------------

                               CHIRON CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             94-2754624
          (State of Incorporation)          (IRS Employer Identification No.)

                            ------------------------

                               4560 HORTON STREET
                          EMERYVILLE, CALIFORNIA 94608
              (Address of principal executive offices) (Zip Code)
                            ------------------------

       Registrant's telephone number, including area code: (510) 655-8730

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
               WARRANTS TO PURCHASE COMMON STOCK, $0.01 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 27, 1998, was $1.9 billion.

    The number of shares outstanding of each of the Registrant's classes of common stock as of February 27, 1998:

            TITLE OF CLASS                          NUMBER OF SHARES
     Common Stock, $0.01 par value                     176,294,384

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Company's Consolidated Financial Statements for the fiscal year ended December 28, 1997, are incorporated by reference into Parts II and IV of this Report and are filed as Exhibit 13 to this Report. Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 14, 1998, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES RELATING TO THE FUTURE FINANCIAL PERFORMANCE OF CHIRON CORPORATION (THE "COMPANY" OR "CHIRON"), AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" CONTAINED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CHIRON'S CONSOLIDATED FINANCIAL STATEMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCES OF UNANTICIPATED EVENTS.

OVERVIEW AND CERTAIN RECENT DEVELOPMENTS

    Chiron develops, manufactures and markets human healthcare products for the treatment, prevention and diagnosis of disease utilizing innovations in biology and chemistry.

    Chiron has a strong commitment to research as an essential component of its product development effort. The Company focuses its research and development activities primarily on areas in which it has particular strengths, including infectious diseases, cancer and cardiovascular diseases. An important part of the Company's research and development effort is undertaken in collaborations with third parties who are able to contribute significant enabling technologies and other resources to the development and commercialization of the product, including in some cases marketing and sales expertise.

    Among the products currently sold by the Company are Proleukin(R) (aldesleukin), a recombinant form of interleukin-2, which the Company markets as a treatment for metastatic renal cell carcinoma and metastatic melanoma; a line of traditional pediatric and adult vaccines; and diagnostic systems and tests, including automated immunodiagnostic systems, critical blood analyte systems and quantitative nucleic acid tests. The Company has an interest in a number of other products through collaborations and joint businesses.

    In January 1995 the Company established an alliance with Novartis AG ("Novartis"), a life sciences company headquartered in Basel, Switzerland. As of February 27, 1998, Novartis held shares representing approximately 45% of the outstanding common stock of the Company. For more on the Novartis alliance, see "Relationship With Novartis", below.

    Chiron recently sold certain businesses as it moved to focus on its core businesses. On December 29, 1997, the Company completed the sale of its ophthalmic products business to Bausch & Lomb Incorporated for approximately $300 million in cash. On December 5, 1997, the Company completed the sale of its diagnostic quality controls business (other than certain blood gas and immunodiagnostic controls) to Bio-Rad Laboratories, Inc. for approximately $30 million in cash.

    The Company was incorporated in California in 1981 and was merged into a Delaware corporation in November 1986. Chiron is a global organization with facilities on four continents. The Company's principal executive offices are located at 4560 Horton Street, Emeryville, California 94608, and its telephone number at that address is (510) 655-8730.

PRODUCTS

TREATMENT

    The Company's leading therapeutic product is Proleukin(R) (aldesleukin), a recombinant form of interleukin-2 ("IL-2"). IL-2 is a protein produced naturally in the body in very small quantities. IL-2 stimulates the immune system to increase the production of lymphocytes (white blood cells) that help fight viral infections and, in some cases, cancers. While the precise mechanism of anti-tumor action of

Proleukin(R) is unknown, research has demonstrated that it induces the proliferation of immune cells-- natural killer and cytotoxic T cells--that can recognize and mobilize against tumor-specific antigens on the surface of malignant cells. Proleukin(R) is marketed by the Company directly or through distributors in the United States, Canada, Europe, and South America for the treatment of metastatic renal cell carcinoma (a type of kidney cancer). In January 1998, the Company received FDA approval to market Proleukin(R) in the United States for the treatment of metastatic melanoma (a form of skin cancer).

    Chiron manufactures recombinant human platelet-derived growth factor (rhPDGF-BB), the active ingredient in Regranex(R) (becaplermin), developed with Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company through a collaboration in growth factor research that began in 1984. Ortho-McNeil markets Regranex(R) in the United States as a treatment for foot ulcers related to diabetes. Regranex(R) works by enhancing the body's natural wound healing processes. It stimulates the migration of cells to the site of the ulcer, encouraging the patient's body to grow new tissue that helps heal these open wounds. Regranex(R) is the first product demonstrated to assist in the healing of diabetic foot ulcers.

    Chiron manufactures Betaseron(R) (interferon beta-1b) for Berlex Laboratories, Inc. ("Berlex") and its parent company, Schering AG of Germany. Betaseron(R) is the result of a research collaboration initiated by the Company in the early 1980's. Berlex markets Betaseron(R) primarily in the United States and Canada to treat patients with multiple sclerosis. The Company also receives royalties from the sale of a similar product in Europe, where it is manufactured by Boehringer Ingelheim and marketed by Schering AG for the treatment of multiple sclerosis under the trade name Betaferon(R). Multiple sclerosis is an autoimmune disease in which the patient's immune system attacks and destroys an element of the patient's own central nervous system.

    On behalf of Novartis, Chiron has marketed and, since April 1997, co-promotes in the United States Aredia(R) (pamidronate disodium for injection), a drug to treat hypercalcimia of malignancy, Paget's disease and osteolytic bone lesions of multiple myeloma. In December 1997, the Company and Novartis agreed to an early termination of the Company's co-promotion services effective April 3, 1998.

    No single therapeutic product or class of therapeutic products accounted for 10% or more of consolidated total revenues of the Company in any of the last three fiscal years.

PREVENTION

    Chiron's current vaccine portfolio consists primarily of traditional vaccines. Through its subsidiary Chiron S.p.A., based in Siena, Italy, the Company manufactures and markets vaccines, singly and in various combinations, for diphtheria, tetanus, pertussis, meningococcus, haemophilus influenzae, flu, measles, mumps, rubella, hepatitis A and an oral polio vaccine and, under license, markets a vaccine for typhoid fever. These products are marketed in Italy, the Middle East, the Far East, Africa and South America, and to international health agencies such as the World Health Organization.

    In July 1996, Chiron formed a joint venture with Behringwerke AG (which subsequently merged into its parent company, Hoechst AG) under which the Company purchased a 49% interest in the human vaccine business of Behringwerke. The joint venture is based in Marburg, Germany and operates under the name Chiron Behring GmbH & Co ("Chiron Behring"). In February 1998, the Company notified Hoechst that Chiron intends to exercise its option to purchase the remaining 51% interest in the joint venture. Chiron expects to close that acquisition in the second fiscal quarter of 1998. Through Chiron Behring, the Company manufactures and markets in Germany vaccines for diphtheria, tetanus, pertussis, flu, rabies, tick-borne encephalitis, tuberculosis, cholera and an oral polio vaccine. Certain of these products are marketed in other European countries and in the Middle East, the Far East, Africa and South America, and to international health agencies such as the World Health Organization. In 1997, the Company began marketing Chiron Behring's rabies vaccine in the United States. Chiron Behring also markets in Germany, under distribution agreements with other manufacturers, traditional vaccines for hepatitis A, measles, mumps, rubella, typhoid fever, pneumococcal disease, haemophilus influenzae type b and an inactivated polio vaccine and a recombinant vaccine for hepatitis B.

    The Company has developed a genetically engineered acellular vaccine for pertussis (whooping cough), which currently is marketed in Italy both as a monovalent vaccine and in combination with diphtheria and tetanus ("DTaP"). Chiron has filed applications to market the DTaP vaccine in the United States and Europe. These applications, which are under review, are based on the results of large-scale U.S. government sponsored trials in Italy which demonstrated that the Chiron acellular pertussis vaccine is safer and more effective than a U.S. licensed whole-cell pertussis vaccine to which it was compared. The Company also has developed an adjuvanted flu vaccine, which in 1997 received marketing approval in Italy. The Company currently is considering its regulatory approval strategy for this vaccine in Europe and elsewhere.

    In addition to revenues from the sale of the vaccine products described above, the Company receives royalties from the sale of Recombivax(R) HB, a vaccine against hepatitis B developed, manufactured and marketed by Merck & Co., Inc. ("Merck") using technology developed by Chiron. Recombivax(R) HB was the first vaccine produced using genetic engineering to be licensed by the FDA for human use.

    No single vaccine product or class of vaccine products accounted for 10% or more of consolidated total revenues of the Company in any of the last three fiscal years.

DIAGNOSIS

    Chiron's diagnostic businesses include immunodiagnostics, critical care, nucleic acid diagnostics, and (through a joint business with an affiliate of J&J) blood screening.

    The Company's principal immunodiagnostic products are the ACS:180(R), ACS:180(R) Plus, and ACS:180(R) SE automated chemiluminescence systems and the immunodiagnostic reagents and test kits that are performed on these systems. These are high-throughput random access instruments used by hospitals and reference laboratories to detect and measure thyroid, anemia, fertility, cancer and cardiac indicators. The Company manufactures and sells the equipment as well as the related reagents, test kits and other supplies. Over 3,700 systems are placed worldwide.

    Chiron's critical care products include the Rapidlab-TM- 800, a critical blood analyte instrument system used to measure blood gases, blood electrolytes, metabolites and co-oximetry. This system is used by hospitals to diagnose and monitor patients in critical care settings. The laboratory product line also includes the 200 and 300 series critical blood analyte instrument systems.

    The Company's principal nucleic acid diagnostic products are the Quantiplex(R) tests for human immunodeficiency virus ("HIV"), hepatitis C virus ("HCV") and hepatitis B virus ("HBV"). These tests, based on proprietary technology called branched DNA signal amplification ("bDNA"), are used to quantify the level of virus in blood and plasma samples. Research has suggested that viral load testing may have utility in predicting disease progression, selection of patients for treatment based on probability of response and monitoring response to therapy. In the United States, Quantiplex(R) tests currently are sold for research use only. The Quantiplex(R) HCV and HBV tests have been approved for use in Japan, and the Quantiplex(R) HIV test has been approved for use in certain countries in Europe and South America and in Australia. In 1997 the Company launched in the United States the first semiautomatic instrument platform for quantitative nucleic acid diagnostic assays, the Quantiplex(R) bDNA 340 system. This system automates certain aspects of performing bDNA probe assays and enhances operator efficiency and is available for research use only.

    Chiron's joint immunodiagnostics business with Ortho Diagnostic Systems, Inc. ("Ortho"), a J&J company, is based largely on the screening of blood in blood banks and other similar settings for the potential presence of HIV and hepatitis viruses. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron and Ortho share equally in the pretax operating earnings generated by the joint business. The joint business holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from the sale of HCV and HIV tests by Abbott Laboratories ("Abbott"), and from sales of HCV tests by Pasteur Sanofi Diagnostics, International Murex Technologies Corporation and Genelabs Diagnostic, Inc.

    The ACS series of immunodiagnostic systems and related reagents and test kits accounted for approximately 21%, 20% and 34% of the Company's consolidated total revenues in fiscal years 1997, 1996 and 1995, respectively. The Rapidlab-TM- 800 series of critical blood analyte systems accounted for approximately 14%, 15% and 21% of the Company's consolidated total revenues in fiscal years 1997, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT

    Chiron has a strong commitment to research as the essential component of its product development effort. Technologies developed in collaboration with third parties, as well as technologies licensed from outside parties, also are sources of potential products.

TREATMENT

    FUNCTIONAL GENOMICS. Genomics and other technologies are used to discover new genes and to determine their role and the role of the encoded proteins in a target disease. With this information, the Company then identifies and develops potential products utilizing a variety of approaches, including recombinant proteins, gene therapy and small molecule drug discovery for treatment of the disease, vaccines with recombinant antigens for prevention of the disease, and immunodiagnostic and bDNA probe assays for diagnosing and monitoring the progress of the disease.

    RECOMBINANT PROTEINS. Proteins produced naturally by the human body play a variety of roles in controlling disease. When administered as therapeutic agents, certain proteins can enhance the patient's natural ability to fight disease. However, traditional methods of isolating or producing proteins can be cost-prohibitive, particularly in the quantities needed for pharmaceutical use. Through genetic engineering, certain proteins which might not otherwise be available can be produced in relatively large quantities at reasonable cost.

    The Company and its collaborators have a number of recombinant proteins in clinical development. Proleukin(R), already approved for marketing as a treatment for certain forms of kidney and skin cancer, is being clinically evaluated for use to treat patients with HIV infection. Fibroblast Growth Factor ("FGF"), a growth factor which can stimulate the formation of new blood vessels, is in clinical studies for use as a treatment for coronary artery disease. Tissue Factor Pathway Inhibitor ("TFPI"), a coagulation inhibitor, is being developed in collaboration with G.D. Searle & Co., a subsidiary of the Monsanto Company; the Company and Searle are conducting clinical studies on the use of TFPI as a treatment for patients with sepsis. Myotrophin(R) (mecasermin), a recombinant form of Insulin-Like Growth Factor-1, is being developed by the Company in collaboration with Cephalon, Inc. as a treatment for amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig's disease) and is being developed by Chiron for other indications. On May 8, 1997 an FDA advisory committee found that there was not sufficient evidence of efficacy to warrant approval by the FDA as a treatment for ALS. In November 1997, Chiron and Cephalon withdrew and resubmitted their application to the FDA to allow the FDA additional time to review the application. The FDA has scheduled further consideration of the application before the advisory committee on April 9, 1998.

    GENE THERAPY. Traditional recombinant protein therapeutics are produced outside the patient's body and administered to the patient, typically through injection. Gene therapy enables the patient's own body to produce a desired protein by inserting the gene for that protein into the patient's cells. Currently there are no gene therapy products on the market; many studies suggest that the technology is promising but considerable further study is required to determine whether this technology can be safely and effectively utilized to treat disease. An example of a potential application of gene therapy currently in preclinical development at the Company is Factor VIII. Factor VIII is a protein that causes blood to clot. Hemophiliacs, as a result of a hereditary defect, are born with faulty copies of the gene that produces Factor VIII. Through gene therapy, it may be possible to insert into a hemophiliac's cells the normal Factor VIII gene, so that the patient's own cells can produce the blood clotting protein.

    A key component of any gene therapy treatment will be the mechanism for "inserting" the gene into the patient's cells. The Company is developing several gene transfer systems, including retroviral and other viral vectors as well as the Company's proprietary ELVS-TM- DNA vector system. Each gene transfer system has different properties, including cell specificity (the type of cells it can enter) as well as durability of expression (how long it will continue to make the therapeutic protein). Different gene transfer systems are likely to be required to meet different therapeutic needs. Viral vectors are derived from viruses. The vectors have the "coat" of the original virus, which allows them to enter the targeted cell. Certain viral genes are removed and therapeutic genes are added so that the vector can no longer cause the disease characteristic of the original virus and instead expresses the desired therapeutic protein. DNA vectors include only the therapeutic gene and the control elements required to express that gene. Studies have shown that certain types of cells, including muscle cells, will take up the DNA and express the gene contained on the DNA.

    The Company also is investigating whether gene therapy may be used as part of a two-step treatment which combines gene therapy with more traditional therapeutics. For example, HSV-tk is a gene encoding thymidine kinase derived from herpes simplex virus. It may be possible to use a gene transfer system to insert the HSV-tk gene into targeted cells (such as cancer cells), and then kill the cells that have taken up the HSV-tk gene by treating the patient with Gancyclovir, an antiviral for herpes. The Company is conducting clinical studies on the use of HSV-tk gene therapy for the treatment of melanoma (a form of skin cancer) and, in collaboration with Baxter Healthcare Corporation, for the treatment of graft-versus-host disease.

    The Company is also conducting clinical studies on the use of Gamma Interferon in the treatment of melanoma. Gamma Interferon, like Betaseron(R) and Proleukin(R) , is a cytokine, a class of messenger protein that controls the way the cells of the immune system respond. Gamma interferon stimulates an immune response, particularly that part of the immune response that kills tumor cells and cells infected by viruses. The Company is conducting clinical studies to determine whether expression of the gamma interferon gene in a tumor will stimulate an immune response that will act not only against that primary tumor, but also against any other sites in the body to which tumor cells may have moved.

    SMALL MOLECULE DRUG DISCOVERY. Chiron's small molecule drug discovery program combines multiple disciplines, including combinatorial and computational chemistry, robotic screening and selection and molecular biology, to screen, identify and refine compounds which may be used as drugs for treating medical conditions or disorders. In addition to drug discovery against specific disease targets of interest to the Company, from time to time the Company enters into collaboration agreements with third parties under which the Company utilizes its proprietary technologies to identify drug candidates directed at specific disease targets of interest to the partner. Certain compounds which may be of interest have been identified and are being further optimized and tested prior to moving into clinical development.

    THERAPEUTIC VACCINES. The Company is investigating the potential use of vaccines for therapeutic purposes, in which antigens are used to stimulate an immune response against established infections and cancer. The Company is collaborating with Biomira, Inc. in the development of Theratope-Registered Trademark-, a therapeutic vaccine for breast cancer. This vaccine, which is in clinical trials, consists of a synthetic mimic of a breast cancer-associated antigen conjugated to a carrier protein.

    DEPOCYT-TM-. The Company is developing DepoCyt-TM- in collaboration with DepoTech Corporation as a treatment for neoplastic meningitis. DepoCyt-TM-consists of cytarabine (a generic chemotherapy product) encapsulated in a novel delivery system, called Depofoam-TM-. The parties' application to market DepoCyt-TM- is currently being reviewed by the FDA. In December 1997 an FDA advisory committee declined to recommend approval of DepoCyt-TM-. Chiron and Depotech subsequently agreed with the FDA to submit an amendment to the application with certain additional clinical trial data.

PREVENTION

    Chiron is developing a new generation of vaccines utilizing genetic engineering and other techniques of modern biotechnology, including vaccines based on recombinant antigens as well as DNA-based vaccines. The Company currently is conducting clinical studies of a number of vaccine candidates, including vaccines for HCV, HIV and meningococcus C, and is conducting preclinical studies on vaccines for a number of other targets. The Company also is developing novel adjuvants. Adjuvants are compounds that amplify the immune response generated by vaccine antigens. One of Chiron's adjuvants, MF-59, is a component of Chiron's new flu vaccine, which was launched in Italy in 1997, and is also a component of a number of other candidate vaccines currently in clinical development by Chiron. In addition, Chiron is conducting preclinical investigations of alternative delivery systems for vaccines that may be used in lieu of injection, such as nasally or orally delivered vaccines.

DIAGNOSIS

    In diagnostics, the Company is focusing its efforts on developing innovative technologies for specific disease panels that include qualitative and quantitative assays, genotyping and resistance assays. Chiron is developing a more powerful immunodiagnostic system, the ACS:Centaur-TM-, designed to markedly increase laboratory productivity. In March 1998 the Company initiated a controlled release of the ACS:Centaur-TM- system for commercial use beginning with the Company's thyroid panel; additional panels (reproductive, oncology and anemia) are expected to be released in the second quarter of 1998. The Rapidpoint-TM- 400 is being developed as a critical care system designed specifically for point-of-care settings in hospitals. This system is scheduled for introduction in 1998. The Company is developing new versions of its Quantiplex(R) bDNA probe tests for HIV, HCV and HBV that will be even more sensitive and able to determine the presence of even smaller quantities of virus. The Company expects to introduce an improved bDNA probe test for HIV in the United States for research use only in 1998.

RESEARCH REVENUES AND EXPENSES

    Collaborative arrangements with third parties are also a source of revenue for the Company. The terms of collaborative agreements vary considerably; in general, collaboration revenues include fees paid upon signing the agreement, fees for research services as they are performed or completed and milestone payments upon attainment of specified benchmarks.

    Novartis and the Company have entered into an agreement under which Novartis has agreed to provide research funding for certain projects. The funded projects currently consist of adult and pediatric vaccines, Insulin Like Growth Factor -1, Factor VIII and HSV-tk Novartis has agreed to fund, at Chiron's request and subject to certain annual and aggregate limits, 100% of the development costs of these projects incurred between January 1, 1995 and December 31, 1999. In exchange for providing this funding, Novartis has certain co-promotion rights for certain vaccines as well as an interest in certain royalties on sales of certain products resulting from the funded research.

    Research and development expense for the years ended December 31, 1997, 1996 and 1995 for Company-sponsored research, including payments to collaboration partners, was $376.0 million, $352.5 million and $327.9 million, respectively. Of that, $79.5 million, $103.8 million and $51.8 million in 1997, 1996 and 1995, respectively, was reimbursed by third parties.

COMMERCIALIZATION

    Technologies arising out of the Company's research and development efforts are commercialized in a variety of ways. Certain products are marketed and distributed by the Company, either directly or through distributors. See "Distribution", below. Other technologies are developed by the Company in collaboration with third parties, and under the collaboration agreement marketing rights may be allocated to the Company or to the collaborator or shared by both parties. In the event marketing rights are allocated to the collaborator, the Company generally retains the right to manufacture and supply key raw materials to the collaborator. Still other technologies are licensed by the Company to third parties, with the licensee assuming responsibility for further development and the Company receiving royalties on sales of the resulting product. Agreements under which the Company currently derives revenues for technologies licensed to third parties include an agreement with Merck relating to a vaccine against hepatitis B and an agreement with Nova Nordisk relating to technology used in the manufacture of recombinant human insulin.

DISTRIBUTION

    To remain competitive in an intensely competitive environment, Chiron maintains several specialized marketing and sales forces that concentrate on individual classes of customers.

    Chiron's diagnostic sales and marketing organization for the U.S. is based in Norwood, Massachusetts. The Company has regional sales offices in more than twenty countries overseas, adding four additional offices in 1997. Sales efforts are focused on hospitals and reference laboratories. In general, products are sold directly to hospitals and reference labs, although distributors are used in certain smaller overseas markets. Chiron's Quantiplex(R) bDNA probe tests for HCV and HBV are distributed in Japan by Daiichi Pure Chemicals Co., Ltd.

    The Company's vaccine marketing organization is based in Siena, Italy and Marburg, Germany. Direct sales efforts are focused on pediatricians and general practitioners. Products are also sold to the public sector through tenders and to private sector pharmacies through wholesalers and distributors.

    Chiron's therapeutics marketing, sales and distribution organization for the U.S. is based in Emeryville, California and for Europe is headquartered in Marburg, Germany. Sales efforts are focused on specialist physicians, principally oncologists, who are based in hospitals and large clinics. In general, products are sold to wholesalers, distributors, and hospital pharmacies.

RAW MATERIALS

    Raw materials and other supplies used in the manufacture of the Company's products (both commercial and investigational) generally are available from multiple commercial sources. Certain processes, however, use materials that are available from sole sources or that are in short supply or that are difficult for the supplier to produce and certify in accordance with the Company's specifications. The Company's vaccine and therapeutic products are biologics; from time to time concerns are raised with respect to potential contamination of biological materials that are supplied to the Company for use in various production processes. These concerns can further tighten market conditions for materials that may be in short supply or available from limited sources. Moreover, regulatory approvals to market the Company's products may be conditioned upon obtaining certain materials from specified sources; the Company's ability to substitute material from an alternate source may be subject to delay pending regulatory approval of such alternate source. Although the Company monitors the ability of certain suppliers to meet the Company's needs and the market conditions for these materials, there is a risk that material shortages could impact production.

PATENTS

    Patents are very important to the business of the Company. Chiron has a policy of seeking patents on inventions arising from its extensive research and development activities. The time and expense required to develop and obtain regulatory approval to market human healthcare products is significant. Without the protection of patents or trade secrets, competitors may be able to use the Company's inventions to manufacture and market competing products without being required to undertake the lengthy and expensive development efforts made by Chiron. Chiron has a substantial number of granted patents and pending patent applications in the United States and other important markets, and a number of patents and patent applications owned by third parties have been licensed to Chiron.

    There can be no assurance that patents and patent applications owned or licensed to Chiron will provide substantial protection. Important legal questions remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets. It is not known how many of the Company's pending patent applications will be granted, nor the effective coverage of those that grant. In the United States and other important markets, the issuance of a patent is not conclusive as to its validity or the enforceable scope of its claims. The Company has engaged in significant litigation to determine the scope and validity of certain of its patents, and expects to continue to do so in the future.

    Even if the Company is successful in obtaining and defending patents, there can be no assurance that these patents will provide substantial protection. Third parties may be able to design around the patents and develop competitive products that do not use the inventions covered by the patents. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the third party's product is needed to meet a threat to public health or safety in that country, or the patent owner has failed to "work" the invention in that country, or the third party has patented improvements.) And most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Furthermore, most countries do not provide discovery so the Company may not be able to meet its burden of proving infringement. Nor can it be guaranteed that the Company will even become aware of infringement of its patents.

    To a lesser extent, trade secrets and confidential information are important to Chiron's commercial success. Although the Company seeks to protect trade secrets and confidential information, there can be no assurance that others will not obtain access to such information or develop the same or similar information independently, or that third parties will not obtain patent protection that precludes Chiron from using its trade secrets or confidential information.

    Chiron is aware that third parties, including competitors, educational institutions and governmental organizations, have patents and patent applications in the United States and other significant markets that may be useful or necessary for the manufacture, use or sale of certain of the Company's products (commercial and investigational). There may be other such patents and patent applications of which the Company is not currently aware. It is likely that third parties will obtain other such patents in the future. Certain of these patents may be sufficiently broad to prevent or delay Chiron from practicing necessary technology, including manufacturing or marketing products important to the Company's current and future business. The scope, validity and enforceability of such patents, if granted, the extent to which Chiron may wish or need to obtain licenses to such patents, and the cost and availability of such licenses cannot be accurately predicted. If Chiron does not obtain such licenses, products may be withdrawn from the market or delays could be encountered in market introduction while an attempt is made to design around such patents. Alternatively, Chiron could find that the development, manufacture or sale of such products is foreclosed. Chiron could also incur substantial costs in challenging the validity and scope of such patents.

TRADEMARKS

    ACS:180(R) , Quantiplex(R) and Proleukin(R) are registered trademarks of the Company or its subsidiaries. ELVS-TM-, ACS:Centaur-TM-, Rapidlab-TM- and Rapidpoint-TM- are trademarks of the Company or its subsidiaries. DepoCyt-TM- is a trademark owned by Chiron and DepoTech. The following registered trademarks are owned by the indicated companies: Aredia(R) (Novartis AG), Betaseron(R) and Betaferon(R) (Schering AG), Myotrophin(R) (Cephalon Inc.), Recombivax(R) HB (Merck), Regranex(R) (J&J), and Theratope(R) (Biomira, Inc.).

SEASONALITY

    Sales of the Company's diagnostic products are moderately seasonal, with lower sales in the first and third quarters and higher sales in the second and fourth quarters of the year. Sales of certain of the Company's vaccine products, in particular flu vaccine, also are seasonal, with higher sales in the fourth quarter of the year.

CERTAIN INVESTMENTS IN FIXED ASSETS

    A majority of the Company's immunodiagnostic systems and a significant number of the Company's critical care systems are placed with customers under rental agreements. Under these agreements the Company retains title to the equipment. As a result, the Company has a significant investment carried in fixed assets related to these systems and, to remain competitive, the Company must continue to make substantial investments in such assets.

MAJOR CUSTOMERS

    The Company has a strategic alliance with Novartis and in connection therewith has entered into a series of arrangements with Novartis. See "Relationship With Novartis", below. These arrangements contributed 11% and 10% of total revenues in 1997 and 1996, respectively, and less than 10% of total revenues in 1995. The Company has a joint immunodiagnostics business with J&J. See "Products-- Diagnosis", above. The J&J joint business, together with certain other arrangements with J&J and its affiliates, contributed 12%, 11% and 11% of total revenues in 1997, 1996 and 1995, respectively.

COMPETITION

    Chiron operates in a highly competitive environment, and the competition is expected to increase. Competitors include large pharmaceutical, chemical and diagnostics companies, as well as biotechnology companies. Some of these competitors, particularly large pharmaceutical and diagnostics companies, have greater resources than the Company. The technologies applied by the Company and its competitors are rapidly evolving, and new developments frequently result in price competition and product obsolescence. Substantial consolidation is underway in the global healthcare industry, and is expected to produce greater efficiencies and even more intense competition.

    To compete effectively, Chiron invests heavily in research and development, maintains specialized sales forces that concentrate on individual classes of customers, and spends significant amounts on advertising, promotion and selling.

    Important biotechnology research is performed in universities and nonprofit research organizations. These entities are becoming more active in seeking patent protection and licensing revenues for their discoveries. The competition among large pharmaceutical companies and smaller biotechnology companies to acquire technologies from these entities also is intensifying. While Chiron actively collaborates with such entities in research, and has and will continue to license their technologies for further development, these institutions also compete with Chiron to recruit scientific personnel and to establish proprietary positions in technology.

TREATMENT

    Proleukin(R) competes with alpha interferon sold by Schering Plough Corporation and by F. Hoffman La-Roche, Ltd. ("Roche") as a treatment for metastatic kidney cancer and metastatic melanoma, although many patients are treated with both products. The Company estimates that Proleukin(R) has approximately a 50% market share for these indications. The principal method of competition is product performance.

Several other companies are developing interferons as immune-system-based therapies for cancers and infectious diseases, including Roche, Genentech, Inc. and Amgen, Inc.

    Regranex(R) is the first product approved by the FDA for treatment of diabetic foot ulcers. A product from Advanced Tissue Sciences & Smith and Nephew, Dermagraft, recently received recommendation for approval by an FDA advisory committee for treatment of diabetic foot ulcers. Apligraf, an Organogenesis/ Novartis product, has received recommendation for approval by an FDA advisory committee for treatment of venous leg ulcers and is in clinical trials for treatment of diabetic foot ulcers.

    Betaseron(R), as a treatment for multiple sclerosis, competes with Avonex, a recombinant interferon beta sold by Biogen, Inc., and with Copaxone from Teva Pharmaceuticals. In certain European countries, Schering AG's product, Betaferon(R), faces competition from Ares Serono, who sells an extracted form of beta interferon that is used for, among other purposes, treatment of multiple sclerosis. Ares has filed an application with the FDA for approval to market its product in the United States. Other companies have treatments for multiple sclerosis in clinical development.

PREVENTION

    Four large companies hold the greatest share of the worldwide vaccine market: Merck, SmithKline Beecham Biologics ("SB"), Wyeth Lederle Vaccines & Pediatrics, a division of American Home Products Corporation ("Lederle"), and Pasteur Merieux Connaught ("PMC"). PMC separately has a strategic alliance with Merck. All four of these companies, as well as other biotechnology companies, have substantial research and development programs. The Company estimates that it has approximately a 38% and 37% market share in Germany and Italy, respectively, and an aggregate market share of approximately 8% outside of the United States, Europe and Japan.

    The principal methods of competition in the vaccine industry are price and introduction of new products, including vaccines against diseases for which no vaccine product was previously available as well as new combination vaccines that combine existing vaccines for several diseases into a single product. Combination vaccines frequently are favored by public health authorities, medical practitioners and patients, particularly in the case of pediatric vaccines, because they eliminate the need for multiple injections and may increase overall compliance with recommended vaccination schedules. As new combination vaccines are introduced, older combinations and single products often become obsolete. The Company may be limited in its ability to develop and market certain combination vaccines if one of the vaccines which would otherwise be included in the combination is covered by valid and enforceable patent or other proprietary rights held by third parties.

DIAGNOSTICS

    The principal competition for the Company's ACS:180(R), ACS:180(R) Plus, and ACS:180(R) SE systems is an immunodiagnostic system produced by Abbott. Other competitors in immunodiagnostics include Roche (which is acquiring the diagnostics business of Boehringer Mannheim), Dade Behring Inc., Bayer AG, and J&J, which purchased the diagnostics and clinical chemistry businesses of Eastman Kodak. Chiron's overall market share in immunodiagnostics is approximately 5%, with shares of up to 15% in segments in which the Company currently competes. The Company's immunodiagnostic systems currently do not include assays for hepatitis viruses and retroviruses, which are an important part of the diagnostic market, because the Company's patents and other rights to develop such assays have been exclusively licensed to its joint business with Ortho. Without such assays, the competitiveness of the Company's systems will be impaired as against other automated random access systems that include such assays. There can be no assurance that hepatitis or retrovirus assays will be available for use on the Company's systems. See "Legal Proceedings-- Ortho Diagnostic Systems, Inc."

    The principal competition for the Rapidlab-TM- 800 are lab-based systems from Radiometer Medical A/S and Instrumentation Laboratory Company. Chiron has a worldwide market leadership position in the core laboratory. The Company estimates that it has approximately a 35% market share in the global critical care market. The Rapidlab-TM- 800 increasingly is facing competition from point-of-care systems, such as the system from I-STAT, which has a collaboration with Hewlett-Packard Company. The Company expects to launch its own point-of-care system, the Rapidpoint-TM- 400, in 1998.

    Roche, which markets tests based on polymerase chain reaction ("PCR"), has the largest share of the nucleic acid diagnostics market, followed by Gen-Probe Incorporated and Chiron. Roche sells PCR tests for, among other things, HIV and HCV that compete directly with the Company's Quantiplex(R) bDNA probe tests of HIV and HCV. Gen-Probe's current portfolio is mainly limited to tests for chlamydia and gonorrhea. Other competitors with nucleic acid diagnostic products on the market (for research use only or, in some cases, commercial sale) include Abbott (chlamydia/gonorrhea), Digene Corporation (human papilloma virus) and Organon Teknika NV (HIV). The Company has approximately a 30% share in nucleic acid diagnostic businesses in which it participates. In February 1998, Chiron announced that it has been granted United States Patent Nos. 5,712,088 and 5,714,596 (the " '088 patent" and " '596 patent", respectively), which are directed to oligonucleotides and PCR assays for the detection of HCV. Chiron filed suit against Roche for infringement of the " '088 and the " '596 patents in the United States and Europe; the suits ask for injunctions to prevent further infringement by Roche. The Company's Quantiplex(R) bDNA system 340 is the first semi-automated system for quantitative nucleic acid tests. Roche has a system for qualitative assays which it is attempting to adapt for quantitative assays.

    In blood screening, the Chiron/Ortho joint business competes with Abbott, with each having greater than 45% market share.

GOVERNMENT REGULATION

    Regulation by governmental authorities in the United States and other important markets is a significant factor in the manufacture and sale of the Company's products and in its research and development activities.

    VACCINES AND THERAPEUTICS. In the United States, Chiron's therapeutic and vaccine products (both commercial and investigational) are regulated primarily under federal law and are subject to rigorous FDA approval procedures. No product can be marketed in the United States until an appropriate regulatory application is approved by the FDA. The approval procedures are applied on a product-by-product basis and require, among other things, an extensive three-phase human clinical testing program. In phase 1, studies are conducted with a relatively small number of subjects to assess the safety of the product. In phase 2, the product is evaluated in a larger group of subjects to begin to assess efficacy. Phase 3 studies are conducted in the target population with a number of subjects that is large enough to provide sufficient data to establish statistically the safety and efficacy of the product. FDA approval of a product is limited to treatment for specified medical conditions or disorders, and further studies would be required to market the product for other indications. All facilities used to manufacture, fill, test and distribute biologic products are required to be inspected and approved by the FDA. If any change is made in manufacturing facilities or processes after FDA approval is obtained, additional regulatory review and possibly additional clinical studies may be required.

    Licensing procedures in Europe are comparable to those in the United States. In 1995, the European Union ("EU") established a centralized procedure for licensing of products derived from the use of high technology/biotechnology processes. This procedure leads to the grant of a single license for the entire EU. Effective January 1, 1998, the EU has also adopted a decentralized procedure under which a license granted in one member state is mutually recognized by the other member states, leading to a grant of licenses in member states recognizing the original license. This procedure is expected to replace independent national licensing of products in the EU. In addition, each product must receive individual country pricing approvals before it can be marketed in that country.

    DIAGNOSTICS. U.S. regulatory requirements for Chiron's diagnostics products range from premarket notification, in which new or modified products are compared to products which are currently marketed, to premarket approval applications or license applications, in which the product's safety and effectiveness must be demonstrated through well controlled studies. Upon clearance or approval of the regulatory submission, the product may be marketed for the specific indications for use which were identified in the approval. Facilities used for the manufacture, testing, storage and distribution of Chiron's diagnostic products are subject to FDA inspection.

    For therapeutic, vaccine and diagnostic products, the time and expense needed to complete the required clinical studies, prepare and submit the required applications and supporting documentation, and respond to inquiries generated by regulatory review can far exceed the time and expense of the research and development initially required to create the product. These factors largely determine the speed with which a successful research program is translated into a marketed product.

ENVIRONMENT

    Expenses for compliance with environmental laws have not had and are not expected to have a material impact upon the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

    On December 31, 1997, Chiron and its subsidiaries had 6,482 employees, excluding employees of Chiron Vision Corporation which was sold on December 29, 1997.

RELATIONSHIP WITH NOVARTIS

    As noted above, the Company has an alliance with Novartis. Novartis is a life sciences company headquartered in Basel, Switzerland which was formed as a result of the December 1996 merger between Ciba-Geigy Limited ("Ciba") and Sandoz Limited. Through a series of transactions that became effective in January 1995, Ciba acquired shares of the Company's common stock which, when combined with shares already held by Ciba, represented 49.9% of the then-outstanding common stock of the Company. As a result of dilution pursuant to employer stock option and stock participation plans, as of February 27, 1998 Novartis held shares representing approximately 45% of the Company's outstanding common stock.

    In connection with these transactions, Chiron and Novartis entered into a series of agreements which provide, among other things and subject to certain conditions and exceptions, that Novartis will not increase its ownership interest in the Company above 49.9% before January 15, 2000 and thereafter will not increase its ownership interest above 55% unless it acquires all of the outstanding capital stock of the Company, provided that Novartis may exceed these standstill amounts and increase its ownership interest up to 79.9% if the transaction is approved by a majority of the independent members of the Company's Board of Directors; that Novartis has the right to nominate three members to Chiron's eleven member Board of Directors; that Novartis will provide certain funding to the Company for research services (see "Research and Development--Research Revenues and Expenses" above) and will guarantee certain bank lines of credit on behalf of the Company; that Chiron may require Novartis to purchase shares of the Company's common stock directly from the Company at fair market value, up to a maximum subscription amount (initially $500 million, subject to adjustment); that Novartis has an option to purchase newly issued shares of the Company's common stock directly from the Company at fair market value, subject to the standstill restrictions described above; and that Chiron and Novartis will cooperate in research, development, manufacturing and marketing of biotechnology products on an arms'-length basis while remaining independent to pursue other opportunities.

ITEM 2. PROPERTIES

    EMERYVILLE CAMPUS. Chiron's principal executive offices are located in Emeryville, California. The Emeryville facilities include research and development, manufacturing and administrative facilities in 27 buildings, of which 14 are leased and 13 are owned. The research and development and manufacturing activities in these facilities relate primarily to the Company's therapeutics and vaccines businesses as well as the nucleic acid diagnostics business. In 1996, the Company began development of a new research and development facility in Emeryville under an operating lease arrangement. Completion of the facility is expected in 1998.

    OTHER BIOPHARMACEUTICAL FACILITIES. The Company also owns manufacturing facilities in Vacaville, California; St. Louis, Missouri; Amsterdam, The Netherlands; and Puerto Rico used principally in connection with the Company's therapeutics and vaccines businesses. Certain of these facilities have available capacity due to lower than expected demand for certain of the Company's products and improved production yields from other facilities. In March 1998 the Company announced its intention to idle the St. Louis facility. The Puerto Rico facility was idled in 1995. Both the St. Louis and the Puerto Rico facilities currently are being marketed for sale.

    The Company has research and development, manufacturing and administrative facilities in Siena, Italy and Marburg, Germany and manufacturing facilities in Rosia, Italy relating to its vaccine operations. The Rosia facility is owned and the Marburg and Siena facilities are leased. The Company has entered into an agreement to purchase the Siena facilities and expects to close that transaction in 1998.

    The Company leases research and development facilities in San Diego, California in connection with its gene therapy activities.

    DIAGNOSTICS FACILITIES. Chiron has research and development, manufacturing and administrative facilities in Walpole, Massachusetts; Medfield, Massachusetts; Oberlin, Ohio; and Sudbury, England relating to its diagnostics business. The Walpole and Oberlin facilities are owned and the others are leased.

    CLAREMONT CAMPUS. The Company owns research and development, manufacturing and administrative facilities in Claremont, California. The facilities were used principally in connection with the Company's former ophthalmic products business, which was sold to Bausch and Lomb Incorporated in December 1997. Bausch & Lomb occupies a significant portion of the facilities under a three year lease. The Claremont campus currently is being marketed for sale.

    The Company leases a number of other facilities in North America, Europe, Asia and Australia, primarily for sales and service offices.

    The Company believes that its facilities are in good operating condition and are adequate for its current needs. The Company continually evaluates future requirements for its facilities.

ITEM 3. LEGAL PROCEEDINGS

BRADLEY

    On February 20, 1998, the United States Court of Appeals for the Federal Circuit affirmed a lower court decision, which dismissed with prejudice an action filed against Chiron and others in 1994. In that action, Dr. Daniel W. Bradley, a former scientist at the U.S. Centers for Disease Control (the "CDC"), brought suit in the United States District Court for the Northern District of California against Chiron, Ortho, certain employees of Chiron, and the United States government. Bradley alleged he was wrongly excluded as an inventor of HCV and that these patents are unenforceable. He requested various forms of relief, including a declaration that these patents are unenforceable, monetary damages, a constructive trust on all past and future profits, and penalties under federal and state Racketeering and Corrupt Organization ("RICO") statutes. Chiron successfully moved to dismiss the action on the grounds, among others, that all claims were barred by a 1990 Settlement Agreement between Chiron, Bradley, and the CDC. The decision is subject to appeal.

CONNAUGHT LABORATORIES, LIMITED

    On June 17, 1997, Chiron S.p.A. filed an action in the Tribunale di Milano, Italy, against Connaught challenging the validity of the Italian counterpart of Connaught's European Patent 0 527 753 (the " '753 patent"). The '753 patent claims allegedly relate to the pertactin protein of bordetella pertussis. Connaught has counterclaimed for infringement and seeks an injunction and damages. It is not known when nor on what basis the litigation will be concluded.

    Connaught also owns EP 0 322 115 (the " '115 patent") relating to pertussis toxin mutants. On July 17, 1997, Connaught filed suit in the Landgericht Dusseldorf, Germany, against Chiron Behring, Chiron S.p.A., and Behringwerke AG asserting imminent infringement of the '115 patent. Connaught seeks to prevent introduction of Chiron's acellular pertussis vaccine in Germany. Also, Connaught seeks damages and an order from the German court enjoining Chiron S.p.A. from manufacturing and selling the Company's acellular pertussis vaccine in both Germany and Italy. It is not known when nor on what basis litigation will be concluded.

    On December 3, 1997, Chiron filed an action in the District Court of The Hague, The Netherlands, against Connaught to revoke the Dutch counterpart of the '115 patent on grounds of invalidity. It is not known when nor on what basis the litigation will be concluded.

EVANS

    Evans Medical Limited (a division of Medeva plc) ("Evans") owns European Patent 0 162 639 (the " '639 patent") which allegedly relates to the p69 antigen of bordetella pertussis. Chiron was involved in litigation with Evans, Medeva plc and its exclusive licensee, SmithKline Beecham Biologicals in several jurisdictions concerning the '639 patent before the European Patent Office (the "EPO"). The EPO's Technical Board of Appeal revoked the Evans '639 patent throughout Europe on March 10, 1998. This final and unappealable decision effectively renders the other pending matters (in Italy, the U.K., and The Netherlands) moot.

    An action was filed on April 4, 1996 by Evans against the Company in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,237,052 and 5,438,120, counterparts to the '639 patent. Evans also seeks damages and injunctive relief. That matter was transferred to the United States District Court for the District of Delaware in April 1997. Chiron has counterclaimed alleging the invalidity of the two U.S. patents in suit. It is not known when nor on what basis this litigation will be concluded.

F. HOFFMANN-LA ROCHE

    On January 27, 1998, Chiron initiated an action against Roche, several of its subsidiary companies, and Bradley (see BRADLEY, above) in the United States Court for the Northern District of California. The Company asserts that Roche's manufacture and sale of Amplicor-TM- HCV Test and Amplicor-TM- HCV Monitor Test constitutes infringement of Chiron's U.S. Patent Nos. 5,712,088 (the " '088 patent") and 5,714,596 (the " '596 patent"). The action also asserts that Bradley has breached a settlement agreement (see BRADLEY, above) and committed the tort of slander of title with respect to Chiron's HCV technology. The action seeks damages, injunctive relief, and a declaratory judgment that Chiron is the sole and exclusive owner of its HCV technology. It is not known when nor on what basis this litigation will be concluded.

    In February 1998, Chiron filed an action in The District Court of The Hague, The Netherlands against Roche, several of its subsidiary companies, and one of Roche's Dutch customers asserting Roche's infringement of the Company's European Patent 0 318 216 (the " '216 patent") relating to HCV technology. Chiron seeks a cross-border injunction prohibiting the manufacture and sale of Roche's Amplicor-TM- HCV Test and Amplicor-TM- HCV Monitor Test. Roche and Chiron are both currently appealing to the EPO's Technical Board of Appeals a decision upholding the '216 patent in amended form. It is not known when nor on what basis these matters will be concluded.

ORTHO DIAGNOSTIC SYSTEMS, INC.

    In February 1998, Chiron filed a lawsuit against Ortho in the United States District Court for the Northern District of California. The suit seeks to compel arbitration regarding Ortho's obligation to maximize the profitability of the joint immunodiagnostics business with Chiron by, among other things, accepting Chiron's offer to contribute to the joint business the rights to develop and market hepatitis and retrovirus assays for use on Chiron's immunodiagnostic systems. It is not known when nor on what basis this matter will be concluded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of Chiron's stockholders in the quarter ended December 28, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

NAME                                    AGE                                       TITLE
----------------------------------      ---      -----------------------------------------------------------------------
Richard W. Barker, Ph.D.                    49   Senior Vice President; President, Chiron Diagnostics
Rajen K. Dalal                              44   Vice President, Corporate Development
William G. Green, Esq.                      53   Senior Vice President, General Counsel and Secretary
Sean P. Lance                               50   Appointed President and Chief Executive Officer in March 1998,
                                                   effective no later than May 1, 1998
Magnus Lundberg                             42   Vice President; President, Chiron Therapeutics and Chiron Vaccines
Philip K. Moody                             46   Vice President, Financial Operations
Edward E. Penhoet, Ph.D.                    57   President and Chief Executive Officer
William J. Rutter, Ph.D.                    69   Chairman
Linda W. Short                              52   Vice President, Human Resources
James R. Sulat                              47   Appointed Chief Financial Officer in March 1998, effective April 1,
                                                   1998
Pablo D.T. Valenzuela, Ph.D.                56   Senior Vice President
Lewis T. Williams, M.D., Ph.D.              48   Chief Scientific Officer; President, Chiron Technologies

    DR. BARKER joined the Company in May 1996, as Senior Vice President, and President of Chiron Diagnostics. From 1994 to 1996, he was General Manager of IBM Worldwide Healthcare Solutions, and also headed the IBM Consulting Group's healthcare activities. From 1980 to 1993, Dr. Barker led the European Healthcare Practice for McKinsey & Company, an international consulting firm, also serving healthcare clients in North America and Asia, on issues of corporate strategy and alliances, organizational change and international marketing. He has a Ph.D. in biophysics. Dr. Barker joined the Board of Sunquest Information Systems in August 1996.

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

    MR. LANCE was appointed President and Chief Executive Officer of the Company in March 1998, effective no later than May 1, 1998. During the past twelve years, Mr. Lance has held various executive positions with Glaxo Holdings plc, London, England. In October 1996 he was appointed Managing Director of Glaxo Wellcome plc and in January 1997 he was appointed Chief Operating Officer and Chief Executive Designate of Glaxo. From 1993 to 1996, Mr. Lance was Executive Director of Glaxo Holdings, responsible for commercial operations in the Middle East, Africa, Europe and Latin America. Mr. Lance was also President of the International Federation of Pharmaceutical Manufacturers Associations from October 1996 to February 1998, an Executive Member of the International Committee of Pharmaceutical Research and Manufacturers of America, and a director of the British Pharma Group. He also serves on the Steering Committee of Healthcare 2000.

    MR. LUNDBERG joined the Company in September 1996 as Vice President, and President of Chiron Therapeutics, and was appointed President of Chiron Vaccines in January 1997. From 1981 until joining the Company, Mr. Lundberg held sales, marketing, clinical development and general management positions in various divisions of Pharmacia, including diagnostics, dermatology, drug delivery, urology and cardiovascular products. Recently, he was the General Manager of Pharmacia AB, Biopharmaceuticals, and Peptide Hormones, where he was responsible for both international consolidation, pharmaceutical development and global marketing, including the development of a growth hormone product. From January 1996 to August 1996, he was head of metabolic diseases with global responsibility for all growth hormone, thrombosis and diabetes products.

    MR. MOODY joined the Company in February 1995, as Corporate Director, Financial Planning. He was appointed Vice President, Financial Operations in December 1997, and designated the principal financial accounting officer of the Company in February 1998. Prior to joining the Company, Mr. Moody was the Director of Corporate Planning of APL, Ltd., from May 1988 to February 1995.

    DR. PENHOET, a cofounder of the Company and a director since 1981, has served as Chief Executive Officer since the Company's inception. Dr. Penhoet will assume the position of Vice Chairman of the Company upon the effectiveness of Mr. Lance's appointment as President and Chief Executive Officer of the Company. Dr. Penhoet has been a faculty member of the Biochemistry Department at the University of California, Berkeley, for 24 years. Since 1983, he has been an Adjunct Professor at that university. In 1997, Dr. Penhoet was appointed the Chairman of California Healthcare Institute, a public policy research and advocacy organization located in La Jolla, California, and a member of the board of directors of Onyx Pharmaceuticals, Inc.

    DR. RUTTER, a co-founder of the Company, has served as its Chairman since the Company's inception in 1981. He was Director of the Hormone Research Institute at the University of California, San Francisco Medical Center ("UCSF"), from 1983 to May 1989, and has been on the faculty at UCSF since 1969, becoming a Professor Emeritus in 1991. He has served as a director of Novartis since 1995. Since 1992, Dr. Rutter has served on the Board of Overseers, Harvard University. He has also served on the Board of Trustees, Carnegie Institution of Washington since 1995.

    MS. SHORT joined the Company in November 1997, as the Vice President, Human Resources. Prior to that she was the Director of Human Resources of Industrial Indemnity from 1994 to 1997. From 1989 to 1994, Ms. Short held various managerial positions with the Bank of America, more recently in 1994, as Project Manager in charge of the merger of Continental Bank into Bank of America, and as Director of Human Resources for Wholesale Banking from 1993 to 1994, and Director of Human Resources of the Asia Division from 1989 to 1993.

    MR. SULAT was appointed Chief Financial Officer of the Company in March 1998, effective as of April 1, 1998. He was the Chief Financial Officer of Stanford Health Services, the clinical healthcare delivery arm of the Stanford University Medical Center, from 1993 to October 1997. In November 1997, Stanford Health Services merged with the University of California at San Francisco, and Mr. Sulat served as the Treasurer of the merged entity, UCSF Stanford Health Care, until joining the Company. From 1990 to

1993, Mr. Sulat was the Chief Financial Officer and Vice President, Operations, of Esprit de Corp, a privately-owned apparel manufacturer. Mr. Sulat is also a director of Vans, Inc., a shoe manufacturer, and General Surgical Innovations, Inc., a medical device manufacturer.

    DR. VALENZUELA, a co-founder of the Company, became Senior Vice President in March 1989, having served as Vice President and Director of Research since the Company's inception in 1981. He was an Associate Professor at the University of California, San Francisco, and also has held adjunct faculty positions at Catholic University in Santiago, Chile.

    DR. WILLIAMS joined the Company in August 1994 as Senior Vice President and President of Chiron Technologies. In 1998, he was promoted to Chief Scientific Officer of the Company. From 1988 until joining the Company, he was a professor of medicine at the University of California, San Francisco. Prior to joining UCSF, he was on the faculty of Harvard Medical School. In addition, he was a co-founder and director of COR Therapeutics, Inc. from 1988 until joining the Company. From 1992 to 1994, Dr. Williams served on the Scientific Advisory Board of Geron Corporation.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The information under the caption "Market Price of Common Stock" in Exhibit 13 to this Report is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                  1997          1996          1995         1994         1993
                                              ------------  ------------  ------------  -----------  -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations Data:
  Total revenues............................  $  1,162,058  $  1,101,840  $    924,271  $   345,211  $   232,828
  Research and development..................       375,955       352,472       327,887      156,522      134,230
  Income (loss) from continuing
    operations..............................        50,838        56,603      (465,274)      18,613       18,014
  Income (loss) per common share from
    continuing operations...................          0.29          0.33         (2.86)        0.14         0.14
  Income (loss) per common share from
    continuing operations-- assuming
    dilution................................          0.29          0.32         (2.86)        0.14         0.13
  Weighted average shares outstanding.......       173,524       169,347       162,442      131,888      128,376
  Weighted average shares
    outstanding--assuming dilution..........       177,988       177,104       162,442      136,885      134,259

                                                                         DECEMBER 31,
                                              ------------------------------------------------------------------
                                                  1997          1996          1995         1994         1993
                                              ------------  ------------  ------------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT EMPLOYEE DATA)
Consolidated Balance Sheets Data:
  Working capital...........................  $    298,866  $    223,599  $    268,408  $   314,174  $   256,419
  Total assets..............................     1,768,478     1,688,670     1,489,847    1,049,742      968,597
  Long-term debt............................       397,217       419,589       413,248      338,061      332,991
  Accumulated deficit.......................      (961,986)   (1,032,554)   (1,087,699)    (575,236)    (593,561)
  Stockholders' equity......................       873,945       764,855       672,061      572,631      522,289

Number of employees.........................         7,460         7,434         6,894        2,668        2,179

    During 1995, the Company changed its fiscal year from a December 31 calendar year-end to a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. Therefore, the 1997, 1996 and 1995 fiscal years ended on December 28, 1997, December 29, 1996 and December 31, 1995, respectively. Each fiscal year was 52 weeks long. For presentation purposes, dates used above refer to the fiscal month end.

    On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of its wholly owned ophthalmic products subsidiary, Chiron Vision Corporation ("Chiron Vision"), to Bausch & Lomb Incorporated ("B&L") for $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Agreement"), dated as of October 21, 1997, between Chiron and B&L. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the results of operations of Chiron Vision are reported in the Company's consolidated financial statements as discontinued operations and, therefore, are excluded from the consolidated statements of operations data above.

    At December 31, 1997, the consolidated balance sheets data above includes the following amounts attributable to discontinued operations: total assets of $208.9 million and long-term debt of $0.4 million. In addition, the number of employees at December 31, 1997, included in the table above, is inclusive of 978 employees of Chiron Vision.

    Effective January 1, 1995, under a series of agreements between Chiron and Novartis, Chiron acquired Chiron Diagnostics and Novartis' interests in Chiron Vaccines Company and Chiron S.p.A. The acquisition of those entities was accounted for by the purchase method; therefore, the operating results for those entities are included for the entire year. On September 29, 1995, Chiron acquired Viagene, Inc. ("Viagene") in a transaction accounted for by the purchase method; therefore, the operating results of Viagene are included from the date of the acquisition.

    The Company has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 to this Report is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management" in
Exhibit 13 to this Report, is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data included in the Consolidated Financial Statements, Exhibit 13 to this Report, are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Reporting Compliance" in the Company's definitive Proxy Statement with respect to Chiron's 1998 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 28, 1997 (the "Proxy Statement"). Information as to the Company's executive officers appears at the end of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    The information in the section entitled "Compensation of Directors and Executive Officers" in the Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information in the sections entitled "Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements

          The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Independent Auditors' Report, included in Exhibit 13 to this Report, are incorporated herein by this reference.

  2. Financial Statement Schedule

         Schedule II--Valuation and Qualifying Accounts and Reserves

         All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

         The Independent Auditors' Report on the Consolidated Financial Statement Schedule appears on page 31 of this Report.

(b)  Reports on Form 8-K

    On October 22, 1997, the Company filed a Current Report on Form 8-K reporting under Item 5 that it had signed an agreement to sell its ophthalmic products business to Bausch & Lomb Incorporated. On January 13, 1998, the Company filed a Current Report on Form 8-K reporting under Item 2 the closing of the sale of its ophthalmic products business to Bausch & Lomb Incorporated. On March 25, 1998, the Company filed a Current Report on Form 8-K reporting under
Item 5 the appointment of Sean P. Lance as President and Chief Executive Officer, effective no later than May 1, 1998, and the appointment of James R. Sulat as Chief Financial Officer, effective April 1, 1998.

(c) Exhibits

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
      3.01   Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of
             State of Delaware on August 17, 1987, incorporated by reference to Exhibit 3.01 of the Registrant's Form
             10-K report for fiscal year 1996.
      3.02   Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the
             Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to Exhibit
             3.02 of the Registrant's Form 10-K report for fiscal year 1996.
      3.03   Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the
             Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of the Registrant's Form 10-Q report for the period ended June 30, 1996.
      3.04   Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.03 of the Registrant's Form
             10-K report for fiscal year 1994.
      4.01   Indenture, dated as of May 21, 1987, between Cetus Corporation and Bankers Trust Company, Trustee,
             incorporated by reference to Exhibit 4.01 of the Registrant's Form 10-Q report for the period ended
             September 30, 1994.
      4.02   First Supplemental Indenture, dated as of December 12, 1991, by and among Registrant, Cetus Corporation, and Bankers Trust Company.
      4.03   Second Supplemental Indenture, dated as of March 25, 1996, by and among the Registrant, Cetus Oncology
             Corporation (formerly Cetus Corporation), and Bankers Trust Company, incorporated by reference to
             Exhibit 4.03 of the Registrant's Form 10-Q report for the period ended June 30, 1996.
      4.04   Indenture, dated as of November 15, 1993, between Registrant and The First National Bank of Boston, as
             Trustee, incorporated by reference to Exhibit 4.03 of the Registrant's Form 10-K report for fiscal year
             1993.
      4.05   $1,000,000 County of Lorain, Ohio Variable Rate Industrial Revenue Bonds dated as of July 1, 1984, due
             July 1, 2014, incorporated by reference to Exhibit 4.06 of the Registrant's Form 10-Q report for the period ended April 2, 1995. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation 601(b)(4)(iii).
      4.06   $1,000,000 Walpole Industrial Development Authority 6.75% Industrial Revenue Bonds dated as of July 1,
             1979, due July 1, 2004, incorporated by reference to Exhibit 4.07 of the Registrant's Form 10-Q report for the period ended April 2, 1995. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation
             601(b)(4)(iii).
    10.001   Lease between Sclavo S.p.A. and Biocine Sclavo S.p.A., dated January 7, 1992, incorporated by reference to Exhibit 10.49 of the Registrant's Form 10-Q report for the period ended April 2, 1995.
    10.002   Purchase Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.90 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
    10.003   Lease Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.91 of the Registrant's Form 10-Q report for the period ended June 30, 1996.
    10.004   Ground Lease between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.92 of the Registrant's Form 10-Q report for the period ended June 30, 1996.
    10.005   through 10.099 Reserved
    10.101   Revolving Credit Agreement, dated as of February 27, 1998, between Registrant and Bank of America
             National Trust and Savings Association.
    10.102   Revolving Credit Agreement dated as of March 23, 1998, between Chiron Corporation and Swiss Bank
             Corporation.
    10.103   Guaranty, dated as of September 29, 1994, made by Registrant, in favor of Bankers Trust Company, as trustee, incorporated by reference to Exhibit 10.52 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
    10.104   Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The First National Bank of Boston, as trustee, incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
    10.105   Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and Hoffmann-La Roche
             Inc., incorporated by reference to Exhibit 10.36 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
    10.106   Letter Agreement, dated as of December 12, 1991, relating to Stock Purchase and Warrant Agreement between Registrant and Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.51 of
             Registrant's Form 10-K report for fiscal year 1996.
    10.107   through 10.199 Reserved
    10.200   Agreement between the Registrant and Ortho Diagnostic Systems, Inc., a New Jersey corporation, dated
             August 17, 1989, and Amendment to Collaboration Agreement between Ortho Diagnostic Systems, Inc. and
             Registrant, dated December 22, 1989 (with certain confidential information deleted), incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
    10.201   License and Supply Agreement between Ortho Diagnostic Systems, Inc., a New Jersey corporation, the
             Registrant and Abbott Laboratories, an Illinois corporation, dated August 17, 1989 (with certain confidential information deleted), incorporated by reference to Exhibit 10.15 of the Registrant's Form
             10-Q report for the quarter ended June 30, 1994.
    10.202   Purchase and Assignment Agreement between Behringwerke Aktiengesellschaft, on the one side, and 31.CORSA
             Verwaltungsgesellschaft mbH and the Registrant, on the other side, dated February 17, 1996, Closing
             Agreement, by and among Behringwerke Aktiengesellschaft, on the one side, and the Registrant and
             31.CORSA Verwaltungsgesellschaft mbH, on the other side, dated June 29, 1996 and Letter Agreement dated
             June 29, 1996 between the Registrant, 31.CORSA Verwaltungsgesellschaft mbH and Behringwerke
             Aktiengesellschaft, incorporated by reference to Exhibit 10.86 of the Registrant's Form 10-Q report for the period ended September 29, 1996. (Certain confidential information has been omitted from the
             Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by
             Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.203   Regulatory Filing, Development and Supply Agreement between the Registrant, Cetus Oncology Corporation, a wholly-owned subsidiary of the Registrant, and Schering AG, a German company, dated as of May 10, 1993
             (with certain confidential information deleted), incorporated by reference to Exhibit 10.50 of the
             Registrant's current report on Form 8-K dated February 9, 1994.

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
    10.204   Letter Agreement dated December 30, 1993 by and between Registrant and Schering AG, a German company
             (with certain confidential information deleted), incorporated by reference to Exhibit 10.51 of the
             Registrant's Form 10-K report for fiscal year 1993.
    10.205   Amendment Agreement (HDS Fees and Deeply Discounted Vials) dated as of September 23, 1997 between
             Registrant and Schering Aktiengesellschaft. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".)
    10.206   Agreement between the Registrant and Cephalon, Inc. dated as of January 7, 1994, and Letter Agreements between the Registrant and Cephalon dated January 13, 1995 and May 23, 1995, incorporated by reference to Exhibit 10.85 of the Registrant's Form 10-K report for fiscal year 1995. (Certain information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment
             Requested".)
    10.207   Letter Agreement dated as of December 4, 1997, between the Registrant and Ortho Pharmaceutical
             Corporation and Ortho Biotech, Inc. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".)
    10.208   through 10.299 Reserved
    10.301   Agreement made as of November 11, 1993 by and between Kodak Clinical Diagnostics Limited, a company registered in England, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated
             October 7, 1994 from Kodak Clinical Diagnostics Limited to Ciba Corning Diagnostics Corp., incorporated by reference to Exhibit 10.50 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by
             Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.302   Amended and Restated License Agreement effective April 1, 1996, between Ciba Corning Diagnostics Corp., a Delaware corporation, and Bioanalysis Limited, a corporation organized under the laws of the United
             Kingdom of Great Britain and Northern Ireland, incorporated by reference to Exhibit 10.56 of the
             Registrant's Form 10-Q report for the period ended September 29, 1996. (Certain confidential information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.303   Licensing Agreement, effective December 18, 1986, by and between Miles Laboratories, Inc., a Delaware corporation, and Ciba Corning Diagnostics Corp., a Delaware corporation, and Letter dated December 18,
             1992 from Ciba Corning Diagnostics Corp. to Miles Laboratories, Inc., incorporated by reference to
             Exhibit 10.65 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2,
             1995. (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
    10.304   Magnetocluster Binding Assay Technology Agreement, dated as of January 21, 1983, by and between
             Bioclinical Group, Inc., a Delaware corporation, and Corning Glass Works, a New York corporation, incorporated by reference to Exhibit 10.66 of Amendment No. 1 to the Registrant's Form 10-Q report for the period ended April 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.305   Turn-back License Agreement, dated as of May 30, 1986, by and between Ciba Corning Diagnostics Corp., a
             Delaware corporation, and Advanced Magnetics, Inc., a Delaware corporation, incorporated by reference to
             Exhibit 10.67 of the Registrant's Form 10-Q report for the period ended April 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.306   Settlement Agreement, dated August 30, 1989, between Ciba Corning Diagnostics Corp. and Advanced
             Magnetics, Inc., incorporated by reference to Exhibit 10.68 of the Registrant's Form 10-Q report for the period ended April 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.307   Settlement Agreement on Purified IL-2, made as of April 14, 1995, by and between Cetus Oncology
             Corporation, dba Chiron Therapeutics, a Delaware corporation, and Takeda Chemical Industries, Ltd., a
             Japanese corporation, incorporated by reference to Exhibit 10.74 of the Registrant's Form 10-Q report for the period ended July 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.308   Agreement, effective as of December 21, 1988, by and between Hoffmann-La Roche Inc., a New Jersey corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.70 of the Registrant's Form
             10-Q report for the period ended April 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.309   Agreement, effective as of December 21, 1988, by and among F. Hoffmann-La Roche Ltd., a Swiss corporation, Cetus Corporation, and EuroCetus International, B.V., a Netherlands Antilles corporation, incorporated by reference to Exhibit 10.71 of the Registrant's Form 10-Q report for the period ended
             April 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by
             Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.310   License Agreement made and entered into December 1, 1987, by and between Sloan Kettering Institute for
             Cancer Research, a not-for-profit New York corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.75 of the Registrant's Form 10-Q report for the period ended July 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.311   through 10.399 Reserved
    10.401   Stock Purchase Agreement, dated as of October 21, 1997, between Bausch & Lomb Incorporated and
             Registrant, incorporated by reference to Exhibit 99.1 of the Registrant's current report on Form 8-K dated January 12, 1998.
    10.402   through 10.499 Reserved
    10.501   Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Annex 2 of the Registrant's
             Proxy Statement dated April 11, 1997.*
    10.502   Forms of Option Agreements, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to
             Exhibit 10.17 of the Registrant's Form 10-K report for fiscal year 1993.*

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
    10.503   Form of Automatic Share Right Agreement, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.19 of Registrant's Form 10-Q report for the period ended September 29, 1996.*
    10.504   Forms of Option Agreements, Cetus Corporation Amended and Restated Common Stock Option Plan,
             incorporated by reference to Exhibit 10.27 of Registrant's Form 10-Q report for the period ended March
             30, 1997.*
    10.505   Forms of Supplemental Letter concerning the assumption of Cetus Corporation options by the Registrant, incorporated by reference to Exhibit 10.27 of Registrant's Form 10-K report for fiscal year 1996.*
    10.506   Form of Option Agreement (with Purchase Agreements attached thereto) between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership, a California limited partnership, incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-Q report for the period ended
             September 30, 1994.
    10.507   Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December 30, 1986, between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership II, a
             California limited partnership, incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-Q report for the period ended September 30, 1994.
    10.508   Description of Chiron Corporation's 1997 Executive Officers Variable Compensation Program.*
    10.509   Form of Performance Unit Agreement, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.94 of the Registrant's Form 10-K report for fiscal year 1996.*
    10.510   through 10.599 Reserved
    10.601   Indemnification Agreement between the Registrant and Dr. William J. Rutter, dated as of February 12,
             1987 (which Form of agreement is used for each member of Registrant's Board of Directors), incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-Q report for the period ended September 30,
             1994.
    10.602   Supplemental Benefits Agreement, dated July 21, 1989, between the Registrant and Dr. William J. Rutter, incorporated by reference to Exhibit 10.27 of the Registrant's Form 10-Q report for the period ended
             September 30, 1994.*
    10.603   Letter Agreement dated September 26, 1990 between the Registrant and William G. Green, incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-K report for fiscal year 1992.*
    10.604   Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T. Williams, incorporated by reference to Exhibit 10.54 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*
    10.605   Letter Agreement dated January 27, 1998, between the Registrant and Lewis T. Williams.*
    10.606   Letters dated May 6, 1996 and May 25, 1996 to Magnus Lundberg, incorporated by reference to Exhibit
             10.61 of the Registrant's Form 10-Q report for the period ended September 29, 1996.*
    10.607   Letter dated January 8, 1997 to Magnus Lundberg, incorporated by reference to Exhibit 10.65 of the
             Registrant's Form 10-K report for fiscal year 1996.*
    10.608   Letter dated March 17, 1998 to Magnus Lundberg.*
    10.609   Letter Agreement between the Registrant and Dr. Richard W. Barker, dated May 1, 1996, incorporated by reference to Exhibit 10.88 of the Registrant's Form 10-Q report for the period ended June 30, 1996.*

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
    10.610   Letter Agreement dated December 18, 1991 between Registrant and Jack Schuler, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-K report for fiscal year 1992.*
    10.611   Letter Agreement dated March 18, 1998 between Registrant and Sean P. Lance.*
    10.612   Letter Agreement dated March 19, 1998 between Registrant and James R. Sulat.*
    10.613   through 10.699 Reserved
    10.701   Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation,
             Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.54 of the
             Registrant's current report on Form 8-K dated November 20, 1994.
    10.702   Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation and
             Chiron Corporation, incorporated by reference to Exhibit 10.55 of the Registrant's current report on
             Form 8-K dated November 20, 1994.
    10.703   Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation,
             Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.56 of the
             Registrant's current report on Form 8-K dated November 20, 1994.
    10.704   Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy Limited and
             Chiron Corporation, incorporated by reference to Exhibit 10.57 of the Registrant's current report on
             Form 8-K dated November 20, 1994.
    10.705   Registration Rights Agreement dated as of November 20, 1994 between Ciba Biotech Partnership, Inc. and
             Chiron Corporation, incorporated by reference to Exhibit 10.58 of the Registrant's current report on
             Form 8-K dated November 20, 1994.
    10.706   Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy
             Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit
             10.59 of the Registrant's current report on Form 8-K dated November 20, 1994.
    10.707   Amendment dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech
             Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.60 of the Registrant's current report on Form 8-K dated January 4, 1995.
    10.708   Supplemental Agreement dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation,
             Ciba Biotech Partnership, Inc. and Chiron Corporation, incorporated by reference to Exhibit 10.61 of the
             Registrant's current report on Form 8-K dated January 4, 1995.
    10.709   Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among
             Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation,
             incorporated by reference to Exhibit 10.62 of the Registrant's current report on Form 8-K dated January
             4, 1995.*
    10.710   Agreement, dated November 27, 1996, between Ciba-Geigy Limited and the Registrant, incorporated by reference to Exhibit 10.92 of the Registrant's Form 8-K report filed with the Commission on December 17,
             1996.
    10.711   Amendment dated March 26, 1997, to Agreement dated November 27, 1996, between Novartis Pharma AG and the
             Registrant, incorporated by reference to Exhibit 10.44 of the Registrant's Form 10-Q report for the period ended March 30, 1997.
    10.712   Letter Agreement dated December 19, 1997, between Novartis Pharma AG and the Registrant.

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
    10.713   Letter Agreement dated December 24, 1997, between Novartis Corporation and the Registrant. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange
             Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment
             Requested".)
    10.714   Letter Agreement, dated May 6, 1996, as to consent to assignment of contracts to Novartis Limited, among the Registrant, Ciba-Geigy Limited, Ciba-Geigy Corporation and Ciba Biotech Partnership, Inc.,
             incorporated by reference to Exhibit 10.43 of the Registrant's Form 10-K report for fiscal year 1996.
    10.715   Letter Agreement, dated December 19, 1996, regarding compensation paid by the Registrant for director services performed by employees of Ciba-Geigy Limited, incorporated by reference to Exhibit 10.44 of the
             Registrant's Form 10-K report for fiscal year 1996.*
    10.716   Research Agreement, dated as of July 15, 1985, between Ciba-Geigy Limited, a Swiss corporation, and Ciba
             Corning Diagnostics Corp., a Delaware corporation, incorporated by reference to Exhibit 10.64 of the
             Registrant's Form 10-Q report for the period ended April 2, 1995.
    10.717   Chiron Funding L.L.C. Limited Liability Company Agreement, entered into and effective as of December 28,
             1995, among the Registrant, Chiron Biocine Company and Biocine S.p.A. and Ciba-Geigy Corporation,
             incorporated by reference to Exhibit 10.80 of the Registrant's Form 10-K report for fiscal year 1995.
             (Certain information has been omitted from the Agreement and filed separately with the Securities and
             Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule
             24b-2. The omitted confidential information has been identified by the following statement:
             "Confidential Treatment Requested".)
    10.718   Agreement between Ciba-Geigy Limited and the Registrant made November 15, 1995, incorporated by reference to Exhibit 10.81 of the Registrant's Form 10-K report for fiscal year 1995. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange
             Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment
             Requested".)
    10.719   Reimbursement Agreement dated as of March 24, 1995, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.76 of the Registrant's Form 10-Q report for the period ended July 2, 1995.
    10.720   Reimbursement Agreement, dated as of June 28, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.94 of the Registrant's Form 10-Q report for the period ended June 30, 1996.
    10.721   Reimbursement Agreement, dated as of July 12, 1996, between Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.93 of the Registrant's Form 10-Q report for the period ended June 30, 1996.
    10.722   Royalty Projects Agreement by and between Ciba Corning Diagnostics Corp., a Delaware corporation, and
             Ciba-Geigy Limited, a Swiss corporation, incorporated by reference to Exhibit 10.87 of the Registrant's
             Form 10-Q report for the period ended September 29, 1996. (Certain confidential information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)
    10.723   Form of Debenture Purchase Agreement between the Registrant and Ciba-Geigy, Limited, a Swiss corporation, dated June 22, 1990, incorporated by reference to Exhibit 10.25 of the Registrant's Form
             10-K report for fiscal year 1994.

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
    10.724   Chiron Corporation 1.90% Convertible Subordinated Note due 2000, Series B, incorporated by reference to
             Exhibit 10.25 of the Registrant's Form 10-K report for fiscal year 1993.
    10.725   Promissory Note, as amended and restated, dated January 1, 1995 by Ciba Corning Diagnostics Corp., incorporated by reference to Exhibit 10.83 of the Registrant's Form 10-K report for fiscal year 1995.
    10.726   through 10.799 Reserved
    10.801   through 10.899 Reserved
        11   Statement of Computation of Earnings (Loss) per Share.
        13   Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated
             Financial Statements.
        21   List of Subsidiaries of the Registrant.
      23.1   Consent of KPMG Peat Marwick LLP, Independent Auditors. The consent set forth on page 32 is incorporated herein by reference.
        24   Power of Attorney. The Power of Attorney set forth on pages 29 and 30 is incorporated herein by reference.
      27.1   Financial Data Schedule for Fiscal Year ended December 28, 1997.
      27.2   Financial Data Schedule for Fiscal Year ended December 29, 1996 (Restated).
      27.3   Financial Data Schedule for Fiscal Year ended December 31, 1995 (Restated).

------------------------

*   Management contract, compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 27, 1998

                                CHIRON CORPORATION

                                By             /s/ EDWARD E. PENHOET
                                     -----------------------------------------
                                              Edward E. Penhoet, Ph.D.
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS:

    That the undersigned officers and directors of Chiron Corporation, a Delaware corporation, do hereby constitute and appoint Edward E. Penhoet, Ph.D. and William J. Rutter, Ph.D., and each of them, the lawful attorney and agent or attorneys and agents, with full power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, and any one of them, determine may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                   DATE
------------------------------  ---------------------------  -----------------

                                President, Chief Executive      March 27, 1998
                                  Officer, Chief Financial
    /s/ EDWARD E. PENHOET         Officer and Director
------------------------------    (Principal Executive
   Edward E. Penhoet, Ph.D.       Officer and Principal
                                  Financial Officer)

     /s/ PHILIP K. MOODY        Vice President, Financial       March 27, 1998
------------------------------    Operations and Principal
       Philip K. Moody            Accounting Officer

    /s/ WILLIAM J. RUTTER       Chairman of the Board of        March 27, 1998
------------------------------    Directors
   William J. Rutter, Ph.D.

     /s/ VAUGHN D. BRYSON       Director                        March 27, 1998
------------------------------
       Vaughn D. Bryson

     /s/ LEWIS W. COLEMAN       Director                        March 27, 1998
------------------------------
       Lewis W. Coleman

     /s/ PIERRE E. DOUAZE       Director                        March 27, 1998
------------------------------
       Pierre E. Douaze

     /s/ DONALD A. GLASER       Director                        March 27, 1998
------------------------------
   Donald A. Glaser, Ph.D.

     /s/ PAUL L. HERRLING       Director                        March 27, 1998
------------------------------
   Paul L. Herrling, Ph.D.

       /s/ ALEX KRAUER          Director                        March 27, 1998
------------------------------
      Alex Krauer, Ph.D.

     /s/ JACK W. SCHULER        Director                        March 27, 1998
------------------------------
       Jack W. Schuler

   /s/ PIETER J. STRIJKERT      Director                        March 27, 1998
------------------------------
  Pieter J. Strijkert, Ph.D.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Chiron Corporation:

    Under date of January 30, 1998, we reported on the consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG PEAT MARWICK LLP

San Francisco, California
January 30, 1998

             CONSENT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statements (File Numbers 33-20181, 33-35182, 2-90595, 33-23899, 33-58305, 33-44477,
33-65024, 33-65177, 333-10419, 333-28257, 333-42469, 33-45822 and 33-63297 on
Form S-8 and File Number 33-43574 on Form S-3) of Chiron Corporation of our reports dated January 30, 1998, relating to the consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997 and the related schedule, which reports appear in the December 31, 1997 annual report on Form 10-K of Chiron Corporation.

                                          /s/ KPMG PEAT MARWICK LLP

San Francisco, California
March 27, 1998

                               CHIRON CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE

                                            PAGES OF EXHIBIT 13
                                               INCORPORATED         FORM 10-K
                                               BY REFERENCE           PAGE
                                          -----------------------   ---------
Consolidated Financial Statements and
  Notes.................................         14-52                 --
Report of KPMG Peat Marwick.............            53                 31
Schedule II--Valuation and Qualifying
  Accounts and Reserves.................            --                 34

                               CHIRON CORPORATION

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                       ADDITIONS
                                          BALANCE AT   CHARGED TO   CHARGED                                         BALANCE
                                          BEGINNING    COSTS AND    TO OTHER                                       AT END OF
DESCRIPTION                                OF YEAR      EXPENSES    ACCOUNTS      DEDUCTIONS   RECLASSIFICATIONS     YEAR
----------------------------------------  ----------   ----------   --------      ----------   -----------------   ---------
                                                                            (IN THOUSANDS)
1997:
Accounts receivable.....................   $20,692      $10,227      $  --         $ (8,001)          $--           $22,918
1996:
Accounts receivable.....................    18,524        8,848         --           (6,680)           --            20,692
1995:
Accounts receivable.....................     7,210        8,815      6,680(1)        (4,181)           --            18,524

------------------------

(1) Represents accounts receivable allowances as of the acquisition date related to acquired businesses.