Form 10-Q
period 1998-03-29
CHIRON CORP
filed 1998-05-07
CIK 706539

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

     (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

                                          OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM              TO
                                    ------------    ------------
Commission File Number: 0-12798

                                  CHIRON CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

     DELAWARE                                     94-2754624
------------------                          --------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

                   4560 HORTON STREET, EMERYVILLE, CALIFORNIA 94608
                   ------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                    (510) 655-8730
                                    --------------
                 (Registrant's telephone number, including area code)

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

                       Yes       X         No
                           -----------        ---------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             TITLE OF CLASS             OUTSTANDING AT APRIL 30, 1998

     Common Stock, $0.01 par value                177,344,892

                                  CHIRON CORPORATION
                                  TABLE OF CONTENTS

                                                                 PAGE NO.
                                                                 --------
PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of
          March 31, 1998 and December 31, 1997......................3

          Condensed Consolidated Statements of Operations for
          the three months ended March 31, 1998 and 1997............4

          Condensed Consolidated Statements of Comprehensive Income
          for the three months ended March 31, 1998 and 1997........5

          Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 1998 and 1997............6

          Notes to Condensed Consolidated Financial Statements......7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......13


PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS...................................21

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................22


SIGNATURES.........................................................24

                                  CHIRON CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                                        MARCH 31,   DECEMBER 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (UNAUDITED)
                                        ASSETS
Current assets:
     Cash and cash equivalents                         $  177,590    $   98,483
     Short-term investments in marketable debt
      securities                                          149,469        84,588
                                                       ----------    ----------
          Total cash and short-term investments           327,059       183,071
     Accounts receivable                                  295,532       344,044
     Inventories                                          133,224       165,652
     Assets held for sale (Note 4)                         40,929             -
     Other current assets                                  67,099        77,285
                                                       ----------    ----------
          Total current assets                            863,843       770,052
Noncurrent investments in marketable debt securities      121,258        75,401
Property, plant, equipment and leasehold improvements,
 at cost:
     Land and buildings                                   183,394       218,509
     Laboratory, production and office equipment          374,661       422,278
     Leasehold improvements                               108,274       123,379
     Construction in progress                              57,925        67,355
                                                       ----------    ----------
                                                          724,254       831,521
     Less accumulated depreciation and amortization      (256,123)     (277,623)
                                                       ----------    ----------
          Net property, plant, equipment and              468,131       553,898
          leasehold improvements
Purchased technology, net                                  20,035        45,903
Other intangible assets, net                               38,649        79,955
Investments in equity securities and affiliated
 companies                                                175,642       176,851
Other assets                                               67,843        66,418
                                                       ----------    ----------
                                                       $1,755,401    $1,768,478
                                                       ----------    ----------
                                                       ----------    ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $   65,373    $   79,339
     Accrued compensation and related expenses             37,071        59,405
     Short-term borrowings                                 40,014       154,700
     Current portion of unearned revenue                   26,897        13,361
     Taxes payable                                         51,871        37,191
     Other current liabilities                            144,895       127,190
                                                       ----------    ----------
          Total current liabilities                       366,121       471,186
Long-term debt                                            400,072       397,217
Other noncurrent liabilities                               23,381        26,130
                                                       ----------    ----------
          Total liabilities                               789,574       894,533
                                                       -----------   ----------
Commitments and contingencies
Stockholders' equity:
     Common stock                                           1,771         1,757
     Additional paid-in capital                         1,887,795     1,853,591
     Accumulated deficit                                 (907,505)     (961,986)
     Accumulated other comprehensive loss                 (15,625)      (18,808)
     Notes receivable from stock sales                       (609)         (609)
                                                       ----------    ----------
          Total stockholders' equity                      965,827       873,945
                                                       ----------    ----------
                                                       $1,755,401    $1,768,478
                                                       ----------    ----------
                                                       ----------    ----------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                        MARCH 31,     MARCH 31,
                                                          1998          1997
                                                       ----------    ----------
Revenues:
     Product sales, net                                $  204,472    $  200,791
     Equity in earnings of unconsolidated joint
       businesses                                          12,874        25,214
     Collaborative agreement revenues                      24,406        26,848
     Other revenues                                        27,153        27,092
                                                       ----------    ----------
          Total revenues                                  268,905       279,945
                                                       ----------    ----------
Expenses:
     Cost of sales                                         88,981        84,771
     Research and development                              90,846        87,961
     Selling, general and administrative                   73,678        76,049
     Restructuring and reorganization charges (Note 3)     24,198             -
     Other operating expenses                                 632         1,116
                                                       ----------    ----------
          Total expenses                                  278,335       249,897
                                                       ----------    ----------
Income (loss) from operations                              (9,430)       30,048

Interest expense                                           (7,046)       (8,505)
Other income, net                                           8,435         1,770
                                                       ----------    ----------
Income (loss) from continuing operations before income
 taxes                                                     (8,041)       23,313

Provision for income taxes                                  2,810         6,938
                                                       ----------    ----------
Income (loss) from continuing operations                  (10,851)       16,375
                                                       ----------    ----------
Discontinued operations (Note 2):
     Loss from discontinued operations                          -        (1,039)
     Gain on disposal of discontinued operations           65,332             -
                                                       ----------    ----------
Net income                                             $   54,481    $   15,336
                                                       ----------    ----------
                                                       ----------    ----------
Basic earnings per share:
     Income (loss) from continuing operations          $    (0.06)   $     0.10
                                                       ----------    ----------
                                                       ----------    ----------
     Net income                                        $     0.31    $     0.09
                                                       ----------    ----------
                                                       ----------    ----------
Diluted earnings per share:
     Income (loss) from continuing operations          $    (0.06)   $     0.09
                                                       ----------    ----------
                                                       ----------    ----------
     Net income                                        $     0.31    $     0.09
                                                       ----------    ----------
                                                       ----------    ----------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                        MARCH 31,     MARCH 31,
                                                          1998          1997
                                                       ----------    ----------
Net income                                             $   54,481    $   15,336
                                                       ----------    ----------
Other comprehensive income (loss):

 Foreign currency translation adjustment:
     Change in foreign currency translation adjustment
      during the period                                      (326)      (11,970)
     Plus:  reclassification adjustment for loss
      included in discontinued operations                   2,087             -
                                                       ----------    ----------
     Net foreign currency translation adjustment            1,761       (11,970)
                                                       ----------    ----------
 Unrealized gain from investments:
     Unrealized holding gains arising during the
      period, net of provision for income taxes of
      $1,263 and $2,156 for the three months ended
      March 31, 1998 and 1997, respectively                 2,246         3,832
     Less:  reclassification adjustment for net gains
      included in net income, net of income tax
      benefit of $1,014 for the three months ended
      March 31, 1998                                       (1,800)            -
                                                       ----------    ----------
     Net unrealized gain from investments                     446         3,832
                                                       ----------    ----------
Other comprehensive income (loss)                           2,207        (8,138)
                                                       ----------    ----------
Comprehensive income                                   $   56,688    $    7,198
                                                       ----------    ----------
                                                       ----------    ----------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                        MARCH 31,    MARCH 31,
                                                          1998         1997
                                                       ----------   -----------
Net cash provided by (used in) operating activities    $     (638)  $    29,318
                                                       ----------   -----------
Cash flows from investing activities:
     Purchases of investments in marketable debt
      securities                                         (165,197)       (9,418)
     Proceeds from sale and maturity of investments in
       marketable debt securities                          54,249        28,178
     Capital expenditures                                 (10,896)      (15,499)
     Proceeds from disposal of discontinued operations    298,939             -
     Other, net                                               101         4,603
                                                       ----------    ----------
        Net cash provided by investing activities         177,196         7,864
                                                       ----------    ----------
Cash flows from financing activities:
     Proceeds from issuance of short-term debt                  -         8,271
     Repayment of short-term debt                        (114,483)            -
     Repayment of notes payable and capital leases           (308)      (29,698)
     Proceeds from issuance of common stock                17,340        15,466
                                                       ----------    ----------
        Net cash used in financing activities             (97,451)       (5,961)
                                                       ----------    ----------
        Net increase in cash and cash equivalents          79,107        31,221
Cash and cash equivalents at beginning of the period       98,483        68,114
                                                       ----------    ----------
Cash and cash equivalents at end of the period         $  177,590    $   99,335
                                                       ----------    ----------
                                                       ----------    ----------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The information at March 31, 1998, and for the three months ended March 31, 1998 and 1997, is unaudited, but includes all normal recurring adjustments which the management of Chiron Corporation (the "Company" or "Chiron") believes to be necessary for fair presentation of the periods presented. The condensed consolidated balance sheet amounts at December 31, 1997 have been derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 28, 1997, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

     In the first quarter of 1998, Chiron completed the sale of its ophthalmic business unit, Chiron Vision Corporation ("Chiron Vision"), to Bausch & Lomb Incorporated (see Note 2). The accompanying Condensed Consolidated Statements of Operations for all periods presented reflect the after-tax results of Chiron Vision, and the gain on disposal thereof, as discontinued operations. In addition, certain previously reported amounts have been reclassified to conform with the current period presentation.

     FISCAL YEAR

     The fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. As a result, the first quarters of 1998 and 1997 represent the thirteen-week periods ended March 29, 1998 and March 30, 1997, respectively. For presentation purposes, dates used in the condensed consolidated financial statements and notes refer to the fiscal month end.

     INVENTORIES

     Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic (see Note 2) products are valued at cost, using the first-in, first-out ("FIFO") method which is less than market value. Inventories consist of the following:


                                MARCH 31,    DECEMBER 31,
                                  1998           1997
                              -----------    -----------
                                     (IN THOUSANDS)
          Finished goods      $    54,721    $    82,896
          Work in process          45,555         47,417
          Raw materials            32,948         35,339
                              -----------    ------------
                              $   133,224    $   165,652
                              -----------    -----------
                              -----------    -----------


     INCOME TAXES

     The 1998 estimated annual tax provision is expected to be 25 percent of pretax income from continuing operations, excluding restructuring and reorganization charges. The provision may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Restructuring and reorganization charges recorded during the first quarter of 1998 are expected to create a current additional income tax benefit of approximately $1.2 million in 1998, which will partially offset income tax expense attributable to pretax income from continuing operations, exclusive of such charges. The additional benefit is lower than the estimated annual tax rate applied to the restructuring and reorganization charges due to the timing of the deduction of a certain portion of the charges for income tax purposes, and because a substantial portion of the charge offsets income of certain subsidiaries which, without regard to such charges, is

                                  CHIRON CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    MARCH 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

already taxed at a low effective rate due to the use of certain net operating loss carryforwards. Income tax expense for the three months ended March 31, 1997 was based on an estimated annual effective income tax rate on pretax income from continuing operations of approximately 30 percent. The actual 1997 annual effective tax rate of 24 percent, exclusive of the impact of an impairment loss in the third quarter, reflects a change in estimate during the second half of 1997 of the mix of foreign versus domestic profits, benefits of certain tax credits and loss carryforwards, and anticipated foreign sales corporation benefits.

     PER SHARE DATA

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"), basic earnings per share data is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data is based on the weighted-average number of common and dilutive potential common shares outstanding. Dilutive potential common shares result from (i) the assumed exercise of outstanding stock options, warrants and equivalents thereof that have a dilutive effect when applying the treasury stock method; and (ii) performance units to the extent that dilutive shares are assumed to be issuable if the contingency and reporting periods ended on the same date. All prior-period per share data has been restated to conform with the provisions of SFAS 128 subsequent to its adoption by the Company in the fourth quarter of 1997.

     Income (loss) from continuing operations as reported and available to common stockholders was ($10.9) million and $16.4 million for the three months ended March 31, 1998 and 1997, respectively. A reconciliation of the denominators of Chiron's earnings per common share computations is as follows for the three months ended March 31:


                                                        1998           1997
                                                       -------        -------
                                                          (IN THOUSANDS)
     Weighted-average common shares outstanding        176,199        171,890
     Effect of dilutive securities:
          Options and equivalents                            -          4,526
          Warrants                                           -            194
          Performance units                                  -             16
                                                       -------        -------
     Weighted-average common shares outstanding plus
          assumed conversions                          176,199        176,626
                                                       -------        -------
                                                       -------        -------

     A total of 12,026,000 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures, having a weighted-average conversion price of $29.43 per share, has been excluded from the computations of diluted earnings per common share for all periods presented since its inclusion would be antidilutive.

     For the three months ended March 31, 1998, approximately 3,009,000 common equivalent shares, resulting from the application of the treasury stock method to weighted-average options, option equivalents and warrants outstanding, were excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive to the loss from continuing operations. In addition, weighted-average options outstanding to purchase 13,189,000 shares of common stock had exercise prices greater than the average market price of the underlying stock of $19.17 in the first quarter of 1998 and, consequently, were excluded from the calculation of common equivalent shares. An insignificant number of performance units contingently payable in shares of common stock was also excluded from the calculation of common equivalent shares due to the performance goals which were then unmet at March 31, 1998.

                                  CHIRON CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    MARCH 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     For the three months ended March 31, 1997, options to purchase 7,215,000 shares of common stock were outstanding on a weighted-average basis but were excluded from the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the underlying stock of $19.43 in the first quarter of 1997. In addition, an insignificant number of performance units contingently payable in shares of common stock was excluded from the computation of diluted earnings per common share based on the performance goals which were then unmet at March 31, 1997.

     COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. In accordance with SFAS 130, the Company has displayed the components of "Other comprehensive income
(loss)" and "Comprehensive income," net of their related tax effects, in the accompanying Condensed Consolidated Statements of Comprehensive Income. The net foreign currency translation adjustment and components thereof have no tax effect as the Company makes no provision for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. All prior-period data has been reclassified to conform with the provisions of SFAS 130.

     SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Although SFAS 131 need not be applied to interim financial statements in the initial year of application, comparative information for interim periods of fiscal 1998 will be reported in the Company's interim financial statements in fiscal 1999. Further, all comparative information for prior periods will be restated to conform with the provisions of SFAS 131. Application of the disclosure requirements of SFAS 131 will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

NOTE 2--DISCONTINUED OPERATIONS

     On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision, a wholly owned subsidiary, to Bausch & Lomb Incorporated ("B&L") for $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Agreement"), dated as of October 21, 1997, between Chiron and B&L. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," Chiron Vision is reported as a discontinued operation for all periods presented in the accompanying Condensed Consolidated Statements of Operations. Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million were retained by the Company upon completion of the sale. Additionally, the Company has agreed to provide customary indemnities under the terms of the Agreement.

   For a period of three years following the completion of the sale, Chiron Vision has the right to use the currently occupied portion of the real estate assets on a rent-free basis. The real estate assets are recorded in the accompanying Condensed Consolidated Balance Sheet at March 31, 1998 as a component of "Assets held for sale." A $13.6 million adjustment to record the real estate assets at their estimated fair value, determined on the basis of independent appraisals, less cost to sell, reduced the "Gain on disposal of discontinued operations" in the accompanying Condensed

                                  CHIRON CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    MARCH 31, 1998

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)

Consolidated Statement of Operations for the three months ended March 31, 1998 by a corresponding amount.

   The accompanying Condensed Consolidated Balance Sheets include the net assets of discontinued operations, including the real estate assets, as follows:


                                                          MARCH 31, DECEMBER 31,
                                                             1998       1997
                                                          --------  -----------
                                                            (IN THOUSANDS)
          Accounts receivable, net                        $      -    $ 48,073
          Inventories                                            -      37,944
          Assets held for sale                              11,500           -
          Property, plant, equipment and leasehold
           improvements, net                                     -      47,634
          Purchased technology, net                              -      25,068
          Other intangible assets, net                           -      41,567
          Accounts payable and other current liabilities         -     (38,343)
          Other assets and liabilities, net                      -       5,025
                                                           -------    --------
                                                           $11,500    $166,968
                                                           -------    --------
                                                           -------    --------

     Chiron Vision recognized total revenues of $50.4 million for the three months ended March 31, 1997. "Loss from discontinued operations" in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 1997 is reported net of an income tax benefit of less than $0.1 million. "Gain on disposal of discontinued operations" in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 is reported net of a provision for income taxes of $31.2 million.

     Basic and diluted income per common share from discontinued operations was $0.37 for the three months ended March 31, 1998. Basic and diluted loss per common share from discontinued operations was ($0.01) and ($0.00), respectively, for the three months ended March 31, 1997.

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES

     In the first quarter of 1998, Chiron recognized restructuring and reorganization charges of $24.2 million. Of this amount, $21.0 million was due to termination and other employee-related costs in connection with the planned elimination of 403 positions in sales, marketing and other administration, manufacturing, and research and development functions. The elimination of these positions is due primarily to the Company's ongoing rationalization of business operations, particularly within its diagnostics business, the planned consolidation of blood gas instrument manufacturing and the planned closure of the Company's St. Louis manufacturing facility. In connection with the plan of termination, 198 employees were terminated during the first quarter of 1998 and benefits of $2.7 million were paid and charged against the accrual. The remaining $3.2 million of the restructuring and reorganization charges resulted primarily from facility-related costs. Of this amount, approximately $0.9 million was charged against the liability during the first quarter of 1998. At March 31, 1998, the liability associated with restructuring and reorganization charges expensed during the first quarter of 1998 was $20.6 million. This liability is expected to be substantially settled over the next twelve months.

                                  CHIRON CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    MARCH 31, 1998

NOTE 4--ASSETS HELD FOR SALE

     Assets held for sale at March 31, 1998 consist of the Company's Puerto Rico and St. Louis facilities and the real estate assets from discontinued operations, described in Note 2. In March 1998, the Company committed to plans to sell its idle pharmaceutical fill and finishing facility in Puerto Rico, its manufacturing facility in St. Louis, Missouri and its related machinery and equipment assets. These plans were made in response to Chiron's ongoing analysis of manufacturing capacity relative to its projected needs. The resulting adjustment in the first quarter of 1998 to record the assets held for sale at the lower of their aggregate carrying amount or estimated fair value, determined on the basis of independent appraisals, less cost to sell, was insignificant. At March 31, 1998, the carrying amount of the Puerto Rico facility and related machinery and equipment assets was $11.1 million.
Operating expenses of the Puerto Rico facility of $1.5 million and $2.1 million are included in the Company's "Income (loss) from operations" in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997, respectively. The carrying amount of the St. Louis facility and related machinery and equipment assets was $18.3 million at March 31, 1998. For the three months ended March 31, 1998 and 1997, operating expenses of the St. Louis facility of $2.2 million and $3.3 million, respectively, are included in "Income (loss) from operations" in the accompanying Condensed Consolidated Statements of Operations. The sales of the facilities are expected to be consummated in 1998.

NOTE 5--AGREEMENT WITH HOECHST AG

     Effective July 1, 1996, Chiron purchased a 49 percent interest in the human vaccine business of Behringwerke AG, which subsequently merged into its parent company, Hoechst AG. During the period of mutual ownership, Chiron and Hoechst AG are operating the vaccine business as a joint venture, which has been named Chiron Behring GmbH & Co. ("Chiron Behring"). Chiron accounts for its interest under the equity method and recognized $2.4 million and $0.1 million for the three months ended March 31, 1998 and 1997, respectively, as components of "Equity in earnings of unconsolidated joint businesses" in the accompanying Condensed Consolidated Statements of Operations.

     Summarized statement of operations information for Chiron Behring, which excludes Chiron's amortization of intangible assets recorded in the July 1996 acquisition, is as follows for the three months ended March 31:


                                                      1998          1997
                                                  ------------   -----------
                                                         (IN THOUSANDS)
          Net sales                               $    36,356    $    42,125
          Gross profit                            $    21,075    $    27,611
          Income from continuing operations
            before extraordinary items and
            cumulative effect of a change
            in accounting principle               $    6,213     $    9,851
          Net income                              $    6,213     $    9,851


     Prior to December 1997, Chiron's share of the joint venture's results were reported on a one-month lag. As a result, Chiron's equity in earnings of Chiron Behring for the first quarter of 1997 was calculated based, in part, on the joint venture's net income for the three months ended February 28, 1997 of $0.6 million, rather than the net income of $9.9 million for the three months ended March 31, 1997, reflected above.

     In the second quarter of 1998, Chiron acquired Hoechst AG's 51 percent interest in Chiron Behring. The total purchase price, which was paid in cash, was approximately $112.0 million, including costs directly related to the acquisition. The acquisition of the remaining 51 percent interest in Chiron Behring will be accounted for by the Company under the purchase method of accounting. The amount of the total purchase price allocated to purchased in-process technology of an estimated $1.6 million will result in a noncash charge against earnings in Chiron's second quarter of 1998. The results of operations of Chiron Behring will be consolidated with those of the

                                  CHIRON CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    MARCH 31, 1998

NOTE 5--AGREEMENT WITH HOECHST AG (CONTINUED)

Company from March 31, 1998 forward.

The following unaudited pro forma information presents the results of continuing operations of Chiron and Chiron Behring for the three months ended March 31, 1998 and 1997, with pro forma adjustments as if Chiron's acquisition of the remaining 51 percent interest in Chiron Behring had been consummated as of January 1, 1998 and 1997, respectively. This pro forma information is based on preliminary estimates of purchase price allocation and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. In addition, the pro forma information does not include the write-off of purchased in-process technology of an estimated $1.6 million related to the acquisition of the remaining 51 percent interest in Chiron Behring. The unaudited pro forma information is as follows for the three months ended March 31:


                                                  1998          1997
                                             ------------   ------------
                                                      (IN THOUSANDS,
                                                 EXCEPT PER SHARE DATA)
          Total revenues                     $    302,866   $    321,957
          Income (loss) from continuing
            operations before non-recurring
            charge                           $     (9,740)  $     21,540
          Pro forma income (loss) per share
            from continuing operations before
            non-recurring charge:
            Basic                            $      (0.06)  $       0.13
            Diluted                          $      (0.06)  $       0.12


NOTE 6--CONTINGENCIES

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

     THE DISCUSSION BELOW SHOULD BE READ IN CONJUNCTION WITH PART I, ITEM 1, "FINANCIAL STATEMENTS," OF THIS QUARTERLY REPORT ON FORM 10-Q AND PART II, ITEMS 7, 7A AND 8, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" AND "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," RESPECTIVELY, OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 28, 1997.

     Chiron develops, manufactures and markets human healthcare products for the prevention, diagnosis and treatment of disease utilizing innovations in biology and chemistry. Chiron participates in three human healthcare markets: (i) diagnostics, including blood screening tests, automated immunodiagnostic systems, critical blood analyte systems and nucleic acid probe tests; (ii) adult and pediatric vaccines; and (iii) therapeutics, with an emphasis on oncology, serious infectious diseases and critical care diseases. Chiron also develops or acquires new technologies, employing these technologies to discover new products for the Company or for its partners. On December 29, 1997, Chiron completed the sale of its ophthalmic business unit, Chiron Vision Corporation ("Chiron Vision"), to Bausch & Lomb Incorporated ("B&L"). The Company's condensed consolidated statements of operations reflect the after-tax results of Chiron Vision, and the gain on disposal thereof, as discontinued operations for all periods presented. In addition, Chiron is currently examining various strategic transactions, including a possible joint venture arrangement, involving significant portions of Chiron's diagnostics business.

RESULTS OF OPERATIONS

REVENUES

     The Company's revenues are derived from a variety of sources, including product sales, joint business arrangements, collaborative agreements and product royalty agreements. Product sales, Chiron's largest revenue category, consists of the following product lines for the three months ended March 31:


                                                 1998            1997
                                             ------------   ------------
                                                    (IN THOUSANDS)
          Diagnostic products                $    139,702   $    149,022
          Vaccine products                         14,468         18,519
          Therapeutic products                     50,302         33,250
                                             ------------   ------------
                                             $    204,472   $    200,791
                                             ------------   ------------
                                             ------------   ------------


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

     The Company markets most of its commercial products internationally. As a result, product revenues in almost all product lines are affected by fluctuating foreign currency exchange rates. Foreign product sales were approximately $107.1 million and $111.5 million in the first quarters of 1998 and 1997, respectively. The overall decrease in foreign product sales between periods was primarily due to decreased international sales of diagnostic products and pediatric vaccines in Italy. For the first quarters of 1998 and 1997, approximately 52 percent and 56 percent, respectively, of Chiron's product sales were denominated in foreign currencies. Product sales would have been $8.4 million higher in the first quarter of 1998 if currency exchange rates had remained constant with those in the first quarter of 1997. Changing currency exchange rates have had, and will continue to have, an impact on Chiron's results. The Company's non-product revenues, discussed below, are largely denominated in U.S. dollars but are affected by the Company's joint partners' and collaborators' non-U.S. operations.

     DIAGNOSTIC PRODUCTS Diagnostic product sales include sales and sales-type leases of immunodiagnostic testing systems (ACS:180-Registered Trademark-automated chemiluminescence systems), reagents and supplies for these systems and revenues from instruments, reagents and supplies under related operating leases; sales of critical care systems, clinical chemistry products and manual immunodiagnostic systems; and sales of branched DNA ("bDNA") probe systems and kits for human immunodeficiency virus ("HIV"), hepatitis C virus ("HCV") and hepatitis B virus ("HBV"), which are available in the U.S. for research use only. Sales of diagnostic products in the first quarter decreased from $149.0 million in 1997 to $139.7 million in 1998. The overall decrease in diagnostic product sales was due principally to the December 1997 sale of the worldwide Quality Controls business, which contributed $5.3 million to diagnostic product sales in the first quarter of 1997, and to unfavorable changes in foreign currency exchange rates between years. Had exchange rates in the first quarters of 1998 and 1997 remained constant, particularly in Germany, France and Japan, diagnostic product sales in the first quarter of 1998 would have been higher by $6.7 million. The closure of the electrophoresis line of business in the fourth quarter of 1997 contributed an additional $1.1 million to the overall decrease in diagnostic product sales between years. Additionally, sales of blood gas instruments in the Japanese market were higher by $1.8 million in the first quarter of 1997 in anticipation of a consumption tax initiated in April 1997. The overall decrease in diagnostic product sales in the first quarter of 1998 as compared with the first quarter of 1997 was partially offset by increased sales of ACS:180-Registered Trademark- immunodiagnostic products and bDNA probe systems and kits, despite competitive pricing pressure on certain assays and nucleic acid diagnostic products. The increase in sales of ACS:180-Registered Trademark- immunodiagnostic products reflects increased sales volume of reagents resulting from the compounding effect of increased ACS:180-Registered Trademark-system placements as compared with the prior year. Increased sales of bDNA probe systems and kits reflect the continued overall growth in viral load testing for disease.

     VACCINE PRODUCTS Vaccine product sales consist primarily of sales by Chiron's Italian subsidiary of pediatric and flu vaccines in Italy and certain international markets. Vaccine product sales in the first quarter decreased from $18.5 million in 1997 to $14.5 million in 1998, largely as a result of
(i) decreased international tender sales of measles, mumps, rubella vaccine and measles vaccine, and (ii) supply constraints relating to the Company's oral polio vaccine. In addition, had the U.S. dollar and Italian lira exchange rate remained constant between years, vaccine product sales would have been higher in the first quarter of 1998 by $0.6 million.

     THERAPEUTIC PRODUCTS Sales of Proleukin-Registered Trademark- (aldesleukin, interleukin-2) increased in the first quarter from $17.9 million in 1997 to $20.9 million in 1998, due primarily to domestic sales price increases in April 1997 and January 1998 and a 36 percent increase in vials sold in European markets. The impact of the sales price increases was partially offset by a greater number of vials sold in the domestic market in the first quarter of 1997 in anticipation of the April 1997 price increase.

     Under the terms of a development and supply agreement with Schering AG, Germany ("Schering AG"), and its U.S. affiliate, Berlex Laboratories, Inc. ("Berlex"), Chiron manufactures Betaseron-Registered Trademark- (interferon beta-1b) for Berlex and Schering AG. Under the terms of the agreement, Chiron earns an initial partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG and a subsequent secondary payment for Betaseron-Registered Trademark- upon net sales of the product to patients. Beginning July 1997, the terms of payment changed, with a larger portion due when sales are realized rather than at the time of initial shipment. Betaseron-Registered Trademark- product sales in the first quarter increased slightly, from $13.8 million in 1997 to $14.1 million in 1998. A significant increase in the first quarter of 1998 in vials shipped to Berlex and Schering AG was substantially offset by the decrease in contracted initial price per vial. Secondary revenues earned by Chiron increased slightly in the first quarter of 1998 as compared with the first quarter of 1997 and represent only part of the total revenues derived from Betaseron-Registered Trademark- sales by Berlex and Schering AG. The timing of future shipments to Berlex and the related revenue may vary based upon the level of inventories carried by Berlex.

     Revenues derived from platelet-derived growth factor ("PDGF"), which were first recognized in the third quarter of 1997, contributed $13.3 million to Chiron's net product sales in the first quarter of 1998. PDGF is the active ingredient in Johnson & Johnson's Regranex-Registered Trademark- (becaplermin) Gel (recombinant human platelet-derived growth factor -rhPDGF-BB), a treatment for diabetic foot ulcers. Of the total PDGF revenues recognized in the first quarter of 1998, $8.0 million resulted from a contractual price adjustment to Chiron's 1997 sales and approximately $5.3 million was attributable to shipments made in the first quarter of 1998. Chiron's PDGF revenues will likely fluctuate in future periods depending upon sales of Regranex-Registered Trademark-, the level of inventories carried by Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company, and the timing of future PDGF shipments. In December 1997, a binding agreement for supply of PDGF was executed by Chiron and J&J.

     DIAGNOSTIC JOINT BUSINESS Equity in earnings of unconsolidated joint businesses consists substantially of Chiron's one-half interest in the pretax operating earnings of its joint diagnostics business with Ortho Diagnostic Systems, Inc. ("Ortho"), a J&J company. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. The joint business also holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from several companies, including Abbott Laboratories, Pasteur Sanofi Diagnostics, International Murex Technologies Corporation and Genelabs Diagnostic, Inc., for their sales of certain tests. Chiron and Ortho separately are developing new immunodiagnostic instrument systems expected to contain broad menus of immunodiagnostic tests to serve their respective clinical diagnostic businesses. Chiron must obtain Ortho's agreement in order that hepatitis and retrovirus tests may be developed and marketed for use on Chiron Diagnostics' new systems. There can be no assurance that Chiron can obtain such agreement on acceptable terms or at all. Refer to Part I, Item 3, "Legal Proceedings--Ortho Diagnostic Systems, Inc." of Chiron's Annual Report on Form 10-K for the year ended December 28, 1997.

     Chiron's share of the pretax operating earnings of the joint business is recorded by Chiron on a one-month lag based upon estimates supplied by Ortho. These estimates are subject to a final adjustment 90 days after the end of each calendar year (the "final annual accounting"). Chiron's share of the pretax operating earnings of the Chiron-Ortho joint business decreased from $25.1 million in the first quarter of 1997 to $11.4 million in the first quarter of 1998. This decrease was due, in part, to a $4.1 million charge during the first quarter of 1998, as compared with $0.8 million of income during the first quarter of 1997, recorded in connection with the final annual accounting. In addition, certain other items recorded by Chiron in the first quarter of 1998 related to (i) foreign profits of the joint business, (ii) certain one-time contract termination fees, and (iii) joint business asset write-offs contributed $6.9 million to the decrease in joint business revenues as compared with the first quarter of 1997.

     AGREEMENT WITH HOECHST AG Equity in earnings of unconsolidated joint businesses also includes Chiron's 49 percent share of the after-tax operating results of a joint venture, acquired in July 1996, with Hoechst AG, successor to Behringwerke AG. The joint venture is operated under the name Chiron Behring GmbH & Co. ("Chiron Behring"). Chiron's share of earnings of the joint venture, including amortization of intangibles, was $2.4 million and $0.1 million in the first quarters of 1998 and 1997, respectively. Net sales recognized by the joint venture were $36.4 million in the first quarter of 1998 and $42.1 million in the first quarter of 1997. The decrease in the joint venture's net sales resulted primarily from adverse changes in foreign currency exchange rates between years and decreased sales of tick-borne encephalitis vaccines in the German market. The increase in Chiron's share of earnings of the joint venture in the first quarter of 1998 is primarily attributable to the impact of the Company's one-month lag in reporting of the joint venture which existed prior to December 1997. Refer to Note 5 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. In addition, equity in earnings of the joint venture in the first quarter of 1997 reflects Chiron's share of a $2.0 million up-front license fee expensed by the joint venture in the first quarter of 1997.

     In the second quarter of 1998, Chiron acquired Hoechst AG's 51 percent interest in Chiron Behring. The total purchase price, which was paid in cash, was approximately $112.0 million, including costs directly related to the acquisition. The acquisition of the remaining 51 percent interest in Chiron Behring will be accounted for by the Company under the purchase method of accounting. The amount of the total purchase price allocated to purchased in-process technology of an estimated $1.6 million will result in a noncash charge against earnings in Chiron's second quarter of 1998. The results of operations of Chiron Behring will be consolidated with those of the Company from March 31, 1998 forward.

     COLLABORATIVE AGREEMENT REVENUES Collaborative agreement revenues consist of fees received for research services as they are performed, proceeds from sales of product rights, proceeds from sales of biological materials to research partners for preclinical and clinical testing, and fees received upon attainment of benchmarks specified in the related research agreements. Collaborative agreement revenues for the first quarter decreased from $26.8 million in 1997 to $24.4 million in 1998, due primarily to a $1.5 million decrease in revenues recognized under a collaborative agreement with Green Cross of Japan for HIV gene therapy research and clinical development. In 1998, management does not expect collaborative agreement revenues to be at a level commensurate with that in 1997.

     Collaborative agreement revenues also include amounts from Novartis AG ("Novartis"). Under a December 1995 limited liability company agreement, as amended, Novartis agreed to provide $250.0 million (which may be increased to $300.0 million subject to certain conditions) through 1999 in support of research and development at Chiron, subject to certain aggregate annual funding limitations. In connection with this funding arrangement, Chiron recognized collaborative agreement revenues of $16.0 million and $15.8 million from Novartis during the first quarters of 1998 and 1997, respectively. Chiron anticipates receiving substantial additional funding from Novartis in future periods under this funding arrangement. Annual funding amounts will not exceed $62.3 million in 1998 and $50.3 million (plus any unused portion of the funding limit for 1998) in 1999.

     OTHER REVENUES Other revenues consist principally of product royalties, including royalty revenues resulting from Schering AG's European sales of Betaferon-Registered Trademark-, and revenues generated from promotion and co-promotion of Novartis' product Aredia-Registered Trademark- (pamidronate disodium for injection). Other revenues recognized by Chiron in the first quarters of 1998 and 1997 were $27.2 million and $27.1 million, respectively. Royalty revenues resulting from Schering AG's European sales of Betaferon-Registered Trademark- increased $2.1 million in the first quarter, from $4.2 million in 1997 to $6.3 million in 1998. Decreased royalties in the first quarter of 1998 related to sales by Merck & Co., Inc. of HBV vaccines and in royalties from Novo Nordisk related to insulin and glucagon resulted in an aggregate $4.4 million decrease in other revenues between years. A significant contractual decrease in royalties related to insulin will occur in January 1999.

     A November 1996 agreement with Novartis, executed primarily in connection with a consent and agreement that resolved the Federal Trade Commission's review of the Ciba-Geigy Ltd. and Sandoz Ltd. merger that created Novartis, provided that Chiron, through a co-promotion arrangement with Novartis, would promote Aredia-Registered Trademark- for two years after a six-month transitional period beginning April 1997. In December 1997, the co-promotion arrangement with Novartis was modified such that Chiron will no longer promote Aredia-Registered Trademark- after April 3, 1998. Chiron recognized $9.2 million of other revenues related to Aredia-Registered Trademark- co-promotion services in the first quarter of 1998. Prior to April 1997, Chiron recognized other revenues from sales fees earned under an agreement with Novartis which provided Chiron with sole promotional rights in the U.S. to Novartis' product Aredia-Registered Trademark-. Under this exclusive agreement which expired in March 1997, Chiron recognized Aredia-Registered Trademark- sales fees of $12.5 million in the first quarter of 1997.

     In January 1998, Chiron recognized $5.0 million of other revenues from a one-time license fee under an exclusive collaboration with Pharmacia & Upjohn Company to research, develop, manufacture and commercialize therapeutic and prophylactic products for the treatment of HCV in humans. Subject to certain limitations and cancellation clauses, Chiron and Pharmacia & Upjohn will share equally in the funding of research activities performed under the collaboration agreement. The term of the collaboration is three years, subject to extension by mutual consent.

COSTS AND EXPENSES

     GROSS PROFIT Gross profit as a percentage of net product sales was 56 percent and 58 percent in the first quarters of 1998 and 1997, respectively.
The overall decrease in gross profit margin percentage resulted primarily from unusually high fixed manufacturing costs related to the launch of the ACS:Centaur-TM-, a more powerful immunodiagnostic system designed to markedly increase laboratory productivity; certain nucleic acid diagnostic ("NAD") inventory adjustments; lower average selling prices of NAD products, particularly in international markets; and the contractual decrease in initial price per vial of Betaseron-Registered Trademark-. The overall decrease in gross profit margin percentage in the first quarter of 1998 as compared with the first quarter of 1997 was partially offset by improvements in gross profit margin resulting from sales of PDGF, a favorable sales mix of vaccine products and the impact of charges recorded in the first quarter of 1997 related to vaccine inventory reserves and temporarily idled manufacturing facilities in Italy. Gross profit margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

     RESEARCH AND DEVELOPMENT Chiron recognized research and development expense of $90.8 million and $88.0 million in the first quarters of 1998 and 1997, respectively. Generally, the Company's research and development expenses fluctuate from period to period depending upon the extent of clinical trial-related activities, including the manufacturing of clinical material; the number of products under development and their progress; and the acquisition of companies and new technology and licensing rights. The increase in research and development expense in the first quarter of 1998 as compared with the first quarter of 1997 resulted primarily from funding of allowable research costs and associated research efforts in connection with a May 1997 agreement with Hyseq, Inc. to collaborate in the identification of genetic targets for the development of pharmaceutical treatments for cancer. Under this agreement, Chiron is obligated to fund allowable research costs, in amounts not less than $8.5 million in the first year and $5.5 million in each of the second and third years of the collaboration term, incurred by Hyseq in performing research requested by the Company. Additional amounts related to research involving HCV inhibitors and clinical studies of meningococcus C vaccines in the first quarter of 1998 also contributed to the overall increase in research and development expense between years. Partially offsetting the overall increase in research and development expense from the first quarter of 1997 were decreased expenditures in the first quarter of 1998 related to Myotrophin-Registered Trademark- (mecasermin) Injection, PDGF and HBV and other vaccines. Myotrophin-Registered Trademark- Injection is being developed by the Company in collaboration with Cephalon, Inc. ("Cephalon") as a treatment for amyotrophic lateral sclerosis ("ALS" or Lou Gehrig's disease). On May 8, 1997, a Food and Drug Administration ("FDA") advisory committee found that there was not sufficient evidence of efficacy in the use of Myotrophin-Registered Trademark- Injection for the treatment of ALS to warrant FDA approval. In November 1997, Chiron and Cephalon withdrew and resubmitted their application to the FDA. The meeting scheduled by the FDA on April 9, 1998 for the advisory committee's further consideration of the application was canceled. The Company expects that the FDA will act on the application in May 1998.

     OTHER OPERATING EXPENSES Selling, general and administrative ("SG&A") expenses as a percentage of net product sales were 36 percent and 38 percent in the first quarters of 1998 and 1997, respectively. Selling and marketing expenses continued to represent the largest portion of total SG&A expenses, as Chiron devoted significant resources to support sales volumes in its existing product lines as well as new products. The overall decrease in SG&A expenses from the first quarter of 1997 was partially offset by an aggregate $4.9 million of expenses attributable to SAP planning and design, and other business process re-engineering efforts, recorded in the first quarter of 1998. Total SG&A expenses in the first quarter of 1997 included an aggregate $2.2 million of operating expenses incurred by Chiron's diagnostic Quality Controls and electrophoresis businesses, which were sold and closed, respectively, in the fourth quarter of 1997.

     In the first quarter of 1998, Chiron recognized restructuring and reorganization charges of $24.2 million. Of this amount, $21.0 million was due to termination and other employee-related costs in connection with the planned elimination of 403 positions in sales, marketing and other administration, manufacturing, and research and development functions. The elimination of these positions is due primarily to the Company's ongoing rationalization of business operations, particularly within its diagnostics business, the planned consolidation of blood gas instrument manufacturing and the planned closure of the Company's St. Louis manufacturing facility. In connection with the plan of termination, 198 employees were terminated during the first quarter of 1998 and benefits of $2.7 million were paid and charged against the accrual. The remaining $3.2 million of the restructuring and reorganization charges resulted primarily from facility-related costs. Of this amount, approximately $0.9 million was charged against the liability during the first quarter of 1998. At March 31, 1998, the liability associated with restructuring and reorganization charges expensed during the first quarter of 1998 was $20.6 million. This liability is expected to be substantially settled over the next twelve months.

NON-OPERATING INCOME AND EXPENSE

     Interest expense in the first quarter of 1998 decreased $1.5 million as compared with the first quarter of 1997. This decrease was due primarily to the repayment in January 1998 of $100.0 million of borrowings outstanding under the Company's U.S. credit facilities from a portion of the proceeds from the sale of Chiron Vision. Other income, net consists primarily of investment income on the Company's cash and investment balances and other non-operating gains and losses. Interest income increased in the first quarter of 1998 by $4.6 million as compared with the first quarter of 1997 due to increased average cash and investment balances attributable to net cash proceeds from the sale of Chiron Vision. In addition, during the first quarter of 1998, Chiron recognized a $3.6 million gain and a $3.0 million loss attributable to the sale and other-than-temporary impairment, respectively, of certain equity securities.

     The 1998 estimated annual tax provision is expected to be 25 percent of pretax income from continuing operations, excluding restructuring and reorganization charges. The provision may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Restructuring and reorganization charges recorded during the first quarter of 1998 are expected to create a current additional income tax benefit of approximately $1.2 million in 1998, which will partially offset income tax expense attributable to pretax income from continuing operations, exclusive of such charges. The additional benefit is lower than the estimated annual tax rate applied to the restructuring and reorganization charges due to the timing of the deduction of a certain portion of the charges for income tax purposes, and because a substantial portion of the charge offsets income of certain subsidiaries which, without regard to such charges, is already taxed at a low effective rate due to the use of certain net operating loss carryforwards. Income tax expense for the three months ended March 31, 1997 was based on an estimated annual effective income tax rate on pretax income from continuing operations of approximately 30 percent. The actual 1997 annual effective tax rate of 24 percent, exclusive of the impact of an impairment loss in the third quarter, reflects a change in estimate during the second half of 1997 of the mix of foreign versus domestic profits, benefits of certain tax credits and loss carryforwards, and anticipated foreign sales corporation benefits.

LIQUIDITY AND CAPITAL RESOURCES

     Chiron's capital requirements have been generally funded from cash and investments on hand, debt borrowings and sales of equity. In addition to these sources of capital, future capital requirements may be financed through a combination of research and development funding provided by Novartis, possible off-balance-sheet financing and cash provided by operations. Chiron's cash and investments in marketable debt securities, which totaled $448.3 million at March 31, 1998, are invested in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with maturities in excess of one year are presented on the balance sheet as noncurrent investments.

     SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $177.6 million and $98.5 million at March 31, 1998 and 1997, respectively. Cash provided by (used in) operating activities was ($0.6) million in the first quarter of 1998 as compared with $29.3 million in the first quarter of 1997. Primary sources of the decrease in cash from operating activities were the loss from continuing operations of $10.9 million in the first quarter of 1998 (as compared with net income of $15.3 million in the first quarter of 1997), and a greater decrease in accounts receivable in the first quarter of 1997 than in the first quarter of 1998, excluding the decrease in accounts receivable from the sale of Chiron Vision. These decreases in cash from operating activities were partially offset by an increase in other current liabilities in the first quarter of 1998 due to the accrual of direct transaction costs related to the sale of Chiron Vision and restructuring and reorganization charges recorded during the first quarter of 1998.

     Cash provided by investing activities was $177.2 million in the first quarter of 1998 as compared with $7.9 million in the first quarter of 1997. In the first quarter of 1998, the primary sources of cash from investing activities were proceeds of $298.9 million from the sale of Chiron Vision and $54.2 million from the sale and maturity of investments in marketable debt securities. These sources of cash in the first quarter of 1998 were partially offset by the purchase of $165.2 million of investments in marketable debt securities and acquisitions of property and equipment totaling $10.9 million. In the first quarter of 1997, the primary source of cash from investing activities was $28.2 million of proceeds from the sale and maturity of investments in marketable debt securities. This source of cash in the first quarter of 1997 was partially offset by acquisitions of property and equipment totaling $15.5 million and the purchase of $9.4 million of investments in marketable debt securities.

     Cash used in financing activities was $97.5 million in the first quarter of 1998 as compared with $6.0 million in the first quarter of 1997. In the first quarter of 1998, the primary use of cash was the repayment of $114.5 million of short-term debt, $100.0 million of which was outstanding under the Company's U.S. credit facilities and was repaid from a portion of the proceeds from the sale of Chiron Vision. In the first quarter of 1997, the primary use of cash was Chiron's purchase of a previously leased manufacturing facility and related buildings in Emeryville, California for $29.8 million. These uses of cash were partially offset by proceeds of $17.3 million and $15.5 million in the first quarters of 1998 and 1997, respectively, from issuance of common stock under the Company's stock option and employee stock purchase plans.

     In January 1998, the Company's Board of Directors authorized the purchase of up to 2.5 million shares of Chiron common stock from time to time on the open market in order to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. The Board of Directors has authorized such purchases through January 1999. To date, no shares have been purchased.

     Chiron believes that its cash and investments, funds provided by operations and capital market transactions will be sufficient to meet its cash requirements during the upcoming twelve months and through the foreseeable future.

     BORROWING ARRANGEMENTS Under two separate revolving, committed, unsecured credit agreements with major financial institutions, Chiron can borrow up to $200.0 million in the U.S. These agreements, which allow for borrowings of up to $100.0 million each, mature in March 1999 and February 2003. No borrowings were outstanding under these credit agreements at March 31, 1998. Under Chiron's credit arrangements outside the U.S., borrowings of $40.0 million were outstanding at March 31, 1998.

     OTHER COMMITMENTS In future periods, Chiron expects to incur substantial capital spending. In the second quarter of 1998, Chiron acquired Hoechst AG's
51 percent interest in Chiron Behring. The total purchase price, which was paid in cash, was approximately $112.0 million, including costs directly related to the acquisition. See additional discussion under AGREEMENT WITH HOECHST AG herein. Chiron's liquidity may be further affected in future periods by its decision to fund its share of expenses in certain of its joint ventures and collaboration arrangements. Over the next several years, Chiron anticipates funding collaborations with a number of its research partners, and may make additional investments in collaborative partners.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Chiron wishes to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Chiron's actual results and could cause Chiron's actual consolidated results for the second quarter of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Chiron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

- Delays, difficulties or failure in obtaining regulatory approval (including approval of its systems, procedures and facilities for production) for the Company's products. These may include, for example, approval of the Company's Italian manufacturing facilities and processes as satisfying regulatory requirements for production of the Company's diphtheria, tetanus and genetically engineered acellular pertussis and adjuvanted flu vaccines, approval for Myotrophin-Registered Trademark- for which additional clinical trials may be required by the FDA, approval for DepoCyt-TM- (injectable sustained-release cytarabine), and approval for Quantiplex-Registered Trademark- assays for HIV and follow-on bDNA probe products, for which the FDA may require substantial additional process and systems validation.

- Charges that may be incurred or accrued as a result of the implementation of restructuring plans, including possible disposal of excess manufacturing and other general facilities, or as a result of the underutilization of manufacturing and other general facilities, including facility expansions.

- Costs associated with restructuring or other negative short-term impacts resulting from the possible establishment of a joint venture or other transaction involving significant portions of Chiron's diagnostics business.

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

- Delay, difficulty or inability on acceptable terms to resolve conflicts with partners, including resolution of litigation initiated by Chiron against Ortho seeking to compel arbitration regarding access to hepatitis and retrovirus immunodiagnostic tests for use on Chiron's ACS:Centaur-TM-immunoassay system.

- Delays or difficulties in developing and acquiring technology and technical and managerial personnel to manufacture and/or deliver the Company's products in commercial quantities at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.

- Possible changes in laws, regulations and guidelines of regulatory agencies, which may affect the development, manufacture and sale of certain of the Company's products including, for example, off-label sales of pharmaceuticals and research use only sales of diagnostic tests and systems.

- The ability and willingness of customers to substitute competitive products for the Company's products if other products for similar indications are approved for marketing.

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

- Decline in the Betaseron-Registered Trademark- customer base in the U.S.; the extent to which patients, once enrolled, remain compliant with the prescribed treatment regimen and continue to regularly receive Betaseron-Registered Trademark-; the impact of competing products, including other beta interferon products; pricing, promotional and marketing decisions by the Company's partner, Schering AG.

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

- The impact of unusual or infrequent charges resulting from Chiron's ongoing evaluation of its business strategies and organizational structures, including the continued costs of integration of acquired businesses.

- Revaluation of assets, including, among others, the Company's investments in the equity securities of other companies with whom it collaborates, or related expenses.

- Changes to tax rates or possible future changes to conditions of certain tax rulings obtained by the Company or its subsidiaries.

- The costs and other effects of legal and administrative cases and proceedings (whether civil, such as product-related or environmental, or criminal); settlements and investigations; developments or assertions by or against Chiron relating to intellectual property rights and licenses.

-    Seasonal fluctuations in product sales and resulting gross margin amounts.


                                       PART II

ITEM 1.   LEGAL PROCEEDINGS.

               The Company is party to certain lawsuits and legal proceedings, which are described in Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the year ended December 28, 1997. The following is a description of material developments during the period covered by this Quarterly Report:

          F. HOFFMANN-LAROCHE

               On January 27, 1998, Chiron initiated an action against F. Hoffmann-LaRoche Ltd., several of its affiliated companies (collectively, "Roche"), and Daniel Bradley in the United States District Court for the Northern District of California. The Company asserts that Roche's manufacture and sale of Amplicor HCV-TM- Test and Amplicor HCV Monitor-TM- Test constitutes infringement of Chiron's U.S. Patent Nos. 5,712,088 (the "'088 patent") and 5,714,596 (the
          "'596 patent"). The action also asserts that Bradley has breached a settlement agreement, that Roche has wrongfully induced this breach, and that Bradley committed slander of title with respect to Chiron's HCV technology. The action seeks damages, injunctive relief, and a declaratory judgment that Chiron is the sole and exclusive owner of its HCV technology. It is not known when nor on what basis this litigation will be concluded.

               On February 3, 1998, Chiron filed an action in The District Court of The Hague, The Netherlands against F. Hoffmann-LaRoche AG, several of its affiliated companies (collectively, "Roche AG"), and one of Roche AG's Dutch customers asserting Roche AG's infringement of the Company's European Patent 0 318 216 (the "'216 patent") relating to HCV technology. Chiron seeks a cross-border injunction with effect in a number of European countries, prohibiting the sale of Roche AG's Amplicor HCV-TM- Test and Amplicor HCV Monitor-TM- Test. Trial of this matter is set for October 1998. Roche AG and Chiron are appealing the EPO's Technical Board of Appeals decision upholding the '216 patent in amended form. It is not known when nor on what basis this matter will be concluded.

               On April 16, 1998, Chiron filed suit against Nippon Roche K.K. in the Tokyo District Court in Japan for infringement of Japanese patent number 2,656,995 (the "'995 patent"), relating to HCV technology. The suit seeks injunctive relief preventing further infringement by Nippon Roche and damages.

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

               4.02 First Supplemental Indenture, dated as of December 12, 1991, by and among Registrant, Cetus Corporation, and Bankers Trust Company, incorporated by reference to
                         Exhibit 4.02 of Registrant's Form 10-K report for fiscal year 1997.

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

               11        Statement of Computation of Earnings (Loss) per Share.

               27.1      Financial Data Schedule for Three Months ended March
                         29, 1998.

               27.2 Financial Data Schedule for Three Months ended March 30, 1997, Six Months ended June 29, 1997, Nine Months ended September 28, 1997 and Fiscal Year ended December 28, 1997 (Restated).

               27.3 Financial Data Schedule for Three Months ended March 31, 1996, Six Months ended June 30, 1996, Nine Months ended September 29, 1996 and Fiscal Year ended December 29, 1996 (Restated).

               27.4 Financial Data Schedule for Fiscal Year ended December 31, 1995 (Restated).

    (b)   REPORTS ON FORM 8-K.

               On January 13, 1998, Chiron Corporation ("Chiron") filed a Current Report on Form 8-K reporting under Item 2 the closing of the sale of its ophthalmic products business to Bausch & Lomb Incorporated. On March 25, 1998, Chiron filed a Current Report on Form 8-K reporting under Item 5 the appointment of Sean P. Lance as President and Chief Executive Officer, effective no later than May 1, 1998, and the appointment of James R. Sulat as Chief Financial Officer, effective April 1, 1998. On April 9, 1998, Chiron filed a Current Report on Form 8-K reporting under Item 2 that it had acquired Hoechst AG's 51 percent interest in Chiron Behring GmbH & Co for 210.7 million Deutsche Marks ($115.5 million) in cash.

                                  CHIRON CORPORATION

                                    March 29, 1998




                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CHIRON CORPORATION



DATE:       May 7, 1998            BY:  /s/  SEAN P. LANCE
          -------------                 ------------------
                                        Sean P. Lance
                                        President and Chief Executive Officer


DATE:       May 7, 1998            BY:  /s/  JAMES R. SULAT
          -------------                 -------------------
                                        James R. Sulat
                                        Chief Financial Officer