Form 10-Q
period 1998-06-28
CHIRON CORP
filed 1998-08-10
CIK 706539

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

      (MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

                                          OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 0-12798

                                 CHIRON CORPORATION
 ------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          DELAWARE                             94-2754624
--------------------------------        ----------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

                  4560 HORTON STREET, EMERYVILLE, CALIFORNIA 94608
                 --------------------------------------------------
               (Address of principal executive offices)   (Zip code)

                                   (510) 655-8730
                                  ---------------
                (Registrant's telephone number, including area code)

                                   NOT APPLICABLE
   ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X   No
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        TITLE OF CLASS                    OUTSTANDING AT JULY 31, 1998

 Common Stock, $0.01 par value                    177,808,473

                                  CHIRON CORPORATION
                                  TABLE OF CONTENTS


                                                                     PAGE NO.
                                                                     --------

PART I.      FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of
             June 30, 1998 and December 31, 1997. . . . . . . . . . . . .3

             Condensed Consolidated Statements of Operations for
             the three and six months ended June 30, 1998 and 1997. . . .4

             Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 1998 and 1997. .5

             Condensed Consolidated Statements of Cash Flows for
             the six months ended June 30, 1998 and 1997. . . . . . . . .6

             Notes to Condensed Consolidated Financial Statements . . . .7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . .16

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .27


PART II.     OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .27

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .28

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .29


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31


ITEM 1.  FINANCIAL STATEMENTS.
                                 CHIRON CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                                     JUNE 30,         DECEMBER 31,
                                                                       1998               1997
                                                                   -----------        ------------
                                                                   (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents                                        $   158,120        $     98,483
  Short-term investments in marketable debt securities                  99,211              84,588
                                                                   -----------        ------------
        Total cash and short-term investments                          257,331             183,071
  Accounts receivable                                                  328,132             344,044
  Inventories                                                          170,231             165,652
  Assets held for sale (Note 4)                                         29,854                   -
  Other current assets                                                  62,879              77,285
                                                                   -----------        ------------
        Total current assets                                           848,427             770,052
Noncurrent investments in marketable debt securities                   155,648              75,401
Property, plant, equipment and leasehold improvements, at cost:
  Land and buildings                                                   187,451             218,509
  Laboratory, production and office equipment                          406,491             422,278
  Leasehold improvements                                               108,342             123,379
  Construction in progress                                              63,080              67,355
                                                                   -----------        ------------
                                                                       765,364             831,521
  Less accumulated depreciation and amortization                      (283,432)           (277,623)
                                                                   -----------        ------------
        Net property, plant, equipment and leasehold improvements      481,932             553,898
Purchased technology, net                                               30,351              45,903
Other intangible assets, net                                           163,753              79,955
Investments in equity securities and affiliated companies               47,786             176,851
Other assets                                                            74,943              66,418
                                                                   -----------        ------------
                                                                   $ 1,802,840        $  1,768,478
                                                                   -----------        ------------
                                                                   -----------        ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $    90,864        $     79,339
  Accrued compensation and related expenses                             52,937              59,405
  Short-term borrowings                                                 17,529             154,700
  Current portion of unearned revenue                                   25,896              13,361
  Taxes payable                                                         53,547              37,191
  Other current liabilities                                            137,315             127,190
                                                                   -----------        ------------
        Total current liabilities                                      378,088             471,186
Long-term debt                                                         402,312             397,217
Other noncurrent liabilities                                            33,050              26,130
                                                                   -----------        ------------
        Total liabilities                                              813,450            894,533
                                                                   -----------        ------------
Commitments and contingencies
Stockholders' equity:
  Common stock                                                           1,775               1,757
  Additional paid-in capital                                         1,894,807           1,853,591
  Accumulated deficit                                                 (882,118)           (961,986)
  Accumulated other comprehensive loss                                 (25,074)            (18,808)
  Notes receivable from stock sales                                          -                (609)
                                                                   -----------        ------------
        Total stockholders' equity                                     989,390             873,945
                                                                   -----------        ------------
                                                                   $ 1,802,840        $  1,768,478
                                                                   -----------        ------------
                                                                   -----------        ------------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                   INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      -------------------------     -------------------------
                                                                        JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                          1998           1997           1998           1997
                                                                      ----------     ----------     ----------     ----------
Revenues:
     Product sales, net                                               $  237,570     $  203,645     $  442,042     $  404,436
     Equity in earnings of unconsolidated joint businesses                17,364         28,772         30,238         53,986
     Collaborative agreement revenues                                     24,458         29,128         48,864         55,976
     Other revenues                                                       26,140         19,493         53,293         46,585
                                                                      ----------     ----------     ----------     ----------
       Total revenues                                                    305,532        281,038        574,437        560,983
                                                                      ----------     ----------     ----------     ----------

Expenses:
     Cost of sales                                                       102,437         81,281        191,418        166,052
     Research and development                                             93,530         94,259        184,376        182,220
     Selling, general and administrative                                  87,827         78,822        161,505        154,871
     Write-off of purchased in-process technologies                        1,645              -          1,645              -
     Restructuring and reorganization charges (Note 3)                    (1,852)             -         22,346              -
     Other operating expenses                                              3,224          1,251          3,856          2,367
                                                                      ----------     ----------     ----------     ----------
       Total expenses                                                    286,811        255,613        565,146        505,510
                                                                      ----------     ----------     ----------     ----------

Income from operations                                                    18,721         25,425          9,291         55,473

Gain on sale of assets (Note 5)                                            6,241              -          6,241              -
Interest expense                                                          (6,301)        (7,773)       (13,347)       (16,278)
Other income, net                                                          8,534          3,437         16,969          5,207
                                                                      ----------     ----------     ----------     ----------

Income from continuing operations
     before income taxes                                                  27,195         21,089         19,154         44,402

Provision for income taxes                                                 1,808          6,276          4,618         13,214
                                                                      ----------     ----------     ----------     ----------

Income from continuing operations                                         25,387         14,813         14,536         31,188
                                                                      ----------     ----------     ----------     ----------

Discontinued operations (Note 2):
     Income (loss) from discontinued operations                                -            929              -           (110)
     Gain on disposal of discontinued operations                               -              -         65,332              -
                                                                      ----------     ----------     ----------     ----------

Net income                                                            $   25,387     $   15,742     $   79,868     $   31,078
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

Basic earnings per share:
     Income from continuing operations                                $     0.14     $     0.09     $     0.08     $     0.18
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------
     Net income                                                       $     0.14     $     0.09     $     0.45     $     0.18
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

Diluted earnings per share:
     Income from continuing operations                                $     0.14     $     0.08     $     0.08     $     0.18
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------
     Net income                                                       $     0.14     $     0.09     $     0.44     $     0.18
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                    INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            --------------------------     -----------------------
                                                              JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                                1998           1997           1998          1997
                                                            ------------   -----------     ----------    ----------
Net income                                                  $   25,387     $   15,742     $   79,868     $  31,078
                                                            ----------     ----------     ----------     ---------

Other comprehensive income (loss):

  Foreign currency translation adjustment:
     Change in foreign currency translation
       adjustment during the period                              1,430            446          (983)       (11,524)
     Plus:  reclassification adjustment for loss
       included in discontinued operations                           -              -          2,087             -
                                                            ----------     ----------     ----------     ---------
     Net foreign currency translation adjustment                 1,430            446          1,104       (11,524)
                                                            ----------     ----------     ----------     ---------


  Unrealized loss from investments:
     Unrealized holding losses arising during
       the period                                              (10,244)       (11,438)        (4,935)       (5,450)
     Less:  reclassification adjustment for net
       gains included in net income                               (635)             -         (2,435)            -
                                                            ----------     ----------     ----------     ---------
     Net unrealized loss from investments                      (10,879)       (11,438)        (7,370)       (5,450)
                                                            ----------     ----------     ----------     ---------

Other comprehensive loss                                        (9,449)       (10,992)        (6,266)      (16,974)
                                                            ----------     ----------     ----------     ---------

Comprehensive income                                        $   15,938     $    4,750     $   73,602     $  14,104
                                                            ----------     ----------     ----------     ---------
                                                            ----------     ----------     ----------     ---------


THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                    INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                    ----------------------------
                                                                                    JUNE 30,          JUNE 30,
                                                                                      1998              1997
                                                                                    ----------       -----------
Net cash provided by operating activities                                           $   46,698       $   61,387
                                                                                    ----------       ----------
Cash flows from investing activities:
  Purchases of investments in marketable debt securities                              (222,316)         (27,911)
  Proceeds from sale and maturity of investments in marketable debt securities         127,620           39,760
  Capital expenditures                                                                 (35,548)         (36,383)
  Proceeds from disposal of discontinued operations                                    298,939                -
  Proceeds from sale of assets                                                          18,482                -
  Business acquired, net of cash acquired                                              (54,770)               -
  Other, net                                                                            (7,084)          (7,976)
                                                                                    ----------       ----------
    Net cash provided by (used in) investing activities                                125,323          (32,510)
                                                                                    ----------       ----------

Cash flows from financing activities:
  Proceeds from issuance of short-term debt                                                  -           16,014
  Repayment of short-term debt                                                        (137,025)               -
  Repayment of notes payable and capital leases                                         (1,319)         (30,818)
  Proceeds from issuance of common stock                                                25,960           29,740
                                                                                    ----------       ----------
    Net cash (used in) provided by financing activities                               (112,384)          14,936
                                                                                    ----------       ----------

    Net increase in cash and cash equivalents                                           59,637           43,813
Cash and cash equivalents at beginning of the period                                    98,483           68,114
                                                                                    ----------       ----------
Cash and cash equivalents at end of the period                                      $  158,120       $  111,927
                                                                                    ----------       ----------
                                                                                    ----------       ----------


THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                    INTEGRAL PART OF THIS STATEMENT.

                                  CHIRON CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The information at June 30, 1998, and for the three and six months ended June 30, 1998 and 1997, is unaudited, but includes all normal recurring adjustments which the management of Chiron Corporation (the "Company" or "Chiron") believes to be necessary for fair presentation of the periods presented. In addition, in the second quarter of 1998, a $6.0 million reduction in cost of sales was recognized due to a change in estimated property tax accruals created in prior periods; a $3.6 million reduction in restructuring and reorganization charges was recognized due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility (see Note 3); and a $3.6 million reduction in selling, general and administrative expenses was recognized due to changes in estimated accruals created in prior periods. In the second quarter of 1997, a $6.6 million reduction in cost of sales was recognized due to a revised estimate of royalties to be paid on sales of certain diagnostic products; a $4.7 million reduction in selling, general and administrative expenses was recognized due to changes in estimated accruals created in prior periods; and $0.9 million of other revenues was recognized as a result of a reduction in estimated royalty reserves created in the first quarter of 1997.

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

     In the second quarter of 1998, Chiron acquired Hoechst AG's 51 percent interest in Chiron Behring GmbH & Co KG ("Chiron Behring") in an acquisition accounted for under the purchase method of accounting (see Note 6). Beginning March 31, 1998, the financial position and results of operations of Chiron Behring are consolidated with those of the Company.

     FISCAL YEAR

     The fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. As a result, the second quarters of 1998 and 1997 represent the thirteen-week periods ended June 28, 1998 and June 29, 1997, respectively. For presentation purposes, dates used in the condensed consolidated financial statements and notes refer to the fiscal month end.

                                  CHIRON CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   JUNE 30, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVENTORIES

     Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of certain vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic, ophthalmic (see Note 2), and certain other vaccine products are valued at cost, using the first-in, first-out ("FIFO") method which is less than market value. Inventories consist of the following:


                                                JUNE 30,    DECEMBER 31,
                                                  1998          1997
                                               ----------   ------------
                                                    (IN THOUSANDS)
                    Finished goods             $  61,513     $   82,896
                    Work in process               73,870         47,417
                    Raw materials                 34,848         35,339
                                               ---------     ----------
                                               $ 170,231       $165,652
                                               ---------     ----------
                                               ---------     ----------

     INCOME TAXES

     The 1998 estimated annual tax provision is expected to be 25 percent of pretax income from continuing operations, excluding restructuring and reorganization charges, a financial reporting gain on sale of assets (see Note
5), and $6.0 million of financial reporting income recognized in the second quarter of 1998 due to a change in estimated property tax accruals. The provision may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Restructuring and reorganization charges recorded during the six months ended June 30, 1998 are expected to create a current additional income tax benefit of approximately $1.2 million in 1998. The Company does not anticipate an income tax benefit from these charges for the three months ended June 30, 1998. The $1.2 million benefit is lower than the estimated annual tax rate applied to the restructuring and reorganization charges in the first half of 1998 due to the timing of the deduction of a certain portion of the charges for income tax purposes, and because a substantial portion of the charge offsets income of certain subsidiaries which, without regard to such charges, is already taxed at a low effective rate due to the use of certain net operating loss carryforwards. The sale of the Company's Puerto Rico facility, for which a financial reporting gain on sale of assets was recorded during the three and six months ended June 30, 1998, resulted in a tax deductible loss for which a current additional income tax benefit of approximately $1.5 million was recognized. These income tax benefits offset income tax expense attributable to pretax income from continuing operations and, accordingly, reduce the effective rate of tax on continuing operations. Financial reporting income of $6.0 million was recognized during the three and six months ended June 30, 1998 from a change in estimated property tax accruals; such accruals were not tax deductible and, accordingly, the change of estimate resulted in no income tax provision. As they more likely than not will be realized, net deferred tax assets of $2.5 million and $3.5 million and corresponding credits to deferred tax expense, were recognized during the three and six months ended June 30, 1998, respectively, for U.S. federal and state tax purposes. The recognition of such net deferred tax assets is based on management's estimates of future taxable income in the United States and for certain foreign jurisdictions in which the Company's operations have historically been profitable. Such estimates are subject to change based on future events and, accordingly, the amount of deferred tax assets recognized may increase or decrease from period to period.

     Income tax expense for the three and six months ended June 30, 1997 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 30 percent. The actual 1997 annual effective tax rate of 24 percent, exclusive of the impact of an impairment loss in the third quarter, reflects a change in estimate during the second half of 1997 of the mix of foreign versus domestic profits, benefits of certain tax credits and loss carryforwards, and anticipated foreign sales corporation benefits.

                                  CHIRON CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   JUNE 30, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Income from continuing operations as reported and available to common stockholders was $25.4 million and $14.5 million for the three and six months ended June 30, 1998, respectively, and $14.8 million and $31.2 million for the three and six months ended June 30, 1997, respectively. A reconciliation of the denominators of Chiron's earnings per common share computations is as follows:

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                ----------------------------   -------------------------
                                                                   JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                     1998           1997           1998           1997
                                                                ------------    ------------   ------------  ------------
                                                                                      (IN THOUSANDS)
          Weighted-average common shares outstanding                 177,308         172,996        176,725       172,270
          Effect of dilutive securities:
            Options and equivalents                                    2,585           3,771          2,703         4,149
            Warrants                                                     187             188            188           192
            Performance units                                              -              56              -            36
                                                                ------------    ------------   ------------  ------------
          Weighted-average common shares outstanding
            plus assumed conversions                                 180,080         177,011        179,616       176,647
                                                                ------------    ------------   ------------  ------------
                                                                ------------    ------------   ------------  ------------

     A total of 12,026,000 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures, having a weighted-average conversion price of $29.43 per share, has been excluded from the computations of diluted earnings per common share for all periods presented since its inclusion would be antidilutive.

     For the three and six months ended June 30, 1998, options to purchase 13,500,000 and 13,456,000 shares, respectively, of common stock were outstanding on a weighted-average basis but were excluded from the computation of diluted earnings per common share because the options' exercise prices were greater than the respective average market price of the underlying stock of $19.07 in the second quarter of 1998 and $19.06 in the first half of 1998. An insignificant number of performance units contingently payable in shares of common stock was also excluded from the computation of diluted earnings per common share based on the performance goals which were then unmet at June 30, 1998.

     For the three and six months ended June 30, 1997, options to purchase 11,435,000 and 11,129,000 shares, respectively, of common stock were outstanding on a weighted-average basis but were excluded from the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the underlying stock of $19.10 in the second quarter of 1997 and $19.27 in the first half of 1997. An insignificant number of performance units contingently payable in shares of common stock was also excluded from the computation of diluted earnings per common share based on the performance goals which were then unmet at June 30, 1997.

                                  CHIRON CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. In accordance with SFAS 130, the Company has displayed the components of "Other comprehensive loss" and "Comprehensive income," net of their related tax effects, in the accompanying Condensed Consolidated Statements of Comprehensive Income. The net foreign currency translation adjustment and components thereof have no tax effect as the Company makes no provision for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. All prior-period data has been reclassified to conform with the provisions of SFAS 130.

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

     NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not determined the timing or method of adoption and is currently evaluating the effect that implementation of SFAS 133 will have on its results of operations and financial position.

NOTE 2--DISCONTINUED OPERATIONS

     On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision, a wholly owned subsidiary, to Bausch & Lomb Incorporated ("B&L") for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Agreement"), dated as of October 21, 1997, between Chiron and B&L. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," Chiron Vision is reported as a discontinued operation for all periods presented in the accompanying Condensed Consolidated Statements of Operations. Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million were retained by the Company upon completion of

                                  CHIRON CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   JUNE 30, 1998

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)

the sale. Additionally, the Company agreed to provide customary indemnities under the terms of the Agreement.

     For a period of three years following the completion of the sale, Chiron Vision has the right to use the currently occupied portion of the real estate assets on a rent-free basis. The real estate assets are recorded in the accompanying Condensed Consolidated Balance Sheet at June 30, 1998 as a component of "Assets held for sale" (see Note 4). In the first quarter of 1998, the Company recorded a $13.6 million adjustment to record the real estate assets at their estimated fair value, determined on the basis of independent appraisals, less cost to sell. This adjustment was recorded as a reduction to the "Gain on disposal of discontinued operations" in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 1998.

     The accompanying Condensed Consolidated Balance Sheets include the net assets of discontinued operations, including the real estate assets, as follows:


                                                                       JUNE 30,    DECEMBER 31,
                                                                        1998           1997
                                                                     -----------    ----------
                                                                            (IN THOUSANDS)
       Accounts receivable, net                                      $         -    $   48,073
       Inventories                                                             -        37,944
       Assets held for sale                                               11,500             -
       Property, plant, equipment and leasehold improvements, net              -        47,634
       Purchased technology, net                                               -        25,068
       Other intangible assets, net                                            -        41,567
       Accounts payable and other current liabilities                          -       (38,343)
       Other assets and liabilities, net                                       -         5,025
                                                                     -----------    ----------
                                                                     $    11,500    $  166,968
                                                                     -----------    ----------
                                                                     -----------    ----------



     Chiron Vision recognized total revenues of $52.7 million and $103.1 million for the three and six months ended June 30, 1997, respectively. "Income (loss) from discontinued operations" in the accompanying Condensed Consolidated Statement of Operations for both the three and six months ended June 30, 1997 is reported net of a provision for income taxes of $0.8 million. "Gain on disposal of discontinued operations" in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 1998 is reported net of a provision for income taxes of $31.2 million.

     For the three months ended June 30, 1998, basic and diluted earnings per common share from discontinued operations was $0.00. For the three months ended June 30, 1997, basic and diluted earnings per common share from discontinued operations were $0.00 and $0.01, respectively. For the six months ended
June 30, 1998, basic and diluted earnings per common share from discontinued operations were $0.37 and $0.36, respectively. For the six months ended
June 30, 1997, basic and diluted loss per common share from discontinued operations was ($0.00).

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES

     In the first half of 1998, Chiron recognized net restructuring and reorganization charges of $22.3 million, which include a second-quarter net benefit of $1.9 million and a first-quarter charge of $24.2 million. The net restructuring and reorganization benefit in the second quarter of 1998 consists of a $3.6 million benefit due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility, and charges of $1.7 million consisting primarily of facility and employee termination costs. At June 30, 1998, the liability associated with second-quarter restructuring and reorganization charges was $0.4 million.

                                  CHIRON CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   JUNE 30, 1998

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES (CONTINUED)

     Of the $24.2 million restructuring and reorganization charge in the first quarter of 1998, $21.0 million was due to termination and other employee-related costs in connection with the planned elimination of 403 positions in sales, marketing and other administration, manufacturing, and research and development functions. The elimination of these positions is due primarily to the Company's ongoing rationalization of business operations, particularly within its diagnostics business, the consolidation of blood gas instrument manufacturing and the closure of the Company's St. Louis manufacturing facility. In connection with the plan of termination, 283 employees were terminated during the first half of 1998 and benefits of $6.2 million were paid and charged against the accrual. The remaining $3.2 million of first-quarter restructuring and reorganization charges resulted primarily from facility-related costs. Of this amount, approximately $1.3 million was charged against the liability during the first half of 1998. At June 30, 1998, the liability associated with first-quarter restructuring and reorganization charges was $16.7 million. This liability is expected to be substantially settled through the first quarter of 1999.

     The Company anticipates that it will incur future restructuring and reorganization expenses in the second half of 1998 as it continues to create a simpler, more efficient cost structure for the organization.

NOTE 4--ASSETS HELD FOR SALE

     Assets held for sale at June 30, 1998 consist of the Company's St. Louis facility and the real estate assets from discontinued operations, described in
Note 2. In March 1998, the Company committed to plans to sell its manufacturing facility in St. Louis, Missouri and its related machinery and equipment assets. These plans were made in response to Chiron's ongoing analysis of manufacturing capacity relative to its projected needs. The carrying amount of the St. Louis facility and related machinery and equipment assets (collectively, the "St. Louis facility") was $18.3 million at June 30, 1998. Operating expenses of the St. Louis facility of $0.9 million and $3.1 million for the three and six months ended June 30, 1998, respectively, and $3.3 million and $6.6 million for the three and six months ended June 30, 1997, respectively, are included in "Income from operations" in the accompanying Condensed Consolidated Statements of Operations. The Company is currently in negotiations for sale of the St. Louis facility in the third quarter of 1998.

NOTE 5--GAIN ON SALE OF ASSETS

     In March 1998, the Company committed to plans to sell its idle pharmaceutical fill and finishing facility in Puerto Rico and related machinery and equipment assets (collectively, the "Puerto Rico facility") in response to Chiron's ongoing analysis of manufacturing capacity relative to its projected needs. The resulting adjustment in the first quarter of 1998 to record the assets held for sale at the lower of their aggregate carrying amount or estimated fair value, determined on the basis of independent appraisals, less cost to sell, was insignificant. The Company sold the Puerto Rico facility in June 1998 to IPR Pharmaceuticals, Inc. for $18.5 million in cash. The sale of the Puerto Rico facility resulted in a net gain of $6.2 million, which is reflected as "Gain on sale of assets" in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998. At the time of sale, the carrying amount of the Puerto Rico facility was $11.1 million. Operating expenses of the Puerto Rico facility for the second quarter and first half of 1998, through the date of disposal, were $0.6 million and $2.1 million, respectively. For the second quarter and first half of 1997, these expenses were $2.1 million and $4.2 million, respectively. These operating expenses are included in the Company's "Income from operations" in the accompanying Condensed Consolidated Statements of Operations for all periods presented.

NOTE 6--AGREEMENT WITH HOECHST AG

     Effective July 1, 1996, Chiron purchased a 49 percent interest in the human vaccine business of Behringwerke AG, which subsequently merged into its parent company, Hoechst AG. During the period of mutual ownership and through the first quarter of 1998, Chiron and Hoechst AG operated the vaccine business as a joint venture. Chiron accounted for its interest under the equity method and recognized $2.4 million for the three months ended March

                                  CHIRON CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   JUNE 30, 1998

NOTE 6--AGREEMENT WITH HOECHST AG (CONTINUED)

31, 1998, and $6.2 million and $6.3 million for the three and six months ended June 30, 1997, respectively, as components of "Equity in earnings of unconsolidated joint businesses" in the accompanying Condensed Consolidated Statements of Operations.

     Summarized statement of operations information for Chiron Behring during the period of mutual ownership and through the first quarter of 1998, which excludes Chiron's amortization of intangible assets recorded in the July 1996 acquisition, is as follows:


                                                     Three Months   Three Months     Six Months
                                                        Ended          Ended           Ended
                                                      March 31,       June 30,        June 30,
                                                        1998           1997             1997
                                                    -------------  --------------   -------------
                                                                (IN THOUSANDS)
      Net sales                                     $    36,356    $    41,913      $   84,038
      Gross profit                                  $    21,075    $    26,778      $   54,389
      Income from continuing operations before
         extraordinary items and cumulative effect
         of a change in accounting principle        $     6,213    $     9,326      $   19,177
      Net income                                    $     6,213    $     9,326      $   19,177

     Prior to December 1997, Chiron's share of the joint venture's results were reported on a one-month lag. As a result, Chiron's equity in earnings of Chiron Behring for the second quarter and first half of 1997 was calculated based, in part, on the joint venture's net income for the three and six months ended May 31, 1997 of $13.6 million and $14.2 million, respectively, rather than the net income of $9.3 million and $19.2 million for the three and six months ended
June 30, 1997, respectively, reflected above.

     On March 31, 1998, Chiron acquired Hoechst AG's 51 percent interest in Chiron Behring. The acquisition was accounted for under the purchase method of accounting. The purchase price of approximately $113.1 million was allocated to the acquired assets and liabilities assumed based upon their estimated fair value on the acquisition date. In connection with the acquisition, liabilities were assumed as follows:

                                                                 (IN THOUSANDS)
     Fair value of assets acquired                                $    264,041
     Carrying value of original investment in Chiron Behring          (117,157)
     Cash paid                                                        (111,889)
     Acquisition costs                                                  (1,180)
                                                                  ------------
     Liabilities assumed                                          $     33,815
                                                                  ------------
                                                                  ------------

     Chiron recognized as an expense the amount of the purchase price allocated to purchased in-process technologies, resulting in a charge against earnings of approximately $1.6 million in the second quarter of 1998. Other purchased intangible assets of approximately $135.0 million, including goodwill, trademarks, patents and customer list, are being amortized over their estimated useful lives of 4 to 18 years on a straight-line basis. The results of operations of Chiron Behring are included in Chiron's consolidated operating results beginning in the second quarter of 1998.

     The following unaudited pro forma information presents the results of continuing operations of Chiron and Chiron Behring for the three months ended June 30, 1997 and the six months ended June 30, 1998 and 1997, with pro forma adjustments as if Chiron's acquisition of the remaining 51 percent interest in Chiron Behring had been consummated as of January 1, 1997. Given the Company's acquisition of the remaining 51 percent interest in, and consolidation of, Chiron Behring effective March 31, 1998, pro forma information for the three months ended June 30, 1998 is not applicable. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. In addition, the pro forma information for the three months ended June 30, 1997 and the six months ended June 30, 1998 and 1997, does not include the write-off of purchased in-process technologies of $1.6 million (the "non-recurring charge") related to the acquisition of the remaining 51 percent interest in Chiron Behring, which is reflected in the Company's results as reported for the three months ended June 30, 1998.

                                  CHIRON CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   JUNE 30, 1998

NOTE 6--AGREEMENT WITH HOECHST AG (CONTINUED)

The unaudited pro forma information is as follows:

                                                       Three Months    Six Months     Six Months
                                                          Ended          Ended           Ended
                                                         June 30,       June 30,        June 30,
                                                           1997           1998            1997
                                                       ------------    -----------    -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
          Total revenues                               $  316,813      $  608,398     $  638,770
          Income from continuing operations
            before the non-recurring charge            $   25,616      $   16,881     $   48,175
          Pro forma income per share from continuing
            operations before the non-recurring charge:
            Basic                                      $     0.15      $     0.10     $     0.28
            Diluted                                    $     0.14      $     0.09     $     0.27

     As discussed in Note 1, the fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. Chiron Behring, however, is accounted for on a calendar year basis, which may not coincide with the Company's quarter-end and year-end periods.

NOTE 7--CONTINGENCIES

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

NOTE 8--SUBSEQUENT EVENTS

     AGREEMENT WITH GEN-PROBE, INC. ("GEN-PROBE")

     In the third quarter of 1998, Chiron and Gen-Probe, a wholly owned subsidiary of Chugai Pharmaceutical Co., Ltd., signed an agreement to form a strategic alliance to develop, manufacture and market nucleic acid probe assay systems for blood screening and certain areas of diagnostics. Under the terms of the agreement, Chiron will market and sell products that utilize the Company's intellectual property relating to hepatitis C (HCV) and human immunodeficiency virus (HIV) and Gen-Probe's patented transcription-mediated amplification (TMA), target capture, hybridization protection assay (HPA) and dual kinetic assay (DKA) technologies. In exchange for the rights to Gen-Probe's technology, Chiron paid $10.0 million upon signing the agreement, which will be recorded as a component of "Other intangible assets, net" in the Company's consolidated balance sheet at September 30, 1998. This asset will be utilized across a broad base of technology within the Company's blood screening and nucleic acid diagnostic businesses. In addition, Chiron is obligated to pay an additional $15.0 million 30 days after Gen-Probe's submission of an investigational new drug application to the Food and Drug Administration ("FDA") and another $10.0 million upon Gen-Probe's receipt of marketing approval from the FDA. The agreement also provides certain provisions for additional cost sharing and royalties upon the commercialization of specified products.

                                  CHIRON CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1998

NOTE 8--SUBSEQUENT EVENTS (CONTINUED)

     AGREEMENT WITH INTERNATIONAL BUSINESS MACHINES CORPORATION ("IBM")

     Effective July 1, 1998, Chiron and IBM executed a ten-year information technology services agreement. Under this agreement, IBM will provide Chiron with a full range of information services, including designing and deploying a company-wide distributed network system, establishing a comprehensive help-desk operation, and developing a standardized desk-top platform using IBM workstations. Chiron may terminate this agreement beginning July 1, 1999, with no less than 180 days prior notice to IBM, subject to certain termination charges. Through July 1, 1999, Chiron's payments to IBM will total $19.3 million. If Chiron does not terminate this agreement prior to expiration, payments to IBM will approximate $138.8 million in aggregate. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM.

     PURCHASE OF MANUFACTURING AND ADMINISTRATIVE FACILITIES

     On July 16, 1998, the Company completed the purchase of manufacturing and administrative facilities in Siena, Italy, which were previously under lease. The net purchase price of 35.3 billion Italian lira (approximately $20.2 million), will be recorded as a component of "Land and buildings" in the Company's consolidated balance sheet at September 30, 1998.

     LICENSE ISSUANCE FEE REVENUES

     In July 1998, the Company entered into a non-exclusive license agreement with respect to certain of its technologies. Under this agreement, Chiron expects to recognize one-time non-refundable license issuance fee revenues of $24.0 million in the third quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                  CHIRON CORPORATION

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

     Chiron develops, manufactures and markets human healthcare products for the prevention, diagnosis and treatment of disease utilizing innovations in biology and chemistry. Chiron participates in three human healthcare markets: (i) diagnostics, including blood screening tests, automated immunodiagnostic systems, critical blood analyte systems and nucleic acid probe tests; (ii) adult and pediatric vaccines; and (iii) therapeutics, with an emphasis on oncology, serious infectious diseases and critical care diseases. Chiron also develops or acquires new technologies, employing these technologies to discover new products for the Company or for its partners. On December 29, 1997, Chiron completed the sale of its ophthalmic business unit, Chiron Vision Corporation ("Chiron Vision"), to Bausch & Lomb Incorporated ("B&L"). The Company's condensed consolidated statements of operations reflect the after-tax results of Chiron Vision, and the gain on disposal thereof, as discontinued operations for all periods presented. In addition, Chiron is currently examining various strategic transactions, including a possible joint venture arrangement, involving significant portions of its diagnostics business.

RESULTS OF OPERATIONS

REVENUES

     The Company's revenues are derived from a variety of sources, including product sales, joint business arrangements, collaborative agreements and product royalty agreements. Product sales, Chiron's largest revenue category, consists of the following product lines:


                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                     -------------------------     -----------------------
                                     JUNE 30,        JUNE 30,      JUNE 30,       JUNE 30,
                                       1998            1997          1998           1997
                                     ---------      ----------     ---------     ---------
                                                         (IN THOUSANDS)
          Diagnostic products        $146,607       $154,929       $286,309       $303,951
          Vaccine products             43,973         17,191         58,441         35,710
          Therapeutic products         46,990         31,525         97,292         64,775
                                     --------       --------       --------       --------
                                     $237,570       $203,645       $442,042       $404,436
                                     --------       --------       --------       --------
                                     --------       --------       --------       --------


     Sales of the Company's diagnostic products are moderately seasonal, with lower sales in the first and third quarters and higher sales in the second and fourth quarters of the year. Sales of certain of the Company's vaccine products, particularly flu vaccine, also are seasonal, with higher sales in the fourth quarter of the year. As a result, Chiron's results in any one quarter are not necessarily indicative of results to be expected for a full year.

     The Company markets most of its commercial products internationally. As a result, product revenues in almost all product lines are affected by fluctuating foreign currency exchange rates. Foreign product sales in the second quarter of 1998 and 1997 were approximately $146.6 million and $114.6 million, respectively. For the first half of 1998 and 1997, foreign product sales were $253.7 million and $228.1 million, respectively. The overall increase in foreign product sales between periods was primarily due to Chiron's acquisition of the remaining 51 percent interest in, and consolidation of, Chiron Behring GmbH & Co KG ("Chiron Behring"), effective March 31, 1998. See additional discussion under AGREEMENT WITH HOECHST AG herein. Changing currency exchange rates have had, and will continue to have, an impact on Chiron's results. For the second quarter and first half of 1998, product sales would have been higher by $6.8 million and $15.2 million, respectively, had currency exchange rates in 1998 remained constant with those in 1997. In addition, Chiron's product sales in the Asia/Pacific area, consisting largely of diagnostic products, are subject to fluctuation due to the economic crises that are occurring throughout that region. There can be no assurances that these economies will recover in the near term or that the Asian financial crisis will not have a material adverse impact on the Company's results of operations in future periods. The Company's non-product revenues, discussed below, are largely denominated in U.S. dollars but are affected by the Company's joint partners' and collaborators' non-U.S. operations.

     DIAGNOSTIC PRODUCTS Diagnostic product sales include sales and sales-type leases of immunodiagnostic testing systems (ACS:180-Registered Trademark- and ACS:Centaur-TM- automated chemiluminescence systems), reagents and supplies for these systems and revenues from instruments, reagents and supplies under related operating leases; sales of critical care systems, clinical chemistry products and manual immunodiagnostic systems; sales of branched DNA ("bDNA") probe systems and kits for human immunodeficiency virus ("HIV"), hepatitis C virus ("HCV") and hepatitis B virus ("HBV"), which are available in the U.S. for research use only; and sales of blood screening antigens and kits. Sales of diagnostic products decreased by $8.3 million and $17.6 million in the second quarter and first half of 1998, respectively, as compared with the same periods in 1997, primarily due to the December 1997 sale and closure of the worldwide Quality Controls business and electrophoresis business, respectively, which contributed an aggregate of $6.4 million and $12.8 million to diagnostic product sales in the second quarter and first half of 1997, respectively. In addition, had exchange rates in the second quarter and first half of 1998 remained constant with those in the same periods of 1997, particularly in Japan, Germany, Australia, France and Korea, diagnostic product sales in the second quarter and first half of 1998 would have been higher by $5.9 million and $12.6 million, respectively. Diagnostic product sales in the second quarter and first half of 1998, as compared with the corresponding periods in 1997, reflect increased sales of ACS:180-Registered Trademark- immunodiagnostic products, despite competitive pricing pressure on certain assays, and increased sales of critical blood gas instruments. The increase in sales of ACS:180-Registered Trademark-immunodiagnostic products reflects increased sales volume of reagents resulting from the compounding effect of increased ACS:180-Registered Trademark- system placements as compared with the prior year. The increase in sales of critical blood gas instruments reflects strong domestic sales as well as a shift in the mix of sales from operating leases to capital sales.

     VACCINE PRODUCTS Vaccine product sales consist principally of sales by Chiron Behring and by Chiron's Italian subsidiary of pediatric and flu vaccines in Germany, Italy and certain international markets. Vaccine product sales in the second quarter and first half of 1998 increased by $26.8 million and $22.7 million, respectively, as compared with the corresponding periods in 1997, due to Chiron's acquisition of the remaining 51 percent interest in, and consolidation of, Chiron Behring effective March 31, 1998. Decreased sales of the Company's oral polio vaccine in the second quarter and first half of 1998 as compared with the same periods of the prior year were largely offset by increased vaccine sales of haemophilus influenzae type B (HIB) and adult influenza vaccines. The supply constraints related to the Company's oral polio vaccine experienced in 1997 and through much of the second quarter of 1998 have been resolved, and sales in the third and fourth quarter of 1998 are expected to increase over their current level.

     THERAPEUTIC PRODUCTS Sales of Proleukin-Registered Trademark- (aldesleukin, interleukin-2) increased $7.7 million and $10.7 million in the second quarter and first half of 1998, respectively, as compared with the corresponding periods in 1997, due to (i) a domestic sales price increase in January 1998, and (ii) volume increases attributable to continued growth in existing indications and the expanded use of Proleukin-Registered Trademark-for the new indication of metastatic melanoma. Also contributing to the overall increase in Proleukin-Registered Trademark- sales was an increase in vials sold in European markets. On an annual basis, Proleukin-Registered Trademark- revenues in 1998 are not expected to increase at the current rate.

     Under the terms of a development and supply agreement with Schering AG, Germany ("Schering AG"), and its U.S. affiliate, Berlex Laboratories, Inc. ("Berlex"), Chiron manufactures Betaseron-Registered Trademark- (interferon beta-1b) for Berlex and Schering AG. Under the terms of the agreement, Chiron earns an initial partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG and a subsequent secondary payment for Betaseron-Registered Trademark- upon net sales of the product to patients. Beginning July 1997, the terms of payment changed, with a larger portion due when sales are realized rather than at the time of initial shipment. The increase in Betaseron-Registered Trademark- product sales in the second quarter and first half of 1998 of $2.8 million and $3.2 million, respectively, reflects the change in payment terms described above and an increase in vials sold to Berlex and Schering AG. Secondary revenues earned by Chiron represent only part of the total revenues derived from Betaseron-Registered Trademark- sales by Berlex and Schering AG. The timing of future shipments to Berlex and the related revenue may vary based upon the inventory management practices of Berlex. A contractual decrease in the total payments received by Chiron for the manufacture of Betaseron-Registered Trademark- will occur in October 1998. This contractual decrease is not anticipated to impact Betaseron-Registered Trademark- product sales until December 1998 when the secondary revenues are recognized.

     Revenues derived from platelet-derived growth factor ("PDGF"), which were first recognized in the third quarter of 1997, contributed $4.6 million and $17.9 million to Chiron's net product sales in the second quarter and first half of 1998, respectively. PDGF is the active ingredient in Johnson & Johnson's Regranex-Registered Trademark- (becaplermin) Gel (recombinant human platelet-derived growth factor -rhPDGF-BB), a treatment for diabetic foot ulcers. Of the total PDGF revenues recognized during the first half of 1998, $8.0 million resulted from a contractual price adjustment to Chiron's 1997 sales, which was recognized during the first quarter of 1998, and approximately $9.9 million was attributable to 1998 shipments. Revenues from sales of PDGF are expected to fluctuate significantly in future periods subject to the inventory management practices of Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company, and to the development of the market for Regranex-Registered Trademark-.

     DIAGNOSTIC JOINT BUSINESS Equity in earnings of unconsolidated joint businesses consists substantially of Chiron's one-half interest in the pretax operating earnings of its joint blood screening business with Ortho Diagnostic Systems, Inc. ("Ortho"), a J&J company. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. The joint business also holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from several companies, including Abbott Laboratories, Pasteur Sanofi Diagnostics and Genelabs Diagnostic, Inc., for their sales of certain tests. Chiron and Ortho separately are developing new immunodiagnostic instrument systems expected to contain broad menus of immunodiagnostic tests to serve their respective clinical diagnostic businesses. Chiron must obtain Ortho's agreement in order that hepatitis and retrovirus tests may be developed and marketed for use on Chiron Diagnostics' new systems. There can be no assurance that Chiron can obtain such agreement on acceptable terms or at all. Refer to Part II, Item 1, "Legal Proceedings--Ortho Diagnostic Systems, Inc." in this Quarterly Report on Form 10-Q and Part I, Item 3, "Legal Proceedings--Ortho Diagnostic Systems, Inc." of Chiron's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

     In the second quarter and first half of 1998, Chiron's share of the pretax operating earnings of the joint business decreased by $5.2 million and $18.8 million, respectively, as compared with the same periods in the prior year. These earnings are recorded by Chiron on a one-month lag based upon estimates supplied by Ortho, which are subject to a final adjustment 90 days after the end of each calendar year (the "final annual accounting"). In the second quarter of 1998, the decrease in joint business revenues as compared with the second quarter of 1997 resulted from decreased foreign profits of the joint business, including the adverse impact of changes in foreign currency exchange rates between years, and joint business asset write-offs related to the implementation of certain processes to comply with stricter Food and Drug Administration ("FDA") guidelines mandated throughout the industry. With respect to the first half of 1998, the final annual accounting for 1997 resulted in a $4.1 million charge as compared with $0.8 million of income in 1997. In addition, certain other items recorded by Chiron in the first quarter of 1998 related to (i) foreign profits of the joint business, (ii) certain one-time contract termination fees, and (iii) joint business asset write-offs, contributed $6.9 million to the decrease in joint business revenues in the first half of 1998 as compared with the first half of 1997.

     AGREEMENT WITH HOECHST AG From the date of acquisition and through the first quarter of 1998, equity in earnings of unconsolidated joint businesses included Chiron's 49 percent share of the after-tax operating results of Chiron Behring, which was acquired in July 1996. Chiron's share of earnings of the joint venture, including amortization of intangibles, was $2.4 million in the first quarter of 1998 and $6.2 million and $6.3 million in the second quarter and first half of 1997, respectively. Refer to Note 6 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     In the second quarter of 1998, Chiron acquired Hoechst AG's 51 percent interest in Chiron Behring. The acquisition was accounted for under the purchase method of accounting. The purchase price of approximately $113.1 million, which included approximately $1.8 million of acquisition costs, was allocated to the acquired assets and liabilities assumed based upon their estimated fair value on the acquisition date. Chiron recognized as an expense the amount of the purchase price allocated to purchased in-process technologies, resulting in a charge against earnings of approximately $1.6 million in the second quarter of 1998. Other purchased intangible assets of approximately $135.0 million, including goodwill, trademarks, patents and customer list, are being amortized over their estimated useful lives of 4 to 18 years on a straight-line basis. The results of operations of Chiron Behring are included in Chiron's consolidated operating results beginning in the second quarter of 1998.

     COLLABORATIVE AGREEMENT REVENUES Collaborative agreement revenues consist of fees received for research services as they are performed, proceeds from sales of product rights, proceeds from sales of biological materials to research partners for preclinical and clinical testing, and fees received upon attainment of benchmarks specified in the related research agreements. Collaborative agreement revenues for the second quarter and first half of 1998 decreased $4.7 million and $7.1 million, respectively, as compared with the same periods of 1997, due largely to decreased revenues recognized under collaborative agreements with Green Cross of Japan for HIV gene therapy research and clinical development, and with Janssen Pharmaceutica, N.V. for the development and use of combinatorial libraries. In view of these decreases, management does not expect future collaborative agreement revenues to be at levels commensurate with that in 1997, unless new collaborative arrangements are made.

     Collaborative agreement revenues also include research and development funding from Novartis AG ("Novartis"). Under a December 1995 limited liability company agreement, as amended, Novartis agreed to provide $250.0 million (which may be increased to $300.0 million subject to certain conditions) through 1999 in support of research and development at Chiron, subject to certain aggregate annual funding limitations. In connection with this funding arrangement, Chiron recognized collaborative agreement revenues of $15.6 million and $18.0 million for the second quarters of 1998 and 1997, respectively. For the first half of 1998 and 1997, Chiron recognized $31.6 million and $33.8 million, respectively. Chiron anticipates receiving substantial additional funding from Novartis in future periods under this funding arrangement. Under the December 1995 limited liability company agreement, as amended, Novartis' funding obligation will not exceed $62.3 million in 1998 and $50.3 million (plus any unused portion of the funding limit for 1998) in 1999.

     OTHER REVENUES Other revenues consist principally of product royalties, including royalty revenues resulting from Schering AG's European sales of Betaferon-Registered Trademark-, revenues generated from promotion and co-promotion of Novartis' product Aredia-Registered Trademark- (pamidronate disodium for injection), and, beginning in the second quarter of 1998, royalty revenues and sales fees generated by Chiron Behring. Other revenues recognized by Chiron in the second quarters of 1998 and 1997 were $26.1 million and $19.5 million, respectively. For the first half of 1998 and 1997, Chiron recognized $53.3 million and $46.6 million, respectively. The overall increase in other revenues in the second quarter of 1998 as compared with the corresponding period in 1997 is largely due to $9.3 million of other revenues generated by Chiron Behring, consisting primarily of royalties and sales fees from HBV vaccines. In addition, royalty revenues resulting from Schering AG's European sales of Betaferon-Registered Trademark- increased by $1.1 million in the second quarter of 1998 as compared with the same period in 1997. Partially offsetting the increase in other revenues in the second quarter of 1998 as compared with the second quarter of 1997 were decreased revenues related to Aredia-Registered Trademark- (see discussion below) and the sale of certain oncology-related marketing rights for $2.0 million in the second quarter of 1997. The overall increase in other revenues in the first half of 1998 as compared with the first half of 1997 is primarily due to royalties and sales fees related to HBV vaccines generated by Chiron Behring, an increase of $3.2 million in royalty revenues resulting from Schering AG's European sales of Betaferon-Registered Trademark- and a one-time $5.0 million license fee received from Pharmacia & Upjohn Company (see discussion below). Partially offsetting the increase in the first half of 1998 as compared with the corresponding period of 1997 were decreased revenues from Aredia-Registered Trademark- (see discussion below) and an aggregate decrease of $3.1 million from royalties on sales by Merck & Co., Inc. of HBV vaccines and by Novo Nordisk of insulin and glucagon. A significant contractual decrease in royalties related to insulin will occur in January 1999.

     A November 1996 agreement with Novartis, executed primarily in connection with a consent and agreement that resolved the Federal Trade Commission's review of the Ciba-Geigy Ltd. and Sandoz Ltd. merger that created Novartis, provided that Chiron, through a co-promotion arrangement with Novartis, would promote Aredia-Registered Trademark- for two years after a six-month transitional period beginning April 1997. In
December 1997, the co-promotion arrangement with Novartis was modified such that Chiron would no longer promote Aredia-Registered Trademark- after April
3, 1998. In the second quarter and first half of 1998, Chiron recognized $0.6 million and $9.8 million, respectively, of other revenues related to Aredia-Registered Trademark-co-promotion services as compared with $6.6 million in both the second quarter and the first half of 1997. Prior to April 1997, Chiron recognized other revenues from sales fees earned under an agreement with Novartis which provided Chiron with sole promotional rights in the U.S. to Aredia-Registered Trademark-. Under this exclusive agreement which expired in March 1997, Chiron recognized Aredia-Registered Trademark-sales fees of $12.5 million in the first quarter of 1997.

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

COSTS AND EXPENSES

     GROSS PROFIT Gross profit as a percentage of net product sales for the quarters ended June 30, 1998 and 1997 was 57 percent and 60 percent, respectively. For the first six months of 1998 and 1997, gross profit as a percentage of net product sales was 57 percent and 59 percent, respectively. In the second quarter of 1998, a $6.0 million reduction in cost of sales was recognized due to a change in estimated property tax accruals created in prior periods. In the second quarter of 1997, a $6.6 million reduction in cost of sales was recognized within Chiron Diagnostics due to a revised estimate of royalties to be paid on sales of certain products. Gross profit margin excluding these items would have been 54 percent and 57 percent for the quarters ended June 30, 1998 and 1997, respectively, and 55 percent and 57 percent for the first six months of 1998 and 1997, respectively.

     The overall decrease in gross profit margin in the second quarter of 1998 as compared with the corresponding period in 1997 primarily resulted from high fixed manufacturing costs related to the launch of the ACS:Centaur-TM-, a more powerful immunodiagnostic system designed to markedly increase laboratory productivity, and an unfavorable mix of vaccine product sales which, beginning with the consolidation of Chiron Behring in the second quarter of 1998, includes a significant portion of in-licensed products with lower gross margins. The overall decrease in gross profit margin in the second quarter of 1998 as compared with the second quarter of 1997 was partially offset by improvements in gross profit margins on domestic sales of Proleukin-Registered Trademark- due to a January 1998 price increase; sales of PDGF in the second quarter of 1998; and the impact of an adverse sales mix of diagnostic products in international markets in the second quarter of 1997.

     In addition to the factors affecting gross profit margin in the second quarters of 1998 and 1997 discussed above, the overall decline in gross profit margin in the first half of 1998 as compared with the same period in 1997 is due to certain nucleic acid diagnostic ("NAD") inventory adjustments and lower average selling prices of NAD products, particularly in international markets, in the first quarter of 1998. This decrease in gross profit margin was partially offset by improvements in gross profit margin resulting from the impact of charges recorded in the first quarter of 1997 related to vaccine inventory reserves and temporarily idled manufacturing facilities in Italy. Gross profit margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

     RESEARCH AND DEVELOPMENT Chiron recognized research and development expenses of $93.5 million and $94.3 million in the second quarters of 1998 and 1997, respectively. For the first half of 1998 and 1997, Chiron recognized research and development expenses of $184.4 million and $182.2 million, respectively. Generally, the Company's research and development expenses fluctuate from period to period depending upon the extent of clinical trial-related activities, including the manufacturing of clinical material; the number of products under development and their progress; and the acquisition of companies and new technology and licensing rights. In the second quarter and first half of 1998, research and development expenses remained fairly constant despite the consolidation of Chiron Behring in the second quarter of 1998, which increased research and development expenses by $4.3 million. Decreases in research and development spending in the second quarter and first half of 1998 were primarily related to Myotrophin-Registered Trademark- (mecasermin) Injection, and research and development costs related to PDGF, HBV vaccine and NAD products. Myotrophin-Registered Trademark- Injection is being developed by the Company in collaboration with Cephalon, Inc. ("Cephalon") as a treatment for amyotrophic lateral sclerosis ("ALS" or Lou Gehrig's disease). On May 8, 1997, an FDA advisory committee found that there was not sufficient evidence of efficacy in the use of Myotrophin-Registered Trademark- Injection for the treatment of ALS to warrant FDA approval. In November 1997, Chiron and Cephalon withdrew and resubmitted their application to the FDA; this was done at the request of the FDA to allow more time for review of the new drug application. In May 1998, the FDA issued a letter stating that Myotrophin-Registered Trademark- is "potentially approvable," subject to the submission of additional information demonstrating that Myotrophin-Registered Trademark- is effective in the treatment of ALS. There can be no assurance as to whether this information will satisfy the FDA with respect to Myotrophin-Registered Trademark-. Although Chiron and Cephalon are continuing their discussions with the FDA and intend to provide this information, the Company is unable to predict when resolution of this issue will occur. In the second quarter and first half of 1998, the Company incurred additional research expenses related to certain vaccine research, biologics research and cancer targets and mechanisms research. In addition, in connection with a May 1997 agreement with Hyseq, Inc. to collaborate in the identification of genetic targets for the development of pharmaceutical treatments for cancer, Chiron is obligated to fund allowable research costs, in amounts not less than $8.5 million in the first year and $5.5 million in each of the second and third years of the collaboration term, incurred by Hyseq in performing research requested by the Company.

     OTHER OPERATING EXPENSES Selling, general and administrative ("SG&A") expenses as a percentage of net product sales in the second quarters of 1998 and 1997 were 37 percent and 39 percent, respectively. For the first six months of 1998 and 1997, SG&A expenses as a percentage of net product sales were 37 percent and 38 percent, respectively. In the second quarters of 1998 and 1997, Chiron recognized $3.6 million and $4.7 million, respectively, as reductions in SG&A expenses due to changes in estimated accruals created in prior periods. Selling and marketing expenses continued to represent the largest portion of total SG&A expenses, as Chiron devoted significant resources to support sales volumes in its existing product lines as well as new products. The overall increase in SG&A expenses in the second quarter and first half of 1998 as compared with the corresponding periods in 1997 was due primarily to the consolidation of Chiron Behring in the second quarter of 1998, which contributed $13.4 million to SG&A expenses. In addition, SG&A expenses in the second quarter and first half of 1997 included an aggregate of $2.0 million and $4.2 million, respectively, of operating expenses incurred by Chiron Diagnostics' Quality Controls and electrophoresis businesses, which were sold and closed, respectively, in the fourth quarter of 1997.

     In the first half of 1998, Chiron recognized net restructuring and reorganization charges of $22.3 million, which include a second-quarter net benefit of $1.9 million and a first-quarter charge of $24.2 million. The net restructuring and reorganization benefit in the second quarter of 1998 consists of a $3.6 million benefit due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility, and charges of $1.7 million consisting primarily of facility and employee termination costs. At June 30, 1998, the liability associated with second-quarter restructuring and reorganization charges was $0.4 million.

     Of the $24.2 million restructuring and reorganization charge in the first quarter of 1998, $21.0 million was due to termination and other employee-related costs in connection with the planned elimination of 403 positions in sales, marketing and other administration, manufacturing, and research and development functions. The elimination of these positions is due primarily to the Company's ongoing rationalization of business operations, particularly within its diagnostics business, the consolidation of blood gas instrument manufacturing and the closure of the Company's St. Louis manufacturing facility. In connection with the plan of termination, 283 employees were terminated during the first half of 1998 and benefits of $6.2 million were paid and charged against the accrual. The remaining $3.2 million of first-quarter restructuring and reorganization charges resulted primarily from facility-related costs. Of this amount, approximately $1.3 million was charged against the liability during the first half of 1998. At June 30, 1998, the liability associated with first-quarter restructuring and reorganization charges was $16.7 million. This liability is expected to be substantially settled through the first quarter of 1999. The first-quarter restructuring plans are expected to result in reduced cost of sales, and SG&A and research and development expenses in future periods.

     The Company anticipates that it will incur future restructuring and reorganization expenses in the second half of 1998 as it continues to create a simpler, more efficient cost structure for the organization.

NON-OPERATING INCOME AND EXPENSE

     In June 1998, Chiron completed the sale of its fill and finishing facility in Puerto Rico to IPR Pharmaceuticals, Inc. which resulted in a gain on sale of assets of $6.2 million. Interest expense in the second quarter and first half of 1998 decreased $1.5 million and $2.9 million, respectively, from the corresponding periods of 1997. These decreases were due primarily to the January 1998 repayment of $100.0 million of borrowings outstanding under the Company's U.S. credit facilities utilizing a portion of the proceeds received from the sale of Chiron Vision. Other income, net, consists primarily of investment income on the Company's cash and investment balances and other non-operating gains and losses. Interest income in the second quarter and first half of 1998 increased by $3.9 million and $8.5 million, respectively, as compared with the same periods in 1997, due primarily to increased average cash and investment balances attributable to net cash proceeds received from the sale of Chiron Vision. In addition, during the second quarter and first half of 1998, Chiron recognized gains of $0.9 million and $4.5 million, respectively, attributable to the sale of certain equity securities. In the first quarter of 1998, the Company recognized a loss of $3.0 million attributable to the other-than-temporary impairment of certain equity securities. In the second quarter and first half of 1997, no gains or losses were recognized related to equity securities.

     The 1998 estimated annual tax provision is expected to be 25 percent of pretax income from continuing operations, excluding restructuring and reorganization charges, a financial reporting gain on sale of assets (see Note
5), and $6.0 million of financial reporting income recognized in the second quarter of 1998 due to a change in estimated property tax accruals. The provision may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Restructuring and reorganization charges recorded during the six months ended June 30, 1998 are expected to create a current additional income tax benefit of approximately $1.2 million in 1998. The Company does not anticipate an income tax benefit from these charges for the three months ended June 30, 1998. The $1.2 million benefit is lower than the estimated annual tax rate applied to the restructuring and reorganization charges in the first half of 1998 due to the timing of the deduction of a certain portion of the charges for income tax purposes, and because a substantial portion of the charge offsets income of certain subsidiaries which, without regard to such charges, is already taxed at a low effective rate due to the use of certain net operating loss carryforwards. The sale of the Company's Puerto Rico facility, for which a financial reporting gain on sale of assets was recorded during the three and six months ended June 30, 1998, resulted in a tax deductible loss for which a current additional income tax benefit of approximately $1.5 million was recognized. These income tax benefits offset income tax expense attributable to pretax income from continuing operations and, accordingly, reduce the effective rate of tax on continuing operations. Financial reporting income of $6.0 million was recognized during the three and six months ended June 30, 1998 from a change in estimated property tax accruals; such accruals were not tax deductible and, accordingly, the change of estimate resulted in no income tax provision. As they more likely than not will be realized, net deferred tax assets of $2.5 million and $3.5 million and corresponding credits to deferred tax expense, were recognized during the three and six months ended June 30, 1998, respectively, for U.S. federal and state tax purposes. The recognition of such net deferred tax assets is based on management's estimates of future taxable income in the United States and for certain foreign jurisdictions in which the Company's operations have historically been profitable. Such estimates are subject to change based on future events and, accordingly, the amount of deferred tax assets recognized may increase or decrease from period to period.

     Income tax expense for the three and six months ended June 30, 1997 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 30 percent. The actual 1997 annual effective tax rate of 24 percent, exclusive of the impact of an impairment loss in the third quarter, reflects a change in estimate during the second half of 1997 of the mix of foreign versus domestic profits, benefits of certain tax credits and loss carryforwards, and anticipated foreign sales corporation benefits.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not determined the timing or method of adoption and is currently evaluating the effect that implementation of SFAS 133 will have on its results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Chiron's capital requirements have been generally funded from operations, cash and investments on hand, debt borrowings and sales of equity. In addition to these sources of capital, future capital requirements may be financed through a combination of research and development funding provided by Novartis, possible off-balance-sheet financing and cash provided by operations. Chiron's cash and investments in marketable debt securities, which totaled $413.0 million at June 30, 1998, are invested in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with maturities in excess of one year are presented on the balance sheet as noncurrent investments.

     SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $158.1 million and $111.9 million at June 30, 1998 and 1997, respectively. Cash provided by operating activities was $46.7 million in the first half of 1998 as compared with $61.4 million in the first half of 1997. Primary sources of the decrease in cash from operating activities were the income from continuing operations of $14.5 million in the first half of 1998 (as compared with $31.2 million in the first half of 1997), and an increase in accounts receivable in the first half of 1998 as compared with a decrease in the first half of 1997, excluding the decrease in accounts receivable from the sale of Chiron Vision.

     Cash provided by (used in) investing activities was $125.3 million in the first half of 1998 as compared with ($32.5) million in the first half of 1997. In the first half of 1998, the primary sources of cash from investing activities were proceeds of $298.9 million from the sale of Chiron Vision, $127.6 million from the sale and maturity of investments in marketable debt securities and $18.5 million from the sale of the Puerto Rico facility. These sources of cash in the first half of 1998 were partially offset by the purchase of $222.3 million of investments in marketable debt securities, $54.8 million (net of cash acquired) for the purchase of Chiron Behring and acquisitions of property and equipment totaling $35.5 million. In the first half of 1997, the primary source of cash from investing activities was $39.8 million of proceeds from the sale and maturity of investments in marketable debt securities. This source of cash in the first half of 1997 was offset by acquisitions of property and equipment totaling $36.4 million and the purchase of $27.9 million of investments in marketable debt securities.

     Cash (used in) provided by financing activities was ($112.4) million in the first half of 1998 as compared with $14.9 million in the first half of 1997. In the first half of 1998, the primary use of cash was the repayment of $137.0 million of short-term debt, $100.0 million of which was outstanding under the Company's U.S. credit facilities and was repaid utilizing a portion of the proceeds from the sale of Chiron Vision. In the first half of 1997, the primary use of cash was Chiron's purchase of a previously leased manufacturing facility and related buildings in Emeryville, California for $29.8 million. Also contributing to cash provided by financing activities were proceeds of $26.0 million and $29.7 million in the first half of 1998 and 1997, respectively, from issuance of common stock under the Company's stock option and employee stock purchase plans.

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

     In July 1998, the Company entered into a non-exclusive license agreement with respect to certain of its technologies. Under this agreement, Chiron expects to recognize one-time non-refundable license issuance fee revenues of $24.0 million in the third quarter of 1998.

     Chiron believes that its cash and investments, funds provided by operations and capital market transactions will be sufficient to meet its cash requirements during the upcoming twelve months and through the foreseeable future.

     BORROWING ARRANGEMENTS Under two separate revolving, committed, unsecured credit agreements with major financial institutions, Chiron can borrow up to $200.0 million in the U.S. These agreements, guaranteed by Novartis, which allow for borrowings of up to $100.0 million each, mature in March 1999 and February 2003. No borrowings were outstanding under these credit agreements at June 30, 1998. Under Chiron's credit arrangements outside the U.S., borrowings of $17.5 million were outstanding at June 30, 1998.

     OTHER COMMITMENTS In the third quarter of 1998, Chiron and Gen-Probe, Inc. ("Gen-Probe"), a wholly owned subsidiary of Chugai Pharmaceutical Co., Ltd., signed an agreement to form a strategic alliance to develop, manufacture and market nucleic acid probe assay systems for blood screening and certain areas of diagnostics. Under the terms of the agreement, Chiron will market and sell products that utilize the Company's intellectual property relating to HCV and HIV and Gen-Probe's patented transcription-mediated amplification
(TMA), target capture, hybridization protection assay (HPA) and dual kinetic assay (DKA) technologies. In exchange for the rights to Gen-Probe's technology, Chiron paid $10.0 million upon signing the agreement, which will be recorded as a component of "Other intangible assets, net" in the Company's consolidated balance sheet at September 30, 1998. This asset will be utilized across a broad base of technology within the Company's blood screening and nucleic acid diagnostic businesses. In addition, Chiron is obligated to pay an additional $15.0 million 30 days after Gen-Probe's submission of an investigational new drug application to the FDA and another $10.0 million upon Gen-Probe's receipt of marketing approval from the FDA. The agreement also provides certain provisions for additional cost sharing and royalties upon the commercialization of specified products.

     Effective July 1, 1998, Chiron and International Business Machines Corporation ("IBM") executed a ten-year information technology services agreement. Under this agreement, IBM will provide Chiron with a full range of information services, including designing and deploying a company-wide distributed network system, establishing a comprehensive help-desk operation, and developing a standardized desk-top platform using IBM workstations. Chiron may terminate this agreement beginning July 1, 1999, with no less than 180 days prior notice to IBM, subject to certain termination charges. Through July 1, 1999, Chiron's payments to IBM will total $19.3 million. If Chiron does not terminate this agreement prior to expiration, payments to IBM will approximate $138.8 million in aggregate. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM.

     On July 16, 1998, the Company completed the purchase of manufacturing and administrative facilities in Siena, Italy, which were previously under lease. The net purchase price of 35.3 billion Italian lira (approximately $20.2 million), will be recorded as a component of "Land and buildings" in the Company's consolidated balance sheet at September 30, 1998.

     Chiron's liquidity may be further affected in future periods by its decision to fund its share of expenses in certain of its joint ventures and collaboration arrangements. Over the next several years, Chiron anticipates funding collaborations with a number of its research partners, and may make additional investments in collaborative partners. The Company also expects to incur substantial capital spending in future periods.

     MARKET RISK MANAGEMENT The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments, as more fully described in Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk," of Chiron's Annual Report on Form 10-K for the fiscal year ended December 28, 1997. To manage foreign currency exchange risks, Chiron enters into forward foreign currency contracts ("forwards") and cross currency interest rate swaps ("swaps"), and purchases foreign currency option contracts ("options"). Chiron does not use any of these derivative instruments for trading or speculative purposes.

     On April 1, 1998, the Company entered into a series of swaps to modify the interest and currency characteristics of certain assets and liabilities denominated in a nonfunctional currency. The objective of the swaps entered into by the Company is to fix the interest rate and currency rate exposures associated with the Company's wholly owned German subsidiary. The exposures are denominated in Deutsche marks and have a notional amount of $114.2 million at June 30, 1998.

     The Company has exposure to changes in interest rates in both its investment portfolio and certain floating rate liabilities and real estate commitments. The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available-for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. The
Company does not currently hedge this exposure and there can be no assurance that other-than-temporary losses will not have a material adverse impact on the Company's results of operations in the future. The Company also has short-term debt obligations and certain real estate lease commitments with interest rates or payments tied to the London Interbank Offered Rate (LIBOR).

     YEAR 2000 Chiron is dependent on a number of computer systems and applications to conduct its business. In the past, many computer programs were written using two digits rather than four to identify the relevant year.
 These programs may not be able to distinguish between 21st and 20th century dates (for example, "00" may be read as the year 1900 when the year 2000 is intended). This could result in significant system failures or miscalculations. Accordingly, the Company is currently developing a comprehensive risk-based plan designed to make its computer systems, applications, facilities and instruments installed in customer facilities Year 2000 compliant. The plan covers three phases including (i) planning,
(ii) assessment, and (iii) implementation. The Company has substantially completed the planning phase and is currently in the assessment phase, which is targeted to be completed in the third quarter of 1998. The implementation phase is targeted to be completed by mid-1999. The Company is utilizing both internal and external resources to prepare for the year 2000. The Company believes that it should be able to substantially complete the implementation of critical internal aspects of its Year 2000 plan prior to the commencement of the year 2000. Even with substantial completion of internal remediation plans, the Company's customers, suppliers and distributors also present risk of their own year 2000 compliance over which the Company has no control. Accordingly, there can be no assurance that such Year 2000 issues will be resolved in 1999. If not resolved, these issues could have a material adverse impact on the Company's operations.

     The Company has initiated communications with its critical suppliers and other external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant, cannot be reasonably estimated.

     The Company may incur significant costs in identifying and resolving Year 2000 issues, including internal staff costs as well as consulting and other expenses. In addition, the appropriate course of action may include replacing or upgrading systems or equipment at a substantial cost to the Company. Failure of the Company to successfully complete its implementation of an integrated information system, which is a key element in the Company's Year 2000 remediation program, may have a material adverse impact on the Company's operations. The Company is currently evaluating the costs associated with preparing for the Year 2000 and expects these costs to be reasonably estimable upon the completion of the assessment phase. Currently, all costs are anticipated to be funded through operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Chiron wishes to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Chiron's actual results and could cause Chiron's actual consolidated results for the third quarter of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Chiron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

- The financial and operational impacts of the establishment of a joint venture or other transaction involving significant portions of Chiron's diagnostics business, and the restructuring and realignment of Chiron's remaining operations.

- Delays, difficulties or failure in obtaining regulatory approval (including approval of its systems, procedures and facilities for production) for the Company's products. These may include, for example, approval of the Company's Italian manufacturing facilities and processes as satisfying U.S. regulatory requirements for production of the Company's diphtheria, tetanus and genetically engineered acellular pertussis and adjuvanted flu vaccines, approval for Myotrophin-Registered Trademark- for which additional clinical trials may be required by the FDA, approval for DepoCyt-TM- (injectable sustained-release cytarabine), and approval for Quantiplex-Registered Trademark- assays for HIV and follow-on bDNA probe products, for which the FDA may require substantial additional process and systems validation.

- Charges that may be incurred or accrued as a result of the implementation of restructuring plans, including possible disposal of excess manufacturing and other general facilities, or as a result of the underutilization of manufacturing and other general facilities, including facility expansions.

- The ability of the Company to successfully complete its implementation of an integrated information system, which is a key element in the Company's Year 2000 remediation program.

- Costs of remediation related to issues that may be identified or incurred as a result of the Company's ongoing evaluation of its Year 2000 compliance, and the potential exposure to failures by third parties to properly remediate their own Year 2000 issues.

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

- Possible changes in laws, regulations and guidelines of regulatory agencies, which may affect the development, manufacture and sale of the Company's products.

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

- The impact of competing products, and inventory management practices, pricing, promotional and marketing decisions by the Company's partners, Schering AG for Betaseron-Registered Trademark- and Johnson & Johnson for PDGF.

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

- Changes to tax rates or possible future changes to conditions of certain tax rulings obtained by the Company or its subsidiaries, or outcomes of present or future examinations by tax authorities.

- The costs and other effects of legal and administrative cases and proceedings (whether civil, such as product-related or environmental, or criminal); settlements and investigations; developments or assertions by or against Chiron relating to intellectual property rights and licenses.

-    Seasonal fluctuations in product sales and resulting gross margin amounts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A discussion of the Company's exposure to, and management of, market risk appears in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the heading "Market risk management."

                                      PART II

ITEM 1.   LEGAL PROCEEDINGS.

     The Company is party to certain lawsuits and legal proceedings, which are described in Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the year ended December 28, 1997. No material developments in the area of legal proceedings have occurred since such Form 10-K was filed except as described in the Company's Form 10-Q for the three months ended
March 29, 1998 and except as follows:

F. HOFFMANN-LAROCHE

     As described below, Chiron is involved in certain litigation in the United States, The Netherlands, Japan, and Germany with F. Hoffmann-LaRoche AG and several of its affiliated companies concerning infringement and/or validity of certain Chiron patents related to HCV technology. It is not known when nor on what bases any of these litigation matters will be concluded.

     On January 27, 1998, Chiron initiated an action against F. Hoffmann-LaRoche, Ltd., several of its affiliated companies (collectively, "Roche") and Daniel Bradley in the United States District Court for the Northern District of California. The Company asserts that Roche's manufacture and sale of Amplicor HCV-TM- Test and Amplicor HCV Monitor-TM- Test constitutes infringement of Chiron's U.S. Patent Nos. 5,712,088 (the "'088 patent") and 5,714,596 (the "'596 patent"). The action also asserts that Bradley breached a settlement agreement, that Roche wrongfully induced this breach, and that Bradley committed slander of title with respect to Chiron's HCV technology. The action seeks damages, injunctive relief, and a declaratory judgment that Chiron is the sole and exclusive owner of its HCV technology. Roche filed a counterclaim requesting a declaratory judgment of non-infringement and invalidity and also alleging infringement of U.S. Patent No. 5,580,718 (the "'718 patent"), owned by Hoffmann-LaRoche, Inc., which allegedly relates to nucleic acid-based assays for the detection of HCV. The counterclaim of infringement seeks damages and injunctive relief. Chiron is defending on the basis of invalidity and non-infringement of the '718 patent, and seeks a declaration of invalidity of U.S. Patent No. 5,527,669 (the "'669 patent"), a related patent also owned by Hoffmann-LaRoche.

     On February 3, 1998, Chiron filed an action in The District Court of The Hague, The Netherlands against F. Hoffmann-LaRoche AG, several of its affiliated companies (collectively, "Roche AG"), and one of Roche AG's Dutch customers asserting Roche AG's infringement of the Company's European Patent 0 318 216 (the "'216 patent") relating to HCV nucleic acid technology.
Chiron seeks a cross-border injunction with effect in a number of European countries, prohibiting the sale of Roche AG's Amplicor HCV-TM- Test and Amplicor HCV Monitor-TM- Test. Trial of this matter is set for October 1998. In a separate proceeding, Roche AG and Chiron are appealing the European Patent Office's Opposition Division's decision upholding the '216 patent in amended form.

     On April 16, 1998, Chiron filed suit against Nippon Roche K.K. in the Tokyo District Court in Japan for infringement of Japanese patent number 2,656,995 (the "'995 patent"), relating to HCV nucleic acid technology. The suit seeks injunctive relief preventing the sale of Roche AG's Amplicor HCV-TM- Test and Amplicor HCV Monitor-TM- Test by Nippon Roche and damages.

     On January 9, 1997, Chiron, together with Ortho Diagnostic Systems, Inc., filed suit against F. Hoffmann-LaRoche AG in the Regional Court, 4th Civil Division, Dusseldorf, Germany, for infringement of the '216 patent. The suit seeks damages and injunctive relief preventing further manufacture or sale of infringing HCV immunoassay kits by Roche.

CONNAUGHT LABORATORIES, LIMITED

     On June 17, 1997, Chiron S.p.A. filed an action in the Tribunale di Milano, Italy, against Connaught challenging the validity of the Italian counterpart of Connaught's European Patent 0 527 753 (the "'753 patent"). The '753 patent claims allegedly relate to the pertactin protein of BORDETELLA PERTUSSIS. Connaught counterclaimed for infringement of the '753 patent and seeks an injunction and damages. On February 25, 1998, Chiron S.p.A. filed a second action in the Tribunale di Milano, Italy, against Connaught challenging the validity of the Italian counterpart of Connaught's European Patent 0 322 115 (the "'115 patent") which allegedly relates to pertussis toxin mutants. These two proceedings are expected to be consolidated at a hearing on November 10, 1998. It is not known when nor under what basis these matters will be concluded.

     On July 17, 1997, Connaught filed suit in the Landgericht Dusseldorf, Germany, against Chiron Behring GmbH, Chiron S.p.A., and Behringwerke AG asserting imminent infringement of the '115 patent. Connaught seeks to prevent introduction of TriAcelluvax-TM- in Germany. Also, Connaught seeks damages and an order from the German court enjoining Chiron S.p.A. from manufacturing and selling TriAcelluvax-TM- in both Germany and Italy. It is not known when nor under what basis litigation will be concluded.

     On December 3, 1997, Chiron filed an action in the District Court of The Hague, The Netherlands, against Connaught to revoke the Dutch counterpart of the '115 patent on grounds of invalidity. It is not known when nor under what basis the litigation will be concluded.

ORTHO DIAGNOSTIC SYSTEMS, INC.

     On February 17, 1998, Chiron filed a lawsuit against Ortho Diagnostic Systems, Inc. in the United States District Court for the Northern District of California. The suit concerns certain issues relating to the conduct of the parties' joint business and seeks to compel arbitration of those issues. A motion to compel arbitration is scheduled in September 1998. It is not known when nor on what basis this matter will be concluded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of Chiron Corporation was held on May 14, 1998. The following items were voted upon by the stockholders:

(a) A proposal to elect directors of the Company for the term of office specified below.

     The persons listed below were the only nominees, and each of such persons was elected, as indicated below:

     (i) Three directors were elected to hold office for three years until 2001, and (ii) one director was elected to hold office for two years until 2000. Each of such persons received the following number of votes:


                                      For                Withheld
     DIRECTORS                       -----               --------
     ----------
     Mr. Vaughn D. Bryson         163,621,859          2,716,111

     Mr. Pierre E. Douaze         164,281,817          2,056,153

     Dr. Edward E. Penhoet        164,280,611          2,057,359

     Mr. Sean P. Lance            164,272,583          2,065,387

b) A proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending January 3, 1999, was approved by the stockholders. The following votes were cast as to such proposal: For: 165,788,928; Against: 352,755; Abstain: 196,287;
Broker Non-Votes:  0.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.


        Exhibit
         Number                        Exhibit
        ---------                     ----------
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

          3.03      Bylaws of the Registrant, as amended.

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

          11        Statement of Computation of Earnings per Share.

          27        Financial Data Schedule for Six Months ended June 28, 1998.

(b)   REPORTS ON FORM 8-K.

          On June 3, 1998, Chiron Corporation ("Chiron") filed an Amendment No.1 to its Current Report on Form 8-K reporting under Item 2 the financial statements and information relating to Chiron's acquisition of Hoechst AG's 51 percent interest in Chiron Behring GmbH & Co KG, as required under Rule 3-05(b)(2)(ii) of Regulation S-X.

                                 CHIRON CORPORATION

                                   June 28, 1998




                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  CHIRON CORPORATION



DATE:  August 7, 1998                             BY:  /s/  SEAN P. LANCE
     ----------------------                           ----------------------
                                                       Sean P. Lance
                                                       President and Chief
                                                       Executive Officer


DATE:  August 7, 1998                             BY:  /s/  JAMES R. SULAT
     ----------------------                           ----------------------
                                                       James R. Sulat
                                                       Chief Financial Officer