Form 10-Q
period 1998-09-27
CHIRON CORP
filed 1998-11-10
CIK 706539

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     (MARK ONE)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 0-12798

                               CHIRON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            94-2754624
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                4560 HORTON STREET, EMERYVILLE, CALIFORNIA 94608
               (Address of principal executive offices) (Zip code)

                                 (510) 655-8730
              (Registrant's telephone number, including area code)

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

                               Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS                         OUTSTANDING AT OCTOBER 31, 1998
Common Stock, $0.01 par value                            178,653,178

                               CHIRON CORPORATION
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997.........................3

             Condensed Consolidated Statements of Operations for
             the three and nine months ended September 30, 1998 and 1997......4

             Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 1998 and 1997..5

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended September 30, 1998 and 1997................6

             Notes to Condensed Consolidated Financial Statements.............7

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............20

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..36

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS...........................................36

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................37

SIGNATURES...................................................................39

ITEM 1.  FINANCIAL STATEMENTS.

                               CHIRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                  1998            1997
                                                                             -------------    -----------
                                                                              (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $      80,468     $     98,483
   Short-term investments in marketable debt securities                            111,969           84,588
                                                                             -------------     ------------
         Total cash and short-term investments                                     192,437          183,071
   Accounts receivable                                                             348,015          344,044
   Inventories                                                                     177,441          165,652
   Deferred taxes                                                                  110,264           26,414
   Assets held for sale (Note 2)                                                    11,500                -
   Other current assets                                                             46,603           50,871
                                                                             -------------     ------------
         Total current assets                                                      886,260          770,052
Noncurrent investments in marketable debt securities                               227,527           75,401
Property, plant, equipment and leasehold improvements, at cost:
   Land and buildings                                                              218,983          218,509
   Laboratory, production and office equipment                                     431,204          422,278
   Leasehold improvements                                                          103,504          123,379
   Construction in progress                                                         67,090           67,355
                                                                             -------------     ------------
                                                                                   820,781          831,521
   Less accumulated depreciation and amortization                                 (306,505)        (277,623)
                                                                             -------------     ------------
         Net property, plant, equipment and leasehold improvements                 514,276          553,898
Purchased technology, net                                                           30,195           45,903
Other intangible assets, net                                                       184,041           79,955
Investments in equity securities and affiliated companies                           47,670          176,851
Other assets                                                                        70,480           66,418
                                                                             -------------     ------------
                                                                             $   1,960,449     $  1,768,478
                                                                             -------------     ------------
                                                                             -------------     ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $      73,801     $     79,339
   Accrued compensation and related expenses                                        55,269           59,405
   Short-term borrowings                                                            25,618          154,700
   Current portion of unearned revenue                                              19,660           13,361
   Taxes payable                                                                    66,206           37,191
   Other current liabilities                                                       133,039          127,190
                                                                             -------------     ------------
         Total current liabilities                                                 373,593          471,186
Long-term debt                                                                     405,865          397,217
Other noncurrent liabilities                                                        39,093           26,130
                                                                             -------------     ------------
         Total liabilities                                                         818,551         894,533
                                                                             -------------     -----------
Commitments and contingencies
Stockholders' equity:
   Common stock                                                                      1,782            1,757
   Additional paid-in capital                                                    1,956,802        1,853,591
   Accumulated deficit                                                            (797,683)        (961,986)
   Accumulated other comprehensive loss                                            (19,003)         (18,808)
   Notes receivable from stock sales                                                     -             (609)
                                                                             -------------     ------------
         Total stockholders' equity                                              1,141,898          873,945
                                                                             -------------     ------------
                                                                             $   1,960,449     $  1,768,478
                                                                             -------------     ------------
                                                                             -------------     ------------

           THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                              -----------------------------           -----------------------------
                                                                 1998                1997                1998                1997
                                                              ---------           ---------           ---------           ---------
Revenues:
   Product sales, net                                         $ 112,813           $  62,080           $ 278,091           $ 173,090
   Equity in earnings of unconsolidated
     joint businesses                                            21,255              28,849              51,493              82,835
   Collaborative agreement revenues                              24,278              36,394              73,110              92,370
   Royalty and license fee revenues                              49,756              12,966              81,325              37,105
   Other revenues                                                 7,868               6,136              28,128              28,168
                                                              ---------           ---------           ---------           ---------
     Total revenues                                             215,970             146,425             512,147             413,568
                                                              ---------           ---------           ---------           ---------

Expenses:
   Cost of sales                                                 49,607              30,020             120,917              81,969
   Research and development                                      69,437              68,008             202,376             193,864
   Selling, general and administrative                           40,170              25,132             102,057              72,880
   Write-off of purchased in-process technologies                     -                   -               1,645                   -
   Impairment loss on long-lived assets                               -              31,300                   -              31,300
   Restructuring and reorganization charges (Note 3)              6,401                   -              11,339                   -
   Other operating expenses                                       3,121                 995               7,025               3,104
                                                              ---------           ---------           ---------           ---------
     Total expenses                                             168,736             155,455             445,359             383,117
                                                              ---------           ---------           ---------           ---------

Income (loss) from operations                                    47,234              (9,030)             66,788              30,451

Gain on sale of assets (Note 4)                                   1,510                   -               7,751                   -
Interest expense                                                 (6,009)             (8,068)            (18,638)            (23,710)
Other income, net                                                 5,035               4,183              21,196               7,830
                                                              ---------           ---------           ---------           ---------

Income (loss) from continuing operations
   before income taxes                                           47,770             (12,915)             77,097              14,571

Provision for income taxes                                       13,856               6,539              15,539              13,275
                                                              ---------           ---------           ---------           ---------

Income (loss) from continuing operations                         33,914             (19,454)             61,558               1,296
                                                              ---------           ---------           ---------           ---------

Discontinued operations (Note 2):
   Income (loss) from discontinued operations                     5,001               6,773              (8,107)             17,101
   Gain on disposal of discontinued operations                   45,520                   -             110,852                   -
                                                              ---------           ---------           ---------           ---------

Net income (loss)                                             $  84,435           $ (12,681)          $ 164,303           $  18,397
                                                              ---------           ---------           ---------           ---------
                                                              ---------           ---------           ---------           ---------

Basic earnings per share:
   Income (loss) from continuing operations                   $    0.19           $   (0.11)          $    0.35           $    0.01
                                                              ---------           ---------           ---------           ---------
                                                              ---------           ---------           ---------           ---------
   Net income (loss)                                          $    0.47           $   (0.07)          $    0.93           $    0.11
                                                              ---------           ---------           ---------           ---------
                                                              ---------           ---------           ---------           ---------

Diluted earnings per share:
   Income (loss) from continuing operations                   $    0.19           $   (0.11)          $    0.34           $    0.01
                                                              ---------           ---------           ---------           ---------
                                                              ---------           ---------           ---------           ---------
   Net income (loss)                                          $    0.47           $   (0.07)          $    0.91           $    0.10
                                                              ---------           ---------           ---------           ---------
                                                              ---------           ---------           ---------           ---------

                    THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                          -----------------------------           -----------------------------
                                                             1998                1997                1998                1997
                                                          ---------           ---------           ---------           ---------
Net income (loss)                                         $  84,435           $ (12,681)          $ 164,303           $  18,397
                                                          ---------           ---------           ---------           ---------
Other comprehensive income (loss):

   Foreign currency translation adjustment:
     Change in foreign currency translation
       adjustment during the period                           7,893              (6,261)              6,910             (17,785)
     Reclassification adjustment for loss
       included in discontinued operations                        -                   -               2,087                   -
                                                          ---------           ---------           ---------           ---------
     Net foreign currency translation adjustment              7,893              (6,261)              8,997             (17,785)
                                                          ---------           ---------           ---------           ---------

   Unrealized (loss) gain from investments:
     Unrealized holding (losses) gains arising
       during the period                                     (2,375)              3,120              (8,744)             (2,345)
     Reclassification adjustment for net
       loss (gain) included in net income
       (loss) (net of tax benefit (provision)
       of $311 and ($737) for the three months
       ended September 30, 1998 and 1997,
       respectively, and ($253) and ($730) for
       the nine months ended September 30,
       1998 and 1997, respectively)                             553              (1,311)               (448)             (1,296)
                                                          ---------           ---------           ---------           ---------

     Net unrealized (loss) gain from investments             (1,822)              1,809              (9,192)             (3,641)
                                                          ---------           ---------           ---------           ---------

Other comprehensive income (loss)                             6,071              (4,452)               (195)            (21,426)
                                                          ---------           ---------           ---------           ---------

Comprehensive income (loss)                               $  90,506           $ (17,133)          $ 164,108           $  (3,029)
                                                          ---------           ---------           ---------           ---------
                                                          ---------           ---------           ---------           ---------

           THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                         -----------------------------
                                                                                            1998                1997
                                                                                         ---------           ---------
Net cash provided by operating activities                                                $  85,766           $  83,710
                                                                                         ---------           ---------

Cash flows from investing activities:
   Purchases of investments in marketable debt securities                                 (371,343)            (58,523)
   Proceeds from sale and maturity of investments in marketable debt securities            192,406              44,810
   Capital expenditures                                                                    (82,480)            (49,904)
   Proceeds from disposal of discontinued operations                                       298,939                   -
   Proceeds from sale of assets                                                             38,312                   -
   Business acquired, net of cash acquired                                                 (54,770)                  -
   Purchases of investments in equity securities and affiliated companies                   (6,000)            (10,942)
   Other, net                                                                              (23,314)            (10,884)
                                                                                         ---------           ---------
       Net cash used in investing activities                                                (8,250)            (85,443)
                                                                                         ---------           ---------

Cash flows from financing activities:
   Proceeds from issuance of short-term debt                                                     -              15,931
   Repayment of short-term debt                                                           (129,800)                  -
   Repayment of notes payable and capital leases                                            (1,693)            (31,237)
   Proceeds from issuance of common stock                                                   35,962              52,462
                                                                                         ---------           ---------
       Net cash (used in) provided by financing activities                                 (95,531)             37,156
                                                                                         ---------           ---------

       Net (decrease) increase in cash and cash equivalents                                (18,015)             35,423
Cash and cash equivalents at beginning of the period                                        98,483              68,114
                                                                                         ---------           ---------

Cash and cash equivalents at end of the period                                           $  80,468           $ 103,537
                                                                                         ---------           ---------
                                                                                         ---------           ---------

           THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                              CHIRON CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The information at September 30, 1998, and for the three and nine months ended September 30, 1998 and 1997, is unaudited, but includes all normal recurring adjustments which the management of Chiron Corporation ("Chiron" or the "Company") believes to be necessary for fair presentation of the periods presented. For the three months ended September 30, 1998, the Company's results include a $3.3 million reduction in cost of sales resulting from a change in estimated accruals created in prior periods. For the nine months ended September 30, 1998, the Company's results also include a $6.0 million reduction in cost of sales due to a change in estimated property tax accruals created in prior periods; a $3.6 million reduction in restructuring and reorganization charges due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility (see Note 4); and a $2.0 million reduction in selling, general and administrative expenses due to changes in estimated accruals created in prior periods. For the nine months ended September 30, 1997, the Company's results include a $3.2 million reduction in second-quarter selling, general and administrative expenses due to changes in estimated accruals created in prior periods.

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

     In the second quarter of 1998, Chiron acquired Hoechst AG's 51-percent interest in Chiron Behring GmbH & Co ("Chiron Behring") in an acquisition accounted for under the purchase method of accounting (see Note 5). Beginning March 31, 1998, the financial position and results of operations of Chiron Behring were consolidated with those of the Company.

     In the third quarter of 1998, Chiron signed a definitive agreement whereby Chiron agreed to sell its in vitro diagnostics business ("Chiron Diagnostics") to Bayer Corporation (see Note 2). Under the terms of the agreement, Chiron will retain (i) its blood testing business, including certain aspects of its alliance with Gen-Probe, Incorporated, (ii) its joint business with Ortho-Clinical Diagnostics, Inc., and (iii) its information technology ("informatics") business. The accompanying Condensed Consolidated Statements of Operations reflect the after-tax results of Chiron Diagnostics, and the gain on disposal thereof, as discontinued operations for all periods presented.

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FISCAL YEAR

   The fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. As a result, the third quarters of 1998 and 1997 represent the thirteen-week periods ended September 27, 1998 and September 28, 1997, respectively. For presentation purposes, dates used in the condensed consolidated financial statements and notes thereto refer to the fiscal month end.

     INVENTORIES

     Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of certain vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic (see Note 2), and certain other vaccine products are valued at cost, using the first-in, first-out ("FIFO") method which is less than market value. Inventories consist of the following:

                                         SEPTEMBER 30,      DECEMBER 31,
                                             1998              1997
                                         --------------     -----------
                                                   (IN THOUSANDS)
             Finished goods              $       58,683     $      82,896
             Work in process                     74,776            47,417
             Raw materials                       43,982            35,339
                                         --------------     -------------
                                         $      177,441     $     165,652
                                         --------------     -------------
                                         --------------     -------------

     INCOME TAXES

     The 1998 estimated annual tax provision is expected to be 26 percent of pretax income from continuing operations, excluding restructuring and reorganization charges, a financial reporting gain on sale of the Puerto Rico facility (see Note 4), and $6.0 million of financial reporting income recognized in the second quarter of 1998 due to a change in estimated property tax accruals. The provision may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. In 1998, restructuring and reorganization charges recorded during the three and nine months ended September 30, 1998 are expected to create current additional income tax benefits of approximately $0.8 million and $2.9 million, respectively. The benefits from restructuring and reorganization charges are lower than the estimated annual tax rate applied to such charges due to the timing of the deduction of a certain portion of the charges for income tax purposes. The sale of the Company's Puerto Rico facility, for which a financial reporting gain on sale of assets was recorded during the nine months ended September 30, 1998, resulted in a tax deductible loss for which a current additional income tax benefit of $1.5 million was recognized. These income tax benefits offset income tax expense attributable to pretax income from continuing operations and, accordingly, reduce the effective tax rate on continuing operations. Financial reporting income of

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

$6.0 million was recognized during the nine months ended September 30, 1998 from a change in estimated property tax accruals; such accruals were not tax deductible and, accordingly, the change of estimate resulted in no income tax provision. During the three and nine months ended September 30, 1998, net deferred tax assets of $7.2 million and $10.7 million, respectively, and corresponding credits to deferred tax expense, were recognized through a reduction in the valuation allowance, as they more likely than not will be realized, for U.S. federal and state tax purposes. In addition, in the third quarter of 1998, the Company reduced its valuation allowance for net deferred tax assets by an additional $53.4 million as the deferred tax assets will more likely than not be realized due to the planned sale of the Company's in vitro diagnostics business. As these deferred tax assets resulted from tax benefits related to the Company's stock option plans, the corresponding credit was recorded as additional paid-in capital. The recognition of such net deferred tax assets is based on management's estimates of future taxable income in the United States, including the anticipated taxable gain on the planned disposal of the Company's in vitro diagnostics business. Such estimates are subject to change based on future events and, accordingly, the amount of deferred tax assets recognized may increase or decrease from period to period.

     Income tax expense for the three and nine months ended September 30, 1997 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 29 percent, excluding the charge for the impairment loss on long-lived assets which did not create a corresponding income tax benefit at that time. The actual 1997 annual effective tax rate of 24 percent, exclusive of the impact of the impairment loss in the third quarter, reflects a change in estimate of the mix of foreign versus domestic profits, benefits of certain tax credits and loss carryforwards, and anticipated foreign sales corporation benefits.

     PER SHARE DATA

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"), basic earnings per share data is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data is based on the weighted-average number of common and dilutive potential common shares outstanding. Dilutive potential common shares result from (i) the assumed exercise of outstanding stock options, warrants and equivalents thereof that have a dilutive effect when applying the treasury stock method; and (ii) performance units to the extent that dilutive shares are assumed to be issuable if the contingency and reporting periods ended on the same date. All prior period per share data has been restated to conform with the provisions of SFAS 128 subsequent to its adoption by the Company in the fourth quarter of 1997.

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     A reconciliation of the denominators of Chiron's earnings per common share computations is as follows:

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                      1998           1997            1998           1997
                                                   -----------    -----------     -----------    ---------
                                                                          (IN THOUSANDS)
     Weighted-average common shares
       outstanding                                     177,820        174,221         177,086        172,930
     Effect of dilutive securities:
       Options and equivalents                           1,937              -           2,447          4,393
       Warrants                                            135              -             170            205
       Performance units                                     -              -               -             41
                                                   -----------    -----------     -----------    -----------
     Weighted-average common shares
       outstanding plus assumed conversions            179,892        174,221         179,703        177,569
                                                   -----------    -----------     -----------    -----------
                                                   -----------    -----------     -----------    -----------

     For the three months ended September 30, 1998 and 1997, options to purchase 14,717,000 and 5,159,000 shares, respectively, of common stock were outstanding on a weighted-average basis but were excluded from the computation of diluted earnings per common share because the options' exercise prices were greater than the respective average market prices of the underlying stock of $16.96 and $21.46 in the third quarters of 1998 and 1997, respectively.

     For the nine months ended September 30, 1998 and 1997, options to purchase 13,821,000 and 7,030,000 shares, respectively, of common stock were outstanding on a weighted-average basis but were excluded from the computation of diluted earnings per common share because the options' exercise prices were greater than the respective average market prices of the underlying stock of $18.35 and $20.00 for the nine months ended September 30, 1998 and 1997, respectively.

     For the three and nine months ended September 30, 1998 and 1997, an insignificant number of performance units contingently payable in shares of common stock was also excluded from the computation of diluted earnings per common share based on the performance goals which were then unmet at September 30, 1998 and 1997.

     A total of 12,026,000 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures, having a weighted-average conversion price of $29.43 per share, has been excluded from the computations of diluted earnings per common share for all periods presented since its inclusion would be antidilutive.

     COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income"
("SFAS 130"), the Company has displayed the components of "Other comprehensive income (loss)" and "Comprehensive income (loss)," in the accompanying

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Condensed Consolidated Statements of Comprehensive Income. Unless otherwise noted, the components of the Company's "Other comprehensive income (loss)" and "Comprehensive income (loss)," have no tax effect as the Company makes no provision for U.S. income taxes applicable to (i) undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations; or
(ii) unrealized holding gains or losses from investments that are recorded as a component of equity. All prior period data has been reclassified to conform with the provisions of SFAS 130.

     SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Comparative information for interim periods of fiscal 1998 will be restated to conform with the provision of SFAS 131 and will be reported in the Company's interim financial statements in fiscal 1999. Application of the disclosure requirements of SFAS 131 will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

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

NOTE 2--DISCONTINUED OPERATIONS

     In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," Chiron Diagnostics and Chiron

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)

Vision are reported as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Operations.

     On September 17, 1998 Chiron and Bayer Corporation ("Bayer") entered into a definitive agreement pursuant to which Chiron has agreed to sell its in vitro diagnostics business to Bayer for approximately $1,013.8 million in cash, subject to certain post-closing adjustments. The consummation of the transaction is subject to standard closing conditions, including receipt of required regulatory approvals, and is expected to occur in the fourth quarter of 1998. The agreement provides for customary post-closing indemnities.

     Under the terms of the agreement, Chiron will retain (i) its blood testing business, including certain aspects of its alliance with Gen-Probe, Incorporated, (ii) its joint business with Ortho-Clinical Diagnostics, Inc., and (iii) its information technology ("informatics") business. Chiron also will retain its hepatitis and retrovirus patents and know-how.

     Upon the closing of the sale of Chiron Diagnostics, Chiron and Bayer intend to enter into certain agreements related to the licensing of certain patent rights and know-how owned or controlled by Chiron. In addition, on September 25, 1998 Chiron and Bayer signed a technology license and option agreement for Bayer's use and distribution of software and related systems and services developed by Chiron's informatics business.

     Management estimates that a net gain will result from disposal of Chiron Diagnostics. In accordance with Emerging Issues Task Force Issue No. 93-17, "Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That Is Accounted for as a Discontinued Operation" ("EITF 93-17") and SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), in the third quarter of 1998, Chiron reduced its valuation allowance related to Chiron Diagnostics' domestic and foreign deferred tax assets by $45.5 million as the definitive agreement with Bayer makes it more likely than not that the deferred tax assets will be realized. The corresponding credit is reflected in the accompanying Condensed Consolidated Statements of Operations as "Gain on disposal of discontinued operations."

     On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision, a wholly owned subsidiary, to Bausch & Lomb Incorporated ("B&L") for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement, dated as of October 21, 1997, between Chiron and B&L. Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million and Chiron

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)

Vision's future noncancelable operating lease costs totaling $1.1 million were retained by the Company upon completion of the sale. Additionally, the Company agreed to provide customary indemnities under the terms of the agreement.

     For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets which were occupied at closing on a rent-free basis. As of September 30, 1998, the real estate assets are recorded in the accompanying Condensed Consolidated Balance Sheet as "Assets held for sale." In the first quarter of 1998, the Company recorded a $13.6 million adjustment to record the real estate assets at their estimated fair value, determined on the basis of independent appraisals, less cost to sell. This adjustment was recorded as a reduction to the "Gain on disposal of discontinued operations" in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998.

     Chiron Diagnostics recognized total revenues of $134.6 million and $412.8 million for the three and nine months ended September 30, 1998, respectively. Chiron Diagnostics and Chiron Vision collectively recognized total revenues of $191.1 million and $588.0 million for the three and nine months ended September 30, 1997, respectively. "Income (loss) from discontinued operations" in the accompanying Condensed Consolidated Statements of Operations is reported net of a provision for income taxes of less than $0.1 million for the three months ended September 30, 1998 and an income tax benefit of $3.0 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, "Income (loss) from discontinued operations" is reported net of a provision for income taxes of $3.0 million and $4.2 million, respectively. Additionally, "Income (loss) from discontinued operations" includes approximately $1.2 million of net income from operations recognized by Chiron Diagnostics from September 17, 1998 to September 27, 1998. "Gain on disposal of discontinued operations" in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998 is reported net of a provision for income taxes of $31.2 million on the disposal of Chiron Vision and the Chiron Diagnostics' deferred tax benefit of $45.5 million described above.

     For the three months ended September 30, 1998, basic and diluted earnings per common share from discontinued operations was $0.28. For the three months ended September 30, 1997, basic and diluted earnings per common share from discontinued operations was $0.04. For the nine months ended September 30, 1998, basic and diluted earnings per common share from discontinued operations were $0.58 and $0.57, respectively. For the nine months ended September 30, 1997, basic and diluted earnings per common share from discontinued operations were $0.10 and $0.09, respectively.

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)

     The accompanying Condensed Consolidated Balance Sheets include the net assets of discontinued operations, including the Chiron Vision real estate assets, as follows:

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      1998              1997
                                                                  -------------     -------------
                                                                            (IN THOUSANDS)
         Accounts receivable, net                                 $     152,928     $     191,701
         Inventories                                                     95,293           122,160
         Assets held for sale                                            11,500                 -
         Property, plant, equipment and leasehold
           improvements, net                                            214,138           254,001
         Purchased technology, net                                            -            25,068
         Other intangible assets, net                                    15,687            53,925
         Accounts payable and other current liabilities                 (43,317)         (113,518)
         Other assets and liabilities, net                              (88,798)          (71,157)
                                                                  --------------    -------------
                                                                  $     357,431     $     462,180
                                                                  --------------    -------------
                                                                  --------------    -------------

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES

     For the first nine months of 1998, Chiron recognized net restructuring and reorganization charges of $11.3 million, which included a third-quarter charge of $6.4 million, a second-quarter benefit of $2.6 million, and a first-quarter charge of $7.5 million. The third-quarter charge of $6.4 million consisted of $3.8 million of termination and other employee-related costs in connection with the planned elimination of 46 positions in sales, marketing and other administrative, manufacturing, and research and development functions. The elimination of these positions is due primarily to the planned integration of the Company's worldwide vaccines operations as well as the Company's ongoing rationalization of business operations. In connection with the plan of termination, 9 employees were terminated during the quarter ended September 30, 1998 and benefits of $0.2 million were paid and charged against the accrual. The remaining $2.6 million of third-quarter restructuring and reorganization charges resulted from facility-related costs of which $0.8 million was charged against the accrual during the quarter. At September 30, 1998, the liability associated with third-quarter restructuring and reorganization charges was $5.4 million.

     The second-quarter benefit of $2.6 million consisted of a $3.6 million benefit due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility, and charges of $1.0 million consisting of facility-related costs. At September 30, 1998, the liability associated with second-quarter charges was $0.3 million.

     The first-quarter charge of $7.5 million consisted of $5.8 million of termination and other employee-related costs in connection with the planned elimination of 129 positions in sales, marketing and other administrative, manufacturing, and research and development functions. The elimination of these positions is due primarily to the Company's ongoing rationalization of business operations related to the closure of the Company's Puerto Rico and St. Louis facilities. In

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES (CONTINUED)

connection with the plan of termination, all 129 employees were terminated during the first nine months of 1998 and benefits of $3.4 million were paid and charged against the accrual. The remaining $1.7 million consisted of facility-related costs of which $1.5 million was charged against the accrual during the first nine months of 1998. At September 30, 1998, the liability associated with the first-quarter charge was $2.6 million.

     The liabilities related to restructuring and reorganization charges are expected to be substantially settled within twelve months of accruing the related charges. The Company anticipates that it will incur future restructuring and reorganization expenses in the fourth quarter of 1998 as it continues to create a simpler, more efficient operating structure for the organization.

NOTE 4--GAIN ON SALE OF ASSETS

     In March 1998, the Company committed to plans to sell its idle pharmaceutical fill and finishing facility in Puerto Rico and its manufacturing facility in St. Louis, Missouri and the related machinery and equipment for each facility. These plans were made in response to Chiron's ongoing analysis of manufacturing capacity relative to its projected needs. The resulting adjustment in the first quarter of 1998 to record these assets at the lower of their aggregate carrying amount or estimated fair value, determined on the basis of independent appraisals, less cost to sell, was insignificant.

     In August 1998, the Company sold its St. Louis facility and related machinery and equipment assets to Genetics Institute Inc. for $19.8 million in cash. The sale of the St. Louis facility resulted in a net gain of $1.5 million, which was included in the "Gain on sale of assets" in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998. At the time of sale, the carrying amount of the St. Louis facility was $18.3 million. Included in the Company's "Income from operations" in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998 were $3.2 million of operating expenses incurred through the date of disposal. Operating expenses incurred during the quarter ended September 30, 1998 were insignificant. In 1997, operating expenses were $2.7 million and $9.3 million for the three and nine months ended September 30, 1997, respectively.

     In June 1998, the Company sold its Puerto Rico facility and related machinery and equipment assets to IPR Pharmaceuticals, Inc. for $18.5 million in cash. The sale of the Puerto Rico facility resulted in a net gain of $6.2 million, which was included in the "Gain on sale of assets" in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998. At the time of sale, the carrying amount of the Puerto Rico facility was $11.1 million. Included in the Company's "Income from operations" in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998, were $2.1 million of operating expenses incurred through the date of disposal. In 1997, these operating expenses were $2.1 million and $6.3 million for the three and nine months ended September 30, 1997, respectively.

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 5--AGREEMENT WITH HOECHST AG

     Effective July 1, 1996, Chiron purchased a 49-percent interest in the human vaccine business of Behringwerke AG, which subsequently merged into its parent company, Hoechst AG. During the period of mutual ownership and through the first quarter of 1998, Chiron and Hoechst AG operated the vaccine business as a joint venture. Chiron accounted for its interest under the equity method and recognized $2.4 million for the three months ended March 31, 1998, and $3.5 million and $9.7 million for the three and nine months ended September 30, 1997, respectively, as components of "Equity in earnings of unconsolidated joint businesses" in the accompanying Condensed Consolidated Statements of Operations. Summarized statement of operations information for Chiron Behring during the period of mutual ownership and through the first quarter of 1998, which excludes Chiron's amortization of intangible assets recorded in the July 1996 acquisition, is as follows:

                                                           THREE MONTHS      THREE MONTHS        NINE MONTHS
                                                               ENDED             ENDED              ENDED
                                                              MARCH 31,        SEPT. 30,          SEPT. 30,
                                                                1998              1997              1997
                                                          -------------    ------------------   -----------
                                                                             (IN THOUSANDS)
       Net sales                                          $      36,356    $      51,683        $    135,721
       Gross profit                                       $      21,075    $      18,215        $     72,604
       Income from continuing operations before
         extraordinary items and cumulative effect
         of a change in accounting principle              $       6,213    $      10,389        $     29,566
       Net income                                         $       6,213    $      10,389        $     29,566


     Prior to December 1997, Chiron's share of the joint venture's results were reported on a one-month lag. As a result, Chiron's equity in earnings of Chiron Behring for the third quarter and first nine months of 1997 was calculated based, in part, on the joint venture's net income for the three and nine months ended August 31, 1997 of $9.0 million and $23.2 million, respectively, rather than the net income of $10.4 million and $29.6 million for the three and nine months ended September 30, 1997, respectively, reflected above.

     On March 31, 1998, Chiron acquired Hoechst AG's 51-percent interest in Chiron Behring. The acquisition was accounted for under the purchase method of accounting. The purchase price of approximately $113.1 million was allocated to the acquired assets and liabilities assumed based upon their estimated fair value on the acquisition date. In connection with the acquisition, liabilities were assumed as follows:

                                                                          (IN THOUSANDS)
         Cash acquired                                                    $      57,119
         Fair value of all other assets acquired                                206,922
         Carrying value of original investment in Chiron Behring               (117,157)
         Cash paid                                                             (111,889)
         Acquisition costs                                                       (1,180)
                                                                          -------------
         Liabilities assumed                                              $      33,815
                                                                          -------------
                                                                          -------------

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 5--AGREEMENT WITH HOECHST AG (CONTINUED)

     At the time of acquisition, Chiron recognized as an expense, the amount of the purchase price allocated to purchased in-process technologies. The resulting charge against earnings of approximately $1.6 million was included in the Company's results of operations for the nine months ended September 30, 1998. Other purchased intangible assets of approximately $135.0 million, including goodwill, trademarks, patents and customer list, are being amortized over their estimated useful lives of 4 to 18 years on a straight-line basis. The results of operations of Chiron Behring were included in Chiron's consolidated operating results beginning in the second quarter of 1998.

     The following unaudited pro forma information presents the results of continuing operations of Chiron and Chiron Behring for the three months ended September 30, 1997 and the nine months ended September 30, 1998 and 1997, with pro forma adjustments as if Chiron's acquisition of the remaining 51-percent interest in Chiron Behring had been consummated as of January 1, 1997. Given the Company's acquisition of the remaining 51-percent interest in, and consolidation of, Chiron Behring effective March 31, 1998, pro forma information for the three months ended September 30, 1998 is not applicable. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. In addition, the pro forma information for the three months ended September 30, 1997 and the nine months ended September 30, 1998 and 1997, does not include the write-off of purchased in-process technologies of $1.6 million (the "non-recurring charge") related to the acquisition of the remaining 51-percent interest in Chiron Behring, which is reflected in the Company's results as reported for the nine months ended September 30, 1998. The unaudited pro forma information is as follows:

                                                         THREE MONTHS       NINE MONTHS          NINE MONTHS
                                                             ENDED             ENDED                ENDED
                                                            SEPT. 30,         SEPT. 30,            SEPT. 30,
                                                              1997              1998                 1997
                                                         -------------    ----------------        -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues                                           $  194,641          $ 546,108            $ 539,572
Income (loss) from continuing operations
  before the non-recurring charge                        $  (12,681)         $  63,688            $  14,483
Pro forma income (loss) per share from continuing
  operations before the non-recurring charge:
  Basic                                                  $    (0.07)         $    0.36            $    0.08
  Diluted                                                $    (0.07)         $    0.35            $    0.08

     As discussed in Note 1, the fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. Chiron Behring, however, is accounted for on a calendar year basis, which may not coincide with the Company's quarter-end and year-end periods.

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 6--LICENSE FEE REVENUES

     In the third quarter of 1998, the Company issued a non-exclusive license related to certain technologies used to produce recombinant antigens for human vaccine products. In connection with this license agreement, the Company received a one-time license issuance fee of $24.0 million which was included in "Royalty and license fee revenues" in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998. The license agreement also provides Chiron with future royalties on sales of products using the specified technologies.

NOTE 7--AGREEMENT WITH INTERNATIONAL BUSINESS MACHINES CORPORATION

     Effective July 1, 1998, Chiron and International Business Machines Corporation ("IBM") executed a ten-year information technology services agreement. Under this agreement, IBM will provide Chiron with a full range of information services, including designing and deploying a company-wide distributed network system, establishing a comprehensive help-desk operation, and developing a standardized desk-top platform using IBM workstations. Chiron may terminate this agreement beginning July 1, 1999 subject to certain termination charges. Through July 1, 1999, Chiron's payments to IBM will total $19.3 million. If Chiron does not terminate this agreement prior to expiration, payments to IBM are expected to be approximately $138.8 million in the aggregate. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM.

NOTE 8--PURCHASE OF MANUFACTURING AND ADMINISTRATIVE FACILITIES

     On July 16, 1998, the Company completed the purchase of its manufacturing and administrative facilities in Siena, Italy, which were previously under lease. The net purchase price of 34.8 billion Italian lira (approximately $21.4 million), is included as components of "Land and buildings" and "Leasehold improvements" in the Company's consolidated balance sheet at September 30, 1998.

NOTE 9--AGREEMENT WITH GEN-PROBE, INCORPORATED

     In the third quarter of 1998, Chiron and Gen-Probe, Incorporated ("Gen-Probe") a wholly owned subsidiary of Chugai Pharmaceutical Co., Ltd., signed an agreement to form a strategic alliance to develop, manufacture and market nucleic acid probe assay systems for blood testing and certain areas of diagnostics. Under the terms of the agreement, Chiron will market and sell products that utilize the Company's intellectual property relating to hepatitis C ("HCV") and human immunodeficiency virus ("HIV") and Gen-Probe's patented transcription-mediated amplification, target capture, hybridization protection assay and dual kinetic assay technologies. In addition, the technology rights acquired from Gen-Probe are anticipated to be utilized across a broad base of marker technology within the Company's blood testing and diagnostics businesses. In exchange for the rights to Gen-Probe's technology, Chiron paid $10.0 million upon signing the agreement, which was recorded as a component of "Other intangible assets, net" in the Company's consolidated balance sheet at September 30, 1998. Chiron's future milestone payment obligations to Gen-Probe consist of a $15.0

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 9--AGREEMENT WITH GEN-PROBE, INC. (CONTINUED)

million payment due within 30 days after Gen-Probe's submission of an investigational new drug application to the Food and Drug Administration ("FDA") for its automated HCV/HIV assay for blood testing and another $10.0 million upon Gen-Probe's receipt of marketing approval from the FDA for such products. As part of the sale of Chiron Diagnostics, Chiron will transfer to Bayer certain technologies obtained in the Gen-Probe agreement as it relates to in vitro diagnostics and will retain the technologies related to blood testing. As a result, upon the completion of the sale of Chiron Diagnostics, Bayer will assume $6.5 million of the $15.0 million obligation discussed above. The agreement with Gen-Probe also provides certain provisions for additional cost sharing and royalties upon the commercialization of specified products.

NOTE 10--CONTINGENCIES

     The Company is party to various claims, investigations and legal proceedings arising out of the normal course of its business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, shareholder derivative claims, claims of product liability, and other issues. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                               CHIRON CORPORATION

OVERVIEW

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE AND ALL OTHER STATEMENTS WHICH ARE OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES", "PROJECTS", "WILL," "MAY," "MIGHT," AND WORDS OF A SIMILAR NATURE. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS, PERFORMANCE OR OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. IN ADDITION TO OTHER FACTORS AND MATTERS DISCUSSED ELSEWHERE HEREIN, SOME OF THE IMPORTANT FACTORS WHICH, IN THE VIEW OF CHIRON CORPORATION ("CHIRON" OR THE "COMPANY"), COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS." THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT REFLECT MANAGEMENT'S CURRENT BELIEFS AND EXPECTATIONS ON THE DATE OF THIS REPORT; THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY ANNOUNCE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FACTS OR CIRCUMSTANCES OF WHICH MANAGEMENT BECOMES AWARE AFTER THE DATE HEREOF.

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

     Chiron is a leading biotechnology company that develops, manufactures and markets human healthcare products for the prevention and treatment of disease utilizing innovations in biology and chemistry. Chiron participates in three human healthcare markets: (i) therapeutics, with an emphasis on oncology, serious infectious diseases and cardiovascular diseases; (ii) adult and pediatric vaccines; and (iii) blood testing. Chiron also conducts research and development in the fields of recombinant technology, gene therapy, vaccines, small molecule therapeutics and genomics.

     On December 29, 1997, Chiron completed the sale of its ophthalmic business unit, Chiron Vision Corporation ("Chiron Vision"), to Bausch & Lomb Incorporated ("B&L") and on September 17, 1998, Chiron and Bayer Corporation ("Bayer") entered into a definitive agreement pursuant to which Chiron agreed to sell its in vitro diagnostics business to Bayer. Under the terms of the agreement, Chiron will retain (i) its blood testing business, including certain aspects of its alliance with Gen-Probe, Incorporated, (ii) its joint business with Ortho-Clinical Diagnostics, Inc., and (iii) its information technology ("informatics") business. The sale is subject to standard closing conditions and is anticipated to be completed by the end of 1998. As a result of these transactions, the Company's condensed consolidated statements of operations reflect the after-tax results of Chiron Diagnostics and Chiron Vision, and the related gain on disposal thereof, as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

REVENUES

     The Company's revenues are derived from a variety of sources, including product sales, joint business arrangements, collaborative agreements and product royalty agreements. Product sales, Chiron's largest revenue category, consists of the following product lines:

                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30               SEPTEMBER 30
                                     ----------------------     ---------------------
                                        1998         1997         1998         1997
                                     ---------     --------     --------     --------
                                                       (IN THOUSANDS)
          Therapeutic products        $ 46,827     $ 40,834     $144,119     $105,610
          Vaccine products              60,673       16,386      119,114       52,096
          Blood testing products         5,313        4,860       14,858       15,384
                                      --------     --------     --------     --------
                                      $112,813     $ 62,080     $278,091     $173,090
                                      --------     --------     --------     --------
                                      --------     --------     --------     --------

     Sales of certain of the Company's vaccine products, particularly flu vaccine, are seasonal, with higher sales in the fourth quarter of the year. As a result, Chiron's results in any one quarter are not necessarily indicative of results to be expected for a full year.

     THERAPEUTIC PRODUCTS Sales of Proleukin-Registered Trademark- (aldesleukin, interleukin-2) increased $5.1 million and $15.8 million in the third quarter and first nine months of 1998, respectively, as compared with the corresponding periods in 1997, due to (i) domestic sales price increases, and
(ii) volume increases attributable to continued growth in existing indications and the expanded use of Proleukin-Registered Trademark- for the new indication of metastatic melanoma. Also contributing to the overall increase in Proleukin-Registered Trademark- sales was an increase in vials sold in European markets and the geographic expansion of Proleukin-Registered Trademark- into other countries.

     Under the terms of a development and supply agreement with Schering AG, Germany ("Schering AG"), and its U.S. affiliate, Berlex Laboratories, Inc. ("Berlex"), Chiron manufactures Betaseron-Registered Trademark- (Interferon beta-1b) for Berlex and Schering AG. Under the terms of the agreement, Chiron earns an initial partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG and a subsequent secondary payment for Betaseron-Registered Trademark- upon net sales of the product to patients. Beginning July 1997, the terms of payment changed, with a larger portion due when sales are realized rather than at the time of initial shipment. The increase in Betaseron-Registered Trademark- product sales in the third quarter and first nine months of 1998 of $1.0 million and $4.2 million, respectively, reflects the change in payment terms described above and an increase in vials sold to Berlex and Schering AG. The timing of future shipments to Berlex and the related revenue may vary based upon the inventory management practices of Berlex. A contractual decrease in the total payments received by Chiron for the manufacture of Betaseron-Registered Trademark- will occur in October 1998. This contractual decrease is not anticipated to impact Betaseron-Registered Trademark-product sales until December 1998 when the secondary revenues are recognized. Secondary revenues earned by Chiron represent only part of the total revenues derived from Betaseron-Registered Trademark- sales by Berlex and Schering AG.

     Revenues derived from PDGF (recombinant human platelet-derived growth factor -rhPDGF-BB), which were first recognized in the third quarter of 1997, contributed $7.1 million and $25.0 million to Chiron's net product sales in the third quarter and first nine months of 1998, respectively. PDGF is the active ingredient in

Johnson & Johnson's Regranex-Registered Trademark- (becaplermin) Gel, a treatment for diabetic foot ulcers. Of the total PDGF revenues recognized during the first nine months of 1998, approximately $10.5 million resulted from a contractual price adjustment primarily related to Chiron's 1997 sales, and approximately $14.5 million was attributable to 1998 shipments. Future price adjustments are not expected to be at levels commensurate with those in the first nine months of 1998. As PDGF is the first product of its kind, the Company believes it will take time for the market to fully develop. Although sales of Regranex-Registered Trademark- are growing and end user demand appears strong, Chiron's sales to date have primarily filled Johnson & Johnson's inventory. As a result, no sales of PDGF to Johnson & Johnson are expected in the first half of 1999.

     VACCINE PRODUCTS Vaccine product sales consist principally of sales by Chiron Behring GmbH & Co ("Chiron Behring") and by Chiron's Italian subsidiary in Germany, Italy and certain other international markets. Vaccine product sales in the third quarter and first nine months of 1998 increased by $44.3 million and $67.0 million, respectively, as compared with the corresponding periods in 1997, due to Chiron's acquisition of the remaining 51-percent interest in, and consolidation of, Chiron Behring effective March 31, 1998. Decreased sales of the Company's oral polio vaccines in the third quarter and first nine months of 1998 as compared with the same periods of the prior year were largely offset by increased vaccine sales of haemophilus influenzae type B ("HIB"), which largely began in 1998. The resolution of the supply constraints related to the Company's oral polio vaccine experienced in 1997, and through much of 1998, resulted in an increase in third quarter sales as compared with the first and second quarters of 1998. Further increases in sales of oral polio are expected in the fourth quarter of 1998. The Company anticipates increased competitive pressures related to many of its vaccine products due to the introduction of competitive products into the market.

     CHIRON-ORTHO JOINT BUSINESS Equity in earnings of unconsolidated joint businesses consists substantially of Chiron's one-half interest in the pretax operating earnings of its joint immunodiagnostic and blood testing business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. The joint business also holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from several companies, including Abbott Laboratories, Pasteur Sanofi Diagnostics and Genelabs Diagnostic, Inc., for their sales of certain tests. Chiron has agreed to sell its immunodiagnostic instrument business to Bayer subject to the rights of Ortho with respect to hepatitis and retrovirus immunoassays.

     In the third quarter and first nine months of 1998, Chiron's share of the pretax operating earnings of the joint business decreased by $2.0 million and $20.8 million, respectively, as compared with the corresponding periods in 1997. The decrease between quarters is due primarily to lower foreign sales, offset in part, by lower research and development spending in 1998 as compared with 1997. The operating earnings of the joint business are recorded by Chiron on a one-month lag based upon estimates supplied by Ortho, which are subject to a final adjustment 90 days after the end of each calendar year (the "final annual accounting"). With respect to the first nine months of 1998, the final annual accounting for 1997 resulted in a $4.1 million charge as compared with $0.8 million of income in 1997 from the final accounting for 1996. In addition, other items contributing approximately $12.1 million to the decrease in earnings for the nine months ended September 30, 1998 as compared with the same period in 1997 were (i) lower foreign profits of the joint business; (ii) certain one-time contract termination fees; (iii) the adverse impact of changes in foreign currency exchange rates between years; and (iv) certain joint business asset write-offs related to the implementation of certain processes to comply with stricter Food and Drug Administration ("FDA") guidelines mandated throughout the industry.

     AGREEMENT WITH HOECHST AG From the date of acquisition through the first quarter of 1998, equity in earnings of unconsolidated joint businesses included Chiron's 49-percent share of the after-tax operating results of Chiron Behring, which was acquired in July 1996. Chiron's share of earnings of the joint venture, including amortization of intangibles, was $2.4 million in the first quarter of 1998 and $3.5 million and $9.7 million in the third quarter and first nine months of 1997, respectively. Refer to Note 5 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     In the second quarter of 1998, Chiron acquired Hoechst AG's 51-percent interest in Chiron Behring. The acquisition of Chiron Behring was accounted for under the purchase method of accounting. The purchase price of approximately $146.9 million, which included approximately $1.2 million of acquisition costs, $33.8 million of liabilities assumed, and $111.9 million of cash paid, was allocated to the acquired assets and liabilities assumed based upon their estimated fair value on the acquisition date. At the time of acquisition, Chiron recognized as an expense, the amount of the purchase price allocated to purchased in-process technologies. The resulting charge against earnings of approximately $1.6 million was included in the Company's results of operations for the nine months ended September 30, 1998. Other purchased intangible assets of approximately $135.0 million, including goodwill, trademarks, patents and customer list, are being amortized over their estimated useful lives of 4 to 18 years on a straight-line basis. The results of operations of Chiron Behring were included in Chiron's consolidated operating results beginning in the second quarter of 1998.

     COLLABORATIVE AGREEMENT REVENUES Collaborative agreement revenues consist of fees received for research services as they are performed, proceeds from sales of product rights, proceeds from sales of biological materials to research partners for preclinical and clinical testing, and fees received upon attainment of benchmarks specified in the related research agreements. Collaborative agreement revenues for the third quarter and first nine months of 1998 decreased $12.2 million and $19.3 million, respectively, as compared with the same periods of 1997, due largely to decreased revenues recognized under collaborative agreements with (i) Japan Tobacco for combinatorial chemistry technologies used for drug discovery; (ii) Green Cross of Japan for human immunodeficiency virus ("HIV") gene therapy research and clinical development; and (iii) Janssen Pharmaceutica, N.V. for the development and use of combinatorial libraries. In light of these decreases and unless new collaborative arrangements are made, management does not expect future collaborative agreement revenues to be at levels commensurate with that in 1997.

     Collaborative agreement revenues also include research and development funding from Novartis AG ("Novartis"). Under a December 1995 limited liability company agreement, as amended, Chiron recognized collaborative agreement revenues of $15.6 million and $16.5 million for the third quarters of 1998 and 1997, respectively. For the first nine months of 1998 and 1997, Chiron recognized $47.2 million and $50.3 million, respectively. Future revenues under the December 1995 limited liability company agreement, as amended, are not expected to exceed

$62.3 million in 1998 and $50.3 million (plus any unused portion of the funding limit for 1998) in 1999.

     ROYALTY AND LICENSE FEE REVENUES Royalty and license fee revenues consist of license fees related to certain technologies, royalty revenues resulting from Schering AG's sales of interferon beta in Europe under the name Betaferon-Registered Trademark-, and, beginning in the second quarter of 1998, royalty revenues generated by Chiron Behring. In the third quarter of 1998 and 1997, royalty and license fee revenues were $49.8 million and $13.0 million, respectively. The overall increase in royalty and license fee revenues is largely due to (i) a $24.0 million license fee related to certain technologies used in human vaccine products (see discussion below); (ii) $3.4 million generated by Chiron Behring, consisting primarily of ongoing royalties from hepatitis B vaccines ("HBV"); and (iii) $6.1 million of first-time royalties related to sales of PCR products (see below). For the first nine months of 1998 and 1997, Chiron recognized royalty and license fee revenues of $81.3 million and $37.1 million, respectively. In addition to the third-quarter items discussed above, the increase in royalty and license fee revenues for the nine months ended September 30, 1998 as compared with the corresponding period in 1997 is related to (i) an increase of $3.2 million in royalty revenues resulting from Schering AG's European sales of Betaferon-Registered Trademark-; and (ii) a one-time $5.0 million license fee received from Pharmacia & Upjohn Company (see discussion below). Partially offsetting the increases discussed above for the nine months ended September 30, 1998, is an aggregate decrease of $1.8 million from royalties on sales by Merck & Co., Inc. for HBV vaccines and by Novo Nordisk for insulin and glucagon. A significant contractual decrease in royalties related to insulin will occur in January 1999.

     In August 1998, Chiron recognized $24.0 million of royalty and license fee revenues from a one-time license fee under a non-exclusive license agreement related to certain technologies used in human vaccine products. This agreement also provides Chiron with ongoing royalties on product sales using these technologies. For the quarter ended September 30, 1998, Chiron recognized $1.4 million of royalty and license fee revenues related to these ongoing royalties. In addition, in the third quarter of 1998, Chiron received a first-time payment of $6.1 million related to ongoing royalties related to sales of PCR products.

     In January 1998, Chiron recognized $5.0 million of royalty and license fee revenues from a one-time license fee under an exclusive collaboration with Pharmacia & Upjohn Company to research, develop, manufacture and commercialize therapeutic and prophylactic products for the treatment of hepatitis C ("HCV") in humans. Subject to certain limitations and cancellation clauses, Chiron and Pharmacia & Upjohn will share equally in the funding of research activities performed under the collaboration agreement. The term of the collaboration is three years, subject to extension by mutual consent.

     OTHER REVENUES Other revenues consist principally of promotion and co-promotion of Novartis' product Aredia-Registered Trademark- (pamidronate disodium for injection), and beginning in the second quarter of 1998, sales fees generated by Chiron Behring. Chiron recognized other revenues of $7.9 million and $6.1 million, for the third quarters of 1998 and 1997, respectively, and $28.1 million and $28.2 million for the first nine months of 1998 and 1997, respectively. On an overall basis, decreases in other revenues related to Aredia-Registered Trademark- (see below) were offset by the sales fees generated by Chiron Behring.

     A November 1996 agreement with Novartis, executed primarily in connection with a consent and agreement that resolved the Federal Trade Commission's review of the Ciba-Geigy Ltd. and

Sandoz Ltd. merger that created Novartis, provided that Chiron, through a co-promotion arrangement with Novartis, would promote Aredia-Registered Trademark- for two years after a six-month transitional period beginning April 1997. In December 1997, the co-promotion arrangement with Novartis was modified such that Chiron would no longer promote Aredia-Registered Trademark-after April 3, 1998. Included in other revenues for the nine months ended September 30, 1998, were $9.8 million of revenues earned through April 3, 1998 related to Aredia-Registered Trademark- co-promotion services as compared with $24.1 million in the first nine months of 1997. Prior to April 1997, Chiron recognized other revenues from sales fees earned under an agreement with Novartis which provided Chiron with sole promotional rights in the U.S. to Aredia-Registered Trademark-. Under this exclusive agreement which expired in March 1997, Chiron recognized Aredia-Registered Trademark- sales fees of $12.5 million in the first quarter of 1997.

COSTS AND EXPENSES

     GROSS PROFIT Gross profit as a percentage of net product sales for the quarters ended September 30, 1998 and 1997 was 56 percent and 52 percent, respectively. For the first nine months of 1998 and 1997, gross profit as a percentage of net product sales was 57 percent and 53 percent, respectively. In the third quarter of 1998, a $3.3 million reduction in cost of sales was recognized due to a change in estimated accruals created in prior periods. Excluding this reduction in cost of sales, gross profit margin would have been 53 percent for the quarter ended September 30, 1998. Also impacting the Company's gross profit margin for the nine months ended September 30, 1998 was a $6.0 million reduction in cost of sales due to a change in estimated property tax accruals created in prior periods. Gross profit margin excluding these items would have been 53 percent for the nine months ended September 30, 1998.

     Impacting the Company's gross profit margins in 1998 as compared with 1997 are (i) an unfavorable mix of vaccine product sales which, beginning with the consolidation of Chiron Behring in the second quarter of 1998, includes a significant portion of in-licensed products with lower gross margins; (ii) improvements in gross profit margins on domestic sales of Proleukin-Registered Trademark- due to price increases; and (iii) a 1997 third-quarter charge to cost of sales for inventory related reserves. In addition, included in cost of sales in 1997 were operating expenses to maintain the idle Puerto Rico facility which was sold in the second quarter of 1998. Gross profit margin percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

     RESEARCH AND DEVELOPMENT Chiron recognized research and development expenses of $69.4 million and $68.0 million in the third quarters of 1998 and 1997, respectively. For the first nine months of 1998 and 1997, Chiron recognized research and development expenses of $202.4 million and $193.9 million, respectively. Generally, the Company's research and development expenses fluctuate from period to period depending upon the extent of clinical trial-related activities, including the manufacturing of clinical material; the number of products under development and their progress; and the acquisition of companies and new technology and licensing rights.

     In the third quarter of 1998, research and development expenses remained fairly constant despite the consolidation of Chiron Behring in the second quarter of 1998, which increased third-quarter research and development expenses by $4.3 million in 1998. For the nine months ended September 30, 1998, Chiron Behring contributed $8.6 million to the Company's research and development expenses. In 1998, the Company reduced research and development spending specifically related to Myotrophin-Registered Trademark- (mecasermin) Injection (see discussion below), PDGF and certain vaccines, including HBV and pertussis vaccines. Partially offsetting the reduction in research and development expenses in 1998 were increased spending related to genomics, biologics, and cancer targets and mechanisms research.

     Myotrophin-Registered Trademark- Injection is being developed by the Company in collaboration with Cephalon, Inc. ("Cephalon") as a treatment for amyotrophic lateral sclerosis ("ALS" or Lou Gehrig's disease). On May 8, 1997, an FDA advisory committee found that there was not sufficient evidence of efficacy in the use of Myotrophin-Registered Trademark- Injection for the treatment of ALS to warrant FDA approval. In November 1997, Chiron and Cephalon withdrew and resubmitted their application to the FDA; this was done at the request of the FDA to allow more time for review of the new drug application. In May 1998, the FDA issued a letter stating that Myotrophin-Registered Trademark- is "potentially approvable," subject to the submission of additional information demonstrating that Myotrophin-Registered Trademark- is effective in the treatment of ALS. There can be no assurance as to whether this information will satisfy the FDA with respect to Myotrophin-Registered Trademark-. Although Chiron and Cephalon are continuing their discussions with the FDA and have provided the FDA with the requested information, the Company is unable to predict when or how the FDA will act. In August 1998, Cephalon and Chiron withdrew this joint application of approval to market Myotrophin-Registered Trademark- in Europe.

     OTHER OPERATING EXPENSES Selling, general and administrative ("SG&A") expenses as a percentage of net product sales in the third quarters of 1998 and 1997 were 36 percent and 40 percent, respectively. For the first nine months of 1998 and 1997, SG&A expenses as a percentage of net product sales were 37 percent and 42 percent, respectively. Included in SG&A expenses for the nine months ended September 30, 1998 and 1997 were $2.0 million and $3.2 million, respectively, of reductions in SG&A expenses related to changes in estimated accruals created in prior periods. Selling and marketing expenses continued to represent the largest portion of total SG&A expenses, as Chiron devoted significant resources to support sales volumes in its existing product lines as well as new products. The overall increase in SG&A expenses in the third quarter and first nine months of 1998 as compared with the corresponding periods in 1997 was due primarily to the consolidation of Chiron Behring in the second quarter of 1998, which contributed $10.0 million and $23.4 million to SG&A expenses in the third quarter and first nine months of 1998, respectively. Other increases in SG&A in the third quarter of 1998 as compared with the third quarter of 1997 consisted of additional sales and marketing expenses to support the growth in sales and legal fees in defense of certain patents.

     For the first nine months of 1998, Chiron recognized net restructuring and reorganization charges of $11.3 million, which included a third-quarter charge of $6.4 million, a second-quarter benefit of $2.6 million, and a first-quarter charge of $7.5 million. The third-quarter charge of $6.4 million consisted of $3.8 million of termination and other employee-related costs in connection with the planned elimination of 46 positions in sales, marketing and other administrative, manufacturing, and research and development functions. The elimination of these positions is due primarily to the planned integration of the Company's worldwide vaccines operations as well as the Company's ongoing rationalization of business operations. In connection with the plan of termination, 9 employees were terminated during the quarter ended September 30, 1998 and benefits of $0.2 million were paid and charged against the accrual. The remaining $2.6 million of third-quarter restructuring and reorganization charges resulted from facility-related costs of which $0.8 million was charged against the accrual during the quarter. At September 30, 1998, the liability associated with third-quarter restructuring and reorganization charges was $5.4 million.

     The second-quarter benefit of $2.6 million consisted of a $3.6 million benefit due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility, and charges of $1.0 million consisting of facility-related costs. At September 30, 1998, the liability associated with second-quarter charges was $0.3 million.

     The first-quarter charge of $7.5 million consisted of $5.8 million of termination and other employee-related costs in connection with the planned elimination of 129 positions in sales, marketing and other administrative, manufacturing, and research and development functions. The elimination of these positions is due primarily to the Company's ongoing rationalization of business operations related to the closure of the Company's Puerto Rico and St. Louis facilities. In connection with the plan of termination, all 129 employees were terminated during the first nine months of 1998 and benefits of $3.4 million were paid and charged against the accrual. The remaining $1.7 million consisted of facility-related costs of which $1.5 million was charged against the accrual during the first nine months of 1998. At September 30, 1998, the liability associated with the first-quarter charge was $2.6 million.

     The liabilities related to restructuring and reorganization charges are expected to be substantially settled within twelve months of accruing the related charges. The Company anticipates that it will incur future restructuring and reorganization expenses in the fourth quarter of 1998 as it continues to create a simpler, more efficient cost structure for the organization.

NON-OPERATING INCOME AND EXPENSE

     In August 1998, Chiron completed the sale of its manufacturing facility in St. Louis, Missouri resulting in a gain on sale of assets of $1.5 million. In addition, in June 1998, the Company sold its fill and finishing facility in Puerto Rico resulting in a gain of $6.2 million.

     Interest expense in the third quarter and first nine months of 1998 decreased $2.1 million and $5.1 million, respectively, from the corresponding periods of 1997, due primarily to the repayment of $100.0 million on the Company's lines of credit in January 1998. The borrowings were outstanding under the Company's U.S. credit facilities and were repaid with a portion of the proceeds received from the sale of Chiron Vision.

     Other income, net, consists primarily of investment income on the Company's cash and investment balances and other non-operating gains and losses. Interest income in the third quarter and first nine months of 1998 increased by $2.9 million and $11.6 million, respectively, as compared with the same periods in 1997, due primarily to increased average cash and investment balances attributable to the net cash proceeds received from the sale of Chiron Vision. In addition, for the nine months ended September 30, 1998 and 1997, Chiron recognized gains of $4.6 million and $2.2 million, respectively, related to the sale of equity securities. Partially offsetting the increases in other income, net, for the three and nine months ended September 30, 1998, were losses of $0.9 million and $3.9 million, respectively, attributable to the other-than-temporary impairment of certain equity securities. No losses related to equity securities were recognized in 1997.

     The 1998 estimated annual tax provision is expected to be 26 percent of pretax income from continuing operations, excluding restructuring and reorganization charges, a financial reporting gain on sale of the Puerto Rico facility (refer to Note 4 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS), and $6.0 million of financial reporting income recognized in the second quarter of 1998 due to a change in estimated property tax accruals. The provision may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. In 1998, restructuring and reorganization charges recorded during the three and nine months ended September 30, 1998 are expected to create current additional income tax benefits of approximately $0.8 million and $2.9 million, respectively. The benefits from restructuring and reorganization charges are lower than the estimated annual tax rate applied to such charges due to the timing of the deduction of a certain portion of the charges for income tax purposes. The sale of the Company's Puerto Rico facility, for which a financial reporting gain on sale of assets was recorded during the nine months ended September 30, 1998, resulted in a tax deductible loss for which a current additional income tax benefit of $1.5 million was recognized. These income tax benefits offset income tax expense attributable to pretax income from continuing operations and, accordingly, reduce the effective tax rate on continuing operations. Financial reporting income of $6.0 million was recognized during the nine months ended September 30, 1998 from a change in estimated property tax accruals; such accruals were not tax deductible and, accordingly, the change of estimate resulted in no income tax provision. During the three and nine months ended September 30, 1998, net deferred tax assets of $7.2 million and $10.7 million, respectively, and corresponding credits to deferred tax expense, were recognized through a reduction in the valuation allowance, as they more likely than not will be realized, for U.S. federal and state tax purposes. In addition, in the third quarter of 1998, the Company reduced its valuation allowance for net deferred tax assets by an additional $53.4 million as the deferred tax assets will more likely than not be realized due to the planned sale of the Company's in vitro diagnostics business. As these deferred tax assets resulted from tax benefits related to the Company's stock option plans, the corresponding credit was recorded as additional paid-in capital. The recognition of such net deferred tax assets is based on management's estimates of future taxable income in the United States, including the anticipated taxable gain on the planned disposal of the Company's in vitro diagnostics business. Such estimates are subject to change based on future events and, accordingly, the amount of deferred tax assets recognized may increase or decrease from period to period.

     Income tax expense for the three and nine months ended September 30, 1997 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 29 percent, excluding the charge for the impairment loss on long-lived assets which did not create a corresponding income tax benefit at that time. The actual 1997 annual effective tax rate of 24 percent, exclusive of the impact of the impairment loss in the third quarter, reflects a change in estimate of the mix of foreign versus domestic profits, benefits of certain tax credits and loss carryforwards, and anticipated foreign sales corporation benefits.

DISCONTINUED OPERATIONS

     On September 17, 1998 Chiron and Bayer entered into a definitive agreement pursuant to which Chiron has agreed to sell its in vitro diagnostics business to Bayer for approximately $1,013.8 million in cash, subject to certain post-closing adjustments. The consummation of the transaction is subject to standard closing conditions, including receipt of required regulatory approvals, and is expected to occur in the fourth quarter of 1998. The agreement further provides for customary post-closing indemnities. Refer to Note 2 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     Under the terms of the agreement, Chiron will retain (i) its blood testing business, including certain aspects of its alliance with Gen-Probe, Incorporated, (ii) its joint business with Ortho-Clinical Diagnostics, Inc., and (iii) its information technology ("informatics") business. Chiron also will retain its hepatitis and retrovirus patents and know-how.

     Upon the closing of the sale of Chiron Diagnostics, Chiron and Bayer intend to enter into certain agreements related to the licensing of certain patent rights and know-how owned or controlled by Chiron. In addition, on September 25, 1998 Chiron and Bayer signed a technology license and option agreement for Bayer's use and distribution of software and related systems and services developed by Chiron's informatics business.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not determined the timing or method of adoption and is currently evaluating the effect that implementation of SFAS 133 will have on its results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Chiron's capital requirements have been generally funded from operations, cash and investments on hand, debt borrowings and sales of equity. In addition to these sources of capital, future capital requirements may be financed through a combination of research and development funding provided by Novartis, possible off-balance-sheet financing and the sale of the Company's in vitro diagnostics business. Chiron's cash and investments in marketable debt securities, which totaled $420.0 million at September 30, 1998, are invested in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt securities. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. Investments with maturities in excess of one year are presented on the balance sheet as noncurrent investments.

     SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $192.4 million and $143.9 million at September 30, 1998 and 1997, respectively. Cash provided by operating activities was $85.8 million in the first nine months of 1998 as compared with $83.7 million in the first nine months of 1997. The primary source of cash from operating activities during the first nine months of 1998 was income from continuing operations of $61.6 million offset, in part, by an increase in accounts receivable. During the first nine months of 1997, the primary sources of cash from operating activities was a decrease in accounts receivable due to significant collections by Chiron's Italian subsidiary and the timing of payments from Novartis and the Chiron-Ortho joint business.

     Cash used in investing activities was $8.3 million in the first nine months of 1998 as compared with $85.4 million in the first nine months of 1997. In the first nine months of 1998, the primary sources of cash from investing activities were proceeds of $298.9 million from the sale of Chiron Vision, $192.4 million from the sale and maturity of investments in marketable debt securities and

$38.3 million from the sale of the Company's Puerto Rico and St. Louis facilities. These sources of cash in the first nine months of 1998 were offset by the purchase of $371.3 million of investments in marketable debt securities, $54.8 million (net of cash acquired) for the purchase of Chiron Behring and acquisitions of property and equipment totaling $82.5 million. In the first nine months of 1997, the primary source of cash from investing activities was $44.8 million of proceeds from the sale and maturity of investments in marketable debt securities. This source of cash in the first nine months of 1997 was offset by acquisitions of property and equipment totaling $49.9 million and the purchase of $58.5 million of investments in marketable debt securities.

     Cash (used in) provided by financing activities was ($95.5) million in the first nine months of 1998 as compared with $37.2 million in the first nine months of 1997. In the first nine months of 1998, the primary use of cash was the repayment of $129.8 million of short-term debt, $100.0 million of which was outstanding under the Company's U.S. credit facilities and was repaid utilizing a portion of the proceeds from the sale of Chiron Vision. In the first nine months of 1997, the primary use of cash was Chiron's purchase of a previously leased manufacturing facility and related buildings in Emeryville, California for $29.8 million. Also contributing to cash provided by financing activities were proceeds of $36.0 million and $52.5 million in the first nine months of 1998 and 1997, respectively, from issuance of common stock under the Company's stock option and employee stock purchase plans.

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

     BORROWING ARRANGEMENTS Under two separate revolving, committed, unsecured credit agreements with major financial institutions, Chiron can borrow up to $200.0 million in the U.S. These agreements, which are guaranteed by Novartis, allow for borrowings of up to $100.0 million each and mature in March 1999 and February 2003. No borrowings were outstanding under these credit agreements at September 30, 1998. Under Chiron's credit arrangements outside the U.S., borrowings of $25.6 million were outstanding at September 30, 1998.

     OTHER COMMITMENTS In the third quarter of 1998, Chiron and Gen-Probe, Incorporated ("Gen-Probe") a wholly owned subsidiary of Chugai Pharmaceutical Co., Ltd., signed an agreement to form a strategic alliance to develop, manufacture and market nucleic acid probe assay systems for blood testing and certain areas of diagnostics. Under the terms of the agreement, Chiron will market and sell products that utilize the Company's intellectual property relating to HCV and HIV and Gen-Probe's patented transcription-mediated amplification, target capture, hybridization protection assay and dual kinetic assay technologies. In addition, the technology rights acquired from Gen-Probe are anticipated to be utilized across a broad base of marker technology within the Company's blood testing and diagnostics businesses. In exchange for the rights to Gen-Probe's technology, Chiron paid $10.0 million upon signing the agreement, which was recorded as a component of "Other intangible assets, net" in the Company's consolidated balance sheet at September 30, 1998. Chiron's future milestone payment obligations to Gen-Probe consist of a $15.0 million payment due within 30 days after Gen-Probe's submission of an investigational new drug application to the FDA for its automated HCV/HIV assay for blood testing and another

$10.0 million upon Gen-Probe's receipt of marketing approval from the FDA for such products. As part of the sale of Chiron Diagnostics, Chiron will transfer to Bayer certain technologies obtained in the Gen-Probe agreement as it relates to in vitro diagnostics and will retain the technologies related to blood testing. As a result, upon the completion of the sale of Chiron Diagnostics, Bayer will assume $6.5 million of the $15.0 million obligation discussed above. The agreement with Gen-Probe also provides certain provisions for additional cost sharing and royalties upon the commercialization of specified products.

     Effective July 1, 1998, Chiron and International Business Machines Corporation ("IBM") executed a ten-year information technology services agreement. Under this agreement, IBM will provide Chiron with a full range of information services, including designing and deploying a company-wide distributed network system, establishing a comprehensive help-desk operation, and developing a standardized desk-top platform using IBM workstations. Chiron may terminate this agreement beginning July 1, 1999 subject to certain termination charges. Through July 1, 1999, Chiron's payments to IBM will total $19.3 million. If Chiron does not terminate this agreement prior to expiration, payments to IBM are expected to be approximately $138.8 million in aggregate. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM.

     In June 1996, the Company entered into a seven-year operating lease agreement with a group of financial institutions to rent a research and development facility that was constructed in Emeryville, California. Rent payments, based upon the total construction costs, will commence upon the final completion of the project which is expected to occur in the first quarter of 1999. Estimated future minimum lease payments are expected to be approximately $10.5 million annually.

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

     On April 1, 1998, the Company entered into a series of swaps to modify the interest and currency characteristics of certain assets and liabilities denominated in a nonfunctional currency. The objective of the swaps entered into by the Company is to fix the interest rate and currency rate exposures associated with the Company's wholly-owned German subsidiary. The exposures are denominated in Deutsche marks and have a notional amount of $114.2 million at September 30, 1998.

     The Company has exposure to changes in interest rates in both its investment portfolio and certain floating rate liabilities and real estate commitments. The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available-for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. The Company does not currently hedge this exposure and there can be no assurance that other-than-temporary losses will not have a material adverse impact on the Company's results of operations in the future. The Company also has short-term debt obligations and certain real estate lease commitments with interest rates or payments tied to London Interbank Offered Rate (LIBOR).

     YEAR 2000 Chiron is dependent on a number of computer systems and applications to conduct its business. In the past, many computer programs were written using two digits rather than four to identify the relevant year. These programs may not be able to distinguish between 21st and 20th century dates (for example, "00" may be read as the year 1900 when the year 2000 is intended). This could result in significant system failures or miscalculations. Accordingly, the Company has developed a comprehensive risk-based plan designed to make its computer hardware and communication systems, software applications, and facilities and other non-information technology-related functions Year 2000 compliant. The plan covers three phases including (i) planning, (ii) assessment, and (iii) implementation. The Company has substantially completed the planning and assessment phases, and expects to complete the implementation phase by mid-1999. With regard to the Company's computer hardware and communication systems, Chiron is in the process of implementing a technology refresh program which was developed in conjunction with IBM Corporation to update and standardize the Company's computer hardware and communication systems. As a result of this program, the Company expects its computer hardware and communication systems to be Year 2000 compliant by mid-1999. With regard to the Company's software applications, the Company has identified critical and non-critical software applications and is in the process of updating and/or developing software applications or certifying, in a test environment, that the software applications are Year 2000 compliant. A major component of remediating non-compliant software applications is the design and implementation of an integrated information system. The Company anticipates that implementation of this integrated information system will be completed by mid-1999. With regard to the Company's facilities and other non-information technology-related functions, including research, manufacturing, and inventory management practices, the Company has performed an assessment and has begun remediation which is intended to make its facilities and other non-information technology-related functions Year 2000 compliant by mid-1999.

     The Company is currently utilizing both internal and external resources to prepare for the year 2000. The Company believes that it should be able to substantially complete the implementation of critical internal aspects of its Year 2000 plan prior to the commencement of the year 2000. However, even with substantial completion of internal remediation plans, the Company's customers, suppliers and distributors also present risk of their own Year 2000 compliance over which the Company has no control. The Company has initiated communications with its critical suppliers and other external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant, cannot be reasonably estimated.

     The Company is also developing contingency plans to address any Year 2000 issues that do arise. As part of the Company's contingency plans, the Company is developing specific plans for each critical system to ensure that the necessary precautions are taken to prevent and/or address an unexpected system failure. Many of these contingency plans are already in place as they are based on existing plans that are required for the safe and proper operation of the Company's business, including its research and manufacturing facilities.

     The SEC has requested that companies disclose the most likely worst case scenario that could occur as a result of the Year 2000. The Company believes that its most likely worst case scenario would be delays in product shipments due to a complete or partial manufacturing shutdown and/or the delayed implementation of the Company's integrated information system. To address the manufacturing shutdown scenario, the Company plans, among other things, to increase its inventory and re-prioritize staff assignments, as needed, and does not believe that such a scenario is likely to occur. With regard to the delayed implementation of the Company's integrated information system, the Company has established a contingency plan to remediate its non-compliant business systems if scheduled milestones are not met. However, based on the Company's progress to date, and in consideration of the amount of resources allocated to this project, the Company believes that implementation of its integrated information system will occur as scheduled.

     The Company may incur significant costs in identifying and resolving Year 2000 issues, including internal staffing costs as well as consulting and other expenses. In addition, in certain instances, the appropriate course of action includes replacing or upgrading systems or equipment at a substantial cost to the Company. Failure of the Company to successfully complete its implementation of an integrated information system, which is a key element in the Company's Year 2000 remediation program, may have a material adverse impact on the Company's operations. The Company currently estimates that the costs associated with preparing for the year 2000 will range from $9.0 million to $11.0 million. The costs associated with the technology refresh program and the integrated information system are not included in the above estimates as Year 2000 compliance is incidental to the operational benefits expected to be derived from these programs. Costs incurred through September 30, 1998 have been funded through operations and approximate $0.5 million. The Company anticipates that most of its Year 2000 costs will be incurred during the fourth quarter of 1998 and the first quarter of 1999. These costs are anticipated to be funded with cash on hand and cash generated through operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Chiron wishes to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Chiron's actual results and could cause Chiron's actual consolidated results for the fourth quarter of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Chiron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

     - The Company has entered into an agreement to sell its in vitro diagnostics business to Bayer Corporation in a transaction that is expected to be completed by the end of 1998. The transaction is subject to customary closing conditions and no assurance can be made as to when or whether the transaction will close.

     - Delays, difficulties or failure in obtaining and maintaining regulatory approval (including approval of its systems, procedures and facilities for production) for the Company's products. These may include, for example, approval of the Company's Italian manufacturing facilities and processes as satisfying regulatory requirements for production of the Company's diphtheria, tetanus and genetically engineered acellular pertussis and adjuvanted flu vaccines, approval for Myotrophin-Registered Trademark- for which additional clinical trials may be required by the FDA, and approval for DepoCyt-TM- (injectable sustained-release cytarabine).

     - The impact of unusual or infrequent charges resulting from Chiron's implementation of new business strategies and organizational structures.

     - The cost of acquiring in-process technology, either by license, collaboration or purchase of another entity, and including the costs of integrating acquired businesses.

     - Charges that may be incurred or accrued as a result of the implementation of restructuring plans, including possible disposal of excess manufacturing and other general facilities, or as a result of the underutilization of manufacturing and other general facilities, including facility expansions.

     - The ability of the Company to successfully complete its implementation of an integrated information system.

     - Costs of remediation related to issues that may be identified or incurred as a result of the Company's ongoing evaluation of its Year 2000 compliance, and the potential exposure to failures by third parties to properly remediate their own Year 2000 issues.

     - The Company's exposure to interest rate fluctuations increases as the Company's cash and investment balances increase.

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

     - Failure of corporate partners to successfully commercialize the Company's products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities and commercial strategies which may arise between the Company and such corporate partners, including conflicts as to the strategy for realizing value arising from evolving opportunities. The impact of competing products, and inventory management practices, pricing, promotional and marketing decisions by the Company's partners, Schering AG for Betaseron-Registered Trademark-, Johnson & Johnson for PDGF and Ortho-Clinical Diagnostics, Inc. for the Chiron-Ortho joint business.

     - Delay, difficulty or inability on acceptable terms to resolve conflicts with partners.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

The Company is party to certain lawsuits and legal proceedings, which are described in Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the year ended December 28, 1997. No material developments in the area of legal proceedings have occurred since such Form 10-K was filed except as described in the Company's Forms 10-Q for the periods ended March 29, 1998 and June 28, 1998 and except as follows:

F. HOFFMANN LAROCHE

Chiron is involved in certain litigation in the United States, The Netherlands, Japan, and Germany with F. Hoffmann-LaRoche AG and several of its affiliated companies concerning infringement and/or validity of certain Chiron patents related to HCV technology. It is not known when nor on what bases any of these litigation matters will be concluded.

On February 3, 1998, Chiron filed an action in The District Court of The Hague, The Netherlands against F. Hoffmann-LaRoche AG, several of its affiliated companies (collectively, "Roche AG"), and one of Roche AG's Dutch customers asserting Roche AG's infringement of the Company's European Patent 0 318 216 (the "'216 patent") relating to HCV nucleic acid technology. Chiron seeks a cross-border injunction with effect in a number of European countries, prohibiting the sale of Roche AG's Amplicor HCV-TM- Test and Amplicor HCV Monitor-TM- Test. Roche AG has asserted certain defenses and counterclaims in this matter. Trial occurred in October 1998 with respect to certain of these issues. Subject to the results of that trial, further, as yet unscheduled, proceedings may be necessary before this action is resolved. In a separate proceeding, Roche AG and Chiron are appealing the European Patent Office's Opposition Division's decision upholding the `216 patent in amended form.

On January 9, 1997, Chiron, together with Ortho-Clinical Diagnostics, Inc., filed suit against F. Hoffmann-LaRoche AG ("Roche") in the Regional Court, 4th Civil Division, Dusseldorf, Germany, for infringement of the `216 patent. The suit seeks damages and injunctive relief preventing further manufacture or sale of infringing HCV immunoassay kits by Roche. Roche has asserted certain claims and defenses in this matter. Trial is set for January 7, 1999.

CONNAUGHT LABORATORIES, LIMITED

On July 17, 1997, Connaught filed suit in the Landgericht Dusseldorf, Germany, against Chiron Behring GmbH & Co, Chiron S.p.A., and Behringwerke AG asserting imminent infringement of Connaught's European Patent 0 322 115 (the "'115 patent") relating to pertussis toxin mutants. Connaught seeks to prevent introduction of TriAcelluvax-TM- in Germany. Also, Connaught seeks damages and an order from the German court enjoining Chiron S.p.A. from manufacturing and selling TriAcelluvax-TM- in both Germany and Italy. Trial was held in August 1998 and a decision in this matter is expected in December 1998. It is not known when nor under what basis litigation will be concluded.

ORTHO-CLINICAL DIAGNOSTICS, INC.

On February 17, 1998, Chiron filed a lawsuit against Ortho-Clinical Diagnostics, Inc. in the United States District Court for the Northern District of California. The suit concerns certain issues relating to the conduct of the parties' joint business and seeks to compel arbitration of those issues. A hearing on Chiron's motion to compel arbitration is scheduled in December 1998. It is not known when nor on what basis this matter will be concluded.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

        Exhibit
        Number                               Exhibit
        -------                              -------
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

         4.6       $1,000,000 Walpole Industrial Development Authority 6.75%
                   Industrial Revenue Bonds dated as of July 1, 1979, due July
                   1, 2004, incorporated by reference to Exhibit 4.07 of the Registrant's Form 10-Q report for the period ended April 2, 1995. The Registrant agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation
                   601(b)(4)(iii).

         10.402 Stock Purchase Agreement dated as of September 17, 1998, among Bayer Corporation, the Registrant and Chiron
                   Diagnostics Corporation, and Exhibits thereto. Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement:
                   "Confidential Treatment Requested".

         10.510    Form of Stock Option Agreement, Chiron 1991 Stock Option
                   Plan, for Employees of Registrant.

         10.511    Form of Stock Option Agreement, Chiron 1991 Stock Option
                   Plan, for Non-Employee Directors of Registrant.

         10.613 Letter Agreement dated July 8, 1998 between the Registrant and Richard W. Barker, Ph.D. Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule
                   24b-2. The omitted confidential information has been identified by the following statement: "Confidential
                   Treatment Requested".

         11        Statement of Computation of Earnings per Share.

         27        Financial Data Schedule for Nine Months ended September 27,
                   1998.

(b)  REPORTS ON FORM 8-K.

     On September 21, 1998, the Company filed a Current Report on Form 8-K, reporting under Item 5 the execution on September 17, 1998 of an agreement among the Company, Chiron Diagnostics Corporation, and Bayer Corporation, pursuant to which the Company has agreed to sell to Bayer all of the outstanding common stock of Chiron Diagnostics for approximately $1,013.8 million in cash, subject to certain adjustments.

                               CHIRON CORPORATION

                               September 27, 1998


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHIRON CORPORATION


DATE:   November 9, 1998               BY: /s/ SEAN P. LANCE
      --------------------                 -------------------------------------
                                           Sean P. Lance
                                           President and Chief Executive Officer


DATE:   November 9, 1998               BY: /s/ JAMES R. SULAT
      --------------------                 -------------------------------------
                                           James R. Sulat
                                           Chief Financial Officer