Form 10-K
period 1999-01-03
CHIRON CORP
filed 1999-03-16
CIK 706539

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

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 28, 1999, was $2.1 billion.

    The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 1999:

         TITLE OF CLASS                   NUMBER OF SHARES
 Common Stock, $0.01 par value              180,897,487

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 13, 1999 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE AND ALL OTHER STATEMENTS WHICH ARE OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING WORDS SUCH AS "BELIEVES", "ANTICIPATES", "EXPECTS", "ESTIMATES", "PROJECTS", "WILL", "MAY", "MIGHT", AND WORDS OF A SIMILAR NATURE. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT REFLECT MANAGEMENT'S CURRENT BELIEFS AND EXPECTATIONS ON THE DATE OF THIS REPORT. ACTUAL RESULTS, PERFORMANCE OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. SOME OF THE IMPORTANT FACTORS WHICH, IN THE VIEW OF CHIRON CORPORATION ("CHIRON" OR THE "COMPANY"), COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED IN ITEM 7 OF THIS REPORT, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY ANNOUNCE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FACTS OR CIRCUMSTANCES OF WHICH MANAGEMENT BECOMES AWARE AFTER THE DATE HEREOF.

OVERVIEW AND CERTAIN RECENT DEVELOPMENTS

    Chiron is a biotechnology company that participates in three global healthcare businesses: biopharmaceuticals, blood testing and vaccines.

    The Company's products include Proleukin(R) (aldesleukin), a recombinant form of interleukin-2, which the Company markets as a treatment for metastatic renal cell carcinoma and metastatic melanoma. The Company manufactures recombinant human platelet-derived growth factor, the active ingredient in Regranex(R) (becaplermin), which is marketed by Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), a Johnson & Johnson ("J&J") company, as a treatment for foot ulcers related to diabetes. Chiron also manufactures Betaseron(R) (interferon beta-1b) for Berlex Laboratories, Inc. and its parent company, Schering AG, which is marketed by Berlex and Schering as a treatment for relapse remitting multiple sclerosis. In addition, the Company sells a line of traditional pediatric and adult vaccines. The Company has an interest in a number of other products through collaborations and joint businesses, including a joint immunodiagnostics business with Ortho-Clinical Diagnostics, Inc., a J&J company, which sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and a separate collaboration with Gen-Probe Incorporated, which is developing products using nucleic acid testing technology to screen blood in blood banks and plasma in the plasma industry for infection by viruses.

    Chiron has a strong commitment to research as an essential component of its product development effort. The Company focuses its research and development activities primarily on areas in which it has particular strengths, including infectious diseases, cancer and cardiovascular diseases. An important part of the Company's research and development effort is undertaken through collaborations with third parties who are able to contribute significant enabling technologies and other resources to the development and commercialization of the product, including in some cases marketing and sales expertise.

    In January 1995 the Company established an alliance with Novartis AG ("Novartis"), a life sciences company headquartered in Basel, Switzerland. As of February 28, 1999, Novartis held shares representing approximately 44% of the outstanding common stock of the Company. For more on the Novartis alliance, see "Relationship With Novartis", below.

    The Company recently sold certain businesses as it continued to focus on its core activities. On November 30, 1998, the Company completed the sale of its IN VITRO diagnostics business to Bayer Corporation ("Bayer") for approximately $1,013.8 million in cash, subject to certain adjustments. Chiron retained its blood testing business, including its joint business with Ortho-Clinical Diagnostics, Inc. and its collaboration with Gen-Probe Incorporated. On December 31, 1998, the Company completed the sale of its interest in General Injectables & Vaccines, Inc. ("GIV"), a distribution business, to Henry Schein, Inc. and received payment in full of certain advances made by the Company to GIV, for a total of $31.7 million in cash. On December 29, 1997, the Company completed the sale of its ophthalmics business to Bausch & Lomb Incorporated ("Bausch & Lomb") for approximately $300.0 million in cash.

    The Company was incorporated in California in 1981 and was merged into a Delaware corporation in November 1986. The Company's principal executive offices are located at 4560 Horton Street, Emeryville, California 94608, and its telephone number at that address is (510) 655-8730.

PRODUCTS

BIOPHARMACEUTICALS

    The Company's leading therapeutic product is Proleukin(R) (aldesleukin), a recombinant form of interleukin-2 ("IL-2"). IL-2 is a protein produced naturally in the body in very small quantities. IL-2 stimulates the immune system to increase the production of lymphocytes (white blood cells) that help fight certain cancers and may help fight viral infections. While the precise mechanism of anti-tumor action of Proleukin(R) is unknown, research has demonstrated that it induces the proliferation of immune cells, natural killer and cytotoxic T cells that can recognize and mobilize against tumor-specific antigens on the surface of malignant cells. Proleukin(R) is marketed by the Company directly or through distributors in the United States and over 40 other countries in North America, Europe, and South America, for the treatment of metastatic renal cell carcinoma (a type of kidney cancer) and, in the United States and Canada, for the treatment of metastatic melanoma (a form of skin cancer).

    Chiron manufactures recombinant human platelet-derived growth factor (rhPDGF-BB), the active ingredient in Regranex(R) (becaplermin) Gel, developed with Ortho-McNeil through a collaboration in growth factor research that began in 1984. Ortho-McNeil markets Regranex(R) in the United States as a treatment for foot ulcers related to diabetes. Regranex(R) works by enhancing the body's natural wound healing processes. It stimulates the migration of cells to the site of the ulcer, encouraging the patient's body to grow new tissue that helps heal these open wounds. Regranex(R) is the first product demonstrated to assist in the healing of diabetic foot ulcers. Regranex(R) also has been approved for marketing in Canada, and has been recommended by the European Union regulatory authority, the Committee for Proprietary Medicinal Products (the "CPMP"), for approval for marketing in Europe.

    Chiron manufactures Betaseron(R) (interferon beta-1b) for Berlex Laboratories, Inc. ("Berlex") and its parent company, Schering AG of Germany. Berlex markets Betaseron(R) primarily in the United States and Canada to treat patients with relapsing remitting multiple sclerosis. Multiple sclerosis is an autoimmune disease in which the patient's immune system attacks and destroys an element of the patient's own central nervous system. The Company also receives royalties from the sale of a similar product in Europe, Betaferon(R), which is manufactured by Boehringer Ingelheim and marketed by Schering AG for the treatment of patients with relapsing remitting or secondary progressive multiple sclerosis.

    Sales of Proleukin(R) (IL-2) accounted for approximately 13%, 12% and 11% of consolidated total revenues in 1998, 1997 and 1996, respectively, and sales of Betaseron(R) (interferon beta-1b) accounted for approximately 13% of total revenues in 1996. No other single therapeutic product or class of therapeutic products accounted for 10% or more of consolidated total revenues of the Company in any of the last three fiscal years.

VACCINES

    Through its subsidiary Chiron S.p.A., based in Siena, Italy, the Company manufactures and markets in Italy vaccines for diphtheria, tetanus, pertussis, meningococcus, haemophilus influenzae, flu, measles, mumps, rubella, hepatitis A and an oral polio vaccine and, under license, markets a vaccine for typhoid fever. Through its subsidiary Chiron Behring GmbH & Co ("Chiron Behring"), based in Marburg, Germany, the Company manufactures and markets in Germany vaccines for diphtheria, tetanus, pertussis, flu, rabies, tick-borne encephalitis, tuberculosis, cholera and an oral polio vaccine and, under distribution agreements with other manufacturers, markets vaccines for hepatitis A, measles, mumps, rubella, typhoid fever, pneumococcal disease, haemophilus influenzae type b, an inactivated polio vaccine, an acellular pertussis vaccine and a recombinant vaccine for hepatitis B. Certain of these vaccines are marketed in other European countries and in the Middle East, the Far East, Africa and South America, and to international health agencies such as the World Health Organization. The Company markets its rabies vaccine in the United States.

    The Company also has developed an adjuvanted flu vaccine, which it markets in Italy. The Company currently is considering its regulatory approval strategy for this vaccine in other European countries and elsewhere.

    The Company has developed a genetically engineered acellular vaccine for pertussis (whooping cough), which currently is marketed in Italy both as a monovalent vaccine and in combination with diphtheria and tetanus ("DTaP"). In February 1999, the Company announced that it had received approval from the European Medicines Evaluation Agency to market its DTaP vaccine for infants and toddlers in Europe, and also announced that it had withdrawn its application to market the DTaP vaccine in the United States. Several business factors influenced the Company's decision to withdraw the application, including the U.S. competitive landscape and the Company's continued effort to review and refocus its product development portfolio.

    In addition to revenues from the sale of the vaccine products described above, the Company receives royalties from the sale of vaccines against hepatitis B developed, manufactured and marketed by Merck & Co., Inc. ("Merck") and SmithKline Beecham Biologics ("SmithKline") using technology developed by Chiron. Merck's hepatitis B vaccine was the first vaccine produced using genetic engineering licensed by the Food and Drug Administration ("FDA") for human use.

BLOOD TESTING

    Chiron's blood testing business comprises two separate collaborations: an alliance with Gen-Probe Incorporated ("Gen-Probe") and a separate joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), an affiliate of Johnson & Johnson.

    Chiron's joint business with Ortho was formed in 1989, based largely on the screening of blood in blood banks and other similar settings for the potential presence of human immunodeficiency virus ("HIV") and hepatitis viruses using immunodiagnostics technology. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron performs certain research and antigen manufacturing functions, while Ortho manufactures and sells assays and instrument systems. Chiron and Ortho share equally in the pretax operating earnings generated by the joint business. The joint business holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from the sale of hepatitis C virus ("HCV") and HIV tests by Abbott Laboratories ("Abbott"), and from sales of HCV tests by Pasteur Sanofi Diagnostics and Genelabs Diagnostic, Inc.

    Chiron's collaboration with Gen-Probe is focused on developing and commercializing products using nucleic acid testing technology to screen blood in blood banks and plasma in the plasma industry for infection by viruses. Compared to immunodiagnostic testing, testing directly for the presence of viral nucleic acid both improves the sensitivity of detection and enables infection to be detected earlier in the viral lifecycle. Under the terms of the collaboration agreement, Gen-Probe performs certain product development and assay and instrument manufacturing functions while Chiron and Gen-Probe jointly participate in new assay research and development and Chiron will sell the collaboration's products. Gen-Probe will receive a fixed percentage of Chiron's sales revenues. The commercial market for nucleic acid testing products in the blood banking and plasma industries is developing very rapidly as regulatory agencies begin in 1999 to require that blood banks and plasma centers implement nucleic acid testing. The Chiron/Gen-Probe collaboration's first product, a combined test for HIV-1 and HCV using a multiplexed assay and a semi-automated instrument system is being used to screen blood under an Investigative New Drug ("IND") pretrial in the United States. See "Research and Development--Blood Testing".

    No single blood testing product or class of blood testing products accounted for 10% or more of consolidated total revenues of the Company in any of the last three fiscal years.

RESEARCH AND DEVELOPMENT

    Chiron has a strong commitment to research as an essential component of its product development effort. Technologies developed in collaborations with third parties, as well as technologies licensed from outside parties, also are sources of potential products.

BIOPHARMACEUTICALS

    FUNCTIONAL GENOMICS. Genomics and other technologies are used to discover new genes and to determine their role and the role of the encoded proteins in a target disease. With this information, the Company then identifies and develops potential products utilizing a variety of approaches, including recombinant proteins, gene therapy and small molecule drug discovery for treatment of the disease and vaccines with recombinant antigens for prevention of the disease.

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

    The Company and its collaborators have a number of recombinant proteins in clinical development. Proleukin(R) (IL-2), already approved for marketing as a treatment for certain forms of kidney and skin cancer, is being clinically evaluated for other indications, including treatment of patients with HIV infection, treatment of acute myelogenous leukemia and as a treatment for non-Hodgkins lymphoma in patients with AIDS. Fibroblast Growth Factor ("FGF"), a growth factor which can stimulate the formation of new blood vessels, is in clinical studies for use as a treatment for coronary artery disease. Tissue Factor Pathway Inhibitor ("TFPI"), a coagulation inhibitor, is being developed in collaboration with G.D. Searle & Co. ("Searle"), a subsidiary of the Monsanto Company; the Company and Searle are conducting clinical studies on the use of TFPI as a treatment for patients with sepsis. Myotrophin(R) (mecasermin), a recombinant form of Insulin-Like Growth Factor-I (IGF-I), is being developed by the Company in collaboration with Cephalon, Inc. ("Cephalon") as a treatment for amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig's disease) and is being developed by Chiron for other indications. In 1997, an FDA advisory committee found that there was not sufficient evidence of efficacy as a treatment for ALS to warrant approval. In May 1998, Chiron and Cephalon received a letter from the FDA indicating that Myotrophin(R) (IGF-I) is potentially approvable, contingent upon additional evidence of efficacy and safety. It is uncertain whether additional evidence satisfactory to the FDA can be delivered. Chiron and Cephalon are continuing to work with the FDA on outstanding issues. In September 1998, Chiron and Cephalon withdrew their application to market Myotrophin(R) (IGF-I) in Europe.

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

    SMALL MOLECULE DRUG DISCOVERY. Chiron's small molecule drug discovery program combines multiple disciplines, including combinatorial and computational chemistry, robotic screening and selection, and molecular biology, to screen, identify and refine compounds which may be used as drugs for treating medical conditions or disorders. In addition to drug discovery against specific disease targets of interest to the Company, from time to time the Company enters into collaboration agreements with third parties under which the Company utilizes its proprietary technologies to identify drug candidates directed at specific disease targets of interest to the partner. Certain compounds which may be of interest have been identified and are being further optimized and tested prior to moving into clinical development.

    OTHER. The Company has other products under development directly and in collaboration with other companies, including a collaboration with DepoTech Corporation ("DepoTech") to develop DepoCyt-TM- sustained-release chemotherapeutic formulation. DepoCyt-TM- consists of cytarabine (a generic chemotherapy product) encapsulated in a novel delivery system, called Depofoam-TM-. In December 1997, an FDA advisory committee declined to recommend approval of DepoCyt-TM- for neoplastic meningitis associated with solid tumors. Chiron and DepoTech subsequently reached agreement with the FDA to amend the application with additional clinical trial data from lymphomatous meningitis patients and seek approval for this indication. In November 1998, an FDA advisory committee recommended that DepoCyt-TM- be approved for treatment of lymphomatous meningitis. Final FDA approval for this indication is expected in 1999 and will require a post-approval (phase IV) clinical study commitment.

VACCINES

    PROPHYLACTIC VACCINES. Chiron is developing a new generation of vaccines for the prevention of disease utilizing genetic engineering and other techniques of modern biotechnology, including vaccines based on recombinant antigens as well as DNA-based vaccines. The Company currently is conducting clinical studies of a number of vaccine candidates, including vaccines for HCV, HIV and meningococcus C, and is conducting preclinical studies on vaccines for a number of other targets. The Company also is developing novel adjuvants. Adjuvants are compounds that amplify the immune response generated by vaccine antigens. One of Chiron's adjuvants, MF-59, is a component of Chiron's new flu vaccine, which currently is marketed in Italy, and is also a component of a number of other candidate vaccines currently in clinical development by Chiron. In addition, Chiron is conducting preclinical investigations of alternative delivery systems for vaccines that may be used in lieu of injection, such as nasally or orally delivered vaccines.

    THERAPEUTIC VACCINES. The Company is investigating the potential use of vaccines for therapeutic purposes, in which antigens are used to stimulate an immune response against established infections and cancer. The Company is collaborating with Biomira, Inc. in the development of Theratope(R) vaccine for breast cancer. This vaccine, which is in clinical trials, consists of a synthetic mimic of a breast cancer-associated antigen conjugated to a carrier protein.

BLOOD TESTING

    The Chiron/Gen-Probe collaboration has two instrument systems in development, both of which will test blood and plasma for HIV-1 and HCV nucleic acid in a single multiplexed assay. The semi-automated component system is currently operating under IND in the United States while the fully automated Tigris-TM- system is under development. Gen-Probe is widening the menu from HIV-1/HCV to include other transfusion transmitted agents and continuing development of the fully automated Tigris-TM- instrument.

    Ortho is developing a range of hepatitis and retrovirus assays for IN-VITRO clinical diagnostics use on its immunodiagnostics instrument system.

RESEARCH REVENUES AND EXPENSES

    Collaborative arrangements with third parties are also a source of revenue for the Company. In general, collaboration revenues include fees for research services as they are performed or completed and milestone payments upon attainment of specified benchmarks.

    Novartis and the Company have entered into an agreement under which Novartis has agreed to provide research funding for certain projects. The funded projects currently consist of certain adult and pediatric vaccines, Insulin-Like Growth Factor-I, Factor VIII and HSV-tk. Novartis has agreed to fund, at Chiron's request and subject to certain annual and aggregate limits, 100% of the development costs of these projects incurred between January 1, 1995 and December 31, 1999. In exchange for providing this funding, Novartis has certain co-promotion rights for certain vaccines as well as an interest in certain royalties on sales of certain products resulting from the funded research.

    Research and development expense for the years ended December 31, 1998, 1997 and 1996 for Company-sponsored research, including payments to collaboration partners, was $294.2 million, $259.4 million and $248.8 million, respectively. Of that, $61.9 million, $79.5 million and $103.8 million in 1998, 1997 and 1996, respectively, was reimbursed by third parties.

COMMERCIALIZATION

    Technologies arising out of the Company's research and development efforts are commercialized in a variety of ways. Certain products are marketed and distributed by the Company, either directly or through distributors. See "Distribution", below. Other technologies are developed by the Company in collaboration with third parties, and under the collaboration agreement marketing rights may be allocated to the Company or to the collaborator or shared by both parties. In the event marketing rights are allocated to the collaborator, the Company generally retains the right to manufacture and supply key raw materials to the collaborator. Still other technologies are licensed by the Company to third parties, with the licensee assuming responsibility for further development and the Company receiving royalties on sales of the resulting product. Agreements under which the Company currently derives revenues for technologies licensed to third parties include an agreement with Bayer relating to, among other things, use of the Company's HCV and HIV technologies for IN VITRO diagnostics; an agreement with F. Hoffman La-Roche Limited and Hoffman La-Roche, Inc. ("Roche"), relating to polymerase chain reaction ("PCR") technology; agreements with Merck and SmithKline relating to technology used in their respective hepatitis B vaccines and an agreement with Novo Nordisk A/S relating to technology used in the manufacture of recombinant human insulin.

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

    Chiron's biopharmaceuticals marketing, sales and distribution organization for the U.S. is based in Emeryville, California and for Europe is headquartered in Amsterdam, The Netherlands. Sales efforts are focused on specialist physicians, principally oncologists, who are based in hospitals and large clinics. In general, products are sold to wholesalers, distributors, and hospital pharmacies.

RAW MATERIALS

    Raw materials and other supplies used in the manufacture of the Company's products (both commercial and investigational) generally are available from multiple commercial sources. Certain processes, however, use materials that are available from sole sources or that are in short supply or that are difficult for the supplier to produce and certify in accordance with the Company's specifications. The Company's biopharmaceutical products are biologics; from time to time concerns are raised with respect to potential contamination of biological materials that are supplied to the Company for use in various production processes. These concerns can further tighten market conditions for materials that may be in short supply or available from limited sources. Moreover, regulatory approvals to market the Company's products may be conditioned upon obtaining certain materials from specified sources; the Company's ability to substitute material from an alternate source may be subject to delay pending regulatory approval of such alternate source. Although the Company monitors the ability of certain suppliers to meet the Company's needs and the market conditions for these materials, there is a risk that material shortages could impact production.

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

    Even if the Company is successful in obtaining and defending patents, there can be no assurance that these patents will provide substantial protection. Third parties may be able to design around the patents and develop competitive products that do not use the inventions covered by the patents. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the third party's product is needed to meet a threat to public health or safety in that country, or the patent owner has failed to "work" the invention in that country, or the third party has patented improvements), and most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Furthermore, most countries do not provide discovery so the Company may not be able to meet its burden of proving infringement; nor can it be guaranteed that the Company will even become aware of infringement of its patents.

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

TRADEMARKS

    Proleukin(R) is a registered trademark of the Company and its subsidiaries. ELVS-TM-, Polioral-TM- and Triacelluvax-TM- are trademarks of the Company and its subsidiaries. DepoCyt-TM- is a trademark owned by Chiron and DepoTech. The following registered trademarks are owned by the indicated companies: Betaseron(R) and Betaferon(R) (Schering AG), Myotrophin(R) (Cephalon), Regranex(R) (J&J), Theratope(R) (Biomira, Inc.), Apligraf(R) (Novartis), Dermagraf(R) (Advanced Tissue Sciences, Inc.), Copaxone(R) (Teva Pharmaceutical Industries, Ltd.), Avonex(R) (Biogen, Inc.), Aredia(R) (Novartis), and Amplicor(R) (Roche). Tigris-TM- is a trademark owned by Gen-Probe.

SEASONALITY

    Sales of certain of the Company's vaccine products, in particular flu vaccine, are seasonal, with higher sales in the third and fourth quarters of the year.

    The Company receives royalties on sales of PCR products by Roche. Under the terms of the Company's agreement with Roche, royalties are payable after Roche's annual net sales of PCR products exceed $200 million. This $200 million threshold resets at the beginning of each year. Accordingly, the Company does not expect to receive any royalties on Roche's PCR sales until the last half of each year.

MAJOR CUSTOMERS

    The Company has a strategic alliance with Novartis and in connection therewith has entered into a series of arrangements with Novartis. See "Relationship With Novartis", below. These arrangements contributed 12%, 21% and 21% of total revenues in 1998, 1997 and 1996, respectively. The Company has a joint immunodiagnostics business with Ortho. See "Products-Blood Testing", above. The Ortho joint business, together with certain other arrangements with J&J and its affiliates, contributed 18%, 24%, and 23% of total revenues in 1998, 1997 and 1996, respectively. The Company has a supply agreement with Berlex and its parent company, Schering AG of Germany. Revenues recognized under this agreement contributed 13%, 14% and 15% to total revenues in 1998, 1997 and 1996, respectively.

COMPETITION

    Chiron operates in a highly competitive environment, and the competition is expected to increase. Competitors include large pharmaceutical, chemical and blood testing companies, as well as biotechnology companies. Some of these competitors, particularly large pharmaceutical and blood testing companies, have greater resources than the Company. The technologies applied by the Company and its competitors are rapidly evolving, and new developments frequently result in price competition and product obsolescence. Substantial consolidation is underway in the global healthcare industry, and is expected to produce greater efficiencies and even more intense competition.

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

BIOPHARMACEUTICALS

    Proleukin(R) competes with alpha interferon sold by Schering Plough Corporation and by Roche as a treatment for metastatic kidney cancer and metastatic melanoma, although many patients are treated with both products. The Company estimates that Proleukin(R) has approximately a 50% market share for these indications. The principal method of competition is product performance. Several other companies are developing immune-system-based therapies for cancers and infectious diseases, including Roche, Genentech, Inc., Amgen, Inc., Immunex and Immune Response/Agouron.

    Regranex(R) was the first product approved by the FDA for treatment of diabetic foot ulcers. It competes with Dermagraft(R), a product from Advanced Tissue Sciences & Smith and Nephew, and with Apligraf(R), a product from Novartis which has been approved by the FDA for treatment of venous leg ulcers and is in clinical trials for treatment of diabetic foot ulcers. Several other companies, including Genzyme and Novartis, are developing transforming growth factor-beta (TGF-Beta), which may compete with Regranex(R) in the future.

    Betaseron(R), as a treatment for multiple sclerosis, competes with Avonex(R), a recombinant interferon beta sold by Biogen, Inc., and with Copaxone(R) from Teva Pharmaceuticals. In certain European countries, Schering AG's product, Betaferon(R), faces competition from Ares Serono, which sells an extracted form of beta interferon that is used for, among other purposes, treatment of multiple sclerosis. Other companies have treatments for multiple sclerosis in clinical development.

VACCINES

    Four large companies hold the greatest share of the worldwide vaccine market: Merck, SmithKline, Wyeth Lederle Vaccines & Pediatrics, a division of American Home Products Corporation ("Lederle"), and Pasteur Merieux Connaught ("PMC"). PMC separately has a strategic alliance with Merck. All four of these companies, as well as other biotechnology companies, have substantial research and development programs. The Company estimates that it has approximately a 38% and 37% market share in Germany and Italy, respectively, and an aggregate market share of approximately 8% outside of the United States, Europe and Japan. The principal methods of competition in vaccines are price and introduction of new products, including vaccines against diseases for which no vaccine was previously available as well as new combination vaccines that combine existing vaccines for several diseases into a single product. Combination vaccines frequently are favored by public health authorities, medical practitioners and patients, particularly in the case of pediatric vaccines, because they eliminate the need for multiple injections and may increase overall compliance with recommended vaccination schedules. As new combination vaccines are introduced, older combinations and single products often become obsolete. The Company may be limited in its ability to develop and market certain combination vaccines if one of the vaccines which would otherwise be included in the combination is covered by valid and enforceable patent or other proprietary rights held by third parties.

BLOOD TESTING

    Chiron is the sole manufacturer of HCV antigens for use in immunodiagnostic assays of both Abbott and the Chiron-Ortho joint businesses. In the immunoassay blood testing market, the Chiron-Ortho joint business competes with Abbott with each having, in total, approximately 45% market share of the major world markets. The joint business anticipates increased competitive pressures from Abbott with the introduction of the Abbott Prism(R) instrument system. The joint business is also developing immunodiagnostic instruments and assays to detect hepatitis, retrovirus and other agents in clinical diagnostic applications. Many other companies, including Roche, Abbott and Bayer have substantial positions in the market segment.

    Currently, there are no approved, probe-based tests for commercial use in blood testing. Chiron/Gen-Probe nucleic acid testing products are expected to compete primarily with PCR-based products supplied by Roche or developed in-house by customers (homebrew). The commercial market for nucleic acid testing products in the blood banking and plasma industries is developing very rapidly as regulatory agencies begin in 1999 to require that customers implement this new technology.

GOVERNMENT REGULATION

    Regulation by governmental authorities in the United States and other important markets is a significant factor in the manufacture and sale of the Company's products and in its research and development activities.

    BIOPHARMACEUTICALS AND VACCINES. In the United States, Chiron's therapeutic and vaccine products (both commercial and investigational) are regulated primarily under federal law and are subject to rigorous FDA approval procedures. No product can be marketed in the United States until an appropriate application is approved by the FDA. The approval procedures are applied on a product-by-product basis and require, among other things, an extensive three-phase human clinical testing program. In phase 1, studies are conducted with a relatively small number of subjects to assess the safety of the product. In phase 2, the product is evaluated in a larger group of subjects to begin to assess efficacy. Phase 3 studies are conducted in the target population with a number of subjects that is large enough to provide sufficient data to establish statistically the safety and efficacy of the product. FDA approval of a product is limited to treatment for specified medical conditions or disorders, and further studies would be required to market the product for other indications. All facilities used to manufacture, fill, test and distribute biologic products are required to be inspected and approved by the FDA. If any change is made in manufacturing facilities or processes after FDA approval is obtained, additional regulatory review and possibly additional clinical studies may be required.

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

    BLOOD TESTING. Blood testing products, whether based upon immunodiagnostics or nucleic acid testing technologies, may only be used pursuant to the terms of approval of specific license applications in which the product's safety and effectiveness must be demonstrated based upon well controlled studies. Upon approval of the license application, the product may be marketed for the specific indications of use, which were identified in the approval. Facilities, processes and operations used for the manufacture, testing, storage and distribution of Chiron's blood testing products in the U.S. are subject to FDA approval and periodic inspection.

    For both biopharmaceutical and blood testing products, the time and expense needed to complete the required clinical studies, prepare and submit the required applications and supporting documentation, and respond to inquiries generated by regulatory review can far exceed the time and expense of the research and development initially required to create the product. These factors largely determine the speed with which a successful research program is translated into a marketed product.

ENVIRONMENT

    Expenses for compliance with environmental laws have not had and are not expected to have a material impact upon the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

    On December 31, 1998, Chiron and its subsidiaries had 3,247 employees.

RELATIONSHIP WITH NOVARTIS

    As noted above, the Company has an alliance with Novartis. Novartis is a life sciences company headquartered in Basel, Switzerland which was formed as a result of the December 1996 merger between Ciba-Geigy Limited ("Ciba") and Sandoz Limited. Through a series of transactions that became effective in January 1995, Ciba acquired shares of the Company's common stock which, when combined with shares already held by Ciba, represented 49.9% of the then-outstanding common stock of the Company. As a result of dilution stemming primarily from the issuance of common stock under the Company's employee stock option and stock purchase plans and in connection with certain acquisitions, as of February 28, 1999, Novartis held shares representing approximately 44% of the Company's outstanding common stock.

    In connection with these transactions, Chiron and Novartis entered into a series of agreements which provide, among other things and subject to certain conditions and exceptions, that Novartis will not increase its ownership interest in the Company above 49.9% before January 5, 2000 and thereafter will not increase its ownership interest above 55% unless it acquires all of the outstanding capital stock of the Company in a "buy-out" transaction; that Novartis may not propose or consummate a "buy-out transaction" before January 5, 2001; that Novartis may exceed these standstill amounts and increase its ownership interest up to 79.9% if the transaction is approved by a majority of the independent members of the Company's Board of Directors; that Novartis has the right to nominate three members to Chiron's eleven member Board of Directors; that Novartis will provide certain funding to the Company for research services (see "Research and Development--Research Revenues and Expenses" above) and will guarantee certain bank lines of credit on behalf of the Company; that Chiron may require Novartis to purchase shares of the Company's common stock directly from the Company at fair market value, up to a maximum subscription amount (initially $500 million, subject to adjustment); that Novartis has an option to purchase newly issued shares of the Company's common stock directly from the Company at fair market value, subject to the standstill restrictions described above; and that Chiron and Novartis will cooperate in research, development, manufacturing and marketing of biotechnology products on an arm's-length basis while remaining independent to pursue other opportunities.

ITEM 2. PROPERTIES

    EMERYVILLE CAMPUS. Chiron's principal executive offices are located in Emeryville, California. The campus consists of 26 buildings, of which 14 are leased and 12 are owned. In 1998, the Company completed development of a new research and development facility in Emeryville under an operating lease arrangement. The Emeryville facilities include research and development, manufacturing and administrative facilities for the Company's biopharmaceutical, vaccine and blood testing businesses.

    OTHER R&D AND MANUFACTURING FACILITIES. The Company also owns manufacturing facilities in Vacaville, California and Amsterdam, The Netherlands used principally in connection with the Company's biopharmaceutical and vaccines businesses. Certain of these facilities have available capacity due to lower than expected demand for certain of the Company's products and improved production yields from other facilities. In January 1999, the Company announced its intention to discontinue manufacturing in the Amsterdam facility after 1999. The Amsterdam facility currently is being marketed for sale.

    The Company has research and development, manufacturing and administrative facilities in Siena, Italy and Marburg, Germany and manufacturing facilities in Rosia, Italy relating to its vaccine operations. The Siena and Rosia facilities are owned and the Marburg facility is leased.

    The Company leases research and development facilities in San Diego, California in connection with its gene therapy activities.

    The Company owns research and development, manufacturing and administrative facilities in Claremont, California. The facilities were used principally in connection with the Company's former ophthalmic products business, which was sold to Bausch & Lomb in December 1997. Bausch & Lomb occupies a significant portion of the facilities under a three-year lease which expires in December 2000. The Claremont campus currently is being marketed for sale.

    The Company leases a number of other facilities in North America, Europe, Asia and Australia, primarily for sales and service offices.

    The Company believes that its facilities are in good operating condition and are adequate for its current needs. The Company continually evaluates future requirements for its facilities.

ITEM 3. LEGAL PROCEEDINGS

CONNAUGHT LABORATORIES, LIMITED

    Chiron is involved in litigation in Italy, Germany and The Netherlands with Connaught Laboratories, Limited ("Connaught") relating to TriAcelluvax-TM-, the Company's diphtheria/ tetanus/acellular pertussis vaccine.

    Chiron manufactures and sells TriAcelluvax-TM- in Italy. Connaught alleges that TriAcelluvax-TM- infringes the Italian counterpart of its European Patent 0 527 753 (the "'753 patent"). The '753 patent contains claims which relate to the pertactin protein of BORDETELLA PERTUSSIS. In June 1997, Chiron S.p.A. filed an action against Connaught in the Tribunale di Milano, Italy, challenging the validity of the Italian counterpart of the '753 patent. Connaught subsequently filed a claim for infringement in the Milan court and sought injunctive relief, which was denied. The Milan court has appointed a technical expert and briefing is ongoing.

    The Company does not sell TriAcelluvax-TM- in Germany. However, in July 1997, Connaught filed suit against Chiron Behring and Chiron S.p.A. in the Landgericht Dusseldorf, Germany, asserting imminent infringement of its European Patent 0 322 115 (the "'115 patent"). The '115 patent contains claims which relate to pertussis toxin mutants. The '115 patent was opposed by Chiron in the European Patent Office. In November 1998 the EPO Opposition Division upheld the '115 patent in an amended form. In the German action, Connaught seeks damages and an order enjoining Chiron S.p.A. from manufacturing and selling TriAcelluvax-TM- in both Germany and Italy. A hearing on this matter took place in August 1998 but a ruling has not yet issued. A decision is expected in the first half of 1999.

    In December 1997, Chiron filed an action in the District Court of The Hague, The Netherlands, against Connaught to revoke the Dutch counterpart of the '115 patent on grounds of invalidity. Connaught filed a motion to stay proceedings which was denied in November 1998.

    It is not known when nor on what bases these matters will be resolved.

F. HOFFMANN LA-ROCHE A.G.

    Chiron is involved in certain litigation in the United States, The Netherlands, Japan, Germany, and other countries with F. Hoffmann-LaRoche AG and several of its affiliated companies concerning infringement and/or validity of certain patents related to HCV technology.

    In January 1998, Chiron initiated an action against F. Hoffmann-LaRoche, Ltd., several of its affiliated companies (collectively, "Roche") and Daniel Bradley in the United States District Court for the Northern District of California. The Company asserts that Roche's manufacture and sale of Amplicor(R) HCV Test and Amplicor(R) HCV Monitor Test constitutes infringement of Chiron's U.S. Patent Nos. 5,712,088 (the "'088 patent") and 5,714,596 (the "'596 patent"). The action also asserts that Bradley breached a settlement agreement, that Roche wrongfully induced this breach, and that Bradley committed slander of title with respect to Chiron's HCV technology. The action seeks damages, injunctive relief, and a declaratory judgment that Chiron is the sole and exclusive owner of its HCV technology. Roche filed a counterclaim requesting a declaratory judgment of non-infringement and invalidity and also alleging infringement of U.S. Patent No. 5,580,718 (the "'718 patent"), owned by Hoffmann-

LaRoche, Inc., which allegedly relates to nucleic acid-based assays for the detection of HCV. The counterclaim of infringement seeks damages and injunctive relief. Chiron is defending on the basis of invalidity and non-infringement of the '718 patent, and seeks a declaration of invalidity of U.S. Patent No. 5,527,669 (the "'669 patent"), a related patent also owned by Hoffmann-LaRoche. Trial in this matter is expected to be scheduled in 2000.

    In April 1998, Chiron filed suit against Nippon Roche K.K. in the Tokyo District Court in Japan for infringement of Japanese patent number 2,656,995 (the "'995 patent"), relating to HCV nucleic acid technology. The suit seeks injunctive relief preventing the sale of Roche AG's Amplicor(R) HCV Test and Amplicor(R) HCV Monitor Test by Nippon Roche and damages. Roche has also challenged the validity of the '995 patent in the Japanese Patent Office.

    In February 1998, Chiron filed an action in The District Court of The Hague, The Netherlands against F. Hoffmann-LaRoche AG, several of its affiliated companies (collectively, "Roche AG"), and one of Roche AG's Dutch customers asserting Roche AG's infringement of the Company's European Patent 0 318 216 (the "'216 patent") relating to HCV nucleic acid technology. Chiron seeks a cross-border injunction with effect in a number of European countries, prohibiting the sale of Roche AG's Amplicor(R) HCV Test and Amplicor(R) HCV Monitor Test. Roche AG has asserted certain defenses and counterclaims in this matter. Following a trial in October 1998, with respect to certain of these issues, the Court declined to exercise jurisdiction outside The Netherlands and therefore dismissed certain defendants from the case. For procedural reasons, the Court limited its consideration to the Amplicor(R) HCV Monitor Test. Also, the Court requested expert advice from the Het International Jurisch Instituut regarding interpretation under U.S. law of certain contractual issues raised as an affirmative defense by Roche AG. Those issues relate to Roche AG's 1991 purchase of certain Cetus Corporation assets. In December 1998, the Company filed a parallel, new action before the Dutch Court concerning the Amplicor(R) HCV Test. In a separate proceeding, Roche AG and Chiron are appealing the European Patent Office's Opposition Division's decision upholding the '216 patent in amended form.

    In January 1997, Chiron, together with Ortho-Clinical Diagnostics, Inc. (formerly known as "Ortho Diagnostics Systems, Inc."), filed suit against F. Hoffmann-LaRoche AG ("Roche Germany") in the Regional Court, 4(th) Civil Division, Dusseldorf, Germany, for infringement of immunoassay technology under the '216 patent. The suit seeks damages and injunctive relief preventing further manufacture or sale of infringing HCV immunoassay kits by Roche Germany. Roche Germany has asserted certain claims and defenses in this matter. Trial was held in March 1999; a decision is forthcoming.

    Roche also filed suit against Chiron in Munich seeking a pan-European declaration of non-infringement of Chiron's European Patent number 0 181 10 relating to HIV probes technology. That suit has been dismissed by the Munich court. Chiron had filed a countersuit in Dusseldorf for infringement and the matter is expected to go forward during 1999.

    It is not known when nor on what bases any of these litigation matters will be concluded.

ORTHO-CLINICAL DIAGNOSTICS, INC.

    On February 17, 1998, Chiron filed a lawsuit against Ortho-Clinical Diagnostics, Inc. (formerly known as "Ortho Diagnostics Systems, Inc.") in the United States District Court for the Northern District of California. The suit concerns certain issues relating to the conduct of the parties' joint business and seeks to compel arbitration of those issues. Chiron's motion to compel arbitration was granted by the Court in December 1998 and the matter is expected to proceed, pending appointment of an arbitrator, during 1999. It is not known when nor on what basis this matter will be concluded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of Chiron's stockholders in the quarter ended January 3, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

NAME                                                AGE                       TITLE
--------------------------------------------------  --- --------------------------------------------------
Richard W. Barker, Ph.D...........................  50  Senior Vice President, Corporate Development
Rajen K. Dalal....................................  45  Vice President; President, Chiron Blood Testing
Renato P. Fuchs, Ph.D.............................  56  Senior Vice President, Manufacturing and Process
                                                        Development
William G. Green, Esq.............................  54  Senior Vice President, General Counsel and
                                                        Secretary
David T. Kingsbury, Ph.D..........................  58  Vice President, Chief Information Officer
Sean P. Lance.....................................  51  President and Chief Executive Officer
Philip K. Moody...................................  47  Vice President, Financial Operations
Edward E. Penhoet, Ph.D...........................  58  Vice Chairman
Heino von Prondzynski.............................  49  President, Chiron Vaccines
William J. Rutter, Ph.D...........................  70  Chairman
Linda W. Short....................................  53  Vice President, Human Resources
David V. Smith....................................  39  Vice President, Controller
James R. Sulat....................................  48  Vice President, Chief Financial Officer
Lewis T. Williams, M.D., Ph.D.....................  49  Chief Scientific Officer; President, Chiron
                                                        Technologies

    DR. BARKER joined the Company in May 1996, as Senior Vice President, and President of Chiron Diagnostics Corporation, a wholly-owned subsidiary of the Company ("Diagnostics"). He served as the President of Diagnostics until November 1998, when Diagnostics was sold to Bayer. From 1994 to 1996, he was General Manager of IBM Worldwide Healthcare Solutions. From 1980 to 1993, Dr. Barker served as a consultant with McKinsey & Company, leading the European Healthcare Practice also serving healthcare clients in North America and Asia, on issues of corporate strategy and alliances, organizational change and international marketing. He has a Ph.D. in biophysics. Dr. Barker joined the Board of Sunquest Information Systems in August 1996.

    MR. DALAL joined the Company in December 1991 as Vice President, Corporate Development. In 1998, he was appointed President of Chiron's Blood Testing Division. From 1983 until joining the Company, he was employed by the international consulting firm of McKinsey & Company, where he performed general management consulting in the firm's pharmaceuticals, medical devices and diagnostics industries practice.

    DR. FUCHS joined the Company in 1993 as Senior Vice President, Manufacturing and Development Operations, and is responsible for international operations of the Company's manufacturing, process development, materials management, quality control, validation and engineering activities. Such operations include development and manufacturing of therapeutic rDNA proteins, vaccines and antigens for diagnostics. Prior to joining Chiron, Dr. Fuchs worked for over twenty years in the pharmaceutical industry, and served as the Vice President of Process Development of Centocor from 1988 to 1993, where he was responsible for development of large-scale processes for production of antibodies in cell culture. Dr. Fuchs has a Ph.D. in biochemical engineering.

    MR. GREEN joined the Company as Vice President and General Counsel in October 1990, having served as Secretary or Assistant Secretary since the Company's inception in 1981. In February 1992, he became Senior Vice President, General Counsel and Secretary. From 1981 to 1990, he was a partner in the San Francisco law firm of Brobeck, Phleger & Harrison.

    DR. KINGSBURY joined the Company as Vice President and Chief Information Officer in January 1997. Prior to joining Chiron, he was on the faculty at The Johns Hopkins School of Medicine where he was the Director of the Division of Biomedical Information Sciences, the Genome Data Base, and the Welch Biomedical Library. Dr. Kingsbury joined Johns Hopkins University in 1993, and from 1995 until his resignation, also served as its Chief Information Officer.

    MR. LANCE joined the Company as President and Chief Executive Officer in May 1998. During the previous thirteen years, Mr. Lance held various executive positions with Glaxo Holdings plc, London, England. In October 1996 he was appointed Managing Director of Glaxo Wellcome plc and in January 1997 he was appointed Chief Operating Officer and Chief Executive Designate of Glaxo Wellcome plc. From 1993 to 1996, Mr. Lance was Executive Director of Glaxo Holdings, responsible for commercial operations in the Middle East, Africa, Europe and Latin America. Mr. Lance was also President of the International Federation of Pharmaceutical Manufacturers Associations from October 1996 to February 1998, an Executive Member of the International Committee of Pharmaceutical Research and Manufacturers of America, and a director of the British Pharma Group. He also served on the Steering Committee of Healthcare 2000.

    MR. MOODY joined the Company in February 1995, as Corporate Director, Financial Planning. He was appointed Vice President, Financial Operations, in December 1997, and served as the principal financial accounting officer of the Company from February 1998 to February 1999, until he was appointed Divisional Vice President, Finance and Operations. Prior to joining the Company, Mr. Moody was the Director of Corporate Planning of APL, Ltd., from May 1988 to February 1995.

    DR. PENHOET, a co-founder of Chiron and a Director since its inception in 1981, served as the Chief Executive Officer of the Company from 1981 to May 1998, and became Vice Chairman, effective May 1, 1998, upon the appointment of Sean P. Lance as President and CEO of the Company. He has been a faculty member at the Biochemistry Department at the University of California, Berkeley for 26 years, and currently serves as the Dean of the School of Public Health at the University of California at Berkeley. From March 1997 to January 1999, Dr. Penhoet served as the Chairman of California Healthcare Institute, a public policy research and advocacy organization located in La Jolla, California. He is a member of the Board of Directors of Onyx Pharmaceuticals, Inc.

    MR. VON PRONDZYNSKI joined the Company as Chief Executive Officer of Chiron Behring GmbH & Co in October 1996. He is also the Chief Executive Officer of Chiron S.p.A., the Italian vaccine subsidiary of the Company. Prior to joining the Company, Mr. von Prondzynski held various positions with Bayer AG from 1976 to 1996. From 1991 to 1996, he was the General Manager of Bayer Diagnostics GmbH in Munich, Germany, responsible for Germany and Eastern Europe; from 1988 to 1991, he was Head of Healthcare Business in Brazil (Scope Manufacturing, Marketing & Sales, Development); and from 1985 to 1988, he was the General Manager in Austria. Since October 1998, Mr. von Prondzynski has served as a member of the Regional Advisory Board of Commerzbank.

    DR. RUTTER, a co-founder of the Company, has served as its Chairman since the Company's inception in 1981. He was Director of the Hormone Research Institute at the University of California, San Francisco Medical Center ("UCSF"), from 1983 to May 1989, and has been on the faculty at UCSF since 1969, becoming a Professor Emeritus in 1991. Dr. Rutter was appointed to the board of Novartis AG in 1995, and having reached the statutory age of retirement, will step down at Novartis AG's annual shareholders meeting in April 1999. Since 1992, Dr. Rutter has served on the Board of Overseers, Harvard University. He has also served on the Board of Trustees, Carnegie Institution of Washington since 1995.

    MS. SHORT joined the Company in November 1997, as Vice President, Human Resources. Prior to that she was the Director of Human Resources of Industrial Indemnity from 1994 to 1997. From 1989 to 1994, Ms. Short held various managerial positions with the Bank of America, most recently in 1994, as Project Manager in charge of the merger of Continental Bank into Bank of America, and as Director of Human Resources for Wholesale Banking from 1993 to 1994, and Director of Human Resources of the Asia Division from 1989 to 1993.

    MR. SMITH joined the Company as Vice President, Controller in February 1999, and was designated the Company's principal financial accounting officer. Mr. Smith served as the Vice President, Finance and Chief Financial Officer of Anergen, Inc. from 1997 until he joined the Company. From 1988 to 1997, Mr. Smith held various financial management positions with Genentech, Inc., in both the United States and Europe, most recently as Director of Accounting.

    MR. SULAT joined the Company as Vice President, Chief Financial Officer in April 1998. He was the Chief Financial Officer of Stanford Health Services, the clinical healthcare delivery arm of the Stanford University Medical Center, from 1993 to October 1997. In November 1997, Stanford Health Services merged with the hospital facilities of the University of California, San Francisco, and Mr. Sulat served as the Treasurer of the merged entity, UCSF Stanford Health Care, until joining the Company. From 1990 to 1993, Mr. Sulat was the Chief Financial Officer and Vice President, Operations, of Esprit de Corp, a privately-owned apparel manufacturer. Mr. Sulat is also a director of Vans, Inc., a shoe manufacturer, and General Surgical Innovations, Inc., a medical device manufacturer.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The common stock of Chiron Corporation is traded in the NASDAQ National Market System under the symbol CHIR. As of December 31, 1998, there were 6,513 holders of record of Chiron common stock, 63 remaining holders of record of Cetus Corporation common stock and 6 remaining holders of Viagene Inc. common stock. The Company has declared no cash dividends since its inception and does not expect to pay any dividends in the foreseeable future. The quarterly high and low closing sales price of Chiron common stock for 1998 and 1997 are shown below.

                                                                          1998                  1997
                                                                   ------------------    ------------------
                                                                    HIGH        LOW       HIGH        LOW
                                                                   -------    -------    -------    -------
First Quarter..................................................... $22        $16 9/16   $21 1/4    $17 7/8
Second Quarter....................................................  22         15 11/16   21         17 1/2
Third Quarter.....................................................  21 1/16    13 3/4     24 5/16    19 7/8
Fourth Quarter....................................................  26 5/8     18 1/16    23         16 5/8

ITEM 6. SELECTED FINANCIAL DATA

    The Company has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future.

                                                       YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                 ------------  ------------  ------------  ------------  ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.................  $    736,673  $    574,599  $    537,149  $    393,566  $    345,211
Income (loss) from continuing
  operations...................        75,998        25,782        45,658      (469,802)       18,613
Basic income (loss) from
  continuing operations........          0.43          0.15          0.27         (2.89)         0.14
Diluted income (loss) from
  continuing operations........          0.42          0.14          0.26         (2.89)         0.14
Total assets...................     2,524,255     1,768,478     1,688,670     1,489,847     1,049,742
Long-term debt.................       338,158       397,217       419,589       413,248       338,061

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Chiron is a biotechnology company that participates in three global healthcare businesses: biopharmaceuticals, blood testing and vaccines. The Company is applying a broad and integrated scientific approach to the development of innovative products for preventing and treating cancer, infectious diseases, and cardiovascular diseases. This approach is supported by research strengths in recombinant proteins, genomics, small molecules, gene therapy and vaccines. Chiron Biopharmaceuticals consists of products and services related to therapeutics, with an emphasis on oncology, serious infectious diseases and cardiovascular diseases as well as the development and acquisition of technologies related to recombinant technology, gene therapy, small molecule therapeutics and genomics. Chiron's blood testing revenues primarily relate to Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc., which sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron Vaccines consists principally of adult and pediatric vaccines sold primarily in Germany, Italy, certain other international markets and in the U.S.

    On December 29, 1997, Chiron completed the sale of its ophthalmics business unit, Chiron Vision Corporation ("Chiron Vision"), to Bausch & Lomb Incorporated ("B&L") and on November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business to Bayer Corporation ("Bayer"). As a result of these transactions, the Company's Consolidated Statements of Operations reflect the after-tax results of Chiron Vision and Chiron Diagnostics, and the related gains on disposals thereof, as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

REVENUES

    BIOPHARMACEUTICAL PRODUCT SALES Product sales from Chiron Biopharmaceuticals were $201.9 million, $150.6 million and $135.7 million in 1998, 1997 and 1996, respectively. In 1998 and 1997, product sales consisted principally of Proleukin(R) (aldesleukin, interleukin-2), Betaseron(R) (interferon beta-1b) and PDGF (recombinant human platelet-derived growth factor -rhPDGF-BB). In 1996, biopharmaceutical product sales consisted primarily of Proleukin(R) and Betaseron(R).

    PROLEUKIN(R) Chiron sells Proleukin(R) directly in the U.S. and certain international markets. Sales of Proleukin(R) were $93.2 million, $70.5 million and $60.9 million in 1998, 1997 and 1996, respectively. The overall increase in sales from year-to-year is primarily due to (i) continued volume growth in existing indications; (ii) higher prices; and (iii) in 1998, the geographic expansion into other countries and the expanded use of Proleukin(R) for the new indication of metastatic melanoma. The Company continues to pursue additional indications related to human immunodeficiency virus ("HIV"), acute myelogenous leukemia and HIV related non-Hodgkin's lymphoma. The Company also anticipates further geographic expansion of Proleukin(R) into additional countries.

    BETASERON(R) Chiron manufactures Betaseron(R) for Berlex Laboratories, Inc. ("Berlex") and its parent company Schering AG of Germany. Chiron earns a partial payment for Betaseron(R) upon shipment to Berlex and Schering AG (the "initial revenues") and a subsequent secondary payment upon sales by Berlex and Schering AG (the "secondary revenues"). Accordingly, Chiron's revenues from Betaseron(R) tend to fluctuate based upon the inventory management practices of Berlex and Schering AG. In addition, in July 1997, the terms of payment changed whereby the initial payment received upon shipment decreased and the secondary payment due upon sales to patients increased equivalently. Although total revenues did not change, the revised payment terms resulted in a timing difference whereby Chiron recognized a decrease in initial revenues in 1997 and an increase in secondary revenues in 1998.

    In 1998, 1997 and 1996, revenues from Betaseron(R) were $63.4 million, $54.8 million and $67.2 million, respectively. In 1998, Chiron's shipments of Betaseron(R) to Berlex and Schering AG increased significantly over shipments in 1997. The actual number of vials sold by Berlex and Schering AG to patients in 1998 remained relatively constant with the number of vials sold in 1997. As a result, the increase in revenues in 1998 as compared with 1997 is primarily due to replenishing inventories at Berlex and Schering AG and to the change in payment terms discussed above. In October 1998, the contractual rate upon which Chiron recognizes revenues decreased by 2.5% of Berlex's sales. The impact of this decrease did not impact revenues until December 1998 when Chiron began recognizing the subsequent secondary revenues. In 1997, the decrease in revenues as compared with 1996 is primarily due to the change in payment terms discussed above and the introduction of a competing product in the second quarter of 1996.

    PDGF Chiron manufactures PDGF for Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company. PDGF is the active ingredient in Regranex(R) (becaplermin) Gel, a treatment for diabetic foot ulcers. Regranex(R) Gel was approved by the Food and Drug Administration ("FDA") in December 1997 and was launched commercially in early 1998. Sales of PDGF were $36.4 million and $18.3 million, in 1998 and 1997, respectively. As Chiron's shipments of PDGF remained fairly constant in 1998 and 1997, the increase in revenues between 1998 and 1997 is primarily due to retroactive price increases recognized in 1998 for shipments made in 1997. The Company does not expect future price adjustments, if any, to be commensurate with those in 1998.

    As PDGF is the first product of its kind, the Company believes it will take time for the market to fully develop. In addition, Chiron's sales of PDGF will tend to fluctuate based upon the inventory management practices of J&J. Regranex(R) Gel was recently approved for use in the treatment of diabetic foot ulcers in Canada and the Company expects European approval for the same indication during the first half of 1999. However, even with these approvals, Chiron's sales to date have largely filled J&J's inventory requirements, and as a result, no sales of PDGF to J&J are expected during the first three quarters of 1999.

    VACCINE PRODUCT SALES Chiron sells pediatric and adult vaccines in Germany, Italy, other international markets and in the U.S. Certain of the Company's vaccine products, particularly its flu vaccine, are seasonal and have higher sales in the third and fourth quarters of the year. In 1998, 1997 and 1996, vaccine product sales were $176.8 million, $82.0 million and $91.9 million, respectively. The increase in sales in 1998 as compared with 1997 is primarily due to Chiron's acquisition of the remaining 51% interest in, and consolidation of, Chiron Behring GmbH & Co ("Chiron Behring") in the second quarter of 1998 (see CHIRON BEHRING below). In 1997, the decrease in product sales as compared with 1996 reflects the supply constraints related to Polioral-TM-, the Company's pediatric oral polio vaccine, which were resolved during 1998. The Company expects the competitive pressures related to many of its vaccine products to continue into the foreseeable future, as a result of the introduction of competing products into the market, including new combination vaccines.

    EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT BUSINESSES In 1998, 1997 and 1996, Chiron recognized equity in earnings of unconsolidated joint businesses of $74.0 million, $106.4 million and $102.1 million, respectively. In each of these years, equity in earnings of unconsolidated joint businesses consisted substantially of revenues generated by Chiron's joint businesses with

Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company ("Chiron-Ortho joint business") and Hoechst AG ("Chiron Behring").

    CHIRON-ORTHO JOINT BUSINESS In 1998, 1997 and 1996, Chiron's 50% share of the pretax operating earnings of the Chiron-Ortho joint business was $73.5 million, $92.9 million and $95.8 million, respectively. At the end of each year, the joint business records an annual inventory adjustment. As Chiron recognizes revenues from the joint business on a lag basis, this adjustment is typically made during the first quarter of each year. In 1998, the annual inventory adjustment for 1997 resulted in a $4.1 million charge as compared with $0.8 million of income in 1997 and $3.8 million of income in 1996. Other items contributing to the decrease in earnings in 1998 as compared with 1997 were (i) lower foreign profits of the joint business due to the adverse impact of changes in foreign currency exchange rates between years and higher manufacturing costs;
(ii) certain one-time contract termination fees; and (iii) certain joint business asset write-offs related to the implementation of certain processes to comply with stricter FDA guidelines mandated throughout the industry.

    CHIRON BEHRING On July 1, 1996, Chiron acquired a 49% interest in Chiron Behring. On March 31, 1998, Chiron acquired the remaining 51% interest in Chiron Behring (refer to Note 5 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). From July 1, 1996 through the first quarter of 1998, equity in earnings of unconsolidated joint businesses included Chiron's 49% share of the after-tax operating results of Chiron Behring. Chiron's share of earnings of the joint venture, including amortization of intangibles, was $2.4 million for the three months ended March 31, 1998, $13.8 million for the year ended December 31, 1997 and $4.2 million for the six months ended December 31, 1996. Beginning March 31, 1998, Chiron Behring's results were consolidated with those of the Company.

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received for research services as they are performed and fees received upon attainment of specified milestones. Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of the Company's collaborative agreement revenue, results in any one year are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current collaborative agreement revenues will not decline. Significant fluctuations in collaborative agreement revenues from year-to-year are discussed below.

    NOVARTIS AG Chiron and Novartis AG ("Novartis") entered into an agreement under which Novartis agreed to provide research funding for certain projects. The funded projects currently consist of adult and pediatric vaccines, Insulin-Like Growth Factor-I, Factor VIII and Herpes Simplex Virus-thymidine kinase ("HSV-tk"). Novartis has agreed to fund, at Chiron's request and subject to certain annual and aggregate limits, up to 100% of the development costs of these projects incurred between January 1, 1995 and December 31, 1999. Under this agreement, in 1998, 1997 and 1996, Chiron recognized collaborative agreement revenues of $54.4 million, $53.3 million and $72.0 million, respectively.

    Under the terms of a November 1995 agreement with Novartis, Chiron granted Novartis a license to utilize Chiron's combinatorial chemistry techniques. In exchange for this license,

Novartis agreed to pay Chiron $26.0 million over a five-year period, subject to certain adjustments. In addition, this agreement provides for research funding by Novartis, and certain upfront, milestone and royalty payments, as well as product commercialization rights for both parties. In connection with this agreement, Chiron recognized collaborative agreement revenues of $6.0 million, $10.2 million and $9.4 million, in 1998, 1997 and 1996, respectively.

    In November 1996, Chiron and Novartis entered into a consent order with the Federal Trade Commission pursuant to which Chiron agreed to grant a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents related to the HSV-tk gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which, Novartis agreed to pay Chiron up to $60.0 million over five years. In connection with this agreement, Chiron recognized collaborative agreement revenues of $15.0 million in both 1998 and 1997.

    JAPAN TOBACCO In 1996, Japan Tobacco licensed Chiron's combinatorial chemistry technologies for use in its research and development programs. The agreement, which was terminated in 1998, included certain funding for Chiron's effort in transferring the technology. Revenues recognized under this agreement were $1.0 million, $7.8 million and $7.7 million in 1998, 1997 and 1996, respectively.

    GREEN CROSS OF JAPAN In 1995, Green Cross of Japan agreed to reimburse Chiron for certain HIV research, product development and clinical trials. In 1998, the clinical trials related to this collaboration were discontinued. In 1998, 1997 and 1996, Chiron recognized revenues related to this agreement of $1.2 million, $5.4 million and $9.2 million, respectively.

    ROYALTY AND LICENSE FEE REVENUES The Company receives royalties and license fees for products or technologies that are marketed, distributed or used by third parties. In 1998, 1997 and 1996, Chiron recognized royalty and license fee revenues of $125.3 million, $50.4 million and $36.6 million, respectively. Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one year are not necessarily indicative of results to be achieved in the future. In addition, the Company's ability to generate additional royalty and license fee revenues may depend, in part, on its ability to market and capitalize on its technologies. There can be no assurance that the Company will be able to do so or that future royalty and license fee revenues will not decline. Significant fluctuations in royalty and license fee revenue from year-to-year are discussed below.

    ROCHE PCR AGREEMENT In accordance with a July 1991 agreement with F. Hoffman-LaRoche Ltd. and its affiliates ("Roche"), the Company receives royalties on sales of polymerase chain reaction ("PCR") products sold by Roche. In 1998, Chiron recognized $15.2 million of royalty and license fee revenues related to this agreement. Based on the terms of the agreement, Chiron does not earn royalties on PCR products until Roche's annual net sales of PCR products and services exceed $200.0 million (the "threshold amount"). As the threshold amount resets at the beginning of each year, Roche's annual net sales must exceed $200.0 million before Chiron will earn any royalties. As a result, the Company does not expect to recognize royalties under this agreement until the last half of each year. This agreement expires upon the earlier of December 31, 2000 or Chiron's recognition of an aggregate net present value of $30.0 million as of the date of the agreement (discounted at 14.0%).

    BAYER CROSS-LICENSE AGREEMENT In connection with the sale of Chiron Diagnostics to Bayer, Chiron granted to Chiron Diagnostics rights under certain Chiron patents, including patents relating to HIV and hepatitis C virus. In exchange for these rights, Chiron Diagnostics paid to Chiron a license fee of $100.0 million which is refundable in decreasing amounts over a period of three years. In 1998, Chiron recognized revenues of $13.3 million which represents the portion of the $100.0 million payment which became non-refundable during 1998. The Company anticipates recognizing the remaining revenue over a period of three years as follows: $39.2 million in 1999, $29.2 million in 2000, and $18.3 million in 2001.

    LICENSE FEE REVENUES In January 1998, Chiron recognized $5.0 million of revenues from a license fee related to an exclusive collaboration to research, develop, manufacture and commercialize therapeutic and prophylactic products for the treatment of hepatitis C in humans. In August 1998, Chiron recognized a $24.0 million license fee under an agreement related to certain technologies used in human vaccine products, including hepatitis B vaccine. Chiron will receive future royalties related to this agreement and recognized $3.7 million of such royalties in 1998.

    OTHER In 1998, Chiron recognized $9.4 million of royalty and license fee revenues due to the acquisition and consolidation of Chiron Behring in the second quarter of 1998. In addition, royalties earned on Schering AG's European sales of Betaferon(R) (interferon beta-1b) increased $4.5 million in 1998 as compared with royalties earned in 1997 due to continued market expansion. The increase in royalty and license fee revenues in 1997 as compared with 1996 is primarily due to (i) an increase of $10.5 million related to royalties earned on Schering AG's European sales of Betaferon(R), which sales began in the second quarter of 1996; and (ii) an increase of $5.7 million from royalties received from Merck & Co., Inc. for sales of hepatitis B recombinant vaccines.

    OTHER REVENUES In 1998, 1997 and 1996, Chiron recognized other revenues of $48.3 million, $50.1 million and $33.9 million, respectively. The Company's other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that other revenues will not decline. Significant fluctuations in other revenues from year-to-year are discussed below.

    COMMISSION REVENUES In 1998, other revenues included $18.0 million of commission revenues generated by Chiron Behring, whose operations were consolidated with those of the Company beginning in the second quarter of 1998. These revenues consist of commissions received on sales made by Chiron Behring of Pasteur Merieux Merck's hepatitis B product and of Centeon Pharma GmbH's immunoglobulines products.

    INFORMATICS TECHNOLOGY In connection with the sale of Chiron Diagnostics to Bayer, Chiron recognized net revenues of $12.5 million in exchange for granting Bayer a license to use, reproduce and sell certain technology developed by Chiron's informatics business. The Company does not anticipate future revenues from this technology, if any, to be commensurate with that achieved in 1998.

    AREDIA(R) (PAMIDRONATE DISODIUM FOR INJECTION) From 1994 through April 1998, Chiron promoted Aredia(R) on behalf of Novartis. In April 1998, this arrangement was terminated. In connection with this arrangement, Chiron recognized other revenues of $9.8 million, $43.6 million and $30.2 million in 1998, 1997 and 1996, respectively.

COSTS AND EXPENSES

    GROSS PROFIT Gross profit as a percentage of net product sales was 55.4%, 55.1% and 51.8%, in 1998, 1997 and 1996, respectively. Although 1998 gross profit as a percentage of net product sales remained relatively constant with that in 1997, the Company's 1998 gross profit percentage was impacted by (i) a reduction in cost of sales of $6.0 million due to a change in estimated property tax accruals created in prior periods; and (ii) an unfavorable mix of vaccine products which, beginning in the second quarter of 1998, includes low margin products manufactured and sold by Chiron Behring. In 1997, improvements in gross profit as compared with 1996 primarily related to the mix of products sold, which reflects the Company's first sales of PDGF. The increase in gross profit percentage was partially offset, however, by charges recorded in 1996 related to inventory reserves and temporarily idled manufacturing facilities in Italy. The Company's gross profit percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

    RESEARCH AND DEVELOPMENT In 1998, 1997 and 1996, Chiron recognized research and development expenses of $294.2 million, $259.4 million and $248.8 million, respectively. The Company's research and development expenses may fluctuate from year-to-year depending upon the level of clinical trial-related activities. In 1998, the increase in research and development spending as compared with 1997 was primarily related to several of the Company's projects entering into later stage clinical development. In addition, included in research and development expense in 1998 was $14.1 million of expense generated by Chiron Behring, which was acquired and consolidated during the second quarter of 1998. These increases were partially offset by decreased spending related to Myotrophin(R) (rhIGF-I or mecasermin [recombinant DNA origin]) due to the uncertainty surrounding the FDA's approval of this product (refer to Item 1. Business).

    In 1997, the Company incurred an aggregate increase of $10.6 million in research and development expenses, as compared with 1996, related to collaborative agreements regarding Myotrophin(R) and certain genetic targets for the treatment of cancer. In addition, in 1997, the Company incurred increased spending related to genomics and gene therapies research as compared with 1996. These increases in research and development expenses in 1997 were partially offset by decreased spending related to Tissue Factor Pathway Inhibitor (TFPI) which was in a phase 1 clinical trial in 1996.

    OTHER OPERATING EXPENSES In 1998, 1997 and 1996, Chiron recognized selling, general and administrative ("SG&A") expenses of $140.4 million, $106.9 million and $103.5 million, respectively. The increase in SG&A expenses in 1998 as compared with 1997 is primarily due to the acquisition and consolidation of Chiron Behring, which contributed $34.3 million to SG&A expenses in 1998.

    As circumstances dictate, the Company reviews the carrying amount of its manufacturing facilities by comparing the facilities' projected undiscounted net cash flows against their respective carrying values. In 1997, the Company recognized a $31.3 million impairment loss to record the Puerto Rico facility and related machinery and equipment assets at their individual estimated fair market values, determined on the basis of independent appraisals. There can be no assurances that future impairment losses will not be incurred as the Company continues to assess its operational efficiencies.

    During 1998, Chiron incurred net restructuring and reorganization charges of $26.8 million related to (i) the integration of the Company's worldwide vaccines operations; (ii) the closure of the Puerto Rico and St. Louis, Missouri facilities; and (iii) the Company's ongoing rationalization of its U.S. business operations. The restructuring and reorganization charges consisted of $23.3 million of employee-related costs to eliminate 400 positions in sales, marketing and other administrative, manufacturing and research and development functions and $7.1 million of facility-related costs. These charges were partially offset by a benefit of $3.7 million due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility. The Company anticipates that it will record additional restructuring and reorganization liabilities in future periods as it continues to create a simpler, more efficient operating structure for the organization. The liabilities related to the restructuring and reorganization expenses are expected to be substantially settled within one year of accruing the related charges.

    NON-OPERATING INCOME AND EXPENSE

    In August 1998, Chiron completed the sale of its manufacturing facility in St. Louis, Missouri, resulting in a gain on sale of assets of $1.5 million. In addition, in June 1998, the Company sold its fill and finishing facility in Puerto Rico, resulting in a gain of $6.2 million.

    In 1998, 1997 and 1996, Chiron recognized interest expense of $24.7 million, $31.6 million and $29.5 million, respectively. The decrease in interest expense in 1998 as compared with 1997 is primarily due to the repayment of $100.0 million on the Company's lines of credit in January 1998. The borrowings were outstanding under the Company's U.S. credit facilities and were repaid with a portion of the proceeds received from the sale of Chiron Vision.

    Other income, net, consists primarily of investment income on the Company's cash and investment balances and other non-operating gains and losses. In 1998, 1997 and 1996, Chiron recognized interest income of $29.6 million, $12.0 million and $5.9 million, respectively. The increase in interest income in 1998 as compared with 1997 is primarily due to higher average cash and investment balances attributable to the net cash proceeds received from the sale of Chiron Vision in the first quarter of 1998 and Chiron Diagnostics in the fourth quarter of 1998.

    In connection with its research and development collaborations, the Company may invest in equity securities of its collaborative partners. The price of these securities is subject to significant volatility. In 1998, 1997 and 1996, Chiron recognized a loss attributable to the other-than-temporary impairment of certain of these equity securities of $8.4 million, $1.2 million and $1.5 million, respectively.

    In 1998 and 1997, Chiron recognized gains of $4.5 million and $5.5 million related to the sale of certain equity securities. No significant gains related to equity securities were recognized in 1996.

    On December 31, 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. ("GIV"), a distribution business, to Henry Schein, Inc. and received payment in full of certain advances made by the Company to GIV, for a total of $31.7 million in cash. The sale resulted in a net gain of $1.8 million. In 1996, Chiron sold its 50% interest in a generic cancer chemotherapeutics business to Ben Venue Laboratories, Inc. for $14.0 million in cash, resulting in a gain of $12.2 million.

    In 1998, the annual tax provision was 25.8% of pretax income from continuing operations, excluding restructuring and reorganization charges, a financial reporting gain on sale of the Puerto Rico facility, and $6.0 million of financial reporting income recognized in 1998 due to a change in estimated property tax accruals. The reported effective tax rate for 1998 was 20.0% of pretax income from continuing operations, including the impact of certain prepaid income subject to tax in the current year ($31.5 million), the tax effect of the reversal of certain accruals and the tax loss on the sale of the Puerto Rico facility ($6.0 million) and the recognition of additional domestic deferred tax benefits ($39.7 million). The Company has utilized substantially all of its net operating loss and tax credit carryforwards for federal income tax purposes as a result of the sales of Chiron Vision and Chiron Diagnostics. The actual 1997 annual effective tax rate was 20.2%, exclusive of the impact of the impairment loss which did not create a corresponding income tax benefit. The increase in the effective tax rate of 5.6% in 1998 as compared with 1997, as adjusted above, is primarily due to the tax effect of certain prepaid income, partially offset by a higher proportion of non-U.S. income subject to tax at lower rates and additional recognition of deferred tax assets. In 1996, the provision for income taxes consisted primarily of foreign taxes related to the Company's vaccines operations and U.S. alternative minimum taxes.

NEW ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is currently evaluating the effect that implementation of SFAS 133 will have on its results of operations and financial position and anticipates that it will implement SFAS 133 during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings, issuance of common stock and off-balance sheet financing. Chiron's cash and investments in marketable debt securities, which totaled $1.6 billion at December 31, 1998, are invested in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt securities. By policy, the amount of credit exposure to any one institution is limited, however, these investments are generally not collateralized and primarily mature within three years.

    SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $513.3 million and $98.5 million at December 31, 1998 and 1997, respectively. In 1998, net cash provided by operating activities was $231.7 million as compared with $149.5 million in 1997. The increase in cash provided by operating activities was largely due to increased profitability in 1998 as compared with 1997.

    In 1998, net cash provided by investing activities consisted of proceeds of $1.3 billion from the sale of Chiron Vision and Chiron Diagnostics, $282.7 million from the sale and maturity of investments in marketable debt securities and an aggregate $62.7 million from the sale of assets, equity securities and interest in an affiliated company. These inflows of cash were partially offset by the purchase of Chiron Behring of $54.8 million (net of cash acquired), capital expenditures of $126.3 million and purchases of investments in marketable debt securities of $1.2 billion. In 1997, the Company sold its interest in its worldwide Quality Controls business for $29.9 million and had proceeds of $120.3 million from the sale and maturity of investments in marketable debt securities. These inflows of cash were offset by purchases of investments in marketable debt securities of $219.5 million and capital expenditures of $77.5 million.

    In 1998, net cash used in financing activities primarily consisted of the repayment of $137.5 million of short-term borrowings offset, in part, by $66.6 million from the issuance of common stock. In 1997, net cash provided by financing activities consisted of $61.5 million from the issuance of common stock and $20.6 million from the issuance of short-term debt, offset, in part, by the repayment of $32.3 million on the Company's notes payable and capital leases.

    The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

    BORROWING ARRANGEMENTS Under a revolving, committed, unsecured credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis and provides various borrowing rate options, as defined in the agreement. This credit facility matures in February 2003. There were no borrowings outstanding under this credit facility at December 31, 1998. The Company had an additional credit agreement which expired unused in March 1999. Chiron also has credit facilities outside the U.S. which allow for total borrowings of $64.2 million. Under these credit facilities, $17.6 million of borrowings were outstanding at December 31, 1998.

    LEASES Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2037. Future minimum lease payments are estimated to be approximately $115.7 million in the aggregate, excluding a residual value guarantee of $172.6 million due upon termination of an operating lease in 2003. As of December 31, 1998, Novartis had guaranteed $152.9 million of the Company's operating lease commitments (refer to Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

    OTHER COMMITMENTS Effective July 1, 1998, Chiron and International Business Machines Corporation ("IBM") entered into a ten-year information technology services agreement under which IBM will provide Chiron with a full range of information services. Chiron can terminate this agreement beginning July 1, 1999, subject to certain termination charges. If Chiron does not terminate this agreement prior to its expiration, payments to IBM are expected to be approximately $138.8 million in the aggregate. Through July 1, 1999, Chiron's payments to IBM will total $19.3 million. Payments to IBM are subject to adjustment depending upon the level of services and infrastructure equipment provided by IBM.

    In future periods, the Company expects to incur substantial capital spending. At December 31, 1998, the Company had various firm purchase commitments totaling approximately $3.4 million. Contingent liabilities, both individually and in the aggregate, were insignificant at December 31, 1998.

    MARKET RISK MANAGEMENT The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. These activities are discussed in further detail in Item 7A., "Quantitative and Qualitative Disclosures About Market Risk."

    YEAR 2000 Chiron is dependent on a number of computer systems and applications to conduct its business. In the past, many computer programs were written using two digits rather than four to identify the relevant year. These programs may not be able to distinguish between 21(st) and 20(th) century dates (for example, "00" may be read as the year 1900 when the year 2000 is intended). This could result in significant system failures or miscalculations. Accordingly, the Company has developed a comprehensive risk-based plan designed to make its computer hardware and communication systems, software applications, and facilities and other non-information technology-related functions Year 2000 compliant. The plan covers three phases including (i) planning, (ii) assessment, and (iii) implementation. The Company has completed the planning and assessment phases, and expects to complete the implementation phase by mid-1999. With regard to the Company's computer hardware and communication systems, Chiron is in the process of implementing a technology refresh program which was developed in conjunction with IBM to update and standardize the Company's computer hardware and communication systems. As a result of this program, the Company expects its computer hardware and communication systems to be Year 2000 compliant by mid-1999. With regard to the Company's software applications, the Company has identified critical and non-critical software applications and is in the process of updating and/or developing software applications or certifying, in a test environment, that the software applications are Year 2000 compliant. A major component of remediating non-compliant software applications is the design and implementation of an integrated information system. The Company anticipates that implementation of this integrated information system will be completed by mid-1999. With regard to the Company's facilities and other non-information technology-related functions, including research, manufacturing, and inventory management practices, the Company has performed an assessment and has begun remediation which is intended to make its facilities and other non-information technology-related functions Year 2000 compliant by mid-1999.

    The Company is currently utilizing both internal and external resources to prepare for the year 2000. The Company believes that it should be able to substantially complete the implementation of critical internal aspects of its Year 2000 plan prior to the commencement of the year 2000. However, even with substantial completion of internal remediation plans, the Company's customers, suppliers and distributors also present risk of their own Year 2000 compliance over which the Company has no control. The Company has initiated communications with its critical suppliers and other external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company is assessing and attempting to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant, cannot be reasonably estimated.

    The Company is also implementing contingency plans to address any Year 2000 issues that do arise. As part of the Company's contingency plans, the Company is implementing specific plans for each critical system to ensure that the necessary precautions are taken to prevent and/or address an unexpected system failure. Many of these contingency plans are already in place as they are based on existing plans that are required for the safe and proper operation of the Company's business, including its research and manufacturing facilities.

    The SEC has requested that companies disclose the most likely worst case scenario that could occur as a result of the Year 2000. The Company believes that its most likely worst case scenario would be delays in product shipments due to a complete or partial manufacturing shutdown and/or the delayed implementation of the Company's integrated information system. To address the manufacturing shutdown scenario, the Company plans, among other things, to increase its inventory and re-prioritize staff assignments, as needed, and does not believe that such a scenario is likely to occur. With regard to the delayed implementation of the Company's integrated information system, the Company has established a contingency plan to remediate its non-compliant business systems if scheduled milestones are not met. To date, all significant milestones have been met, and as a result, the Company has not implemented its contingency plan. Although the Company is maintaining its ability to implement this contingency plan, based on the Company's progress to date, and in consideration of the amount of resources allocated to this project, the Company believes that implementation of its integrated information system will occur substantially as scheduled.

    The Company may incur significant costs in identifying and resolving Year 2000 issues, including internal staffing costs as well as consulting and other expenses. In addition, in certain instances, the appropriate course of action includes replacing or upgrading systems or equipment at a substantial cost to the Company. Failure of the Company to successfully complete its implementation of an integrated information system, which is a key element in the Company's Year 2000 remediation program, may have a material adverse impact on the Company's operations. The Company currently estimates that the costs associated with preparing for the year 2000 will approximate $7.5 million. The costs associated with the technology refresh program and the integrated information system are not included in the above estimates as Year 2000 compliance is incidental to the operational benefits expected to be derived from these programs. Costs incurred through December 31, 1998 have been funded through operations and approximate $1.0 million. The Company anticipates that most of its Year 2000 costs will be incurred during the first half of 1999. These costs are anticipated to be funded with cash on hand and cash generated through operations.

    EURO CONVERSION On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is currently traded on currency exchanges and can be used in business transactions. The Company's financial systems are Euro ready as of December 31, 1998. However, the Company is still in the process of evaluating the effect, if any, of the Euro on the Company's product pricing and gross profit percentages.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    As a biotechnology company, Chiron is engaged in a rapidly evolving and often unpredictable business. The forward-looking statements contained in this Report and in other periodic reports, press releases and other statements issued by the Company from time to time reflect management's current beliefs and expectations concerning objectives, plans, strategies, future performance and other future events. The following discussion highlights some of the factors, many of which are beyond the Company's control, that could cause actual results to differ.

    PROMISING TECHNOLOGIES ULTIMATELY MAY NOT PROVE SUCCESSFUL

    The Company focuses its research and development activities on areas in which it has particular strengths, and on technologies which appear promising. These technologies are on the "cutting edge" of modern science. As a result, the outcome of any research or development program is highly uncertain. Only a very small fraction of such programs ultimately result in commercial products or even product candidates. Product candidates which initially appear promising often fail to yield successful products. In many cases, preclinical or clinical studies will show that a product candidate is not efficacious (that is, it does not have the intended therapeutic effect), or that it raises safety concerns or has other side effects which outweigh the intended benefit. Success in preclinical or early clinical trials (which generally focus on safety issues) may not translate into success in large scale clinical trials (which are designed to show efficacy), often for reasons that are not fully understood. And even after a product is approved and launched, general usage or post-marketing studies may identify safety or other previously unknown problems with the product which may result in regulatory approvals being suspended, limited to narrow indications or revoked or which otherwise prevent successful commercialization.

    REGULATORY APPROVALS

    The Company is required to obtain and maintain regulatory approval in order to market most of its products. Generally, these approvals are on a product-by-product and country-by-country basis and, in the case of therapeutic products, a separate approval is required for each therapeutic indication. See
Item 1, "Business--Government Regulation". Product candidates which appear promising based on early, and even large scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations which may delay, limit or prevent approval or result in the need for post-marketing studies.

    MANUFACTURING

    Most of the Company's products are biologics. Manufacturing biologic products is complex. Unlike chemical pharmaceuticals, a biologic product generally cannot be sufficiently characterized (in terms of its physical and chemical properties) to rely on assaying of the finished product alone to ensure that the product will perform in the intended manner. Accordingly, it is essential to be able to both validate and control the manufacturing process: that is, to show that the process works, and that the product is made strictly and consistently in compliance with that process. Slight deviations in the manufacturing process may result in unacceptable changes in the products which may result in lot failures. Manufacturing processes which are used to produce the (smaller) quantities of material needed for research and development purposes may not be successfully scaled up to allow production of commercial quantities at reasonable cost or at all. All of these difficulties are compounded when dealing with novel biologic products which require novel manufacturing processes. Accordingly, manufacturing is subject to extensive government regulation. Even minor changes in the manufacturing process require regulatory approval which, in turn, may require further clinical studies.

    PATENTS HELD BY THIRD PARTIES MAY DELAY OR PREVENT COMMERCIALIZATION

    Third parties, including competitors, have patents and patent applications in the United States and other significant markets that may be useful or necessary for the manufacture, use or sale of certain of the Company's products and products in development. It is likely that third parties will obtain other such patents in the future. Certain of these patents may be sufficiently broad to prevent or delay Chiron from manufacturing or marketing products important to the Company's current and future business. The scope, validity and enforceability of such patents, if granted, the extent to which Chiron may wish or need to obtain licenses to such patents, and the cost and availability of such licenses cannot be accurately predicted. If Chiron does not obtain such licenses, products may be withdrawn from the market or delays could be encountered in market introduction while an attempt is made to design around such patents. Alternatively, Chiron could find that the development, manufacture or sale of such products is foreclosed. Chiron could also incur substantial costs in challenging the validity and scope of such patents.

    PRODUCT ACCEPTANCE

    The Company may experience difficulties in launching new products, many of which are novel products based on technologies which are unfamiliar to the healthcare community. There can be no assurance that such products will be accepted by healthcare providers and patients. In addition, government agencies as well as private organizations involved in healthcare from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential, and may adversely affect the usage of the Company's products directly (for example, by recommending a decreased dosage of the Company's product in conjunction with a concomitant therapy) or indirectly (for example, by recommending a competitive product over the Company's product).

    COMPETITION

    Chiron operates in a highly competitive environment, and the competition is expected to increase. Competitors include large pharmaceutical, chemical and blood testing companies, as well as biotechnology companies. Some of these competitors, particularly large pharmaceutical and blood testing companies, have greater resources than the Company. Accordingly, even if the Company is successful in launching a product, it may find that a competitive product dominates the market for any number of reasons, including the possibility that the competitor may have launched its product first; the competitor may have greater marketing capabilities; or the competitive product may have therapeutic or other advantages. The technologies applied by the Company and its competitors are rapidly evolving, and new developments frequently result in price competition and product obsolescence.

    CHIRON'S PATENTS MAY NOT PREVENT COMPETITION OR GENERATE REVENUES

    Chiron seeks to obtain patents on its inventions. Without the protection of patents, competitors may be able to use the Company's inventions to manufacture and market competing products without being required to undertake the lengthy and expensive development efforts made by Chiron and without having to pay royalties or otherwise compensate Chiron for the use of the invention.

    There can be no assurance that patents and patent applications owned or licensed to Chiron will provide substantial protection. Important legal questions remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets. It is not known how many of the Company's pending patent applications will be granted, nor the effective coverage of those that are granted. In the United States and other important markets, the issuance of a patent is not conclusive as to its validity or the enforceable scope of its claims. The Company has engaged in significant litigation to determine the scope and validity of certain of its patents, and expects to continue to do so in the future.

    Even if the Company is successful in obtaining and defending patents, there can be no assurance that these patents will provide substantial protection. The length of time necessary to successfully resolve patent litigation may allow infringers to gain significant market advantage. Third parties may be able to design around the patents and develop competitive products that do not use the inventions covered by the patents. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the third party's product is needed to meet a threat to public health or safety in that country, or the patent owner has failed to "work" the invention in that country, or the third party has patented improvements.) And most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent.

    AVAILABILITY OF REIMBURSEMENT; GOVERNMENT AND OTHER PRESSURES ON PRICING

    In the United States and other significant markets, sales of the Company's products may be affected by the availability of reimbursement from the government or other third parties, such as insurance companies. It is difficult to predict the reimbursement status of newly approved, novel biotechnology products. And current reimbursement policies for existing products may change. In certain foreign markets, governments have issued regulations relating to the pricing and profitability of pharmaceutical companies. There have been proposals in the United States (at both the federal and state level) to implement such controls. The growth of managed care in the United States also has placed pressure on the pricing of healthcare products. These pressures can be expected to continue.

    COSTS ASSOCIATED WITH REFOCUSING AND EXPANDING THE BUSINESS

    The Company is refocusing its efforts on its core businesses and also is focused on improving operational efficiencies. In addition, management expects to grow the business in areas in which the Company can be most competitive, either through in-licensing, collaborations or acquisitions of products or companies. In connection with these efforts, the Company may incur significant charges, costs and expenses which could impact the Company's profitability, including impairment losses, restructuring charges, the write off of in-process technology, transaction-related expenses, costs associated with integrating new businesses, and the cost of amortizing goodwill and other intangibles.

    OTHER NEW PRODUCTS AND SOURCES OF REVENUE

    Many products in the Company's current pipeline are in relatively early stages of research or development. The Company's ability to grow earnings in the near- to medium- term may depend, in part, on its ability to initiate and maintain other revenue generating relationships with third parties, such as licenses to certain of the Company's technologies, and on its ability to identify and successfully acquire rights to later-stage products from third parties. There can be no assurance that such other sources of revenue will be established.

    INTEREST RATE AND FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS

    In 1998, the Company sold certain businesses for cash, including its IN VITRO clinical diagnostics and ophthalmic surgical products businesses, and as a result has significant cash balances and short-term investments. The Company's financial results therefore are sensitive to interest rate fluctuations in the United States. In addition, the Company sells products in many countries throughout the world, and its financial results could be significantly affected by fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets.

    COLLABORATION PARTNERS

    An important part of the Company's research and development effort is undertaken in collaborations with third parties. As circumstances change, the Company and its corporate partner may develop conflicting priorities or other conflicts of interest. The Company may experience significant delays and incur significant expenses in resolving these conflicts and may not be able to resolve these matters on acceptable terms. Even without conflicts of interest, the parties may differ in their views as to how best to realize the value associated with a current product or a product in development. In some cases, the corporate partner may have responsibility for formulating and implementing key strategic or operational plans. Decisions by corporate partners on key clinical, regulatory, marketing (including pricing), inventory management and other issues may prevent successful commercialization of the product or otherwise impact the Company's profitability.

    STOCK PRICE VOLATILITY

    The price of the Company's stock, like that of other biotechnology companies, is subject to significant volatility. The stock price may be affected by any number of events, both internal and external to the Company. These include, without limitation, results of clinical trials conducted by the Company or by its competitors; announcements by the Company or its competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by the Company against third parties to enforce its patents and claims filed by third parties against the Company relating to patents held by the third parties; the launch of competing products; the resolution of (or failure to resolve) disputes with collaboration partners; corporate restructuring by the

Company; licensing activities by the Company; and the acquisition or sale by the Company of products, products in development, or businesses.

    In connection with its research and development collaborations, from time to time the Company invests in equity securities of its corporate partners. The price of these securities also is subject to significant volatility, and may be affected by, among other things, the types of events which affect the Company's stock. Changes in the market price of these securities may impact the Company's profitability.

    TAX

    The Company is taxable principally in the United States, Germany, Italy and The Netherlands. All of these jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws which could increase the Company's tax provision in the future. The Company has negotiated a number of rulings regarding income and other taxes which are subject to periodic review and renewal. If such rulings are not renewed or are substantially modified, taxes payable in particular jurisdictions could increase. While the Company believes that all material tax liabilities are properly reflected in its balance sheet, the Company is presently under audit in several jurisdictions and there can be no assurance that Chiron will prevail in all cases in the event the taxing authorities disagree with its interpretations of the tax law. In addition, the Company has assumed liabilities for all income taxes incurred prior to the sales of its former subsidiaries, Chiron Vision Corporation (subject to certain limitations) and Chiron Diagnostics Corporation. Future levels of research and development spending, capital investment and export sales will impact the Company's entitlement to related tax credits and benefits which have the effect of lowering its effective tax rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN CURRENCY RISK A significant portion of the Company's operations consists of manufacturing and sales activities in foreign countries exposing the Company to the effects of changes in foreign currency rates. To manage foreign currency exchange risks, Chiron enters into forward foreign currency contracts ("forwards") and cross currency interest rate swaps ("swaps") and purchases foreign currency option contracts ("options"). Chiron does not use any of these derivative instruments for trading or speculative purposes. The total notional amount of these derivative financial instruments at December 31, 1998 and 1997 was $297.1 million and $296.5 million, respectively.

    The Company uses forwards to hedge the impact of currency fluctuations on certain assets and liabilities denominated in nonfunctional currencies ("transaction exposures"). Typically, these contracts have maturities of three months or less. Chiron's objective is to minimize the transaction gains and losses recorded in current earnings that result from remeasuring foreign denominated assets and liabilities based on exchange rate fluctuations. The Company's transaction exposures are primarily denominated in major European currencies. At December 31, 1998, these exposures amounted to $13.3 million and were offset by forwards with a notional amount of $14.7 million. Based on exposures as of December 31, 1998, a 10% adverse movement against the Company's portfolio of transaction exposures and hedge contracts would result in a loss of approximately $0.2 million. A 10% movement in the value of the dollar versus the Company's portfolio of transaction exposures has occurred in one of the last twelve quarters. Foreign currency transaction gains and losses from continuing operations, including the impact of hedging, were not significant in 1998, 1997 or 1996.

    In addition, Chiron also hedges certain anticipated exposures. The Company's primary anticipated exposures are related to intercompany inventory purchases by subsidiaries with functional currencies denominated in major European currencies. The Company attempts to hedge approximately 80% of anticipated currency exposures by purchasing quarterly put options. To limit hedging costs, the Company generally purchases out-of-the-money options. As a result, Chiron effectively does not purchase insurance for the first 2% to 5% of the exchange rate risk. The total notional amount of the options at December 31, 1998 and 1997 was $55.6 million and $111.3 million, respectively. The options outstanding at December 31, 1998 expire quarterly over a six-month period, and provide protection against decreases in the value of the Euro beyond $1.05 per Euro. The fair market value of option contracts outstanding at December 31, 1998 was $0.3 million. The risk associated with these hedging instruments is limited to their fair market value.

    The Company has entered into a series of swaps to modify the interest and/or currency characteristics of certain assets and liabilities denominated in nonfunctional currencies. The objective of the swaps entered into by the Company is to fix the interest and currency rate exposures associated with the Company's wholly owned German subsidiary. The exposures are denominated in Deutsche marks. The notional amounts of the Company's swaps at December 31, 1998 and 1997 were $226.8 million and $139.1 million, respectively. If the Deutsche mark strengthened or weakened by 10%, the value of the underlying exposure would increase or decrease, respectively, by $22.7 million. After considering the impact of hedging with swaps, the net increase or decrease from such currency rate fluctuation would be reduced to $7.7 million. A 10% movement in the value of the Deutsche mark versus the U.S. dollar has occurred in 3 of the last 10 years. The fair market value of the swaps is $1.8 million as of December 31, 1998. Currency fluctuations in the value of the German subsidiary's assets and liabilities, as well as changes in the value of related swaps, are reflected as a component of other comprehensive income or loss.

    INTEREST RATE RISK The Company has exposure to changes in interest rates in both its investment portfolio and certain floating rate liabilities and lease commitments. The Company maintains investment portfolio holdings of various issuers, types and maturities. The Company also has short-term debt obligations with interest rates tied to LIBOR.

    Chiron's investment portfolio amounted to approximately $1.6 billion at December 31, 1998. As of that date, the Company also had $234.4 million of floating rate debt tied to LIBOR. The Company has a "natural hedge" against this exposure as a result of its portfolio holdings in floating rate fixed income securities tied to LIBOR. The analysis below focuses on the impact of changes in interest rates to Chiron, and is based on a net unhedged portfolio balance of $1.4 billion.

    The analysis assumes an immediate parallel increase or decrease in interest rates of 150-basis points and examines the impact to Chiron over the next twelve months. An immediate increase in interest rates of 150-basis points results in higher interest income over the 12-month period, partially offset by an immediate decline in the market value of securities held. The net impact of this scenario is an estimated increase in total return to the portfolio of $1.2 million over the 12-month period. Similarly, a 150-basis point decrease results in a decrease in total return to the portfolio of $0.9 million. The impact on reported earnings will be greater given that unrealized changes in the value of the portfolio are reported in other comprehensive income or loss. Chiron currently does not hedge these exposures. The effect of these changes in interest rates on the Company's portfolio, as measured over a 12-month period, are mitigated by the relatively short duration of Chiron's portfolio.

    A 150-basis point movement in the Federal Funds rate has occurred in 4 of the last 10 years, a 100-basis point movement has occurred in 6 of the last 10 years, and a 50-basis point movement has occurred in 9 of the last 10 years.

    EQUITY SECURITIES RISK The Company has exposure to equity price risk because of its investments in equity securities. Typically, the Company obtains these securities through its collaboration agreements with other pharmaceutical and biotechnology partners. These securities are generally classified as available-for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of other comprehensive income or loss. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. The Company does not currently hedge this exposure and there can be no assurance that other-than-temporary losses will not have a material adverse impact on the Company's results of operations in the future. The Company recorded charges of $8.4 million, $1.2 million and $1.5 million in 1998, 1997 and 1996, respectively, to write down certain available-for-sale equity securities for which the decline in fair value was deemed to be other-than-temporary. Changes in share prices or in the volatility of share prices affect the value of Chiron's equity portfolio. As of December 31, 1998, if the market price of Chiron's equity investments decreased by 10%, the market value of the equity portfolio would decrease by $2.4 million.

    COUNTERPARTY RISK Chiron manages the risk of counterparty default on its derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial condition. All derivative financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to nonpayment. Chiron has not experienced any losses due to counterparty default.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference to the financial statements listed in Item 14(a) of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement with respect to Chiron's 1999 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of January 3, 1999 (the "Proxy Statement"). Information as to the Company's executive officers appears at the end of Part I of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  INDEX TO FINANCIAL STATEMENTS

    The following Financial Statements are included herein:

                                                                                          PAGE NUMBER
                                                                                          ------------
Report of KPMG LLP, Independent Auditors................................................      F-1
Consent of KPMG LLP, Independent Auditors...............................................      F-2
Consolidated Balance Sheets at December 31, 1998 and 1997...............................    F-3-F-4
Consolidated Statements of Operations for each of the three years ended December 31,
  1998, 1997 and 1996...................................................................    F-5-F-6
Consolidated Statements of Comprehensive Income for each of the three years ended
  December 31, 1998, 1997 and 1996......................................................      F-7
Consolidated Statements of Stockholders' Equity for each of the three years ended
  December 31, 1998, 1997 and 1996......................................................      F-8
Consolidated Statements of Cash Flows for each of the three years ended December 31,
  1998, 1997 and 1996...................................................................      F-9
Notes to Consolidated Financial Statements..............................................   F-10-F-47

    2.  INDEX TO FINANCIAL STATEMENT SCHEDULES

    The following Schedule is filed as part of this Form 10-K Annual Report:

                                                                                               PAGE
                                                                                              NUMBER
                                                                                            ----------
  II Valuation and Qualifying Accounts and Reserves.......................................     F-48

    All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

    On December 15, 1998, the Company filed a Current Report on Form 8-K, reporting under Item 2 the completion of the sale of its IN VITRO diagnostics business to Bayer Corporation on November 30, 1998, and also reporting under Item 5 that in connection with that sale it had entered into a Cross-License Agreement with Chiron Diagnostics Corporation pursuant to which, among other things, Chiron granted to Chiron Diagnostics Corporation certain rights under certain Chiron patents, including patents relating to hepatitis C virus and human immunodeficiency virus.

(c) Exhibits

EXHIBIT
NUMBER                                     EXHIBIT
------    --------------------------------------------------------------------------
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

  3.04    Bylaws of the Registrant, as amended, incorporated by reference to Exhibit
            3.03 of the Registrant's Form 10-Q report for the period ended June 28,
            1998.

  4.01    Indenture, dated as of May 21, 1987, between Cetus Corporation and Bankers
            Trust Company, Trustee, incorporated by reference to Exhibit 4.01 of the
            Registrant's Form 10-Q report for the period ended September 30, 1994.

  4.02    First Supplemental Indenture, dated as of December 12, 1991, by and among the Registrant, Cetus Corporation, and Bankers Trust Company,
            incorporated by reference to Exhibit 4.02 of the Registrant's Form 10-K for fiscal year 1997.

EXHIBIT
NUMBER                                     EXHIBIT
------    --------------------------------------------------------------------------
  4.03    Second Supplemental Indenture, dated as of March 25, 1996, by and among the Registrant, Cetus Oncology Corporation (formerly Cetus Corporation), and Bankers Trust Company, incorporated by reference to Exhibit 4.03 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

  4.04    Indenture, dated as of November 15, 1993, between the Registrant and The
            First National Bank of Boston, as Trustee.

 10.001   Purchase Agreement between BNP Leasing Corporation and the Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.90 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

 10.002   Lease Agreement between BNP Leasing Corporation and the Registrant, dated
            June 28, 1996, incorporated by reference to Exhibit 10.91 of the
            Registrant's Form 10-Q report for the period ended June 30, 1996.

 10.003   Ground Lease between BNP Leasing Corporation and the Registrant, dated
            June 28, 1996, incorporated by reference to Exhibit 10.92 of the Registrant's Form 10-Q report for the period ended June 30, 1996.

 10.004   through 10.099 Reserved

 10.101   Revolving Credit Agreement, dated as of February 27, 1998, between the
            Registrant and Bank of America National Trust and Savings Association, incorporated by reference to Exhibit 10.101 of Registrant's Form 10-K for fiscal year 1997.

 10.102   Guaranty, dated as of September 29, 1994, made by Registrant, in favor of
            Bankers Trust Company, as trustee, incorporated by reference to Exhibit
            10.52 of the Registrant's Form 10-Q report for the period ended
            September 30, 1994.

 10.103   Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The First National Bank of Boston, as trustee, incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

 10.104   Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus
            Corporation and Hoffmann-La Roche Inc., incorporated by reference to
            Exhibit 10.36 of the Registrant's Form 10-Q report for the period ended
            September 30, 1994.

 10.105   Letter Agreement, dated as of December 12, 1991, relating to Stock
            Purchase and Warrant Agreement between Registrant and Hoffmann-La Roche
            Inc., incorporated by reference to Exhibit 10.51 of Registrant's Form
            10-K report for fiscal year 1996.

 10.106   through 10.199 Reserved

EXHIBIT
NUMBER                                     EXHIBIT
------    --------------------------------------------------------------------------
 10.201   Agreement between the Registrant and Ortho Diagnostic Systems, Inc., a New
            Jersey corporation, dated August 17, 1989, and Amendment to
            Collaboration Agreement between Ortho Diagnostic Systems, Inc. and
            Registrant, dated December 22, 1989 (with certain confidential information deleted), incorporated by reference to Exhibit 10.14 of the
            Registrant's Form 10-Q report for the period ended September 30, 1994.

 10.202   License and Supply Agreement between Ortho Diagnostic Systems, Inc., a New
            Jersey corporation, the Registrant and Abbott Laboratories, an Illinois
            corporation, dated August 17, 1989 (with certain confidential information deleted), incorporated by reference to Exhibit 10.15 of the
            Registrant's Form 10-Q report for the quarter ended June 30, 1994.

 10.203   Regulatory Filing, Development and Supply Agreement between the
            Registrant, Cetus Oncology Corporation, a wholly-owned subsidiary of the
            Registrant, and Schering AG, a German company, dated as of May 10, 1993.
            (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.
            The omitted confidential information has been identified by the following statement: "Confidential portions of material have been omitted and filed separately with the Securities and Exchange
            Commission".)

 10.204   Letter Agreement dated December 30, 1993 by and between Registrant and
            Schering AG, a German company. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange
            Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission".)

 10.205   Amendment Agreement (HDS Fees and Deeply Discounted Vials) dated as of
            September 23, 1997 between Registrant and Schering Aktiengesellschaft, incorporated by reference to Exhibit 10.205 of the Registrant's Form
            10-K report for fiscal year 1997. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange
            Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment
            Requested".)

EXHIBIT
NUMBER                                     EXHIBIT
------    --------------------------------------------------------------------------
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

 10.207   Letter Agreement dated as of December 4, 1997, between the Registrant and
            Ortho Pharmaceutical Corporation and Ortho Biotech, Inc., incorporated by reference to Exhibit 10.207 of the Registrant's Form 10-K report for fiscal year 1997. (Certain information has been omitted from the
            Agreement and filed separately with the Securities and Exchange
            Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement: "Confidential Treatment
            Requested".)

 10.208   through 10.299 Reserved

 10.301   Settlement Agreement on Purified IL-2, made as of April 14, 1995, by and between Cetus Oncology Corporation, dba Chiron Therapeutics, a Delaware
            corporation, and Takeda Chemical Industries, Ltd., a Japanese
            corporation, incorporated by reference to Exhibit 10.74 of the
            Registrant's Form 10-Q report for the period ended July 2, 1995.
            (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule
            24b-2.)

 10.302   Agreement, effective as of December 21, 1988, by and between Hoffmann-La
            Roche Inc., a New Jersey corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.70 of the Registrant's Form 10-Q report for the period ended April 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)

 10.303   Agreement, effective as of December 21, 1988, by and among F. Hoffmann-La
            Roche Ltd., a Swiss corporation, Cetus Corporation, and EuroCetus
            International, B.V., a Netherlands Antilles corporation, incorporated by reference to Exhibit 10.71 of the Registrant's Form 10-Q report for the period ended April 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)

EXHIBIT
NUMBER                                     EXHIBIT
------    --------------------------------------------------------------------------
 10.304   License Agreement made and entered into December 1, 1987, by and between
            Sloan Kettering Institute for Cancer Research, a not-for-profit New York corporation, and Cetus Corporation, incorporated by reference to Exhibit
            10.75 of the Registrant's Form 10-Q report for the period ended July 2,
            1995. (Certain information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule
            24b-2.)

 10.305   Cross-License Agreement dated as of November 30, 1998, between the
            Registrant and Chiron Diagnostics Corporation, incorporated by reference to Exhibit 10.311 of the Registrant's current report on Form 8-K dated
            November 30, 1998. (Certain information has been omitted from the
            Agreement and filed separately with the Securities and Exchange
            Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement "Confidential Treatment
            Requested".)

 10.306   through 10.399 Reserved

 10.401   Stock Purchase Agreement, dated as of October 21, 1997, between Bausch &
            Lomb Incorporated and Registrant, incorporated by reference to Exhibit
            99.1 of the Registrant's current report on Form 8-K dated January 12, 1998.

 10.402   Stock Purchase Agreement, dated as of September 17, 1998, among Bayer
            Corporation, the Registrant and Chiron Diagnostics Corporation, and
            Exhibits thereto, incorporated by reference to Exhibit 10.402 of the
            Registrant's Form 10-Q for the period ended September 27, 1998. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by
            Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement "Confidential Treatment Requested".)

 10.403   Asset Transfer Agreement dated November 30, 1998, among the Registrant,
            Chiron Diagnostics Corporation and Bayer Corporation, incorporated by reference to Exhibit 10.403 of the Registrant's current report on Form
            8-K dated November 30, 1998.

 10.404   Through 10.499 Reserved

 10.501   Chiron 1991 Stock Option Plan, as amended, incorporated by reference to
            Annex 2 of the Registrant's Proxy Statement dated April 11, 1997.*

 10.502   Form of Stock Option Agreement, Chiron 1991 Stock Option Plan, as amended, for Employees of the Registrant, incorporated by reference to Exhibit
            10.510 of the Registrant's Form 10-Q report for the period ended
            September 27, 1998.*

EXHIBIT
NUMBER                                     EXHIBIT
------    --------------------------------------------------------------------------
 10.503   Form of Stock Option Agreement, Chiron 1991 Stock Option Plan, as amended, for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.511 of the Registrant's Form 10-Q report for the period ended September 27, 1998.*

 10.504   Form of Automatic Share Right Agreement, Chiron 1991 Stock Option Plan, as
            amended, incorporated by reference to Exhibit 10.19 of Registrant's Form
            10-Q report for the period ended September 29, 1996.*

 10.505   Forms of Option Agreements, Cetus Corporation Amended and Restated Common
            Stock Option Plan, incorporated by reference to Exhibit 10.27 of
            Registrant's Form 10-Q report for the period ended March 30, 1997.*

 10.506   Forms of Supplemental Letter concerning the assumption of Cetus
            Corporation options by the Registrant, incorporated by reference to
            Exhibit 10.27 of Registrant's Form 10-K report for fiscal year 1996.*

 10.507   Form of Option Agreement (with Purchase Agreements attached thereto)
            between Cetus Corporation and each former limited partner of Cetus
            Healthcare Limited Partnership, a California limited partnership, incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-Q report for the period ended September 30, 1994.

 10.508   Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December 30, 1986, between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership II, a California limited partnership, incorporated by reference to Exhibit
            10.32 of the Registrant's Form 10-Q report for the period ended
            September 30, 1994.

 10.509   Description of Chiron Corporation's 1998 Executive Officers Variable
            Compensation Program.*

 10.510   Form of Performance Unit Agreement, Chiron 1991 Stock Option Plan, as
            amended, incorporated by reference to Exhibit 10.94 of the Registrant's
            Form 10-K report for fiscal year 1996.*

 10.511   through 10.599 Reserved

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

 10.603   Letter Agreement dated September 26, 1990 between the Registrant and
            William G. Green.*

EXHIBIT
NUMBER                                     EXHIBIT
------    --------------------------------------------------------------------------
 10.604   Letter Agreements dated September 11, 1992, July 15, 1994 and September
            14, 1994 between the Registrant and Lewis T. Williams, incorporated by reference to Exhibit 10.54 of the Registrant's Form 10-Q report for the period ended September 30, 1994.*

 10.605   Letter Agreement dated January 27, 1998, between the Registrant and Lewis
            T. Williams, incorporated by reference to Exhibit 10.605 of the
            Registrant's Form 10-K for fiscal year 1997.*

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

 10.608   Letter dated March 17, 1998 to Magnus Lundberg, incorporated by reference to Exhibit 10.608 of the Registrant's Form 10-K for fiscal year 1997.*

 10.609   Letter Agreement between the Registrant and Dr. Richard W. Barker, dated
            May 1, 1996, incorporated by reference to Exhibit 10.88 of the Registrant's Form 10-Q report for the period ended June 30, 1996.*

 10.610   Letter Agreement dated July 8, 1998, between the Registrant and Richard W.
            Barker, Ph.D., incorporated by reference to Exhibit 10.613 of the
            Registrant's Form 10-Q report for the period ended September 27, 1998.*
            (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.
            The omitted confidential information has been identified by the following statement "Confidential Treatment Requested".)

 10.611   Letter Agreement dated March 18, 1998 between Registrant and Sean P.
            Lance, incorporated by reference to Exhibit 10.611 of the Registrant's
            Form 10-K for fiscal year 1997.*

 10.612   Amended and Restated Promissory Note dated as of August 7, 1998, executed by Sean P. Lance for the benefit of Registrant.*

 10.613   Letter Agreement dated March 19, 1998 between Registrant and James R.
            Sulat, incorporated by reference to Exhibit 10.612 of the Registrant's
            Form 10-K for fiscal year 1997.*

 10.614   through 10.699 Reserved

 10.701   Investment Agreement dated as of November 20, 1994 among Ciba-Geigy
            Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and
            Chiron Corporation, incorporated by reference to Exhibit 10.54 of the Registrant's current report on Form 8-K dated November 20, 1994.

EXHIBIT
NUMBER                                     EXHIBIT
------    --------------------------------------------------------------------------
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

 10.706   Market Price Option Agreement dated as of November 20, 1994 among Ciba-
            Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc.
            and Chiron Corporation, incorporated by reference to Exhibit 10.59 of the Registrant's current report on Form 8-K dated November 20, 1994.

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

EXHIBIT
NUMBER                                     EXHIBIT
------    --------------------------------------------------------------------------
 10.712   Letter Agreement dated December 19, 1997, between Novartis Pharma AG and the Registrant, incorporated by reference to Exhibit 10.712 of the
            Registrant's Form 10-K for fiscal year 1997.

 10.713   Letter Agreement dated December 24, 1997, between Novartis Corporation and the Registrant, incorporated by reference to Exhibit 10.713 of the
            Registrant's Form 10-K for fiscal year 1997. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement:
            "Confidential Treatment Requested".)

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

 10.716   [Reserved.]

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

EXHIBIT
NUMBER                                     EXHIBIT
------    --------------------------------------------------------------------------
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

 10.723   Form of Debenture Purchase Agreement between the Registrant and Ciba-
            Geigy, Limited, a Swiss corporation, dated June 22, 1990.

 10.724   Chiron Corporation 1.90% Convertible Subordinated Note due 2000, Series B.

 10.725   Promissory Note, as amended and restated, dated January 1, 1995 by Ciba
            Corning Diagnostics Corp., incorporated by reference to Exhibit 10.83 of the Registrant's Form 10-K report for fiscal year 1995.

 10.726   through 10.799 Reserved

 10.801   through 10.899 Reserved

 21       List of Subsidiaries of the Registrant.

 23.1     Consent of KPMG LLP, Independent Auditors. The consent set forth on page
            F-2 is incorporated herein by reference.

 24       Power of Attorney. The Power of Attorney set forth on pages 51 and 52 is incorporated herein by reference.

 27.1     Financial Data Schedule for Fiscal Year ended January 3, 1999.

 27.2     Financial Data Schedule for Fiscal Year ended December 28, 1997.

 27.3     Financial Data Schedule for Fiscal Year ended December 29, 1996.

------------------------

*   Management contract, compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 1999

                                CHIRON CORPORATION

                                By               /s/ SEAN P. LANCE
                                         ----------------------------------
                                                   Sean P. Lance
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS:

    That the undersigned officers and directors of Chiron Corporation, a Delaware corporation, do hereby constitute and appoint Sean P. Lance and William
J. Rutter, Ph.D., and each of them, the lawful attorney and agent or attorneys and agents, with full power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, and any one of them, determine may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
      /s/ SEAN P. LANCE           Executive Officer;
------------------------------    Director (Principal         March 15, 1999
        Sean P. Lance             Executive Officer)

                                Vice President, Chief
      /s/ JAMES R. SULAT          Financial Officer
------------------------------    (Principal Financial        March 15, 1999
        James R. Sulat            Officer)

      /s/ DAVID V. SMITH        Vice President, Controller
------------------------------    (Principal Accounting       March 15, 1999
        David V. Smith            Officer)

    /s/ WILLIAM J. RUTTER
------------------------------  Chairman of the Board of      March 15, 1999
   William J. Rutter, Ph.D.       Directors

     /s/ VAUGHN D. BRYSON
------------------------------  Director                      March 15, 1999
       Vaughn D. Bryson

     /s/ LEWIS W. COLEMAN
------------------------------  Director                      March 15, 1999
       Lewis W. Coleman

     /s/ PIERRE E. DOUAZE
------------------------------  Director                      March 15, 1999
       Pierre E. Douaze

     /s/ DONALD A. GLASER
------------------------------  Director                      March 15, 1999
   Donald A. Glaser, Ph.D.

     /s/ PAUL L. HERRLING
------------------------------  Director                      March 15, 1999
   Paul L. Herrling, Ph.D.

       /s/ ALEX KRAUER
------------------------------  Director                      March 15, 1999
      Alex Krauer, Ph.D.

    /s/ EDWARD E. PENHOET
------------------------------  Director                      March 15, 1999
   Edward E. Penhoet, Ph.D.

     /s/ JACK W. SCHULER
------------------------------  Director                      March 15, 1999
       Jack W. Schuler

   /s/ PIETER J. STRIJKERT
------------------------------  Director                      March 15, 1999
  Pieter J. Strijkert, Ph.D.

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
  Chiron Corporation:

    We have audited the accompanying consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chiron Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           /s/ KPMG LLP

San Francisco, California
February 4, 1999

                                                                    EXHIBIT 23.1

                   CONSENT OF KPMG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statements (File Numbers 33-20181, 33-35182, 2-90595, 33-23899, 33-58305, 33-44477,
33-65024, 33-65177, 333-10419, 333-28257, 333-42469, 33-45822 and 33-63297 on
Form S-8 and File Number 33-43574 on Form S-3) of Chiron Corporation of our reports dated February 4, 1999, relating to the consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998 and the related schedule, which reports appear in the December 31, 1998 annual report on Form 10-K of Chiron Corporation.

                                           /s/ KPMG LLP

San Francisco, California

March 15, 1999

                               CHIRON CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1998         1997
                                                                             -----------  -----------
Current assets:
  Cash and cash equivalents................................................  $   513,315  $    98,483
  Short-term investments in marketable debt securities.....................      716,630       84,588
                                                                             -----------  -----------
    Total cash and short-term investments..................................    1,229,945      183,071
  Accounts receivable, net of allowances of $16,190 in 1998 and $22,918 in
    1997:
    Related parties........................................................       49,256       56,672
    Unrelated parties......................................................      119,842      287,372
                                                                             -----------  -----------
                                                                                 169,098      344,044
Inventories................................................................       79,869      165,652
Other current assets:
  Related parties..........................................................          245          288
  Unrelated parties........................................................      152,482       76,997
                                                                             -----------  -----------
                                                                                 152,727       77,285
                                                                             -----------  -----------
    Total current assets...................................................    1,631,639      770,052
Noncurrent investments in marketable debt securities.......................      360,069       75,401
Property, plant, equipment and leasehold improvements, at cost:
  Land and buildings.......................................................      141,452      218,509
  Laboratory, production and office equipment..............................      236,803      422,278
  Leasehold improvements...................................................       84,607      123,379
  Construction in progress.................................................       38,328       67,355
                                                                             -----------  -----------
                                                                                 501,190      831,521
  Less accumulated depreciation and amortization...........................     (197,812)    (277,623)
                                                                             -----------  -----------
  Net property, plant, equipment and leasehold improvements................      303,378      553,898
Purchased technology, net of accumulated amortization of $20,500 in 1998
  and $34,111 in 1997......................................................       14,753       45,903
Other intangible assets, net of accumulated amortization of $69,285 in 1998
  and $44,617 in 1997......................................................      166,699       79,955
Investments in equity securities and affiliated companies:
  Related parties..........................................................           --      139,305
  Unrelated parties........................................................       27,456       37,546
                                                                             -----------  -----------
                                                                                  27,456      176,851
Other assets:
  Related parties..........................................................        3,134       15,777
  Unrelated parties........................................................       17,127       50,641
                                                                             -----------  -----------
                                                                                  20,261       66,418
                                                                             -----------  -----------
                                                                             $ 2,524,255  $ 1,768,478
                                                                             -----------  -----------
                                                                             -----------  -----------

                                  (Continued)
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1998         1997
                                                                             -----------  -----------
Current liabilities:
  Accounts payable.........................................................  $    44,999  $    79,339
  Accrued compensation and related expenses................................       40,034       59,405
  Short-term borrowings....................................................       17,554      154,700
  Note payable to Novartis.................................................       63,945           --
  Current portion of unearned revenue......................................       41,893       13,361
  Taxes payable............................................................      180,088       37,191
  Other current liabilities................................................      168,905      127,190
                                                                             -----------  -----------
    Total current liabilities..............................................      557,418      471,186
Long-term debt:
  Related parties..........................................................        9,601       69,934
  Unrelated parties........................................................      328,557      327,283
                                                                             -----------  -----------
                                                                                 338,158      397,217
Other noncurrent liabilities...............................................       82,877       26,130
                                                                             -----------  -----------
    Total liabilities......................................................      978,453      894,533
                                                                             -----------  -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none
    outstanding............................................................           --           --
  Common stock, $0.01 par value; 499,500,000 shares authorized; 179,925,000
    outstanding (175,659,000 outstanding at December 31, 1997).............        1,799        1,757
  Restricted common stock, $0.01 par value; 500,000 shares authorized; none
    outstanding............................................................           --           --
Additional paid-in capital.................................................    1,979,615    1,853,591
Accumulated deficit........................................................     (437,873)    (961,986)
Accumulated other comprehensive income (loss)..............................        2,261      (18,808)
Notes receivable for stock purchases.......................................           --         (609)
                                                                             -----------  -----------
    Total stockholders' equity.............................................    1,545,802      873,945
                                                                             -----------  -----------
                                                                             $ 2,524,255  $ 1,768,478
                                                                             -----------  -----------
                                                                             -----------  -----------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                      1998        1997        1996
                                                                   ----------  ----------  ----------
Revenues:
  Product sales, net:
    Related parties..............................................  $    1,086  $       --  $       --
    Unrelated parties............................................     398,165     252,729     242,640
                                                                   ----------  ----------  ----------
                                                                      399,251     252,729     242,640
  Equity in earnings of unconsolidated joint businesses..........      73,969     106,356     102,061
  Collaborative agreement revenues:
    Related parties..............................................      75,352      78,770      81,440
    Unrelated parties............................................      14,506      36,284      40,527
                                                                   ----------  ----------  ----------
                                                                       89,858     115,054     121,967
  Royalty and license fee revenues...............................     125,263      50,368      36,606
  Other revenues:
    Related parties..............................................      10,103      43,624      32,387
    Unrelated parties............................................      38,229       6,468       1,488
                                                                   ----------  ----------  ----------
                                                                       48,332      50,092      33,875
                                                                   ----------  ----------  ----------
      Total revenues.............................................     736,673     574,599     537,149
                                                                   ----------  ----------  ----------
Expenses:
  Cost of sales:
    Related parties..............................................         485          --          --
    Unrelated parties............................................     177,578     113,612     116,899
                                                                   ----------  ----------  ----------
                                                                      178,063     113,612     116,899
  Research and development.......................................     294,249     259,370     248,847
  Selling, general and administrative............................     140,436     106,947     103,470
  Write-off of purchased in-process technologies.................       1,645          --          --
  Impairment loss on long-lived assets...........................          --      31,300          --
  Restructuring and reorganization charges.......................      26,754          --          --
  Other operating expenses.......................................      10,631       4,275       5,222
                                                                   ----------  ----------  ----------
      Total expenses.............................................     651,778     515,504     474,438
                                                                   ----------  ----------  ----------

  Income from operations.........................................      84,895      59,095      62,711

                                  (Continued)
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                      1998        1997        1996
                                                                   ----------  ----------  ----------
Income from operations...........................................      84,895      59,095      62,711
Gain on sale of assets...........................................       7,751          --          --
Interest expense.................................................     (24,673)    (31,610)    (29,486)
Other income, net................................................      27,010      12,721      18,640
                                                                   ----------  ----------  ----------
Income from continuing operations before income taxes............      94,983      40,206      51,865
Provision for income taxes.......................................      18,985      14,424       6,207
                                                                   ----------  ----------  ----------
Income from continuing operations................................      75,998      25,782      45,658
                                                                   ----------  ----------  ----------
Discontinued operations:
  Income from discontinued operations............................       7,121      30,280       9,487
  Gain on disposals of discontinued operations...................     440,994      15,157          --
                                                                   ----------  ----------  ----------
Net income.......................................................  $  524,113  $   71,219  $   55,145
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------
Basic earnings per common share:
  Income from continuing operations..............................  $     0.43  $     0.15  $     0.27
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------
  Net income.....................................................  $     2.95  $     0.41  $     0.33
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------
Diluted earnings per common share:
  Income from continuing operations..............................  $     0.42  $     0.14  $     0.26
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------
  Net income.....................................................  $     2.90  $     0.40  $     0.31
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                      1998        1997        1996
                                                                   ----------  ----------  ----------
Net income.......................................................  $  524,113  $   71,219  $   55,145
Other comprehensive income (loss):
  Foreign currency translation adjustment:
    Change in foreign currency translation adjustment during the
      period.....................................................      33,830     (21,486)     (7,039)
    Reclassification adjustment for net gain included in
      discontinued operations....................................      (7,819)         --          --
                                                                   ----------  ----------  ----------
    Net foreign currency translation adjustment..................      26,011     (21,486)     (7,039)
                                                                   ----------  ----------  ----------
  Unrealized loss from investments:
    Unrealized holding loss arising during the period............      (6,715)    (16,818)     (3,641)
    Reclassification adjustment for net loss (gain) included in net income (net of tax provision (benefit) of $1,400,
      ($1,553) and $536, in 1998, 1997 and 1996, respectively)...       2,490      (2,760)        953
                                                                   ----------  ----------  ----------
    Net unrealized loss from investments.........................      (4,225)    (19,578)     (2,688)
                                                                   ----------  ----------  ----------
    Minimum pension liability adjustment (net of tax benefit of
      $136 in 1998)..............................................        (717)         --          --
                                                                   ----------  ----------  ----------
  Other comprehensive income (loss)..............................      21,069     (41,064)     (9,727)
                                                                   ----------  ----------  ----------
Comprehensive income.............................................  $  545,182  $   30,155  $   45,418
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                         NOTES
                                      COMMON STOCK       ADDITIONAL                      OTHER        RECEIVABLE
                                 ----------------------    PAID-IN    ACCUMULATED    COMPREHENSIVE     FOR STOCK
                                  SHARES      AMOUNT       CAPITAL      DEFICIT      INCOME (LOSS)     PURCHASES      TOTAL
                                 ---------  -----------  -----------  ------------  ---------------  -------------  ---------
Balances at December 31,
  1995.........................     41,738   $     417    $1,727,711   $(1,087,699)    $  31,983       $    (351)   $ 672,061
Exercise of stock options......      2,219          22       25,083            --             --              --       25,105
Tax benefits from employee
  stock plans..................         --          --        1,398            --             --              --        1,398
Exercise of warrants...........         61          --        1,570            --             --              --        1,570
Employee stock purchase plan...      1,443          15       19,897            --             --              --       19,912
Additional shares issued in
  four-for-one stock split.....    125,214       1,253       (1,253)           --             --              --           --
Foreign currency translation
  adjustment...................         --          --           --            --         (7,039)             --       (7,039)
Unrealized loss from
  investments..................         --          --           --            --         (2,688)             --       (2,688)
Loans to employees for stock
  purchases....................         --          --           --            --             --            (609)        (609)
Net income.....................         --          --           --        55,145             --              --       55,145
                                 ---------  -----------  -----------  ------------  ---------------        -----    ---------
Balances at December 31,
  1996.........................    170,675       1,707    1,774,406    (1,032,554)        22,256            (960)     764,855
Exercise of stock options......      3,632          36       41,235            --             --              --       41,271
Tax benefits from employee
  stock plans..................         --          --       17,923            --             --              --       17,923
Employee stock purchase plan...      1,352          14       20,027            --             --              --       20,041
Foreign currency translation
  adjustment...................         --          --           --            --        (21,486)             --      (21,486)
Unrealized loss from
  investments..................         --          --           --            --        (19,578)             --      (19,578)
Collection of a loan to
  employee for stock
  purchases....................         --          --           --            --             --             351          351
Elimination of one-month lag in
  reporting of Chiron
  Behring......................         --          --           --          (651)            --              --         (651)
Net income.....................         --          --           --        71,219             --              --       71,219
                                 ---------  -----------  -----------  ------------  ---------------        -----    ---------
Balances at December 31,
  1997.........................    175,659       1,757    1,853,591      (961,986)       (18,808)           (609)     873,945
Exercise of stock options......      3,308          33       51,341            --             --              --       51,374
Tax benefits from employee
  stock plans..................         --          --       60,119            --             --              --       60,119
Employee stock purchase plan...        958           9       14,564            --             --              --       14,573
Foreign currency translation
  adjustment...................         --          --           --            --         26,011              --       26,011
Unrealized loss from
  investments..................         --          --           --            --         (4,225)             --       (4,225)
Minimum pension liability
  adjustment...................         --          --           --            --           (717)             --         (717)
Collection of a loan to
  employee for stock
  purchases....................         --          --           --            --             --             609          609
Net income.....................         --          --           --       524,113             --              --      524,113
                                 ---------  -----------  -----------  ------------  ---------------        -----    ---------
Balances at December 31,
  1998.........................    179,925   $   1,799    $1,979,615   $ (437,873)     $   2,261       $      --    $1,545,802
                                 ---------  -----------  -----------  ------------  ---------------        -----    ---------
                                 ---------  -----------  -----------  ------------  ---------------        -----    ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                      1998        1997        1996
                                                                   ----------  ----------  ----------
Cash flows from operating activities:
  Net income.....................................................  $  524,113  $   71,219  $   55,145
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................     107,861     102,589     105,080
    Impairment loss on long-lived assets.........................          --      31,300          --
    Gain on sale of assets.......................................      (7,751)    (18,597)         --
    Gain on disposals of discontinued operations.................    (440,994)         --          --
    Gain on sale of equity securities............................      (4,475)     (5,541)         --
    Gain on sale of interests in affiliated companies............      (1,815)         --     (12,226)
    Write-off of purchased in-process technologies...............       1,645          --          --
    Write-off of property, plant, equipment and leasehold
      improvements...............................................       5,141       4,291       5,031
    Write-down of investments....................................       8,365       1,206       1,529
    Changes in reserves..........................................      18,412      30,046      16,895
    Changes in estimated liabilities.............................      (5,666)    (17,596)         --
    Deferred income taxes........................................     (43,180)    (20,556)      6,972
    Tax benefits from employee stock plans.......................      60,119      17,923       1,398
    Undistributed earnings of affiliates.........................        (263)    (14,473)     (6,841)
    Other, net...................................................       8,910      10,408      15,864
  Changes, excluding effect of acquisitions and dispositions, to:
    Accounts receivable..........................................     (10,540)    (12,974)    (75,825)
    Inventories..................................................     (17,985)    (40,635)    (48,545)
    Other current assets.........................................     (48,826)      8,355     (20,187)
    Accounts payable and accrued expenses........................     (29,998)     (2,062)     11,427
    Current portion of unearned revenue..........................      38,527      (5,907)     (1,162)
    Other current liabilities....................................      14,273       5,890       1,921
    Other noncurrent liabilities.................................      55,796       4,626       6,253
                                                                   ----------  ----------  ----------
      Net cash provided by operating activities..................     231,669     149,512      62,729
                                                                   ----------  ----------  ----------
Cash flows from investing activities:
  Purchases of investments in marketable debt securities.........  (1,206,797)   (219,522)    (55,008)
  Proceeds from sale and maturity of investments in marketable
    debt securities..............................................     282,658     120,306     143,922
  Businesses acquired, net of cash acquired......................     (54,770)         --        (374)
  Capital expenditures...........................................    (126,303)    (77,524)   (120,162)
  Proceeds from sale of assets...................................      38,570      29,928          --
  Proceeds from disposals of discontinued operations.............   1,292,164          --          --
  Proceeds from sale of equity securities and interests in
    affiliated companies.........................................      24,161       5,596      14,000
  Purchases of investments in equity securities and affiliated
    companies....................................................      (1,284)    (10,942)   (130,308)
  Decrease (increase) in other assets............................       6,410     (16,804)    (43,351)
                                                                   ----------  ----------  ----------
      Net cash provided by (used in) investing activities........     254,809    (168,962)   (191,281)
                                                                   ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of short-term debt......................       8,368      20,589     100,000
  Proceeds from issuance of common stock.........................      66,556      61,502      44,597
  Repayment of short-term borrowings.............................    (137,501)         --     (12,606)
  Repayment of notes payable and capital leases..................      (9,069)    (32,272)     (9,643)
                                                                   ----------  ----------  ----------
      Net cash (used in) provided by financing activities........     (71,646)     49,819     122,348
                                                                   ----------  ----------  ----------
      Net increase (decrease) in cash and cash equivalents.......     414,832      30,369      (6,204)
Cash and cash equivalents at beginning of the year...............      98,483      68,114      74,318
                                                                   ----------  ----------  ----------
Cash and cash equivalents at end of the year.....................  $  513,315  $   98,483  $   68,114
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY AND BASIS OF PRESENTATION

    Chiron Corporation ("Chiron" or the "Company") is a biotechnology company that develops, manufactures and markets human healthcare products for the prevention and treatment of disease utilizing innovations in biology and chemistry. Chiron participates in three human healthcare businesses: (i) biopharmaceuticals, with an emphasis on oncology, serious infectious diseases and cardiovascular diseases; (ii) blood testing; and (iii) adult and pediatric vaccines. The Company is applying a broad and integrated scientific approach to the development of innovative products for preventing and treating cancer, infectious diseases and cardiovascular diseases. This approach is supported by research strengths in recombinant proteins, genomics, small molecules, gene therapy and vaccines.

    On December 29, 1997, Chiron completed the sale of its ophthalmic business unit, Chiron Vision Corporation ("Chiron Vision"), to Bausch & Lomb Incorporated ("B&L") and on November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer"). As a result of these transactions, the Company's consolidated statements of operations reflect the after-tax results of Chiron Vision and Chiron Diagnostics, and the related gains on disposals thereof, as discontinued operations for all periods presented.

    On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring GmbH & Co ("Chiron Behring") from Hoechst AG. Beginning in the second quarter of 1998, the results of Chiron Behring were consolidated with those of the Company.

    FISCAL YEAR

    The fiscal year of the Company is a 52 or 53-week year ending on the Sunday nearest the last day in December of each year. As a result, the 1998, 1997 and 1996 fiscal years ended on January 3, 1999, December 28, 1997 and December 29, 1996, respectively. In 1998, the fiscal year was 53 weeks long as compared with 1997 and 1996, where the fiscal years were 52 weeks long. For presentation purposes, dates used in the consolidated financial statements and notes thereto refer to the fiscal year end. Effective with fiscal year 1999, the Company will change its year end to coincide with a calendar year ending on December 31.

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures, partnerships and interests in which Chiron has an equity interest of 50% or less are accounted for using either the equity

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) or cost method. Certain foreign subsidiaries and investments in affiliated companies are accounted for either on a one-month or one-quarter lag.

    USE OF ESTIMATES AND RECLASSIFICATIONS

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and notes thereto. Actual results could differ materially from those estimates. The accompanying Consolidated Financial Statements for 1997 and 1996 have been reclassified to separately identify the results of Chiron's discontinued operations. In addition, certain other amounts which were previously reported have been reclassified to conform with the current period presentation.

    CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE DEBT SECURITIES

    All highly liquid investments with a maturity of three months or less from the date of purchase are considered to be cash equivalents. Cash equivalents and short-term investments in marketable debt securities consist principally of money market instruments including corporate notes and bonds, commercial paper and government agency securities. Noncurrent investments in marketable debt securities consist principally of corporate notes and bonds and government agency securities. The cost of securities sold is based on the specific identification method for debt securities and on the average cost method for equity securities.

    INVENTORIES

    Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of certain vaccine products, using the last-in, first-out ("LIFO") method. Diagnostic and ophthalmic (see Note 4), and certain other vaccine products are valued at cost, using the first-in, first-out ("FIFO") method, which is less than market value. Inventories consist of the following at December 31:

                                                               1998        1997
                                                            ----------  ----------
                                                                (IN THOUSANDS)
Finished goods............................................  $   12,301  $   82,896
Work in process...........................................      54,333      47,417
Raw materials.............................................      13,235      35,339
                                                            ----------  ----------
                                                            $   79,869  $  165,652
                                                            ----------  ----------
                                                            ----------  ----------

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY, PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, plant, equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation on property, plant and equipment, including assets held under capital leases, is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 20 years for equipment and 15 to 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset's useful life or remaining lease term.

    INTANGIBLE AND OTHER LONG-LIVED ASSETS

    Intangible assets consist principally of purchased technologies, goodwill and patents and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $15.7 million, $7.0 million and $8.3 million, respectively. Amortization of purchased technologies and goodwill is primarily included in "Other operating expenses" and amortization of patents is primarily included in "Research and development" in the accompanying Consolidated Statements of Operations.

    As circumstances dictate, the Company assesses the recoverability of its intangible and other long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

    REVENUE RECOGNITION

    "Product sales, net" primarily consists of revenues from product shipments. For sales of Betaseron(R) (interferon beta-1b), the Company recognizes a partial share of revenues upon shipment to its marketing partner and an additional share upon the marketing partner's subsequent sale of Betaseron(R) to patients. Beginning in July 1997, the contractual terms under which Chiron recognizes Betaseron(R) revenues changed, with a larger portion of revenues recognized when the marketing partner realizes sales, rather than upon Chiron's initial shipment.

    "Equity in earnings of unconsolidated joint businesses" represents the Company's share of the operating results generated by its commercial joint businesses. "Collaborative agreement revenues" are earned and recognized based upon work performed or upon the attainment of specified milestones. Under contracts where reimbursement is based upon work performed, the related research and development expenses were $61.9 million, $79.5 million and $103.8 million in 1998, 1997 and 1996, respectively. "Royalty and license fee revenues" consist of product royalty payments and fees under license agreements and are recognized when earned. "Other revenues" consist primarily of fees for sales and marketing services performed, commission fees

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and grants from government agencies, and are recognized when earned. In 1997, "Other revenues" also included revenue related to Chiron's co-promotion of Novartis AG's product Aredia(R) which was recognized, in part, based on the percentage of effort expended.

    ADVERTISING EXPENSES

    The Company expenses the costs of advertising, which also includes promotional expenses, as incurred. Advertising expenses for the years ended December 31, 1998, 1997 and 1996 were $12.2 million, $7.1 million and $11.0 million, respectively.

    INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

    STOCK-BASED COMPENSATION

    As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with SFAS 123, the Company has provided in Note 12 the pro forma disclosures of the effect on net income and earnings per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

    FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's foreign subsidiaries and equity investments are generally measured using the local currency as the functional currency. Accordingly, the assets and liabilities of the Company's foreign subsidiaries and equity investments are translated into U.S. dollars using the exchange rates in effect at the end of the period. Revenues and expenses are translated using the average exchange rates for the period. Adjustments resulting from currency translations are included in "Other comprehensive income
(loss)." Gains and losses resulting from currency transactions are recognized in current operations.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes derivative financial instruments, including forward foreign currency contracts, foreign currency option contracts and cross currency interest rate swaps, to reduce foreign exchange and interest rate risks. Derivative financial instruments are not used for trading or speculative purposes. The Company's control environment includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency hedging activities. Counterparties to the Company's hedging agreements are major financial institutions. The Company manages the risk of counterparty default on its derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. Chiron has not experienced any losses due to counterparty default.

    CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash investments and trade accounts receivable. The Company invests cash, which is not required for immediate operating needs, in a diversified portfolio of financial instruments issued by institutions with investment-grade credit ratings. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. The Company has not realized any significant losses on these investments.

    The Company has not experienced any significant credit losses from its accounts receivable from joint business partners or collaborative research agreements, and none are currently expected. Other accounts receivable arise from product sales to customers. The Company performs ongoing credit evaluations of these customers and generally does not require collateral. The Company maintains reserves for potential trade receivable credit losses, and such losses have been within management's expectations.

    COMPREHENSIVE INCOME

    In accordance with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), the Company has displayed the components of "Other comprehensive income
(loss)" and "Comprehensive income," in the accompanying Consolidated Statements of Comprehensive Income. Unless otherwise noted, the components of the Company's "Other comprehensive income (loss)" and "Comprehensive income" have no tax effect as the Company makes no provision for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 2--EARNINGS PER COMMON SHARE

    Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares result from (i) the assumed exercise of outstanding stock options, warrants and equivalents which are included under the treasury-stock method; and (ii) performance units (see Note
12) to the extent that dilutive shares are assumed issuable.

    The following table sets forth the computation for basic and diluted earnings per share for the years ended December 31:

                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Weighted-average common shares outstanding...........................    177,587    173,524    169,347
Effect of dilutive securities:
  Options and equivalents............................................      2,956      4,219      7,450
  Warrants...........................................................        190        204        297
  Performance units..................................................         --         41         10
                                                                       ---------  ---------  ---------
Weighted-average common shares outstanding plus assumed
  conversions........................................................    180,733    177,988    177,104
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Options to purchase 10.1 million shares, 7.8 million shares and 2.1 million shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 1998, 1997 and 1996, respectively. These options were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

    Also excluded from the computations of diluted earnings per share were 12.0 million shares of common stock issuable upon conversion of the Company's convertible subordinated debentures (see Note 10) as the average conversion price was greater than the average market price for all periods presented.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 3--SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    1998         1997         1996
                                                                 -----------  -----------  -----------
                                                                            (IN THOUSANDS)
Interest paid..................................................  $    14,322  $    19,973  $    19,354
Income taxes paid..............................................  $    18,350  $    10,792  $    14,505

Noncash investing and financing activities:
  Acquisitions:
    Cash acquired..............................................  $    57,119  $        --  $        --
    Fair value of all other assets acquired....................      206,922           --        2,143
    Liabilities assumed........................................      (33,815)          --       (1,769)
    Acquisition costs..........................................       (1,180)          --           --
    Carrying value of original investment......................     (117,157)          --           --
                                                                 -----------  -----------  -----------
  Total cash paid..............................................  $   111,889  $        --  $       374
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------

NOTE 4--DISCONTINUED OPERATIONS

    On November 30, 1998, Chiron completed the sale of Chiron Diagnostics to Bayer for $1,013.8 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Agreement"), dated September 17, 1998, among Chiron, Chiron Diagnostics and Bayer. In accordance with APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," Chiron Diagnostics is reported as a discontinued operation for all periods presented in the accompanying Consolidated Statements of Operations. Chiron has agreed to provide customary indemnities under the terms of the Agreement.

    In connection with the sale of Chiron Diagnostics, Chiron granted to Chiron Diagnostics rights under certain Chiron patents, including non-exclusive rights to patents relating to human immunodeficiency virus ("HIV") and hepatitis C virus. In exchange for these rights, Chiron Diagnostics paid to Chiron $100.0 million which is refundable in decreasing amounts over a period of three years. In 1998, Chiron recognized revenues of $13.3 million which represents the portion of the $100.0 million payment which became non-refundable during 1998. The Company anticipates recognizing the remaining revenue over a period of three years as follows: $39.2 million in 1999, $29.2 million in 2000 and $18.3 million in 2001. Also in connection with the sale of Chiron Diagnostics, Chiron recognized net revenues of $12.5 million in exchange for granting Bayer a license to use, reproduce and sell certain technology developed by Chiron's informatics business.

    As a result of the sale of Chiron Diagnostics, certain technology rights, which the Company had utilized in its blood testing and diagnostics businesses, were no longer being utilized across

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 4--DISCONTINUED OPERATIONS (CONTINUED) a broad base of technology. These rights, which had been capitalized as intangible assets, were expensed against the gain on disposal of discontinued operations as the impairment of the rights was a direct result of the sale of Chiron Diagnostics. At the time of sale, these rights had a net book value of $9.5 million. Under the terms of the Agreement, Chiron and Bayer agreed to share certain future milestone payments related to this technology. Chiron's portion of these future milestone payments will be expensed as incurred.

    In connection with the sale of Chiron Diagnostics, the Company recorded deferred tax assets of $20.0 million. The Company also recorded a corresponding valuation allowance of $20.0 million to offset these deferred tax assets. The future recognition of these deferred tax assets will be reported as a component of "Income (loss) from discontinued operations." Chiron reduced its valuation allowance related to Chiron Diagnostics' domestic and foreign deferred tax assets by $45.5 million in the third quarter of 1998, as the sale to Bayer made it more likely than not that the deferred tax assets would be realized. Included in the $45.5 million was $3.7 million of foreign deferred tax assets recognized in accordance with Emerging Issues Task Force ("EITF") Issue No. 93-17, "Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That Is Accounted for as a Discontinued Operation" ("EITF 93-17").

    On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to B&L for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement, dated October 21, 1997, between Chiron and B&L. Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million were retained by the Company upon the completion of the sale. Additionally, the Company agreed to provide customary indemnities under the terms of the agreement.

    For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets which were occupied at closing on a rent-free basis. As of December 31, 1998, the real estate assets are recorded in the accompanying Consolidated Balance Sheets as "Other current assets." In the first quarter of 1998, the Company recorded a $13.6 million adjustment to record the real estate assets at their estimated fair value, determined on the basis of independent appraisals, less costs to sell. This adjustment was recorded as a reduction to the "Gain on disposals of discontinued operations" in the accompanying Consolidated Statements of Operations for the year ended December 31, 1998.

    In 1998, Chiron Diagnostics recognized total revenues of $527.7 million. In 1997 and 1996, Chiron Diagnostics and Chiron Vision, collectively, recognized total revenues of $800.2 million and $775.7 million, respectively. "Income from discontinued operations" in the accompanying Consolidated Statements of Operations is reported net of income tax provisions of $0.1 million, $2.9 million and $18.6 million in 1998, 1997 and 1996, respectively. In addition, included in

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 4--DISCONTINUED OPERATIONS (CONTINUED)
"Income from discontinued operations" is approximately $16.4 million of net income recognized by Chiron Diagnostics from September 17, 1998 to November 30, 1998 and $3.8 million of net income recognized by Chiron Vision from October 21, 1997 to December 28, 1997. "Gain on disposals of discontinued operations" in the accompanying Consolidated Statements of Operations for the year ended December 31, 1998 is reported net of a provision for income taxes of $200.7 million on the disposals of Chiron Vision and Chiron Diagnostics. "Gain on disposals of discontinued operations" in the accompanying Consolidated Statements of Operations for the year ended December 31, 1997 represents deferred tax benefits of $15.2 million related to the disposal of Chiron Vision. The accompanying Consolidated Balance Sheets include the net assets of discontinued operations, including the Chiron Vision real estate assets, as follows at December 31:

                                                                                 1998         1997
                                                                              -----------  -----------
                                                                                   (IN THOUSANDS)
Accounts receivable, net....................................................  $        --  $   191,701
Inventories.................................................................           --      122,160
Other current assets (assets held for sale).................................       11,500           --
Property, plant, equipment and leasehold improvements, net..................           --      254,001
Purchased technology, net...................................................           --       25,068
Other intangible assets, net................................................           --       53,925
Accounts payable and other current liabilities..............................           --     (113,518)
Other assets and liabilities, net...........................................           --      (71,157)
                                                                              -----------  -----------
                                                                              $    11,500  $   462,180
                                                                              -----------  -----------
                                                                              -----------  -----------

    Basic income per common share from discontinued operations was $2.52, $0.26 and $0.06 for the years ended December 31, 1998, 1997 and 1996, respectively. Diluted income per common share from discontinued operations was $2.48, $0.26 and $0.05 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 5--ACQUISITION OF CHIRON BEHRING

    Effective July 1, 1996, Chiron purchased a 49% interest in the human vaccine business of Behringwerke AG, which subsequently merged into its parent company, Hoechst AG. The total acquisition price, which was paid in cash, was approximately $120.0 million, including costs directly related to the acquisition. This amount was reflected as a component of "Investments in equity securities and affiliated companies" in the accompanying Consolidated Balance Sheet as of December 31, 1997. Of the total acquisition price, approximately $97.0 million was allocated to various intangible assets such as goodwill, trademarks and patents, and is being amortized on a straight-line basis over lives ranging from 5 to 20 years.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 5--ACQUISITION OF CHIRON BEHRING (CONTINUED)

    From July 1, 1996 through March 31, 1998 (period of mutual ownership), Chiron and Hoechst AG operated the vaccine business as a joint venture under the name Chiron Behring GmbH & Co. Chiron accounted for its 49% interest under the equity method and recognized revenue of $2.4 million, $13.8 million and $4.2 million as components of "Equity in earnings of unconsolidated joint businesses" in the accompanying Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996, respectively.

    On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring from Hoechst AG. The purchase price of approximately $113.1 million, including acquisition costs, was allocated to the acquired assets and liabilities assumed based upon their estimated fair value on the date of acquisition. In connection with the acquisition, liabilities assumed were as follows:

                                                                    (IN THOUSANDS)
                                                                    --------------
Cash acquired.....................................................   $     57,119
Fair value of all other assets acquired...........................        206,922
Carrying value of original investment in Chiron Behring...........       (117,157)
Cash paid.........................................................       (111,889)
Acquisition costs.................................................         (1,180)
                                                                    --------------
Liabilities assumed...............................................   $     33,815
                                                                    --------------
                                                                    --------------

    At the time of acquisition, Chiron expensed $1.6 million of purchased in-process technologies (the "non-recurring charge"). Other purchased intangible assets of approximately $135.0 million, including goodwill, trademarks, patents and customer list, are being amortized over their estimated useful lives of 4 to 17 years on a straight-line basis. Chiron Behring's operating results were included in Chiron's consolidated operating results beginning in the second quarter of 1998.

    The following unaudited pro forma information presents the results of continuing operations of Chiron and Chiron Behring for the years ended December 31, 1998 and 1997, respectively, with pro forma adjustments as if Chiron's acquisition of the remaining 51% interest in Chiron Behring had been consummated as of January 1, 1997. The pro forma information does not purport to be indicative of what would have occurred had the acquisition

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 5--ACQUISITION OF CHIRON BEHRING (CONTINUED) been made as of those dates or of results which may occur in the future. The unaudited pro forma information is as follows:

                                                                               1998         1997
                                                                            ----------  -------------
                                                                                 (IN THOUSANDS,
                                                                             EXCEPT PER SHARE DATA)
                                                                                   (UNAUDITED)
Total revenues............................................................  $  770,634   $   733,855
Income from continuing operations before the non-recurring charge.........  $   78,128   $    34,282
Pro forma income per share from continuing operations before the non-recurring charge:
  Basic...................................................................  $     0.44   $      0.20
  Diluted.................................................................  $     0.43   $      0.19

NOTE 6--RESTRUCTURING AND REORGANIZATION CHARGES

    During 1998, Chiron incurred restructuring and reorganization charges related to the integration of the Company's worldwide vaccines operations, the closure of the Company's Puerto Rico and St. Louis, Missouri facilities, as well as the Company's ongoing rationalization of its business operations. As a result of these initiatives, Chiron recognized net restructuring and reorganization expenses from continuing operations of $26.8 million, consisting primarily of termination and other employee-related costs related to the elimination of 400 positions in sales, marketing and other administrative, manufacturing, research and development functions and facility-related costs. Employee termination costs include wage continuation, advance notice pay and medical and other benefits. As of December 31, 1998, 167 employees had been terminated. Facility-related costs include losses on disposal of property, plant and equipment, lease payments and other related costs. In addition, the Company recognized a $3.7 million benefit due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility. There were no other significant non-cash adjustments to the Company's restructuring and reorganization liabilities during 1998.

    Included in "Income from discontinued operations" in the accompanying Consolidated Statements of Operations were restructuring and reorganization charges of $19.1 million and $3.3 million in 1998 and 1997, respectively. These charges related to the rationalization of the Company's IN VITRO diagnostics business operations and primarily consisted of employee termination costs related to the termination of 331 employees, all of which were terminated as of December 31, 1998. The Company retained $4.5 million of accrued restructuring charges upon the completion of the sale of Chiron Diagnostics to Bayer.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 6--RESTRUCTURING AND REORGANIZATION CHARGES (CONTINUED)
    The current status of the accrued restructuring charges is summarized as follows:

                                                                                AMOUNT
                                                                AMOUNT OF      UTILIZED     AMOUNT TO
                                               RESTRUCTURING      TOTAL        THROUGH     BE UTILIZED
                                                  ACCRUAL     RESTRUCTURING    DEC. 31,     IN FUTURE
                                               DEC. 31, 1997     CHARGE          1998        PERIODS
                                               -------------  -------------  ------------  -----------
Employee-related costs.......................   $        --    $    23,334    $    7,944    $  15,390
Puerto Rico facility.........................         3,695         (3,695)           --           --
Other facility-related costs.................            --          7,115         3,184        3,931
                                               -------------  -------------  ------------  -----------
                                                      3,695         26,754        11,128       19,321
Discontinued operations......................         3,162         19,068        17,755        4,475
                                               -------------  -------------  ------------  -----------
                                                $     6,857    $    45,822    $   28,883    $  23,796
                                               -------------  -------------  ------------  -----------
                                               -------------  -------------  ------------  -----------

    The Company's restructuring and reorganization accruals, which are included as a component of "Other current liabilities" in the accompanying Consolidated Balance Sheets, are expected to be substantially settled within twelve months of accruing the related charges. The Company anticipates that it will record additional restructuring and reorganization liabilities in future periods as it continues to create a simpler, more efficient operating structure for the organization.

NOTE 7--RESEARCH AND DEVELOPMENT ARRANGEMENTS

    Chiron participates in a number of research and development arrangements with other pharmaceutical and biotechnology companies to develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research efforts, and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. Chiron may also be required to make payments to certain collaborative partners upon their achievement of specified milestones. Aggregate annual funding commitments under collaborative arrangements are $9.2 million in 1999, $5.0 million in 2000 and an insignificant amount thereafter.

    In connection with certain research and development arrangements, the Company may invest in equity securities of its collaborative partners. The price of these securities is subject to significant volatility. In 1998, 1997 and 1996, Chiron recognized losses of $8.4 million, $1.2 million and $1.5 million, respectively, attributable to the other-than-temporary impairment of certain of these equity securities.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 8--RELATED PARTY TRANSACTIONS AND JOINT BUSINESS ARRANGEMENT

    NOVARTIS AG

    The Company has an alliance with Novartis AG ("Novartis"), a life sciences company headquartered in Basel, Switzerland. Novartis was formed as a result of a December 1996 merger between Ciba-Geigy Limited ("Ciba") and Sandoz Limited. Under a series of agreements between Chiron and Novartis, effective January 1995, Novartis increased its ownership interest in the Company to 49.9%. As a result of subsequent stock issuances by the Company, Novartis' ownership interest in Chiron has been reduced to approximately 44% as of December 31, 1998.

    In January 1995, Chiron and Novartis entered into a Governance Agreement whereby Novartis agreed not to increase its ownership interest in the Company above 49.9% before January 15, 2000. Thereafter, Novartis agreed not to increase its ownership interest in the Company above 55% unless it acquires all of Chiron's outstanding capital stock in a "buy-out transaction"; such buy-out transaction cannot occur before January 5, 2001. Novartis may exceed these standstill amounts and increase its ownership interest up to 79.9% if the transaction is approved by a majority of the independent members of Chiron's Board of Directors. Under the terms of the Governance Agreement, Novartis is permitted to designate three members of Chiron's Board of Directors.

    In December 1995, Chiron and Novartis entered into a Limited Liability Company agreement (the "R&D Funding Agreement"). Under the terms of this agreement, Novartis agreed to fund certain research and development projects including certain adult and pediatric vaccines and Insulin-Like Growth Factor-I ("IGF-I"). In December 1997, this agreement was amended to include research and development activities related to Factor VIII gene therapy and Herpes Simplex Virus-thymidine kinase ("HSV-tk"). Under this agreement, in 1998, 1997 and 1996, Chiron recognized collaborative agreement revenues of $54.4 million, $53.3 million and $72.0 million, respectively.

    In accordance with the terms of the R&D Funding Agreement, the amount of funding provided by Novartis is subject to annual limits, not to exceed an aggregate $250.0 million. At Chiron's option, this aggregate limit may be increased to $300.0 million, in exchange for a reduction in the maximum borrowing amount under the credit facilities that are guaranteed by Novartis. In 1999, the amount of R&D funding provided by Novartis is limited to $43.3 million.

    In consideration of the funding provided by Novartis under the R&D Funding Agreement, Novartis has an interest in a stream of variable royalties in future worldwide sales from certain adult and pediatric vaccines, IGF-I, Factor VIII and HSV-tk (the "Products"), if any, which are successfully developed. Novartis also has co-promotional rights, in countries other than in North America and Europe, for certain adult vaccines. Royalties on all specified products will be paid for a minimum of 10 years from the later of October 1, 2001 or the date of the first commercial sale of individual products covered by the R&D Funding Agreement, as amended.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 8--RELATED PARTY TRANSACTIONS AND JOINT BUSINESS ARRANGEMENT (CONTINUED) Chiron has the right, but not the obligation, to buy-out Novartis' interests in the Products for a price equal to the aggregate amount of R&D funding provided by Novartis, less any payments to or profits earned by Novartis in connection with the Products, plus interest at the London Interbank Offered Rate ("LIBOR"). Chiron must notify Novartis by January 1, 2002 as to whether it will exercise its buy-out right and will have until January 1, 2005 to tender the purchase price for the buy-out.

    Under the terms of an Investment Agreement, Novartis agreed to guarantee certain obligations of the Company under one or more revolving credit facilities through January 1, 2008. The principal amount of indebtedness under the guaranteed credit facilities may not exceed $425.0 million and may be reduced by $1.50 for each $1.00 of additional R&D funding requested by Chiron (up to $50.0 million of additional funding under the R&D Funding Agreement discussed above). In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million. In exchange for this increase, the amount of Chiron's common stock required to be purchased by a Novartis affiliate (at Chiron's request) would be reduced by an equal amount. Under the Investment Agreement, Novartis had guaranteed $152.9 million of Chiron's operating lease commitments as of December 31, 1998.

    In connection with the sale of Chiron Diagnostics to Bayer, a promissory note originated between Chiron Diagnostics and Novartis was transferred to and assumed by the Company. The note payable to Novartis bears interest at a variable rate based on LIBOR (approximately 5.6% and 6.0% at December 31, 1998 and 1997, respectively) and is due on January 1, 2000. As of December 31, 1998 and 1997, the outstanding amount was $63.9 million and $60.6 million, respectively, including accrued interest.

    Under the terms of a November 1995 agreement with Novartis, Novartis agreed to pay $26.0 million over a five-year period, subject to certain adjustments, in exchange for a non-exclusive license to utilize Chiron's combinatorial chemistry techniques. In addition, the parties agreed to collaborate to utilize combinatorial chemistry technology to identify potential products in selected target areas. The agreement provides for research funding by Novartis, and certain upfront milestone and royalty payments, as well as product commercialization rights for both parties. In connection with this agreement, Chiron recognized collaborative agreement revenues of $6.0 million, $10.2 million and $9.4 million, in 1998, 1997 and 1996, respectively.

    In November 1996, in connection with the U.S. Federal Trade Commission's review of the merger between Ciba and Sandoz Limited, which created Novartis, Chiron and Novartis entered into a consent order pursuant to which Chiron agreed to grant a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents relating to the HSV-tk gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provides, among other things, for certain cross licenses between Chiron and Novartis, and under which, beginning in 1997, Novartis agreed to pay Chiron up to $60.0 million over five years. In

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 8--RELATED PARTY TRANSACTIONS AND JOINT BUSINESS ARRANGEMENT (CONTINUED) connection with the agreement, Chiron recognized collaborative agreement revenues of $15.0 million in both 1998 and 1997.

    From 1994 through April 1998, Chiron promoted Aredia(R) (pamidronate disodium for injection) on behalf of Novartis. In April 1998, the arrangement was terminated. In connection with the arrangement, in 1998, 1997 and 1996, Chiron recognized other revenues of $9.8 million, $43.6 million and $30.2 million, respectively.

    LOAN TO EXECUTIVE OFFICER

    In June 1998, the Company provided a loan of $1.0 million to a senior executive officer. The loan, which is non-interest bearing, is secured by a primary deed of trust on real estate. Principal is payable in annual installments of $0.05 million over a period of ten years, with the outstanding principal balance due in full on June 22, 2008. As of December 31, 1998, the amount outstanding on the loan was $1.0 million.

    ORTHO-CLINICAL DIAGNOSTICS, INC.

    In 1989, Chiron entered into an agreement with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson ("J&J") company, to jointly develop, manufacture and market certain immunoassay diagnostic products. Under the terms of the agreement, Chiron receives 50% of the pretax operating profits of the joint business and is reimbursed for its continuing research, development and manufacturing costs. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. The joint business also holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from several companies, including Abbott Laboratories, Pasteur Sanofi Diagnostics and Genelabs Diagnostic, Inc., for their sales of certain tests.

    Chiron records its share of profits from the Chiron-Ortho joint business on a one-month lag using estimates provided by Ortho. At the end of each year, the joint business records an annual inventory adjustment. Included in Chiron's share of the profits in 1998, 1997 and 1996, were annual inventory adjustments of ($4.1) million, $0.8 million and $3.8 million, respectively. Profit sharing distributions are payable to Chiron within 90 days after the end of each quarter. At December 31, 1998 and 1997, $22.1 million and $22.8 million, respectively, were due from Ortho for profit sharing and reimbursement of costs. In 1998, 1997 and 1996, Chiron's 50% share of the profits from the joint business, which is recorded as a component of "Equity in earnings of unconsolidated joint businesses," was $73.5 million, $92.9 million and $95.8 million, respectively. Revenues recognized under the cost reimbursement portion of the agreement in 1998, 1997 and 1996 for product sales were $20.6 million, $20.1 million and $15.0 million, respectively, and for collaborative research were $5.0 million, $7.1 million and $8.6 million, respectively.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS

    MARKETABLE SECURITIES

    In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has classified its investments in certain debt and equity securities as "available-for-sale." Such investments are recorded at fair value based upon year-end quoted market prices, with unrealized gains and losses, deemed by the Company as temporary in nature, reported as a separate component of other comprehensive income or loss.

    Available-for-sale securities consist of the following at December 31:

                                                      1998                                            1997
                                ------------------------------------------------  --------------------------------------------
                                 ADJUSTED   UNREALIZED   UNREALIZED      FAIR     ADJUSTED  UNREALIZED   UNREALIZED     FAIR
                                   COST       GAINS        LOSSES       VALUE       COST      GAINS        LOSSES      VALUE
                                ----------  ----------   ----------   ----------  --------  ----------   ----------   --------
                                                                        (IN THOUSANDS)
U.S. Government...............  $  184,992    $   61      $  (213)    $  184,840  $ 22,606   $     8      $   (37)    $ 22,577
Mortgage-backed...............          --        --           --             --     1,998        --           (1)       1,997
Corporate debt................   1,311,446       416         (847)     1,311,015   180,132        12         (132)     180,012
                                ----------  ----------   ----------   ----------  --------  ----------   ----------   --------
                                 1,496,438       477       (1,060)     1,495,855   204,736        20         (170)     204,586
Equity........................      13,973     6,358       (1,004)        19,327    21,804    12,529       (3,383)      30,950
                                ----------  ----------   ----------   ----------  --------  ----------   ----------   --------
                                $1,510,411    $6,835      $(2,064)    $1,515,182  $226,540   $12,549      $(3,553)    $235,536
                                ----------  ----------   ----------   ----------  --------  ----------   ----------   --------
                                ----------  ----------   ----------   ----------  --------  ----------   ----------   --------

    These securities are classified in the accompanying Consolidated Balance Sheets as follows at December 31:

                                                            1998          1997
                                                        ------------  ------------
                                                              (IN THOUSANDS)
Cash equivalents......................................  $    419,156  $     44,597
Short-term investments in marketable debt
  securities..........................................       716,630        84,588
Noncurrent investments in marketable debt
  securities..........................................       360,069        75,401
Investments in equity securities......................        19,327        30,950
                                                        ------------  ------------
                                                        $  1,515,182  $    235,536
                                                        ------------  ------------
                                                        ------------  ------------

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The cost and estimated fair value of available-for-sale debt securities by contractual maturity consist of the following at December 31, 1998:

                                                          ADJUSTED        FAIR
                                                            COST         VALUE
                                                        ------------  ------------
                                                              (IN THOUSANDS)
Due in one year or less...............................  $  1,135,950  $  1,135,786
Due in one to five years..............................       360,488       360,069
                                                        ------------  ------------
                                                        $  1,496,438  $  1,495,855
                                                        ------------  ------------
                                                        ------------  ------------

    OTHER FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of the Company's financial instruments, other than those accounted for in accordance with SFAS 115, are as follows at December 31:

                                                    1998                  1997
                                            --------------------  --------------------
                                            CARRYING     FAIR     CARRYING     FAIR
                                             AMOUNT      VALUE     AMOUNT      VALUE
                                            ---------  ---------  ---------  ---------
                                                          (IN THOUSANDS)
ON-BALANCE SHEET FINANCIAL INSTRUMENTS:
Nonmarketable equity investments
  (accounted for under the cost method)...  $   8,129  $  12,916  $   6,596  $   9,694
  Notes receivable........................      2,317      2,317     14,697     14,497
  Deposits................................      2,633      2,209      4,449      3,936
  Foreign currency option contracts.......        260        260      2,929      2,929
  Due from cross currency interest rate
    swaps.................................      8,506      7,440     19,236     15,807
  Long-term debt:
    Convertible subordinated debentures...    335,070    354,206    327,243    334,078
    Notes payable.........................     68,541     68,541     67,062     67,062

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
  Cross currency interest rate swaps......         --      1,808         --     16,002
  Due from forward foreign currency
    contracts.............................         --         --         --        569

    The fair value estimates provided above are based on information available at December 31, 1998 and 1997. Considerable judgment is required in interpreting market data to develop the estimates of fair value. As such, these estimated fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

    The fair value of nonmarketable equity investments that are accounted for under the cost method is primarily based on estimated market prices determined by a broker. The carrying

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) values of variable rate notes receivable and notes payable approximate fair value due to the market-based nature of these instruments. The fair value of the deposits is based on the discounted value of expected future cash flows using current rates for assets with similar maturities. The fair value of the receivables from cross currency interest rate swaps is based on the discounted value of expected future cash flows using current rates. The fair value of convertible subordinated debentures is based on the market price at the close of business on the last day of the fiscal year. The fair values of the foreign currency option contracts and the cross currency interest rate swaps are based on estimated market prices, determined by a broker. The carrying value of the receivables from forward foreign currency contracts approximates fair value based on the short-term nature of these contracts. Included in current assets and current liabilities are certain other financial instruments whose carrying values approximate fair value due to the short-term nature of such instruments.

    FOREIGN CURRENCY CONTRACTS

    A significant portion of the Company's operations consists of manufacturing and sales activities in western European countries. As a result, the Company's financial results may be affected by changes in the foreign currency exchange rates of those related countries.

    Forward foreign currency contracts ("forwards"), generally having average maturities of three months or less, are used to hedge material foreign currency denominated receivables and payables. Forwards are generally marked-to-market at the end of each quarter with gains or losses recorded as a component of "Other income, net," in the accompanying Consolidated Statements of Operations to offset gains or losses on foreign currency denominated receivables and payables. Outstanding notional amounts of the Company's forwards were $14.7 million and $46.1 million at December 31, 1998 and 1997, respectively.

    Foreign currency transaction gains and losses from continuing operations, net of the impact of hedging, were not significant in 1998, 1997 or 1996.

    The Company purchases foreign currency option contracts ("options") to reduce the exchange rate impact of a strengthening U.S. dollar on the underlying hedged amounts. These options are designated and effective as hedges of a portion of probable foreign currency exposure on anticipated intercompany inventory purchases over the next six months by subsidiaries with functional currencies other than the U.S. dollar. The cost of the options, which is recorded as a component of "Other current assets" in the accompanying Consolidated Balance Sheets, is deferred and amortized over the relevant term of the period hedged. The Company's financial exposure is limited to the amount paid for the options. Any resulting gains from these option contracts are deferred until the designated intercompany transactions are recorded, and are recognized as a component of "Other income, net," in the accompanying Consolidated Statements of Operations. Outstanding notional amounts of the Company's options were $55.6 million and $111.3 million at December 31, 1998 and 1997, respectively.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    CROSS CURRENCY INTEREST RATE SWAPS

    The Company selectively enters into cross currency interest rate swaps ("swaps") with major financial institutions to modify the interest and/or currency characteristics of certain assets and liabilities. These swap agreements involve the exchange of interest payments denominated in different currencies, based upon the terms described in the swap agreements. The net difference between the interest amounts paid and received is recognized as a component of "Other income, net," in the accompanying Consolidated Statements of Operations. The related interest amount payable or receivable from the major financial institutions is included as a component of other current liabilities or assets. Currency translation fluctuations in the underlying assets and liabilities, as well as changes in the value of the related swaps are reflected in other comprehensive income or loss. Outstanding notional amounts of the Company's swaps were $226.8 million and $139.1 million at December 31, 1998 and 1997, respectively, as described below.

    In April 1998, the Company entered into a series of swap agreements to fix the interest and currency exchange rate exposures associated with the Company's wholly owned German subsidiary. The swaps mature in April 2003 and are based on an aggregate notional amount of $114.2 million. There is no exchange of principal amounts upon maturity. The agreements provide for quarterly interest payments based on a fixed Deutsche mark rate of 4.7% while receiving quarterly interest payments based on a fixed U.S. dollar rate of 4.8%.

    In November 1998, in connection with the sale of Chiron Diagnostics, the Company terminated a swap agreement that was entered into in June 1997. The agreement originally had a maturity date of June 2002 with a notional amount of $26.5 million.

    In July 1996, the Company also entered into swap agreements that mature in July 2001 with an aggregate notional amount of $112.6 million. There is an exchange of principal amounts upon maturity. The Company effectively created a fixed rate Deutsche mark liability to fund certain Deutsche mark assets. The agreements provide for the Company to make quarterly interest payments based on a fixed Deutsche mark rate of 6.2% while receiving interest based on a variable rate tied to three-month U.S. dollar LIBOR plus 0.5% (5.8% and 6.2% at December 31, 1998 and 1997, respectively).

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 10--DEBT OBLIGATIONS AND CAPITAL LEASES

    Long-term debt consists of the following at December 31:

                                                               1998        1997
                                                            ----------  ----------
                                                                (IN THOUSANDS)
1.9% convertible subordinated debentures..................  $  242,074  $  236,202
5.25% convertible subordinated debentures.................      92,996      91,041
Capital lease obligations.................................         144       4,316
Note payable to Novartis..................................      63,945      60,566
Other notes payable.......................................       4,596       9,347
                                                            ----------  ----------
                                                               403,755     401,472
Less current portion......................................     (65,597)     (4,255)
                                                            ----------  ----------
                                                            $  338,158  $  397,217
                                                            ----------  ----------
                                                            ----------  ----------

    CONVERTIBLE SUBORDINATED DEBENTURES

    In 1993, Chiron issued 1.9% convertible subordinated debentures with a face value of $253.9 million and a yield to maturity of 4.5%. The notes are convertible, at the holders' option, into common stock at 34.6 shares per $1,000 principal amount and are due in November 2000. Interest is paid semi-annually. The Company may redeem the debentures at any time, at a redemption price starting at $905.78 per $1,000 principal amount increasing to a redemption price equal to 100% of the principal amount at maturity. The debentures are carried net of an initial issue discount of $39.3 million, which is being accreted over the life of the debentures using the interest method. At December 31, 1998 and 1997, Novartis held debentures with a carrying value of $9.6 million and $9.4 million, respectively.

    As a result of the 1991 acquisition of Cetus Corporation ("Cetus"), the Company has outstanding 5.25% convertible subordinated debentures with a face value of $100.0 million. The notes are convertible at the holder's option at any time into common stock at 32.4 shares per $1,000 principal amount and are due in 2002. Interest is paid annually. At the option of the Company, the debentures may be redeemed at any time at face value. In 1991, these debentures were recorded at their then fair market value which resulted in a discount of $20.0 million. This discount is being accreted over the life of the debentures using the interest method.

    CAPITAL LEASE OBLIGATIONS

    At December 31, 1998 and 1997, the gross book value of land, buildings and equipment leased under noncancelable capital leases, exclusive of amounts related to discontinued operations, totaled $3.3 million. As of December 31, 1998 and 1997, accumulated depreciation totaled $2.8 million and $2.3 million, respectively.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 10--DEBT OBLIGATIONS AND CAPITAL LEASES (CONTINUED)
    NOTES PAYABLE

    The note payable to Novartis bears interest at a variable rate based on LIBOR (approximately 5.6% and 6.0% at December 31, 1998 and 1997, respectively) and is due with accrued interest on January 1, 2000.

    The Company has various other notes payable with an average interest rate of 4.2% and 5.0% at December 31, 1998 and 1997, respectively. Maturities range from 2001 to 2003. Future maturities of other notes payable are as follows:
1999--$1.5 million, 2000--$1.5 million, 2001-- $1.5 million and $0.1 million thereafter.

    SHORT-TERM BORROWINGS

    Under a revolving, committed, unsecured credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis (refer to Note 8) and provides various borrowing rate options, as defined in the agreement. This credit facility matures in February 2003. There were no borrowings outstanding under this credit facility at December 31, 1998. The Company had an additional credit agreement which expired unused, in March 1999.

    Additionally, the Company has credit facilities available outside the U.S. that allow for total borrowings of $64.2 million as of December 31, 1998. These revolving facilities are unsecured and are primarily maintained for Chiron's Italian subsidiary. At December 31, 1998, $17.6 million was outstanding under these credit facilities. In 1998 and 1997, the average interest rates on the outstanding borrowings related to continuing operations were approximately 4.4% and 6.5%, respectively.

NOTE 11--COMMITMENTS AND CONTINGENCIES

    LEASES

    Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases which expire through 2037. Rent expense from continuing operations was $22.3 million, $12.3 million and $12.0 in 1998, 1997 and 1996, respectively. Future minimum lease payments under these leases are as follows: 1999--$26.6 million, 2000-- $27.0 million, 2001--$21.4 million, 2002--$15.5 million, 2003--$10.8 million and thereafter-- $14.4 million. Total future minimum rentals to be received under noncancelable subleases approximate $6.3 million as of December 31, 1998.

    In addition, in June 1996, the Company entered into a seven-year lease agreement with a group of financial institutions to rent a research and development facility. The total cost of the facility covered by this lease is estimated to be $172.6 million of which $152.9 million had been incurred as of December 31, 1998. The lease provides for a substantial residual value guarantee

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED) in the event of market value declines which is due upon termination of the lease in 2003. At the end of the lease, the Company can either exercise its purchase option or cause the facility to be sold to a third party. This lease is accounted for as an operating lease. The future minimum lease payments stated above exclude any payment related to this guarantee. As of December 31, 1998, Novartis had guaranteed $152.9 million of this lease commitment (refer to Note
8).

    CETUS HEALTHCARE LIMITED PARTNERSHIPS

    In 1987 and 1990, Cetus and its affiliate, EuroCetus International N.V., exercised their options to repurchase all of the limited partnership interests in Cetus Healthcare Limited Partnership ("CHLP") and Cetus Healthcare Limited Partnership II ("CHLP II"). Under the CHLP purchase agreements, which expire on December 31, 2001, the Company is obligated to pay royalties on sales of certain therapeutic products in the U.S. and certain diagnostic products worldwide, as well as a portion of license, distribution or other fees with respect to such products, to the former limited partners of CHLP. Under the CHLP II purchase agreements, which expire on December 31, 2005, the Company is obligated to pay royalties and a portion of other income with respect to sales of certain products in Europe to the former limited partners of CHLP II. The Company is unable to estimate future costs subject to this obligation due to the inherent uncertainties as to the likelihood of any product specified in the agreements continuing to be commercially viable.

    OTHER COMMITMENTS

    Effective July 1, 1998, Chiron and International Business Machines Corporation ("IBM") executed a ten-year information technology services agreement. Under this agreement, IBM agreed to provide Chiron with a full range of information services. Chiron can terminate this agreement beginning July 1, 1999 subject to certain termination charges. If Chiron does not terminate this agreement prior to expiration, payments to IBM are expected to be approximately $138.8 million in the aggregate. Through July 1, 1999, Chiron's payments to IBM will total $19.3 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM.

    The Company has various firm purchase commitments totaling approximately $3.4 million at December 31, 1998. Contingent liabilities, both individually and in the aggregate, are insignificant at December 31, 1998.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 12--STOCKHOLDERS' EQUITY

    STOCK SPLIT

    In 1996, Chiron's Board of Directors declared a 4-for-1 stock split effected in the form of a dividend on the Company's common stock that was distributed on August 2, 1996, to stockholders of record on July 19, 1996. As a result, the Company increased its common stock balance by $1.3 million for the par value of the common stock issued to effect the stock split and correspondingly reduced additional paid-in capital. The exercise prices for all warrants and stock options and the convertible bond conversion rates were adjusted for the effect of the split.

    STOCK COMPENSATION PLANS

    At December 31, 1998, the Company has two stock-based compensation plans, which are described below. The Company applies APB 25 and related
Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards and share rights.

    Had compensation cost for the Company's stock-based plans been determined based upon the fair value method prescribed under SFAS 123, the Company's net income and related net income per share would have been reduced to the following pro forma amounts:

                                                        1998       1997       1996
                                                      ---------  ---------  ---------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Net income:
  As reported.......................................  $ 524,113  $  71,219  $  55,145
  Pro forma.........................................  $ 500,681  $  46,318  $  27,579
Basic net income per share:
  As reported.......................................  $    2.95  $    0.41  $    0.33
  Pro forma.........................................  $    2.82  $    0.27  $    0.16
Diluted net income per share:
  As reported.......................................  $    2.90  $    0.40  $    0.31
  Pro forma.........................................  $    2.77  $    0.26  $    0.16

    FIXED STOCK OPTION PLAN

    The Company's fixed stock option plan provides for the grant to employees of either nonqualified or incentive options and provides for the grant to directors, consultants and contractors of nonqualified options. Incentive options are to be granted at not less than the fair market value of common stock at the date of grant and nonqualified options at not less than 85% of such fair market value. Options are exercisable based on vesting terms determined by Chiron's Board of Directors (generally 4 years) and option terms cannot exceed ten years.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)

    At the annual meeting of stockholders in May 1997, the stockholders approved an amendment to the Company's stock option plan, increasing the maximum number of shares that may be issued by 13.0 million shares to 50.3 million shares. Of the 13.0 million share increase, 5.0 million shares were registered with the Securities and Exchange Commission in 1997. At December 31, 1998, 7.9 million shares were available for grant.

    A summary of the stock option activity is as follows:

                                                              1998           1997           1996
                                                          -------------  -------------  -------------
Outstanding options at January 1,.......................     24,094,166     26,298,373     23,337,652
  Granted...............................................      4,688,253      6,011,061      6,582,769
  Forfeited.............................................     (4,785,345)    (3,792,954)    (1,159,973)
  Surrendered against payment by Novartis...............       (564,337)      (790,430)      (363,525)
  Exercised.............................................     (3,307,756)    (3,631,884)    (2,098,550)
                                                          -------------  -------------  -------------
Outstanding options at December 31,.....................     20,124,981     24,094,166     26,298,373
                                                          -------------  -------------  -------------
                                                          -------------  -------------  -------------
Options exercisable at December 31,.....................     12,159,676     12,351,700     11,411,534
                                                          -------------  -------------  -------------
                                                          -------------  -------------  -------------
Average exercise price of:
  Outstanding options at December 31,...................  $       17.68  $       18.08  $       16.80
  Options granted.......................................  $       17.54  $       20.96  $       22.25
  Options forfeited.....................................  $       20.35  $       19.72  $       19.11
  Options exercised.....................................  $       15.29  $       11.76  $       11.02
  Weighted-average grant-date fair value of options
    granted during the year calculated pursuant to SFAS
    123.................................................  $        7.66  $        9.34  $        8.90

    The weighted-average grant-date fair value of each option grant is estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: expected volatility of 37% for 1998 and 1997 and 35% for 1996; risk-free interest rates of 5.2%, 6.2% and 6.3% for 1998, 1997 and 1996, respectively; and an average expected life of 5 years for 1998, 1997 and 1996. No dividends were factored into the calculation in 1998, 1997 or 1996.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                                                  OPTIONS OUTSTANDING
                                       ------------------------------------------     OPTIONS EXERCISABLE
                                                        WEIGHTED-                  -------------------------
                                                         AVERAGE       WEIGHTED-                  WEIGHTED-
                                                        REMAINING       AVERAGE                    AVERAGE
                                          NUMBER       CONTRACTUAL     EXERCISE       NUMBER      EXERCISE
RANGE OF EXERCISE PRICES               OUTSTANDING        LIFE           PRICE     OUTSTANDING      PRICE
-------------------------------------  ------------  ---------------  -----------  ------------  -----------
Less than $15........................     6,214,533          6.39      $   12.95      3,591,204   $   11.92
$15 to $19...........................     5,470,994          6.40      $   17.51      4,206,561   $   17.20
$19 to $21...........................     5,197,995          8.34      $   20.75      1,827,118   $   20.70
Greater than $21.....................     3,241,459          7.05      $   24.57      2,534,793   $   24.52
                                       ------------           ---     -----------  ------------  -----------
                                         20,124,981          7.03      $   17.68     12,159,676   $   17.69
                                       ------------                                ------------
                                       ------------                                ------------

    In 1996, the stockholders approved an amendment to the Company's stock option plan, allowing certain executives to receive performance units. Performance units are stock awards for which vesting is contingent upon the attainment of certain pre-established performance goals over a specified period, as established by the Compensation Committee of the Board of Directors ("Compensation Committee"). Currently, the performance units are based on total shareholder return over a three-year period as measured against certain published benchmark indices that are representative of the Company's peer group.

    In order to qualify for a payout, Chiron's shareholder return must be within 15% of the three-year rolling weighted-average of the benchmark indices. In accordance with APB 25, compensation expense related to these awards is based on the extent to which the performance criteria are met. In 1997, the Company recognized $0.6 million of expense related to these performance units. No such expense was recognized in 1998 or 1996.

    There were no performance units awarded in 1998. In 1997 and 1996, the Company awarded performance units of 158,738 and 64,400 shares of common stock, respectively. No awards were exercisable at December 31, 1998. Pursuant to SFAS 123, the weighted-average fair value of the awards in 1997 and 1996 was $6.71 and $7.57 per unit, respectively. The weighted-average fair values were based on the following assumptions: expected volatility of 37% and 35% for 1997 and 1996, respectively; a risk-free interest rate of 6.0% for 1997 and 1996; and an average expected life of 3 years for 1997 and 1996. No dividends were factored into the calculation in 1997 or 1996.

    In 1996, the stockholders also approved an amendment to the Company's stock option plan, permitting the award of share rights to certain key individuals and non-employee

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED) directors, allowing them the right to receive shares of the Company's common stock, subject to certain vesting terms.

    In 1998, the Compensation Committee awarded non-employee directors an aggregate of 9,840 share rights that vest over five years, and also awarded certain key individuals an aggregate of 271,300 share rights that vest over four years. In 1997, the Compensation Committee awarded non-employee directors an aggregate of 12,043 share rights that vest over five years, and also awarded certain key individuals an aggregate of 319,700 share rights that vest over four years. In 1996, the Compensation Committee awarded non-employee directors an aggregate of 10,320 share rights that vest over five years and a key executive 40,000 share rights that vest at the end of five years. The value of the share rights are recognized ratably over the related vesting periods and, in 1998, 1997 and 1996, the Company recognized $2.4 million, $0.8 million and $0.1 million of compensation expense, respectively.

    EMPLOYEE STOCK PURCHASE PLAN

    Chiron has a stock purchase plan for U.S. employees in which eligible employees may participate through payroll deductions. At the end of each quarter, funds deducted from participating employees' salaries are used to purchase common stock at 85% of the lower of market value at the quarterly purchase date or the employees' eligibility date for participation. Purchases of shares made under the plan were 0.8 million, 1.4 million and 1.4 million in 1998, 1997 and 1996, respectively. In 1997, the stockholders approved a new employee stock purchase plan which effectively replaced the existing plan which was to expire in March 1998. The terms and provisions of the new plan are substantially similar to those of Chiron's previous plan. Under the new plan,
8.6 million shares have been reserved for issuance, of which 0.6 million shares represent the remaining shares reserved for issuance under Chiron's previous plan.

    Under SFAS 123, pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model and the following assumptions: expected volatility of 35%, 28% and 35% for 1998, 1997 and 1996, respectively; risk-free interest rates of 5.1%, 5.6% and 5.7% for 1998, 1997 and 1996, respectively; and an average expected life of one year for 1998, 1997 and 1996. No dividends were factored into the calculation in 1998, 1997 or 1996. The weighted-average fair value of the purchase rights granted was $5.71, $5.28 and $4.78 per share, in 1998, 1997 and 1996, respectively.

    COMMON STOCK WARRANTS

    As a result of the acquisition of Cetus, warrants to purchase 600,000 shares of Chiron common stock were outstanding at December 31, 1998. The exercise price of the warrants is $13.13 and the warrants expire in July 2001. The warrants are currently exercisable.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    NOTES RECEIVABLE FOR STOCK PURCHASES

    The notes receivable for stock purchases were due from certain key employees and resulted from the exercise of stock options. The notes were full-recourse promissory notes, bearing interest at a rate of approximately 6.0% and were primarily collateralized by the stock issued upon the exercise of the stock options. As of December 31, 1998, there were no amounts outstanding relating to notes receivable for stock purchases.

    STOCK REPURCHASE PROGRAM

    In February 1999, the Company's Board of Directors authorized the purchase of up to 2.5 million shares of Chiron common stock from time to time on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. The Board of Directors has authorized such purchases through March 2000.

NOTE 13--OTHER EMPLOYEE BENEFIT PLANS

    RETIREMENT SAVINGS PLAN

    The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit. The Company matches employee contributions according to a specified formula and contributed $4.2 million, $3.7 million and $2.7 million in 1998, 1997 and 1996, respectively.

    PENSION PLAN

    The Company has a non-contributory retirement program (the "program") covering substantially all employees of its wholly owned German subsidiary. The benefits for this program are based primarily on years of service and employee compensation. The program is considered to be a defined-benefit pension plan for accounting purposes and is not externally funded. The total pension cost was approximately $2.4 million for the year ended December 31, 1998. The assumptions used to measure the projected benefit obligation are a discount rate of 5.5% and increased compensation levels of 2.5%. Adjustments recorded to recognize the excess minimum liability resulted in a charge to other comprehensive income of $0.7 million, net of

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 13--OTHER EMPLOYEE BENEFIT PLANS (CONTINUED) income taxes of $0.1 million. Changes in the projected benefit obligation are as follows (in thousands):

Projected benefit obligation at March 31, 1998 (date of
  acquisition)............................................  $   5,722
Service cost of benefits earned during the period.........        436
Interest cost of projected benefit obligation.............        431
Amortization of prior service cost........................         24
Benefits paid.............................................        (21)
Additional minimum pension liability......................        853
Other pension-related costs...............................        298
Foreign currency translation..............................        347
                                                            ---------
Projected benefit obligation at December 31, 1998.........  $   8,090
                                                            ---------
                                                            ---------

    The components of net periodic pension cost for the year ended December 31, 1998 are as follows (in thousands):

Service cost of benefits earned during the period...........  $     436
Interest cost of projected benefit obligation...............        431
Amortization of prior service cost..........................         24
                                                              ---------
                                                              $     891
                                                              ---------
                                                              ---------

    POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES

    Effective October 1, 1997, the Company adopted the Chiron Corporation Severance Plan (the "plan") which provides certain postemployment salary and employee benefits to employees who are involuntarily terminated as a result of a workforce reduction or job elimination.

    Benefits payable under the plan are accrued when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 6).

NOTE 14--NON-OPERATING INCOME AND EXPENSE

    In August 1998, the Company sold its St. Louis, Missouri facility and related machinery and equipment assets to Genetics Institute, Inc. for $19.8 million in cash. The sale of the St. Louis facility resulted in a net gain of $1.5 million, which was included in "Gain on sale of assets" in the Consolidated Statements of Operations for the year ended December 31, 1998. At the time of the sale, the carrying amount of the St. Louis facility was $18.3 million. In 1998,

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 14--NON-OPERATING INCOME AND EXPENSE (CONTINUED)
1997 and 1996, Chiron recognized operating expenses related to the St. Louis facility of $3.2 million, $11.4 million and $11.7 million, respectively.

    In December 1998, the Company completed the sale of its 30% interest in General Injectables & Vaccines, Inc. ("GIV"), to Henry Schein, Inc. and received payment in full of certain advances made by the Company to GIV, for a total of $31.7 million in cash. The sale resulted in a net gain of $1.8 million, which was included in "Other income, net" in the Consolidated Statements of Operations for the year ended December 31, 1998.

    In September 1997, management determined that it could not find a suitable use for the Puerto Rico facility consistent with its previous expectations for the facility's use as a contract manufacturing plant. As a result, the Company reviewed the carrying amount of the Puerto Rico facility and related machinery and equipment assets for recoverability and in accordance with SFAS 121 recorded a $31.3 million impairment loss to record the facility and related machinery at their individual estimated fair market values, determined on the basis of independent appraisals. In June 1998, the Company sold the facility and related machinery and equipment assets to IPR Pharmaceuticals, Inc. for $18.5 million in cash. The sale of the Puerto Rico facility resulted in a net gain of $6.2 million, which was included in "Gain on sale of assets" in the accompanying Consolidated Statements of Operations. At the time of the sale, the carrying amount of the Puerto Rico facility was $11.1 million. In 1998, 1997 and 1996, Chiron recognized operating expenses related to the Puerto Rico facility of $2.1 million, $7.9 million and $8.1 million, respectively.

    Effective May 1, 1996, Chiron sold its 50% interest in a generic cancer chemotherapeutics business to Ben Venue Laboratories, Inc. for $14.0 million in cash. This sale resulted in a $12.2 million gain, which was included in "Other income, net" in the Consolidated Statements of Operations for the year ended December 31, 1996.

    "Interest expense" in the accompanying Consolidated Statements of Operations consists of the following for the years ended December 31:

                                                   1998        1997        1996
                                                ----------  ----------  ----------
                                                          (IN THOUSANDS)
Interest expense and related costs on
  convertible debentures......................  $  (18,682) $  (18,384) $  (18,103)
Interest expense on the note payable to
  Novartis....................................      (3,379)     (3,413)     (3,407)
Other interest expense........................      (2,612)     (9,813)     (7,976)
                                                ----------  ----------  ----------
                                                $  (24,673) $  (31,610) $  (29,486)
                                                ----------  ----------  ----------
                                                ----------  ----------  ----------

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 14--NON-OPERATING INCOME AND EXPENSE (CONTINUED)

    "Other income, net" in the accompanying Consolidated Statements of Operations consists of the following for the years ended December 31:

                                                     1998       1997       1996
                                                   ---------  ---------  ---------
                                                           (IN THOUSANDS)
Interest and dividend income.....................  $  29,586  $  11,960  $   5,954
Write-down of investments........................     (8,365)    (1,206)    (1,529)
Gain on sale of investments......................      4,475      5,541         --
Gain on sale of interests in affiliated
  companies......................................      1,815         --     12,226
Net realized gain (loss) on foreign exchange
  transactions...................................        203        (58)     2,797
Other............................................       (704)    (3,516)      (808)
                                                   ---------  ---------  ---------
                                                   $  27,010  $  12,721  $  18,640
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

NOTE 15--SEGMENT INFORMATION

    In 1998, Chiron implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting financial and descriptive information about an enterprise's operating segments. Application of the disclosure requirements of SFAS 131 did not impact the Company's consolidated financial position, results of operations or earnings per share data.

    Chiron is organized based on the products and services that it offers. Under this organizational structure, the Company has the following three reportable segments: (i) biopharmaceuticals, (ii) blood testing and (iii) vaccines. The biopharmaceuticals segment consists of products and services related to therapeutics, with an emphasis on oncology, serious infectious diseases and cardiovascular diseases as well as the development and acquisition of technologies related to recombinant technology, gene therapy, small molecule therapeutics and genomics. The blood testing segment consists primarily of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho which sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. The vaccines segment consists principally of products and services related to adult and pediatric vaccines sold primarily in Germany, Italy, certain other international markets and in the U.S. Certain revenues and expenses, particularly Novartis R&D funding, certain royalty revenues and unallocated corporate expenses, are not viewed by management as belonging to any one reportable segment. As a result, these items have been aggregated into an "Other" segment, as permitted by SFAS 131.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 15--SEGMENT INFORMATION (CONTINUED)
    The accounting policies of the Company's reportable segments are the same as those described in Note 1--The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from operations, excluding certain special items, such as restructuring and reorganization charges, impairment losses on long-lived assets, and the write-off of purchased in-process technologies, which are shown as reconciling items in the table below. The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes:

                                                                      1998        1997        1996
                                                                   ----------  ----------  ----------
                                                                             (IN THOUSANDS)
REVENUES
  Biopharmaceuticals, includes ($1,039) and $1,925 of equity in earnings of unconsolidated joint businesses in 1997 and 1996, respectively.................................................  $  305,435  $  302,456  $  246,739
  Blood testing, includes $73,527, $92,923 and $95,815 of equity in earnings of unconsolidated joint businesses in 1998, 1997
    and 1996, respectively.......................................      98,878     120,140     119,475
  Vaccines, includes $442, $14,472 and $4,321 of equity in
    earnings of unconsolidated joint businesses in 1998, 1997 and
    1996, respectively...........................................     236,877      98,703      98,935
  Other..........................................................      95,483      53,300      72,000
                                                                   ----------  ----------  ----------
      Total revenues.............................................  $  736,673  $  574,599  $  537,149
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------

                                                                      1998        1997        1996
                                                                   ----------  ----------  ----------
                                                                             (IN THOUSANDS)
INCOME FROM CONTINUING OPERATIONS
  Biopharmaceuticals.............................................  $   17,504  $   46,034  $    8,598
  Blood testing..................................................      68,419      88,002      79,576
  Vaccines.......................................................     (24,681)    (58,518)    (75,924)
  Other..........................................................      52,052      14,877      50,461
                                                                   ----------  ----------  ----------
  Segment income from operations.................................     113,294      90,395      62,711
  Reconciling items:
    Write-off of purchased in-process technologies...............      (1,645)         --          --
    Impairment loss on long-lived assets.........................          --     (31,300)         --
    Restructuring and reorganization charges.....................     (26,754)         --          --
                                                                   ----------  ----------  ----------
  Income from operations.........................................      84,895      59,095      62,711
    Gain on sale of assets.......................................       7,751          --          --
    Interest expense.............................................     (24,673)    (31,610)    (29,486)
    Other income, net............................................      27,010      12,721      18,640
                                                                   ----------  ----------  ----------
      Income from continuing operations before income taxes......  $   94,983  $   40,206  $   51,865
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 15--SEGMENT INFORMATION (CONTINUED)
    SEGMENT ASSETS AND DEPRECIATION AND AMORTIZATION EXPENSES

    The Company does not specifically identify or allocate assets among its reportable segments. However, for management reporting purposes, depreciation and amortization expenses for property, plant, equipment and leasehold improvements and intangible assets, respectively, are included with other operating expenses and allocated to each segment based upon each segment's utilization of employees. Depreciation and amortization expenses for each reportable segment are as follows:

                                                            1998        1997        1996
                                                         ----------  ----------  ----------
                                                                   (IN THOUSANDS)
DEPRECIATION AND AMORTIZATION EXPENSES
  Biopharmaceuticals...................................  $   30,544  $   27,496  $   28,509
  Blood testing........................................         887       1,179       3,187
  Vaccines.............................................      31,200      19,559      26,508
  Other (including discontinued operations)............      45,230      54,355      46,876
                                                         ----------  ----------  ----------
      Total depreciation and amortization expenses.....  $  107,861  $  102,589  $  105,080
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

                                                            1998        1997        1996
                                                         ----------  ----------  ----------
                                                                   (IN THOUSANDS)
CAPITAL EXPENDITURES
  Biopharmaceuticals...................................  $    9,636  $    7,529  $   22,221
  Blood testing........................................         946          --          --
  Vaccines.............................................      38,877          --      31,165
  Other (including discontinued operations)............      76,844      69,995      66,776
                                                         ----------  ----------  ----------
      Total capital expenditures.......................  $  126,303  $   77,524  $  120,162
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 15--SEGMENT INFORMATION (CONTINUED)
    REVENUES BY GEOGRAPHIC AREA

    Revenues by geographic area are based on the customers' country of domicile rather than the customers' shipping locations.

                                                  1998        1997        1996
                                               ----------  ----------  ----------
                                                         (IN THOUSANDS)
REVENUES
  Domestic...................................  $  331,863  $  246,330  $  229,344
  Switzerland................................      98,050     121,256     110,655
  Germany....................................     144,234      60,263      37,973
  Italy......................................      47,616      47,776      53,131
  Other......................................     114,910      98,974     106,046
                                               ----------  ----------  ----------
      Total revenues.........................  $  736,673  $  574,599  $  537,149
                                               ----------  ----------  ----------
                                               ----------  ----------  ----------

                                                  1998        1997        1996
                                               ----------  ----------  ----------
                                                         (IN THOUSANDS)
LONG-LIVED ASSETS
  Domestic...................................  $  249,496  $  297,303  $  333,531
  Germany....................................     152,863          --          --
  Italy......................................      62,633      43,394      46,295
  Other (including discontinued
    operations)..............................      19,838     339,059     346,039
                                               ----------  ----------  ----------
      Total long-lived assets................  $  484,830  $  679,756  $  725,865
                                               ----------  ----------  ----------
                                               ----------  ----------  ----------

    MAJOR CUSTOMERS

    Three significant customers accounted for 18.4%, 11.6% and 12.9% of total revenues in 1998, 24.4%, 21.3% and 14.2% of total revenues in 1997 and 22.6%, 20.9% and 15.2% of total revenues in 1996. Revenues from the Company's biopharmaceuticals segment consisted of 53.1%, 55.9% and 49.5% of revenues from major customers in 1998, 1997 and 1996, respectively. Revenues from the Company's blood testing segment consisted entirely of revenues from major customers in 1998, 1997 and 1996. Revenues from the Company's other segment consisted of 57.0% of revenues from major customers in 1998, and 100.0% in both 1997 and 1996.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 16--INCOME TAXES

    For financial reporting purposes, "Income from continuing operations before income taxes" included the following components for the years ended December 31:

                                                   1998        1997        1996
                                                ----------  ----------  ----------
                                                          (IN THOUSANDS)
Domestic......................................  $   80,706  $   35,624  $   72,840
Foreign.......................................      14,277       4,582     (20,975)
                                                ----------  ----------  ----------
                                                $   94,983  $   40,206  $   51,865
                                                ----------  ----------  ----------
                                                ----------  ----------  ----------

    COMPONENTS OF PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS

    Significant components of the provision for income taxes from continuing operations are as follows for the years ended December 31:

                                                   1998        1997        1996
                                                ----------  ----------  ----------
                                                          (IN THOUSANDS)
Current:
  Domestic....................................  $   57,747  $   15,140  $    2,520
  Foreign.....................................       4,418       6,972       2,668
                                                ----------  ----------  ----------
                                                    62,165      22,112       5,188
                                                ----------  ----------  ----------
Deferred:
  Domestic....................................     (39,696)     (6,708)         --
  Foreign.....................................      (3,484)         --          --
                                                ----------  ----------  ----------
                                                   (43,180)     (6,708)         --
                                                ----------  ----------  ----------
Charge in lieu of taxes resulting from
  recognition of acquired tax benefits that
  are allocated to (increase) reduce
  noncurrent intangible assets related to the
  acquired entity.............................          --        (980)      1,019
                                                ----------  ----------  ----------
Provision for income taxes from continuing
  operations..................................  $   18,985  $   14,424  $    6,207
                                                ----------  ----------  ----------
                                                ----------  ----------  ----------

    The benefit related to tax deductions for the Company's stock option plans is recorded as an increase to additional paid-in capital when realized. In 1998, 1997 and 1996, the Company realized tax benefits of approximately $60.1 million, $17.9 million and $1.4 million, respectively.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 16--INCOME TAXES (CONTINUED)
    RATE RECONCILIATION

    The reconciliation of the provision for income taxes, computed at the statutory U.S. income tax rate, to the reported amounts, is as follows for continuing operations for the years ended December 31:

                                                              1998    1997    1996
                                                              -----   -----   -----
Federal tax provision at statutory rates....................   35.0%   35.0%   35.0%
State taxes, net of federal benefit.........................    2.3%    7.1%    2.4%
Net impact of foreign tax rates and credits.................   (4.3%)   5.4%   21.3%
Disposition and write-down of Puerto Rico facility..........   (6.3%)  27.2%     --
Amortization of intangible assets...........................    0.7%    1.9%    1.5%
Change in the valuation allowance for deferred tax assets
  allocated to income tax expense...........................  (41.8%) (16.7%)    --
Increase in (utilization of) deferred tax assets and
  corresponding valuation allowance not previously
  benefited:
  Prepaid income............................................   33.2%     --      --
  Other temporary differences...............................    1.1%  (21.0%) (50.1%)
Utilization of tax credits..................................     --    (6.1%)    --
Foreign sales corporation, net of tax.......................   (0.8%)  (0.5%)    --
Other.......................................................    0.9%    3.6%    1.9%
                                                              -----   -----   -----
Provision for income taxes from continuing operations.......   20.0%   35.9%   12.0%
                                                              -----   -----   -----
                                                              -----   -----   -----

    SUMMARY OF DEFERRED INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the tax effects of net operating loss and credit carryforwards.

    As they more likely than not will be realized, net deferred tax assets have been recognized for U.S. federal and state purposes based on management's estimates of future taxable income and for certain foreign jurisdictions in which the Company's operations have historically been profitable. Such estimates are subject to change based upon future events and accordingly, the amount of deferred tax assets recognized may increase or decrease from period to period.

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 16--INCOME TAXES (CONTINUED)

    Significant components of the Company's deferred income tax liabilities and assets from continuing operations are as follows at December 31:

                                                             1998         1997
                                                          -----------  -----------
                                                               (IN THOUSANDS)
Deferred income tax liabilities:
  Basis differences--purchase accounting................  $     9,631  $    10,298
  Patent costs expensed for tax purposes................       12,358       10,491
  Depreciation and purchased technologies...............        9,539        5,217
  Other.................................................        1,527        2,399
                                                          -----------  -----------
                                                               33,055       28,405
Deferred income tax assets:
  Basis differences--purchase accounting and
    intangibles.........................................       72,672       75,989
  Prepaid income........................................       37,800           --
  Reserves and expense accruals.........................       63,866       71,823
  Net operating loss carryforwards......................       46,762       82,192
  Business credit carryforwards.........................        9,034       35,146
  Other.................................................        2,360        3,053
                                                          -----------  -----------
                                                              232,494      268,203
  Less valuation allowance..............................     (144,338)    (231,914)
                                                          -----------  -----------
                                                               88,156       36,289
                                                          -----------  -----------
  Net deferred income tax asset.........................  $    55,101  $     7,884
                                                          -----------  -----------
                                                          -----------  -----------

    The net (decrease) increase in the valuation allowance for the years ended December 31, 1998, 1997 and 1996, was ($87.6) million, ($1.7) million and $11.0 million, respectively.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at December 31, 1998 will be allocated as follows (in thousands):

Income tax benefit......................................  $ 134,745
Goodwill and other noncurrent intangible assets.........      9,593
                                                          ---------
                                                          $ 144,338
                                                          ---------
                                                          ---------

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 16--INCOME TAXES (CONTINUED)
    TAX OPERATING LOSS AND CREDIT CARRYFORWARDS

    At December 31, 1998, the Company had foreign net operating loss carryforwards of approximately $118.0 million, principally available to offset future taxable income indefinitely and state tax credit carryforwards of $9.0 million, expiring in 2012.

NOTE 17--LEGAL PROCEEDINGS

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

NOTE 18--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            1998
                                                       ----------------------------------------------
                                                        DEC. 31     SEPT. 30    JUNE 30     MAR. 31
                                                       ----------  ----------  ----------  ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.......................................  $  224,526  $  215,970  $  162,890  $  133,287
Gross margin from net product sales..................      64,014      63,206      52,825      41,143
Income from continuing operations:
  Income.............................................      14,440      33,914      20,102       7,542
  Basic income per share.............................        0.08        0.19        0.11        0.04
  Diluted income per share...........................        0.08        0.19        0.11        0.04
Net income:
  Income.............................................     359,810      84,435      25,387      54,481
  Basic income per share.............................        2.01        0.47        0.14        0.31
  Diluted income per share...........................        1.96        0.47        0.14        0.31
Revenue from discontinued operations.................     114,843     134,570     142,642     135,618
Gross margin from discontinued operations............      60,102      74,038      82,308      74,348

                               CHIRON CORPORATION

                               DECEMBER 31, 1998

NOTE 18--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                            1997
                                                       ----------------------------------------------
                                                        DEC. 31     SEPT. 30    JUNE 30     MAR. 31
                                                       ----------  ----------  ----------  ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.......................................  $  161,031  $  146,425  $  132,133  $  135,010
Gross margin from net product sales..................      47,996      32,060      29,584      29,477
Income (loss) from continuing operations:
  Income (loss)......................................      24,486     (19,454)      8,402      12,348
  Basic income (loss) per share......................        0.14       (0.11)       0.05        0.07
  Diluted income (loss) per share....................        0.14       (0.11)       0.05        0.07
Net income (loss):
  Income (loss)......................................      52,822     (12,681)     15,742      15,336
  Basic income (loss) per share......................        0.30       (0.07)       0.09        0.09
  Diluted income (loss) per share....................        0.29       (0.07)       0.09        0.09
Revenue from discontinued operations.................     212,171     191,108     201,630     195,273
Gross margin from discontinued operations............     116,944     106,275     119,672     113,320

    Historically, the contribution to total revenues generated by Chiron's operating activities have varied considerably from period to period due to the nature of Chiron's collaborative, royalty and licensing arrangements and to the seasonality of the Company's vaccine products. In addition, the mix of products sold and the introduction of new products will affect the comparability of gross margins from quarter to quarter. As a consequence, Chiron's results in any one quarter are not necessarily indicative of results to be expected for a full year. Accordingly, the Company should be evaluated on the basis of annual financial information.

    Net income in the third quarter of 1998 and the fourth quarter of 1997 included deferred tax benefits resulting from the gains on disposals of discontinued operations of $45.5 million and $15.2 million, respectively.

    The results of continuing operations for the third quarter of 1998 included a gain on the sale of assets of $1.5 million (refer to Note 14) and a $3.3 million reduction in cost of sales resulting from a change in estimated accruals created in prior periods. The results of continuing operations for the second quarter of 1998 included a gain on the sale of assets of $6.2 million, a $6.0 million reduction in cost of sales due to a change in estimated property tax accruals created in prior periods and a $3.7 million reduction in restructuring and reorganization charges due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility. The results of continuing operations for the third quarter of 1997 included a $31.3 million impairment loss on long-lived assets. The results of continuing operations for the second quarter of 1997 included a $3.2 million reduction in operating expenses due to changes in estimated accruals created in prior periods.

                                                                     SCHEDULE II

                               CHIRON CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              ADDITIONS
                                                BALANCE AT   CHARGED TO      CHARGED                                       BALANCE
                                                BEGINNING     COSTS AND     TO OTHER                                      AT END OF
DESCRIPTION                                      OF YEAR     EXPENSES(2)    ACCOUNTS     DEDUCTIONS   RECLASSIFICATIONS     YEAR
----------------------------------------------  ----------   -----------   -----------   ----------   -----------------   ---------
                                                                                  (IN THOUSANDS)
1998:
Accounts receivable...........................   $22,918       $14,370     $(13,322)(1)   $ (7,776)       $--              $16,190
Restructuring reserve.........................     6,857        45,822        --           (28,883)        --               23,796

1997:
Accounts receivable...........................    20,692        10,227        --            (8,001)        --               22,918
Restructuring reserve.........................     7,357         3,336        --            (3,836)        --                6,857

1996:
Accounts receivable...........................    18,524         8,848        --            (6,680)        --               20,692
Restructuring reserve.........................    13,618        --            --            (6,261)        --                7,357

------------------------

(1) Represents accounts receivable allowances as of the disposal date related to disposed businesses.

(2) Includes amounts charged to discontinued operations.