Form 10-Q
period 1999-03-31
CHIRON CORP
filed 1999-05-13
CIK 706539

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 0-12798

                               CHIRON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       94-2754624
           --------                                       ----------
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

                                   Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         TITLE OF CLASS                         OUTSTANDING AT APRIL 30, 1999

    Common Stock, $0.01 par value                       181,602,491

                               CHIRON CORPORATION
                                TABLE OF CONTENTS


                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1999 and December 31, 1998.................................................3

                  Condensed Consolidated Statements of Operations for
                  the three months ended March 31, 1999 and 1998.......................................4

                  Condensed Consolidated Statements of Comprehensive
                  Income for the three months ended March 31, 1999 and 1998............................5

                  Condensed Consolidated Statements of Cash Flows for
                  the three months ended March 31, 1999 and 1998.......................................6

                  Notes to Condensed Consolidated Financial Statements.................................7

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................13

           ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK......................................................................22


PART II.   OTHER INFORMATION

           ITEM 1.    LEGAL PROCEEDINGS................................................................22

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................23


SIGNATURES.............................................................................................25

ITEM 1. FINANCIAL STATEMENTS

                               CHIRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         1999             1998
                                                                                    -------------    --------------
                                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                        $      69,146    $      513,315
   Short-term investments in marketable debt securities                                   648,355           716,630
                                                                                    -------------    --------------
     Total cash and short-term investments                                                717,501         1,229,945
   Accounts receivable                                                                    184,032           169,098
   Inventories                                                                             80,842            79,869
   Other current assets                                                                   133,368           152,727
                                                                                    -------------    --------------
     Total current assets                                                               1,115,743         1,631,639
Noncurrent investments in marketable debt securities                                      719,924           360,069
Property, plant, equipment, and leasehold improvements, at cost:
   Land and buildings                                                                     162,487           141,452
   Laboratory, production, and office equipment                                           236,758           236,803
   Leasehold improvements                                                                  70,844            84,607
   Construction-in-progress                                                                56,000            38,328
                                                                                    -------------    --------------
                                                                                          526,089           501,190
   Less accumulated depreciation and amortization                                        (208,588)         (197,812)
                                                                                    -------------    --------------
   Net property, plant, equipment, and leasehold improvements                             317,501           303,378
Purchased technology, net                                                                  13,848            14,753
Other intangible assets, net                                                              152,864           166,699
Investments in equity securities and affiliated companies                                  25,554            27,456
Other assets                                                                               27,906            20,261
                                                                                    -------------    --------------
                                                                                    $   2,373,340    $    2,524,255
                                                                                    -------------    --------------
                                                                                    -------------    --------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $      28,229    $       44,999
   Accrued compensation and related expenses                                               39,668            40,034
   Short-term borrowings                                                                   22,027            17,554
   Note payable to Novartis                                                                65,101            63,945
   Current portion of unearned revenue                                                     38,175            41,893
   Taxes payable                                                                           28,783           180,088
   Other current liabilities                                                              163,487           168,905
                                                                                    -------------    --------------
     Total current liabilities                                                            385,470           557,418
Long-term debt                                                                            339,259           338,158
Other noncurrent liabilities                                                               76,343            82,877
                                                                                    -------------    --------------
     Total liabilities                                                                    801,072           978,453
                                                                                    -------------    --------------
Commitments and contingencies
Stockholders' equity:
   Common stock                                                                             1,815             1,799
   Additional paid-in capital                                                           2,005,620         1,979,615
   Accumulated deficit                                                                   (419,368)         (437,873)
   Accumulated other comprehensive (loss) income                                          (15,244)            2,261
   Treasury stock, at cost (25,000 shares)                                                   (555)               --
                                                                                    -------------    --------------
     Total stockholders' equity                                                         1,572,268         1,545,802
                                                                                    -------------    --------------
                                                                                    $   2,373,340    $    2,524,255
                                                                                    -------------    --------------
                                                                                    -------------    --------------



  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                        INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                         1999              1998
                                                                                    -------------     -------------
Revenues:
   Product sales, net                                                               $      92,967     $      69,220
   Equity in earnings of unconsolidated joint businesses                                   18,086            12,874
   Collaborative agreement revenues                                                        22,425            24,400
   Royalty and license fee revenues                                                        32,433            16,074
   Other revenues                                                                           9,649            10,719
                                                                                    -------------     -------------
     Total revenues                                                                       175,560           133,287
                                                                                    -------------     -------------

Expenses:
   Cost of sales                                                                           44,073            28,077
   Research and development                                                                69,115            63,907
   Selling, general, and administrative                                                    40,544            23,707
   Restructuring and reorganization charges (Note 3)                                        3,352             7,548
   Other operating expenses                                                                 3,216               656
                                                                                    -------------     -------------
     Total expenses                                                                       160,300           123,895
                                                                                    -------------     -------------

Income from operations                                                                     15,260             9,392

Interest expense                                                                           (6,071)           (6,580)
Other income, net                                                                          22,559             8,595
                                                                                    -------------     -------------

Income from continuing operations before income taxes                                      31,748            11,407

Provision for income taxes                                                                  8,010             3,865
                                                                                    -------------     -------------

Income from continuing operations                                                          23,738             7,542
                                                                                    -------------     -------------

Discontinued operations (Note 2):
   Loss from discontinued operations                                                           --           (18,393)
   Gain on disposal of discontinued operations                                                 --            65,332
                                                                                    -------------     -------------

Net income                                                                          $      23,738     $      54,481
                                                                                    -------------     -------------
                                                                                    -------------     -------------
Basic earnings per common share:
Income from continuing operations                                                   $        0.13     $        0.04
                                                                                    -------------     -------------
                                                                                    -------------     -------------

Net income                                                                          $        0.13     $        0.31
                                                                                    -------------     -------------
                                                                                    -------------     -------------

Diluted earnings per common share:
   Income from continuing operations                                                $        0.13     $        0.04
                                                                                    -------------     -------------
                                                                                    -------------     -------------

   Net income                                                                       $        0.13     $        0.30
                                                                                    -------------     -------------
                                                                                    -------------     -------------


  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                        INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                         1999              1998
                                                                                    -------------     -------------
Net income                                                                          $      23,738     $      54,481
                                                                                    -------------     -------------

Other comprehensive (loss) income:

   Foreign currency translation adjustment:
     Change in foreign currency translation adjustment during the
       period                                                                             (14,365)             (326)
     Plus:  reclassification adjustment for loss included in discontinued
       operations                                                                              --             2,087
                                                                                    -------------     -------------
     Net foreign currency translation adjustment                                          (14,365)            1,761
                                                                                    -------------     -------------

   Unrealized (loss) gain from investments:
     Unrealized holding (loss) gain arising during the period                              (1,726)            2,246
     Less:  reclassification adjustment for net gains included in net income, net of income tax benefits of  $795 and $1,014 for the three months
       ended March 31, 1999 and 1998, respectively                                         (1,414)           (1,800)
                                                                                    -------------     -------------
     Net unrealized (loss) gain from investments                                           (3,140)              446
                                                                                    -------------     -------------

Other comprehensive (loss) income                                                         (17,505)            2,207
                                                                                    -------------     -------------
Comprehensive income                                                                $       6,233     $      56,688
                                                                                    -------------     -------------
                                                                                    -------------     -------------



  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                        INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    -------------------------------
                                                                                         1999             1998
                                                                                    -------------    --------------
Net cash used in operating activities                                               $    (130,274)   $         (638)
                                                                                    -------------    --------------

Cash flows from investing activities:
   Purchases of investments in marketable debt securities                                (701,195)         (165,197)
   Proceeds from sale and maturity of investments in marketable debt securities           412,142            54,249
   Capital expenditures                                                                   (33,889)          (10,896)
   Proceeds from disposal of discontinued operations                                           --           298,939
   Other, net                                                                             (18,604)              101
                                                                                    -------------    --------------
       Net cash (used in) provided by investing activities                               (341,546)          177,196
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net proceeds (repayment) of short-term debt                                              1,024          (114,483)
   Repayment of notes payable and capital leases                                             (887)             (308)
   Proceeds from issuance of common stock                                                  28,069            17,340
   Payments to acquire treasury stock                                                        (555)               --
                                                                                    -------------    --------------
       Net cash provided by (used in) financing activities                                 27,651           (97,451)
                                                                                    -------------    --------------

       Net (decrease) increase in cash and cash equivalents                              (444,169)           79,107
Cash and cash equivalents at beginning of the period                                      513,315            98,483
                                                                                    -------------    --------------

Cash and cash equivalents at end of the period                                      $      69,146    $      177,590
                                                                                    -------------    --------------
                                                                                    -------------    --------------


  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                        INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The information presented in the accompanying Condensed Consolidated Financial Statements at March 31, 1999, and for the three months ended March 31, 1999 and 1998, is unaudited, but includes all normal recurring adjustments which the management of Chiron Corporation ("Chiron" or the "Company") believes to be necessary for fair presentation of the periods presented. In addition, certain previously reported amounts have been reclassified to conform to the current period presentation. The condensed consolidated balance sheet amounts at December 31, 1998 have been derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended January 3, 1999, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

     In the first quarter of 1998, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to Bausch & Lomb Incorporated ("B&L") and in the fourth quarter of 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer") (see Note 2). The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 reflect the after-tax results of Chiron Diagnostics and the gain on disposal of Chiron Vision as discontinued operations.

     On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring GmbH & Co ("Chiron Behring") from Hoechst AG. Beginning in the second quarter of 1998, the results of Chiron Behring were consolidated with those of the Company.

     Prior to January 1999, the results of Chiron's Italian subsidiary ("Chiron S.p.A.") were reported on a one-month lag. In the first quarter of 1999, Chiron S.p.A. was brought current. As a result, during the first quarter of 1999, the Company recorded a loss of approximately $5.2 million for the month of December 1998 as a component of "Accumulated deficit" in the accompanying Condensed Consolidated Balance Sheets.

     FISCAL YEAR

     Effective with the beginning of fiscal year 1999, the Company changed its fiscal year from a 52 or 53-week year ending on the Sunday nearest the last day in December to coincide with a calendar year ending on December 31. In 1998, the Company's fiscal year was a 53-week year ending on January 3, 1999 and the first fiscal quarter of 1998 was a 13-week period ending on March 29, 1998. For presentation purposes, the 1998 dates used in the condensed consolidated financial statements and notes refer to the fiscal month end.

     INVENTORIES

     Pharmaceutical inventories are stated at the lower of cost or market using the average cost method or, in the case of certain vaccine products, using the last-in, first-out ("LIFO") method. Inventories consist of the following:

                                                                 MARCH 31,       DECEMBER 31,
                                                                   1999              1998
                                                              -------------     -------------
                                                                      (IN THOUSANDS)
                      Finished goods                          $      25,792     $      12,301
                      Work-in-process                                39,189            54,333
                      Raw materials                                  15,861            13,235
                                                              -------------     -------------

                                                              $      80,842     $      79,869
                                                              -------------     -------------
                                                              -------------     -------------

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES

     The 1999 estimated annual tax provision is expected to be approximately 25% of pretax income from continuing operations. The provision may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three months ended March 31, 1998 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 34%. The actual 1998 annual effective tax rate of 20% reflects the deferred tax assets that were recognized during the second half of 1998 through a reduction in the valuation allowance associated with such assets.

     PER SHARE DATA

     Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares result from (i) the assumed exercise of outstanding stock options, warrants, and equivalents, which are included under the treasury-stock method; and (ii) performance units to the extent that dilutive shares are assumed issuable.

     The following table sets forth the computation for basic and diluted earnings per share for the three months ended March 31:

                                                                              1999             1998
                                                                         -------------    --------------
                                                                                   (IN THOUSANDS)
           Weighted-average common shares outstanding                          180,639           176,199
           Effect of dilutive securities:
              Options and equivalents                                            4,160             2,820
              Warrants                                                             255               189
                                                                         -------------    --------------
           Weighted-average common shares outstanding plus
              assumed conversions                                              185,054           179,208
                                                                         -------------    --------------
                                                                         -------------    --------------

     Options to purchase 1,380,000 shares and 13,189,000 shares with exercise prices greater than the average market prices of common stock were outstanding during the three months ended March 31, 1999 and 1998, respectively. These options were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

     Also excluded from the computations of dilutive earnings per share were 12,026,000 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures as the average conversion price was greater than the average market price for the three months ended March 31, 1999 and 1998.

NOTE 2--DISCONTINUED OPERATIONS

     On November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business to Bayer for $1,013.8 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Bayer Agreement"), dated as of September 17, 1998, between Chiron and Bayer. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), Chiron Diagnostics is reported as a discontinued operation for

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)


the three months ended March 31, 1998 in the accompanying Condensed Consolidated Statements of Operations. Chiron has agreed to provide customary indemnities under the terms of the Bayer Agreement.

     On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to B&L for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "B&L Agreement"), dated as of October 21, 1997, between Chiron and B&L. Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million were retained by the Company upon the completion of the sale. The Company has agreed to provide customary indemnities under the terms of the B&L Agreement.

     For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of March 31, 1999 and December 31, 1998, the real estate assets, which represent all of the remaining net assets of Chiron's discontinued operations, are recorded in the accompanying Condensed Consolidated Balance Sheets as "Other current assets." In the first quarter of 1998, the Company recorded an adjustment to record the real estate assets at their estimated fair value, determined on the basis of independent appraisals, less costs to sell. This adjustment was recorded as a reduction to the "Gain on disposal of discontinued operations" in the accompanying Condensed Consolidated Statements of Operations for the period ended March 31, 1998.

     In the first quarter of 1998, Chiron Diagnostics recognized total revenues of $135.6 million. For the three months ended March 31, 1998, "Loss from discontinued operations" and "Gain on disposal of discontinued operations" are reported net of income tax (benefit) provision of ($1.1) million and $31.2 million, respectively.

     For the three months ended March 31, 1998, basic and diluted income per common share from discontinued operations were $0.27 and $0.26, respectively.

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES

     In the first quarter of 1999, the Company recorded restructuring and reorganization charges of $3.4 million primarily related to the continued integration of its worldwide vaccine operations. These charges primarily consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility. Six of these positions had been eliminated as of March 31, 1999.

     In fiscal year 1998, the Company recorded restructuring and reorganization charges of $26.8 million, of which $7.5 million was recognized in the first quarter. These charges consisted primarily of termination and other employee-related expenses recognized in connection with the elimination of 400 positions in manufacturing, research and development, sales, marketing, and other administrative functions, and facility-related costs. As of March 31, 1999, 249 of these 400 employees had been terminated.

       At March 31, 1999 and December 31, 1998, the liabilities associated with the Company's restructuring and reorganization charges were $18.0 million and $23.8 million, respectively. These liabilities are expected to be substantially settled within 12 months of accruing the related charges.

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 4--AGREEMENT WITH HOECHST AG

     Effective July 1, 1996, Chiron purchased a 49% interest in the human vaccine business of Behringwerke AG, which subsequently merged into its parent company, Hoechst AG. The total acquisition price, which was paid in cash, was approximately $120.0 million, including costs directly related to the acquisition. Of the total acquisition price, approximately $97.0 million was allocated to various intangible assets such as goodwill, trademarks, and patents, and is being amortized on a straight-line basis over lives ranging from five to 20 years.

     From July 1, 1996 through March 31, 1998 (period of joint ownership), Chiron and Hoechst AG operated the vaccine business as a joint venture under the name Chiron Behring GmbH & Co. Chiron accounted for its 49% interest under the equity method and recognized revenues of $2.4 million as a component of "Equity in earnings of unconsolidated joint businesses" in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 1998.

     In the second quarter of 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring from Hoechst AG. The purchase price of approximately $113.1 million, including acquisition costs, was allocated to the acquired assets and liabilities assumed based upon their estimated fair value on the date of acquisition. In connection with the acquisition, liabilities assumed were as follows:

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
                                                                             -------------
                                                                             -------------


     At the time of acquisition, Chiron expensed $1.6 million of purchased in-process technologies. Other purchased intangible assets of approximately $135.0 million, including goodwill, trademarks, patents, and customer list, are being amortized over their estimated useful lives of four to 17 years on a straight-line basis. Chiron Behring's operating results were included in Chiron's consolidated operating results beginning in the second quarter of 1998.

     The following unaudited pro forma information presents the results of continuing operations of Chiron and Chiron Behring for the three months ended March 31, 1998 with pro forma adjustments as if Chiron's acquisition of the remaining 51% interest in Chiron Behring had been consummated as of January 1, 1998. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results that may occur in the future. The unaudited pro forma information is as follows:

                                                                             THREE MONTHS ENDED
                                                                               MARCH 31,  1998
                                                                           ----------------------
                                                                               (IN THOUSANDS,
                                                                           EXCEPT PER SHARE DATA)
     Total revenues                                                          $        167,248
     Income from continuing operations                                       $         13,537
     Pro forma income per share from continuing operations:
       Basic                                                                 $           0.08
       Diluted                                                               $           0.08

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 5--SEGMENT INFORMATION

     Chiron is organized based on the products and services that it offers. Under this organizational structure, the Company has the following three reportable segments: (i) biopharmaceuticals, (ii) vaccines, and (iii) blood testing. The biopharmaceuticals segment consists of products and services related to therapeutics, with an emphasis on oncology, serious infectious diseases, and cardiovascular diseases as well as the development and acquisition of technologies related to recombinant technology, gene therapy, small molecule therapeutics, and genomics. The vaccines segment consists principally of products and services related to adult and pediatric vaccines sold primarily in Germany, Italy, and certain other international markets. The blood testing segment consists primarily of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Certain revenues and expenses, particularly Novartis research and development funding, certain royalty revenues, and unallocated corporate expenses, are not viewed by management as belonging to any one reportable segment. As a result, these items have been aggregated into an "Other" segment, as permitted by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

     The accounting policies of the Company's reportable segments are the same as those described in Note 1--The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from operations, excluding certain special items, such as restructuring and reorganization charges, which are shown as reconciling items in the table below. The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes:

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                --------------------------
                                                                    1999            1998
                                                                -----------     ----------
                                                                       (IN THOUSANDS)
     REVENUES
         Biopharmaceuticals                                     $    67,741     $   83,285
         Vaccines, includes $243 and $1,436 of equity
              in earnings of unconsolidated joint
              businesses for the three months ended
              March 31, 1999 and 1998, respectively                  56,473         16,845
         Blood testing, includes $17,843 and $11,438
              million of equity in earnings of unconsolidated
              joint businesses for the three months ended
              March 31, 1999 and 1998, respectively                  24,630         17,157
         Other                                                       26,716         16,000
                                                                -----------     ----------

                  Total revenues                                $   175,560     $  133,287
                                                                -----------     ----------
                                                                -----------     ----------

                               CHIRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 5--SEGMENT INFORMATION (CONTINUED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                --------------------------
                                                                   1999            1998
                                                                -----------     ----------
                                                                       (IN THOUSANDS)
INCOME FROM CONTINUING OPERATIONS
         Biopharmaceuticals                                     $    (4,692)    $   15,929
         Vaccines                                                    (6,308)       (14,515)
         Blood testing                                               14,515         10,588
         Other                                                       15,097          4,938
                                                                -----------     ----------
              Segment income from operations                         18,612         16,940
         Reconciling items:
              Restructuring and reorganization charges               (3,352)        (7,548)
                                                                -----------     -----------
         Income from operations                                      15,260          9,392
              Interest expense                                       (6,071)        (6,580)
              Other income, net                                      22,559          8,595
                                                                -----------     ----------
                  Income from continuing operations
                      before income taxes                       $    31,748     $   11,407
                                                                -----------     ----------
                                                                -----------     ----------

NOTE 6--CONTINGENCIES


     The Company is party to various claims, investigations, and legal proceedings arising in the ordinary course of business. These claims, investigations, and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, claims of product liability, and other issues. While there is no assurance that an adverse determination of any of such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE, AND ALL OTHER STATEMENTS WHICH ARE OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING WORDS SUCH AS "BELIEVES", "ANTICIPATES", "EXPECTS", "ESTIMATES", "PROJECTS", "WILL", "MAY", "MIGHT", AND WORDS OF A SIMILAR NATURE. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT REFLECT MANAGEMENT'S CURRENT BELIEFS AND EXPECTATIONS ON THE DATE OF THIS REPORT. ACTUAL RESULTS, PERFORMANCE OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. SOME OF THE IMPORTANT FACTORS WHICH, IN THE VIEW OF CHIRON CORPORATION ("CHIRON" OR THE "COMPANY"), COULD CAUSE ACTUAL RESULTS TO DIFFER ARE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY ANNOUNCE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FACTS OR CIRCUMSTANCES OF WHICH MANAGEMENT BECOMES AWARE AFTER THE DATE THEREOF.

     THE DISCUSSION BELOW SHOULD BE READ IN CONJUNCTION WITH PART I, ITEM 1., "FINANCIAL STATEMENTS", OF THIS QUARTERLY REPORT ON FORM 10-Q AND PART II, ITEMS 7, 7A, AND 8, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK", AND "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA", RESPECTIVELY, OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 3, 1999.

     Chiron is a biotechnology company that participates in three global healthcare businesses: biopharmaceuticals, vaccines, and blood testing. The biopharmaceuticals segment consists of products and services related to therapeutics, with an emphasis on oncology, serious infectious diseases, and cardiovascular diseases as well as the development and acquisition of technologies related to recombinant technology, gene therapy, small molecule therapeutics, and genomics. The vaccines segment consists principally of adult and pediatric vaccines sold primarily in Germany, Italy, and certain other international markets. The blood testing segment primarily consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection.

      On December 29, 1997, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to Bausch & Lomb Incorporated ("B&L") and on November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer"). The Company's condensed consolidated statements of operations reflect the after-tax results of Chiron Diagnostics and the gain on disposal of Chiron Vision as discontinued operations for the three months ended March 31, 1998.

     On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring GmbH & Co ("Chiron Behring") from Hoechst AG. Beginning in the second quarter of 1998, the results of Chiron Behring were consolidated with those of the Company.

RESULTS OF OPERATIONS

REVENUES

     BIOPHARMACEUTICAL PRODUCT SALES Product sales from the biopharmaceuticals segment were $43.1 million and $50.3 million for the three months ended March 31, 1999 and 1998, respectively. Product sales consisted principally of Proleukin-Registered Trademark- (aldesleukin, interleukin-2), Betaseron-Registered Trademark- (interferon beta-1b) and PDGF (recombinant human platelet-derived growth factor -rhPDGF-BB).

      PROLEUKIN-Registered Trademark- Chiron sells Proleukin-Registered Trademark- directly in the U.S. and certain international markets. Sales of Proleukin-Registered Trademark- were $25.9 million and $20.9 million for the three months ended March 31, 1999 and 1998, respectively. The overall increase in sales is primarily due to continued volume growth in existing indications and higher prices. Also impacting the increase in Proleukin-Registered Trademark- product sales was the Food and Drug Administration's ("FDA's") approval of Proleukin-Registered Trademark- for the indication of metastatic melanoma during the first quarter of 1998. The Company continues to pursue additional indications related to human immunodeficiency virus ("HIV"), acute myelogenous leukemia, and HIV related non-Hodgkin's lymphoma. The Company also anticipates further geographic expansion of Proleukin-Registered Trademark- into additional countries.

      BETASERON-Registered Trademark- Chiron manufactures Betaseron-Registered Trademark- for Berlex Laboratories, Inc. ("Berlex") and its parent company, Schering AG of Germany. Chiron earns a partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG and a subsequent additional payment upon sales by Berlex and Schering AG. Accordingly, Chiron's revenues from Betaseron-Registered Trademark- tend to fluctuate based upon the inventory management practices of Berlex and Schering AG. For the three months ended March 31, 1999 and 1998, revenues from Betaseron-Registered Trademark- remained fairly constant at $14.6 million and $14.1 million, respectively.

     PDGF Chiron manufactures PDGF for Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company. PDGF is the active ingredient in Regranex-Registered Trademark-(becaplermin) Gel, a treatment for diabetic foot ulcers. Regranex-Registered Trademark- Gel was approved by the FDA in December 1997 and was launched commercially in early 1998. Sales of PDGF were $0.5 million and $13.3 million for the three months ended March 31, 1999 and 1998, respectively. As PDGF is the first product of its kind, the Company believes it will take time for the market to fully develop. In addition, Chiron's sales of PDGF will tend to fluctuate based upon the inventory management practices of J&J. Regranex-Registered Trademark- Gel was recently approved for use in the treatment of diabetic foot ulcers in Canada and Europe. However, even with these approvals, Chiron's sales to date have largely filled J&J's initial inventory requirements for product launch, and as a result, no significant sales of PDGF to J&J are expected during 1999.

      VACCINE PRODUCT SALES Chiron sells pediatric and adult vaccines in Germany, Italy, other international markets, and in the U.S. Certain of the Company's vaccine products, particularly its flu vaccine, are seasonal and typically have higher sales in the third and fourth quarters of the year. For the three months ended March 31, 1999 and 1998, vaccine product sales were $44.5 million and $14.5 million, respectively. The increase in sales in 1999 as compared with 1998 is primarily due to Chiron's acquisition of the remaining 51% interest in, and consolidation of, Chiron Behring during the second quarter of 1998. Chiron Behring contributed $25.4 million to product sales during the first quarter of 1999. Also contributing to the increase in product sales was a $4.2 million sale of adult influenza vaccine to Argentina.

      EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT BUSINESSES For the three months ended March 31, 1999 and 1998, Chiron recognized equity in earnings of unconsolidated joint businesses of $18.1 million and $12.9 million, respectively. In 1999, equity in earnings of unconsolidated joint businesses consisted substantially of revenues generated by Chiron's joint business with Ortho. In 1998, equity in earnings of unconsolidated joint businesses also included Chiron's 49% share of the after-tax operating results of Chiron Behring.

      CHIRON-ORTHO JOINT BUSINESS For the three months ended March 31, 1999 and 1998, Chiron's 50% share of the pretax operating earnings of the Chiron-Ortho joint business was $17.8 million and $11.4 million, respectively. At the end of each year, the joint business records an annual inventory adjustment. As Chiron recognizes revenues from the joint business on a lag basis, this adjustment is typically made during the first quarter of each year. In the first quarter of 1999, the annual inventory adjustment resulted in a charge of $0.7 million as compared with a $4.1 million charge recognized in the first quarter of 1998. Also contributing to the increase in earnings in 1999 as compared with 1998, were certain one-time contract termination fees, which were incurred during the first quarter of 1998.

      CHIRON BEHRING On July 1, 1996, Chiron acquired a 49% interest in Chiron Behring. On March 31, 1998, Chiron acquired the remaining 51% interest in Chiron Behring (refer to Note 4 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS). From July 1, 1996 through the first quarter of 1998, equity in earnings of unconsolidated joint businesses included Chiron's 49% share of the after-tax operating results of Chiron Behring. Chiron's share of earnings of the joint business, including amortization of intangibles, was $2.4 million for the three months ended March 31, 1998. Beginning in the second quarter of 1998, Chiron Behring's results were consolidated with those of the Company.

      COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received for research services as they are performed and fees received upon achievement of specified milestones. For the three months ended March 31, 1999 and 1998, Chiron recognized collaborative agreement revenues of $22.4 million and $24.4 million, respectively. The decrease is primarily due to a contractual decrease in payments received by the Company under a November 1996 consent agreement between Chiron, Novartis AG ("Novartis"), and the Federal Trade Commission related to the Herpes Simplex Virus-thymidine kinase (HSV-tk) gene in the field of gene therapy (for more information, refer to the Company's Annual Report on Form 10-K for the year ended January 3, 1999).

      Chiron and Novartis entered into an agreement, which expires on December 31, 1999, under which Novartis agreed to provide research funding for certain projects (for more information, refer to the Company's Annual Report on Form 10-K for the year ended January 3, 1999). Under this agreement, Chiron recognized collaborative agreement revenues of $16.0 million during the first quarters of 1999 and 1998.

      Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration, and the achievement of milestones. Due to the nature of the Company's collaborative agreement revenue, results in any one period are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current collaborative agreement revenues will not decline.

      ROYALTY AND LICENSE FEE REVENUES The Company receives royalties and license fees for products or technologies that are marketed, distributed, or used by third parties. For the three months ended March 31, 1999 and 1998, Chiron recognized royalty and license fee revenues of $32.4 million and $16.1 million, respectively. The increase is primarily due to the Bayer Cross-License Agreement whereby Chiron agreed to grant to Chiron Diagnostics rights under certain Chiron patents, including rights under patents relating to HIV and hepatitis C virus. In exchange for these rights, Chiron Diagnostics paid to Chiron a license fee of $100.0 million, which is refundable in decreasing amounts over a period of three years. During the first quarter of 1999, Chiron recognized $10.0 million of license fees, which represents the portion of the $100.0 million payment that became nonrefundable during the period. Other items contributing to royalty and license fee revenues in the first quarter of 1999 were $7.1 million of royalties related to insulin products, $3.4 million of royalties earned by Chiron Behring, and $2.1 million of royalties related to human vaccine products. Partially offsetting these items was a decrease of $5.0 million related to a one-time license fee received from Pharmacia & Upjohn Company in January 1998 to research, develop, manufacture, and commercialize therapeutic products for the treatment of hepatitis C in humans.

     Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, the Company's ability to generate additional royalty and license fee revenues may depend, in part, on its ability to market and capitalize on its technologies. There can be no assurance that the Company will be able to do so or that future royalty and license fee revenues will not decline.

     OTHER REVENUES For the three months ended March 31, 1999 and 1998, Chiron recognized other revenues of $9.6 million and $10.7 million, respectively. Other revenues in the first quarter of 1999 included $5.0 million of commission revenues generated by Chiron Behring, whose operations were consolidated with those of the Company beginning in the second quarter of 1998. These revenues consist of commissions received on sales of hepatitis B products and of immunoglobuline products. For the three months ended March 31, 1999 and 1998, other revenues also included $2.6 million and $0.4 million, respectively, of contract manufacturing revenues. These increases in other revenues were offset by a decrease of $9.2 million related to an arrangement which terminated in April 1998 where Chiron promoted Aredia-Registered Trademark- (pamidronate disodium for injection) on behalf of Novartis.

     The Company's other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

COSTS AND EXPENSES

      GROSS PROFIT Gross profit as a percentage of net product sales was 52.6% and 59.4%, in the first quarter of 1999 and 1998, respectively. The decrease is primarily related to (i) an unfavorable mix of vaccine product sales, which beginning in the second quarter of 1998, includes low margin products that are in-licensed and sold by Chiron Behring; (ii) certain inventory-related charges incurred by the Company's Italian vaccine operations related to inventory obsolescence reserves and inventory write-offs; and (iii) an unfavorable mix of biopharmaceutical product sales, which includes fewer sales of the higher margin product, PDGF. These decreases were partially offset by (i) improvements in the gross margins related to Betaseron-Registered Trademark- due to a reduction in idle facility costs and certain manufacturing efficiencies resulting from increased production; and (ii) recent price increases on sales of Proleukin-Registered Trademark-.

     Also impacting the Company's gross profit margin during the first quarter of 1999 was the write-off of a portion of the Company's tick-borne encephalitis inventory that failed to satisfy manufacturing specifications for purity. The Company subsequently retested all remaining tick-borne encephalitis inventory and found it to meet specifications. The Company has since received approval from the relevant regulatory authority and is selling the product. The total charge that related to this issue was $3.1 million.

     The Company's gross profit percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

      RESEARCH AND DEVELOPMENT For the three months ended March 31, 1999 and 1998, Chiron recognized research and development expenses of $69.1 million and $63.9 million, respectively. The Company's research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of clinical trial-related activities. In 1999, the increase in research and development spending as compared with 1998 was due, in part, to the acquisition and consolidation of Chiron Behring, which contributed $2.8 million to research and development expenses during the first quarter of 1999. Also contributing to the increase in research and development expenses was the furtherance of the Company's clinical trials related to Tissue Factor Pathway Inhibitor (TFPI) and Fibroblast Growth Factor (FGF).

     SELLING, GENERAL AND ADMINISTRATIVE In the first quarters of 1999 and 1998, Chiron recognized selling, general and administrative ("SG&A") expenses of $40.5 million and $23.7 million, respectively. The increase in SG&A expenses in 1999 as compared with 1998 is primarily due to the acquisition and consolidation of Chiron Behring, which contributed $10.2 million to SG&A expenses in the first quarter of 1999. SG&A expenses also increased as a result of the Company's focus on developing and launching the nucleic acid testing segment of its blood testing business and to the worldwide implementation of its integrated information system in April 1999.

     OTHER OPERATING EXPENSES During the first quarters of 1999 and 1998, Chiron incurred net restructuring and reorganization charges of $3.4 million and $7.5 million, respectively, related to the integration of the Company's worldwide vaccine operations and the Company's ongoing rationalization of its U.S. business operations. The 1999 first-quarter charge primarily consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility. Six of these positions had been eliminated as of March 31, 1999. In fiscal year 1998, the Company had recorded restructuring and reorganization charges of $26.8 million of which $7.5 million were recognized in the first quarter. Major components of these charges consisted primarily of facility-related exit costs and termination and other employee-related expenses in connection with the elimination of 400 positions. As of March 31, 1999, 249 of these 400 employees had been terminated.

NON-OPERATING INCOME AND EXPENSE

     Other income, net, primarily consists of interest and investment income on the Company's cash and investment balances and other non-operating gains and losses. For the three months ended March 31, 1999 and 1998, Chiron recognized interest and investment income of $20.3 million and $6.4 million, respectively. The increase in interest and investment income in 1999 as compared with 1998 is primarily due to higher average cash and investment balances attributable to the net cash proceeds received from the sale of Chiron Diagnostics in November 1998. Interest expense remained fairly constant at $6.1 million and $6.6 million for the three months ended March 31, 1999 and 1998, respectively.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is currently evaluating the effect that implementation of SFAS 133 will have on its results of operations and financial position and anticipates that it will implement SFAS 133 during the first fiscal quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings, issuance of common stock, and off-balance sheet financing. Chiron's cash and investments in marketable debt securities, which totaled $1.4 billion at March 31, 1999, are invested in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt securities. By policy, the amount of credit exposure to any one institution is limited; however, these investments are generally not collateralized and primarily mature within three years.

     SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $69.1 million and $177.6 million at March 31, 1999 and 1998, respectively. For the first quarter of 1999, net cash used in operating activities was $130.3 million as compared with $0.6 million in 1998. In the first quarter of 1999, the Company paid $165.4 million in estimated taxes primarily related to the sale of the Company's IN VITRO diagnostics business. This use of cash was partially offset by net income of $23.7 million for the three months ended March 31, 1999.

     In the first quarter 1999, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $701.2 million, capital expenditures of $33.9 million, and other uses of cash of $18.6 million. Partially offsetting these uses of cash were proceeds from the sale and maturity of investments in marketable debt securities of $412.1 million.

     In the first quarter of 1999, net cash provided by financing activities primarily consisted of $28.1 million from the issuance of common stock related to stock option exercises and $1.0 million related to short-term borrowings. This was partially offset by $0.9 million related to the repayment of certain notes payable and short-term leases, and $0.6 million related to the acquisition of treasury stock.

     The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

     BORROWING ARRANGEMENTS Under a revolving, committed, unsecured credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis, provides various interest rate options, and matures in February 2003. There were no borrowings outstanding under this credit facility at March 31, 1999. The Company had an additional credit agreement, which expired unused in March 1999. Chiron also has credit facilities outside the U.S. which allow for total borrowings of $63.1 million. Under these credit facilities, $20.6 million of borrowings were outstanding at March 31, 1999.

     YEAR 2000 Chiron is dependent on a number of computer systems and applications to conduct its business. In the past, many computer programs were written using two digits rather than four to identify the relevant year. These programs may not be able to distinguish between 21st and 20th century dates (for example, "00" may be read as the year 1900 when the year 2000 is intended). This could result in significant system failures or miscalculations. Accordingly, the Company has developed a comprehensive risk-based plan designed to make its computer hardware and communication systems, software applications, and facilities and other non-information technology-related functions Year 2000 compliant. The plan covers three phases including (i) planning, (ii) assessment, and (iii) implementation. The Company has completed the planning and assessment phases and expects to complete the implementation phase by mid-1999. With regard to the Company's computer hardware and communication systems, Chiron has completed its technology refresh program which was developed in conjunction with International Business Machines, Inc. ("IBM") to update and standardize the

Company's computer hardware and communication systems. With regard to the Company's software applications, the Company has identified critical and non-critical software applications. Mission critical applications have been remediated. Non-critical applications are in progress and are targeted for completion prior to September 1999. The Company has completed testing and installation of an integrated information system that was implemented across the Company on April 5, 1999. With regard to the Company's facilities and other non-information technology-related functions, including research, manufacturing, and inventory management practices, the Company is on schedule and expects to have its facilities and other non-information technology-related functions Year 2000 compliant by mid-1999 for critical functions and September 1999 for non-critical functions, in all material respects.

     The Company is using both internal and external resources to prepare for the year 2000. Although the Company believes that it should be able to substantially complete the implementation of critical internal aspects of its Year 2000 plan prior to the commencement of the year 2000, even with substantial completion of internal remediation plans, the Company's customers, suppliers, and distributors also present risk of their own Year 2000 compliance over which the Company has no control. The Company has initiated communications with its critical suppliers and other external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company is assessing and attempting to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant cannot be reasonably estimated.

     The Company is also preparing to address any Year 2000 issues that do arise. The Company is implementing specific plans for each critical system to ensure that the necessary precautions are taken to prevent and/or address an unexpected system failure. Many of these contingency plans are already in place as they are based on existing plans that are required for the safe and proper operation of the Company's business, including its research and manufacturing facilities.

     The SEC has requested that companies disclose the most likely worst case scenario that could occur as a result of the Year 2000. The Company believes that its most likely worst case scenario would be delays in product shipments due to a complete or partial manufacturing shutdown. To address the manufacturing shutdown scenario, the Company plans, among other things, to increase its inventory and re-prioritize staff assignments, as needed, but does not believe that such a scenario is likely to occur.

     The Company may incur significant costs in identifying and resolving Year 2000 issues, including internal staffing costs as well as consulting and other expenses. In addition, in certain instances, the appropriate course of action includes replacing or upgrading systems or equipment at a substantial cost to the Company. Expenses associated with preparing for the year 2000 are not expected to exceed $5.5 million. The costs related to the technology refresh program and the integrated information system are not included in the above estimates as Year 2000 compliance is incidental to the operational benefits expected to be derived from these programs. As of March 31, 1999, costs incurred to date have been funded through operations and approximate $1.4 million. The Company anticipates that most of its Year 2000 costs will be incurred during the first three quarters of 1999. These costs are anticipated to be funded with cash on hand and cash generated through operations.

     EURO CONVERSION On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is currently traded on currency exchanges and can be used in business transactions. The Company believes that its financial systems are Euro-ready in all material respects. However, the Company is still in the process of evaluating the effect, if any, of the Euro on the Company's product pricing and gross profit percentages.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     As a biotechnology company, Chiron is engaged in a rapidly evolving and often unpredictable business. The forward-looking statements contained in this Report and in other periodic reports, press releases and other statements issued by the Company from time to time reflect management's current beliefs and expectations concerning objectives, plans, strategies, future performance, and other future events. The following discussion highlights some of the factors, many of which are beyond the Company's control, which could cause actual results to differ.

PROMISING TECHNOLOGIES ULTIMATELY MAY NOT PROVE SUCCESSFUL

     The Company focuses its research and development activities on areas in which it has particular strengths, and on technologies that appear promising. These technologies often are on the "cutting edge" of modern science. As a result, the outcome of any research or development program is highly uncertain. Only a very small fraction of such programs ultimately result in commercial products or even product candidates. Product candidates that initially appear promising often fail to yield successful products. In many cases, preclinical or clinical studies will show that a product candidate is not efficacious (that is, it does not have the intended therapeutic or prophylactic effect), or that it raises safety concerns or has other side effects which outweigh the intended benefit. Success in preclinical or early clinical trials (which generally focus on safety issues) may not translate into success in large-scale clinical trials (which are designed to show efficacy), often for reasons that are not fully understood. And even after a product is approved and launched, general usage or post-marketing studies may identify safety or other previously unknown problems with the product which may result in regulatory approvals being suspended, limited to narrow indications, or revoked, or which otherwise prevent successful commercialization.

REGULATORY APPROVALS

     The Company is required to obtain and maintain regulatory approval in order to market most of its products. Generally, these approvals are on a product-by-product and country-by-country basis, and, in the case of therapeutic products, a separate approval is required for each therapeutic indication. See Item 1., "Business--Government Regulation" in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies.

MANUFACTURING

     Most of the Company's products are biologics. Manufacturing biologic products is complex. Unlike chemical pharmaceuticals, a biologic product generally cannot be sufficiently characterized (in terms of its physical and chemical properties) to rely on assaying of the finished product alone to ensure that the product will perform in the intended manner. Accordingly, it is essential to be able to both validate and control the manufacturing process: that is, to show that the process works, and that the product is made strictly and consistently in compliance with that process. Slight deviations in the manufacturing process may result in unacceptable changes in the products which may result in lot failures. Manufacturing processes which are used to produce the (smaller) quantities of material needed for research and development purposes may not be successfully scaled up to allow production of commercial quantities at reasonable cost or at all. All of these difficulties are compounded when dealing with novel biologic products that require novel manufacturing processes. Accordingly, manufacturing is subject to extensive government regulation. Even minor changes in the manufacturing process require regulatory approval, which, in turn, may require further clinical studies.

PATENTS HELD BY THIRD PARTIES MAY DELAY OR PREVENT COMMERCIALIZATION

     Third parties, including competitors, have patents and patent applications in the U.S. and other significant markets that may be useful or necessary for the manufacture, use, or sale of certain of the Company's products and products in development. It is likely that third parties will obtain other such patents in the future. Certain of these patents may be sufficiently broad to prevent or delay Chiron from manufacturing or marketing products important to the Company's current and future business. The scope, validity, and enforceability of such patents, if granted, the extent to which Chiron may wish or need to obtain licenses to such patents, and the cost and availability of such licenses cannot be accurately predicted. If Chiron does not obtain such licenses, products may be withdrawn from the market or delays could be encountered in market introduction while an attempt is made to design around such patents. Alternatively, Chiron could find that the development, manufacture, or sale of such products is foreclosed. Chiron could also incur substantial costs in challenging the validity and scope of such patents.

PRODUCT ACCEPTANCE

     The Company may experience difficulties in launching new products, many of which are novel products based on technologies that are unfamiliar to the healthcare community. There can be no assurance that healthcare providers and patients will accept such products. In addition, government agencies as well as private organizations involved in healthcare from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential, and may adversely affect the usage of the Company's products directly (for example, by recommending a decreased dosage of the Company's product in conjunction with a concomitant therapy) or indirectly (for example, by recommending a competitive product over the Company's product).

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

     There can be no assurance that patents and patent applications owned or licensed to Chiron will provide substantial protection. Important legal questions remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets. It is not known how many of the Company's pending patent applications will be granted, or the effective coverage of those that are granted. In the U.S. and other important markets, the issuance of a patent is neither conclusive as to its validity nor the enforceable scope of its claims. The Company has engaged in significant litigation to determine the scope and validity of certain of its patents and expects to continue to do so in the future.

     Even if the Company is successful in obtaining and defending patents, there can be no assurance that these patents will provide substantial protection. The length of time necessary to successfully resolve patent litigation may allow infringers to gain significant market advantage. Third parties may be able to design around the patents and develop competitive products that do not use the inventions covered by the patents. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the third party's product is needed to meet a threat to public health or safety in that country, or the patent owner has failed to "work" the invention in that country, or the third party has patented improvements) and most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent.

AVAILABILITY OF REIMBURSEMENT; GOVERNMENT AND OTHER PRESSURES ON PRICING

     In the U.S. and other significant markets, sales of the Company's products may be affected by the availability of reimbursement from the government or other third parties, such as insurance companies. It is difficult to predict the reimbursement status of newly approved, novel biotechnology products, and current reimbursement policies for existing products may change. In certain foreign markets, governments have issued regulations relating to the pricing and profitability of pharmaceutical companies. There have been proposals in the U.S. (at both the federal and state level) to implement such controls. The growth of managed care in the U.S. also has placed pressure on the pricing of healthcare products. These pressures can be expected to continue.

COSTS ASSOCIATED WITH REFOCUSING AND EXPANDING THE BUSINESS

     The Company is refocusing its efforts on its core businesses and on improving operational efficiencies. In addition, management expects to grow the business in areas in which the Company can be most competitive, either through in-licensing, collaborations, or acquisitions of products or companies. In connection with these efforts, the Company may incur significant charges, costs, and expenses which could impact the Company's profitability, including impairment losses, restructuring charges, the write-off of in-process technology, transaction-related expenses, costs associated with integrating new businesses, and the cost of amortizing goodwill and other intangibles.

OTHER NEW PRODUCTS AND SOURCES OF REVENUE

     Many products in the Company's current pipeline are in relatively early stages of research or development. The Company's ability to grow earnings in the near- to medium-term may depend, in part, on its ability to initiate and maintain other revenue generating relationships with third parties, such as licenses to certain of the Company's technologies, and on its ability to identify and successfully acquire rights to later-stage products from third parties. There can be no assurance that such other sources of revenue will be established.

INTEREST RATE AND FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS

     In 1998, the Company sold certain businesses for cash, including its IN VITRO diagnostics and ophthalmics businesses, and as a result has significant cash balances and short-term investments. The Company's financial results therefore are sensitive to interest rate fluctuations in the U.S. In addition, the Company sells products in many countries throughout the world, and its financial results could be significantly affected by fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets.

COLLABORATION PARTNERS

     An important part of the Company's business strategy depends upon collaborations with third parties, including research collaborations and joint efforts to develop and commercialize new products. As circumstances change, the Company and its corporate partners may develop conflicting priorities or other conflicts of interest. The Company may experience significant delays and incur significant expenses in resolving these conflicts and may not be able to resolve these matters on acceptable terms. Even without conflicts of interest, the parties may differ in their views as to how best to realize the value associated with a current product or a product in development. In some cases, the corporate partner may have responsibility for formulating and implementing key strategic or operational plans. Decisions by corporate partners on key clinical, regulatory, marketing (including pricing), inventory management, and other issues may prevent successful commercialization of the product or otherwise impact the Company's profitability.

STOCK PRICE VOLATILITY

     The price of the Company's stock, like that of other biotechnology companies, is subject to significant volatility. Any number of events, both internal and external to the Company, may affect the stock price. These include, without limitation, results of clinical trials conducted by the Company or by its competitors; announcements by the Company or its competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by the Company against third parties to enforce its patents and claims filed by third parties against the Company relating to patents held by the third parties; the launch of competing products; the resolution of (or failure to resolve) disputes with collaboration partners; corporate restructuring by the Company; licensing activities by the Company; and the acquisition or sale by the Company of products, products in development, or businesses.

     In connection with its research and development collaborations, from time to time the Company invests in equity securities of its corporate partners. The price of these securities also is subject to significant volatility and may be affected by, among other things, the types of events that affect the Company's stock. Changes in the market price of these securities may impact the Company's profitability.

TAX

     The Company is taxable principally in the U.S., Germany, Italy, and The Netherlands. All of these jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws, which could increase the Company's tax provision in the future. The Company has negotiated a number of rulings regarding income and other taxes that are subject to periodic review and renewal. If such rulings are not renewed or are substantially modified, taxes payable in particular jurisdictions could increase. While the Company believes that all material tax liabilities are properly reflected in its balance sheet, the Company is presently under audit in several jurisdictions, and there can be no assurance that Chiron will prevail in all cases in the event the taxing authorities disagree with its interpretations of the tax law. In addition, the Company has assumed liabilities for all income taxes incurred prior to the sales of its former subsidiaries, Chiron Vision Corporation (subject to certain limitations) and Chiron Diagnostics Corporation. Future levels of research and development spending, capital investment, and export sales will impact the Company's entitlement to related tax credits and benefits which have the effect of lowering its effective tax rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK MANAGEMENT The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company's market risk exposures during the first quarter of 1999. For further discussion of the Company's market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in Chiron's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     The Company is party to certain lawsuits and legal proceedings, which are described in Part I, Item 3., "Legal Proceedings," of the Company's Annual Report on Form 10-K for the year ended January 3, 1999. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report.

CONNAUGHT LABORATORIES, LIMITED

     Chiron is involved in litigation in Italy, Germany, and The Netherlands with Connaught Laboratories, Limited ("Connaught") relating to
TriAcelluvax-TM-, the Company's diphtheria/tetanus/acellular pertussis vaccine.

     The Company does not sell TriAcelluvax-TM- in Germany. However, in July 1997, Connaught filed suit against Chiron Behring and Chiron S.p.A. in the District Court in Dusseldorf, Germany, asserting imminent infringement of Connaught's European Patent 0 322 115 (the "'115 patent"). The '115 patent, which contains claims relating to pertussis toxin mutants was upheld in November 1998 by the EPO Opposition Division. In the German action, Connaught sought damages and an order enjoining Chiron S.p.A. and Chiron Behring from the manufacture and sale of TriAcelluvax-TM- in both Germany and Italy. A trial on this matter took place in August 1998. In April, 1999, the German court rejected Connaught's request for an order enjoining Chiron S.p.A. from activities in Italy but entered an injunction against the Chiron defendants prohibiting future sales in Germany. That injunction becomes effective upon Connaught's posting of a bond. Connaught's damages claims were denied.

F. HOFFMANN-LAROCHE AG

     Chiron is involved in certain litigation in the United States, The Netherlands, Japan, Germany, and other countries with F. Hoffmann-LaRoche AG and several of its affiliated companies concerning infringement and/or validity of certain patents related to HCV technology.

     In January 1998, Chiron initiated an action against F. Hoffmann-LaRoche AG and several of its affiliated companies (collectively, "Roche") in the United States District Court for the Northern District of California. The Company asserts that Roche's manufacture and sale of Amplicor-Registered Trademark- HCV Test and Amplicor-Registered Trademark- HCV Monitor Test constitutes infringement of Chiron's U.S. Patent Nos. 5,712,088 (the "'088 patent") and 5,714,596 (the "'596 patent"). The action seeks damages, injunctive relief, and a declaratory judgment that Chiron is the sole and exclusive owner of its HCV technology. Roche filed a counterclaim requesting a declaratory judgment of non-infringement and invalidity and also alleging infringement of U.S. Patent No. 5,580,718 (the "'718 patent"), owned by Roche, which allegedly relates to nucleic acid-based assays for the detection of HCV. Roche's counterclaim of infringement seeks damages and injunctive relief. Chiron is defending on the basis of invalidity and non-infringement of the '718 patent and also seeks a declaration of invalidity of U.S. Patent No. 5,527,669 (the "'669 patent"), a related patent also owned by Roche. Roche asserts that Chiron is barred from interfering with Roche's use of polymerase chain reaction ("PCR") to detect
HCV by virtue of Chiron's status as successor-in-interest to Cetus
Corporation, which sold its PCR business to Roche in 1991. A hearing on the parties' cross-motions for summary judgment on this issue is scheduled for May 28, 1999.

     In January 1997, Chiron, together with Ortho-Clinical Diagnostics, Inc. filed suit against F. Hoffmann-LaRoche AG ("Roche Germany") in the Regional Court, 4th Civil Division, Dusseldorf, Germany, for infringement of HCV immunoassay technology under Chiron's European Patent 0 318 216 (the "'216 patent"). The suit sought an injunction preventing further manufacture or sale of infringing HCV immunoassay kits by Roche Germany. On April 29, 1999, the Court issued a decision granting Chiron's application for injunctive relief. That order becomes effective only upon posting of a bond and is subject to appeal.

     Chiron also filed a suit against Roche in Dusseldorf, Germany, for infringement of Chiron's European Patent 0 181 150 relating to HIV probes technology. The suit seeks injunctive relief and damages. That matter has been set for trial on February 1, 2000.

     It is not known when nor on what bases these matters will be concluded.

ORTHO-CLINICAL DIAGNOSTICS, INC.

     On February 17, 1998, Chiron filed a lawsuit against Ortho-Clinical Diagnostics, Inc. ("Ortho") in the United States District Court for the Northern District of California. The suit sought to compel arbitration of certain issues relating to the conduct of the parties' joint business. Chiron's motion to compel arbitration was granted by the Court in December 1998. Ortho appealed that order to the Ninth Circuit Court of Appeals and then refused Chiron's demand for arbitration in accordance with the order. Therefore, on March 31, 1999, Chiron filed a second petition in the United States District Court for the Northern District of California to compel arbitration. It is not known when nor on what bases these matters will be concluded.

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

         3.04            Bylaws of the Registrant, as amended.

         4.01            Indenture, dated as of May 21, 1987, between Cetus Corporation and Bankers Trust
                         Company, Trustee, incorporated by reference to Exhibit 4.01 of the Registrant's Form
                         10-Q report for the period ended September 30, 1994.

         4.02            First Supplemental Indenture, dated as of December 12, 1991, by and among Registrant,
                         Cetus Corporation, and Bankers Trust Company, incorporated by reference to Exhibit
                         4.02 of the Registrant's Form 10-K report for fiscal year 1997.

         4.03            Second Supplemental Indenture, dated as of March 25, 1996, by and among the
                         Registrant, Cetus Oncology Corporation (formerly Cetus Corporation), and Bankers
                         Trust Company, incorporated by reference to Exhibit 4.03 of the Registrant's Form
                         10-Q report for the period ended June 30, 1996.

         4.04            Indenture, dated as of November 15, 1993, between Registrant and The First National
                         Bank of Boston, as Trustee, incorporated by reference to Exhibit 4.04 of the
                         Registrant's Form 10-K report for fiscal year 1998.

         10.201          Agreement between the Registrant and Ortho Diagnostic Systems, Inc., a New Jersey
                         corporation, dated August 17, 1989, and Amendment to Collaboration Agreement between
                         Ortho Diagnostic Systems, Inc. and Registrant, dated December 22, 1989. (Certain information has been omitted from the Agreements and filed separately with the
                         Securities and Exchange Commission (the "Commission") pursuant to a request by
                         Registrant for confidential treatment pursuant to Rule 24b-2 and a consequent order by the Commission dated November 30, 1994. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".)

         10.202          License and Supply Agreement between Ortho Diagnostic Systems, Inc., a New Jersey corporation, the Registrant and Abbott Laboratories, an Illinois corporation, dated
                         August 17, 1989. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by
                         Registrant for confidential treatment pursuant to Rule 24b-2 and a consequent order by the Commission dated November 30, 1994. The omitted confidential information has been identified by the following statement: "Confidential Treatment Requested".)

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

         27              Financial Data Schedule for Three Months ended March 31, 1999.

         27.1            Financial Data Schedule for Three Months ended March 29, 1998 and the Six Months ended June 28, 1998.

(b) REPORTS ON FORM 8-K.

         None.

                               CHIRON CORPORATION

                                 March 31, 1999




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CHIRON CORPORATION



DATE:      MAY 12, 1999               BY:   /s/  SEAN P. LANCE
      -------------------------             ------------------------------------
                                            Sean P. Lance
                                            President and Chief Executive
                                            Officer


DATE:     MAY 12, 1999                BY:   /s/  JAMES R. SULAT
      -------------------------             ------------------------------------
                                            James R. Sulat
                                            Chief Financial Officer