Form 10-Q
period 1999-06-30
CHIRON CORP
filed 1999-08-12
CIK 706539

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                        Commission File Number: 0-12798

                             __CHIRON CORPORATION__
             (Exact name of registrant as specified in its charter)

               DELAWARE                                94-2754624
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                4560 HORTON STREET, EMERYVILLE, CALIFORNIA 94608
             (Address of principal executive offices)    (Zip code)

                                 (510) 655-8730
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes __X__      No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          TITLE OF CLASS                  OUTSTANDING AT JULY 31, 1999
   Common Stock, $0.01 par value                   180,978,200

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CHIRON CORPORATION
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                         PAGE NO.
                                                                                    -------------

 ITEM 1. FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31,
     1998.........................................................................            3

    Condensed Consolidated Statements of Operations for the three and six months
     ended June 30, 1999 and 1998.................................................            4

    Condensed Consolidated Statements of Comprehensive Income for the three and
     six months ended June 30, 1999 and 1998......................................            5

    Condensed Consolidated Statements of Cash Flows for the six months ended June
     30, 1999 and 1998............................................................            6

    Notes to Condensed Consolidated Financial Statements..........................            7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
    OF OPERATIONS.................................................................           15

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............           27

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.......................................................           27

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................           28

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................           28

SIGNATURES........................................................................           31

ITEM 1. FINANCIAL STATEMENTS

                               CHIRON CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        JUNE 30,        DECEMBER 31,
                                                                          1999              1998
                                                                      -------------    --------------
                                                                       (UNAUDITED)
                                               ASSETS
Current assets:
  Cash and cash equivalents.........................................  $      47,534    $     513,315
  Short-term investments in marketable debt securities..............        725,290          716,619
                                                                      -------------    --------------
    Total cash and short-term investments...........................        772,824        1,229,934
  Accounts receivable...............................................        179,286          167,588
  Inventories.......................................................         93,233           79,862
  Other current assets..............................................         91,960          153,558
                                                                      -------------    --------------
    Total current assets............................................      1,137,303        1,630,942
Noncurrent investments in marketable debt securities................        706,702          360,069
Property, plant, equipment, and leasehold improvements, at cost:
  Land and buildings................................................        140,713          141,452
  Laboratory, production, and office equipment......................        296,082          236,803
  Leasehold improvements............................................         67,293           84,607
  Construction-in-progress..........................................         34,041           38,321
                                                                      -------------    --------------
                                                                            538,129          501,183
  Less accumulated depreciation and amortization....................       (218,438)        (198,102)
                                                                      -------------    --------------
    Net property, plant, equipment, and leasehold improvements......        319,691          303,081
Purchased technology, net...........................................         13,090           14,753
Other intangible assets, net........................................        146,017          167,534
Investments in equity securities and affiliated companies...........         35,086           27,456
Other assets........................................................         42,711           20,429
                                                                      -------------    --------------
                                                                      $   2,400,600    $   2,524,264
                                                                      -------------    --------------
                                                                      -------------    --------------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................  $      46,451    $      44,833
  Accrued compensation and related expenses.........................         41,672           40,727
  Short-term borrowings.............................................         25,445           17,554
  Note payable to Novartis..........................................         65,945           63,945
  Current portion of unearned revenue...............................         42,321           41,893
  Taxes payable.....................................................         24,525          180,536
  Other current liabilities.........................................        134,588          167,947
                                                                      -------------    --------------
    Total current liabilities.......................................        380,947          557,435
Long-term debt......................................................        349,145          338,158
Other noncurrent liabilities........................................         61,880           82,869
                                                                      -------------    --------------
    Total liabilities...............................................        791,972          978,462
                                                                      -------------    --------------
Commitments and contingencies
Stockholders' equity:
  Common stock......................................................          1,815            1,799
  Additional paid-in capital........................................      2,010,737        1,979,615
  Accumulated deficit...............................................       (382,625)        (437,873)
  Accumulated other comprehensive (loss) income.....................        (14,553)           2,261
  Treasury stock, at cost (329,500 shares)..........................         (6,746)              --
                                                                      -------------    --------------
    Total stockholders' equity......................................      1,608,628        1,545,802
                                                                      -------------    --------------
                                                                      $   2,400,600    $   2,524,264
                                                                      -------------    --------------
                                                                      -------------    --------------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1999        1998        1999        1998
                                                                   ----------  ----------  ----------  ----------
Revenues:
  Product sales, net.............................................  $  101,322  $   96,058  $  194,289  $  165,278
  Equity in earnings of unconsolidated joint businesses..........      17,048      17,364      35,134      30,238
  Collaborative agreement revenues...............................      18,736      24,432      41,161      48,832
  Royalty and license fee revenues...............................      27,335      15,495      59,768      31,569
  Other revenues.................................................      24,669       9,541      34,318      20,260
                                                                   ----------  ----------  ----------  ----------
    Total revenues...............................................     189,110     162,890     364,670     296,177
                                                                   ----------  ----------  ----------  ----------
Expenses:
  Cost of sales..................................................      40,759      45,186      84,635      73,399
  Research and development.......................................      73,806      66,088     141,259     128,890
  Selling, general, and administrative...........................      45,153      38,664      86,815      62,788
  Write-off of purchased in-process technologies.................          --       1,645          --       1,645
  Restructuring and reorganization charges (Note 3)..............          --      (2,610)      3,352       4,938
  Other operating expenses.......................................         510       3,755       4,693       4,963
                                                                   ----------  ----------  ----------  ----------
    Total expenses...............................................     160,228     152,728     320,754     276,623
                                                                   ----------  ----------  ----------  ----------
Income from operations...........................................      28,882      10,162      43,916      19,554

Gain on sale of assets...........................................          --       6,241          --       6,241
Interest expense.................................................      (5,863)     (6,049)    (11,708)    (12,629)
Other income, net................................................      20,816       7,566      43,376      16,161
                                                                   ----------  ----------  ----------  ----------
Income from continuing operations before income taxes............      43,835      17,920      75,584      29,327
Provision (benefit) for income taxes.............................      10,101      (2,182)     18,112       1,683
                                                                   ----------  ----------  ----------  ----------
Income from continuing operations................................      33,734      20,102      57,472      27,644
                                                                   ----------  ----------  ----------  ----------
Discontinued operations (Note 2):
  Income (loss) from discontinued operations.....................          --       5,285          --     (13,108)
  Gain on disposal of discontinued operations....................       3,009          --       3,009      65,332
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $   36,743  $   25,387  $   60,481  $   79,868
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Basic earnings per share:
  Income from continuing operations..............................  $     0.19  $     0.11  $     0.32  $     0.16
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Net income.....................................................  $     0.20  $     0.14  $     0.33  $     0.45
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Diluted earnings per share:
  Income from continuing operations..............................  $     0.18  $     0.11  $     0.31  $     0.15
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Net income.....................................................  $     0.20  $     0.14  $     0.33  $     0.44
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1999       1998       1999       1998
                                                                        ---------  ---------  ---------  ---------

Net income............................................................  $  36,743  $  25,387  $  60,481  $  79,868
                                                                        ---------  ---------  ---------  ---------
Other comprehensive income (loss):
  Foreign currency translation adjustment:
    Change in foreign currency translation adjustment during the
      period..........................................................     (5,371)     1,430    (22,246)      (983)
    Plus: reclassification adjustment for loss included in
      discontinued operations.........................................         --         --         --      2,087
                                                                        ---------  ---------  ---------  ---------
    Net foreign currency translation adjustment.......................     (5,371)     1,430    (22,246)     1,104
                                                                        ---------  ---------  ---------  ---------
Unrealized gains (losses) from investments:
  Unrealized holding gains (losses) arising during the period.........      5,639    (10,244)     6,422     (4,935)
  Reclassification adjustment for net gain included in net income net of tax (provision) benefit of ($238) and $357 for the three months ended June 30, 1999 and 1998, respectively, and $557 and $1,371
    for the six months ended June 30, 1999 and 1998, respectively.....        423       (635)      (990)    (2,435)
                                                                        ---------  ---------  ---------  ---------
  Net unrealized gains (losses) from investments......................      6,062    (10,879)     5,432     (7,370)
                                                                        ---------  ---------  ---------  ---------
Other comprehensive income (loss).....................................        691     (9,449)   (16,814)    (6,266)
                                                                        ---------  ---------  ---------  ---------
Comprehensive income..................................................  $  37,434  $  15,938  $  43,667  $  73,602
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        -------------  -----------

Net cash (used in) provided by operating activities...................................  $    (125,246) $    46,698
                                                                                        -------------  -----------
Cash flows from investing activities:
  Purchases of investments in marketable debt securities..............................     (1,034,474)    (222,316)
  Proceeds from sale and maturity of investments in marketable debt securities........        684,708      127,620
  Capital expenditures................................................................        (42,350)     (35,548)
  Proceeds from disposal of discontinued operations...................................         35,425      298,939
  Proceeds from sale of assets........................................................             --       18,482
  Business acquired, net of cash acquired.............................................             --      (54,770)
  Other, net..........................................................................        (15,538)      (7,084)
                                                                                        -------------  -----------
    Net cash (used in) provided by investing activities...............................       (372,229)     125,323
                                                                                        -------------  -----------
Cash flows from financing activities:
  Net proceeds from (repayment of) short-term debt....................................          8,115     (137,025)
  Repayment of notes payable and capital leases.......................................         (1,193)      (1,319)
  Proceeds from issuance of common stock..............................................         31,518       25,960
  Payments to acquire treasury stock..................................................         (6,746)          --
                                                                                        -------------  -----------
    Net cash provided by (used in) financing activities...............................         31,694     (112,384)
                                                                                        -------------  -----------
    Net (decrease) increase in cash and cash equivalents..............................       (465,781)      59,637
Cash and cash equivalents at beginning of the period..................................        513,315       98,483
                                                                                        -------------  -----------
Cash and cash equivalents at end of the period........................................  $      47,534  $   158,120
                                                                                        -------------  -----------
                                                                                        -------------  -----------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information presented in the accompanying Condensed Consolidated Financial Statements at June 30, 1999, and for the three and six months ended June 30, 1999 and 1998, is unaudited, but includes all normal recurring adjustments which the management of Chiron Corporation ("Chiron" or the "Company") believes to be necessary for fair presentation of the periods presented. For the three and six months ended June 30, 1999, the Company's results include a $6.4 million reduction in other operating expenses resulting from a change in estimated tax accruals related to certain employee payments recorded in 1995 in connection with the Novartis transaction and a $3.0 million adjustment to the gain on disposal of discontinued operations resulting from a change in estimated accruals created at the time of disposal. For the three and six months ended June 30, 1998, included in the Company's results were a $6.0 million reduction in cost of sales due to a change in estimated property tax accruals created in prior periods, a $3.6 million reduction in restructuring and reorganization charges due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility, and a $2.0 million reduction in selling, general, and administrative expenses due to changes in estimated accruals created in prior periods.

    During the second quarter of 1999, the Company completed the implementation of an integrated information system. As a result, certain previously reported amounts have been reclassified to conform with the current period presentation. The condensed consolidated balance sheet amounts at December 31, 1998 have been derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended January 3, 1999, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

    In the first quarter of 1998, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to Bausch & Lomb Incorporated ("B&L") and in the fourth quarter of 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer") (see Note 2). The accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 reflect the after-tax results of Chiron Diagnostics as discontinued operations.

    On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring GmbH & Co ("Chiron Behring") from Hoechst AG. Beginning in the second quarter of 1998, the results of Chiron Behring were consolidated with those of the Company.

    Prior to January 1999, the results of Chiron's Italian subsidiary ("Chiron S.p.A.") were reported on a one-month lag. In the first quarter of 1999, the results of Chiron S.p.A. were brought current. As a result, during the first quarter of 1999, the Company recorded a loss of approximately $5.2 million for the month of December 1998 as a component of "Accumulated deficit" in the accompanying Condensed Consolidated Balance Sheets.

    FISCAL YEAR

    Effective with the beginning of fiscal year 1999, the Company changed its fiscal year from a 52 or 53-week year ending on the Sunday nearest the last day in December to coincide with a calendar year

                               CHIRON CORPORATION

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ending on December 31. In 1998, the Company's fiscal year was a 53-week year ending on January 3, 1999 and the second fiscal quarter was a 13-week period ending on June 28, 1998. For presentation purposes, the 1998 dates used in the condensed consolidated financial statements and notes refer to the fiscal month-end.

    INVENTORIES

    Inventories are stated at the lower of cost or market using the moving weighted-average cost method as of June 30, 1999. For the period ending December 31, 1998, vaccine inventories were valued using the last-in, first-out ("LIFO") method. In the second quarter of 1999, the Company changed its inventory valuation methodology for vaccine inventories from LIFO to the moving weighted-average cost method. The effect of this change in methodology was not material to the financial statements. Inventories consist of the following (in thousands):

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1999         1998
                                                                       ---------  ------------
Finished goods.......................................................  $  11,708   $   12,301
Work-in-process......................................................     62,126       54,333
Raw materials........................................................     19,399       13,228
                                                                       ---------  ------------
                                                                       $  93,233   $   79,862
                                                                       ---------  ------------
                                                                       ---------  ------------

    INCOME TAXES

    The 1999 estimated annual tax provision is expected to be approximately 24% of pretax income from continuing operations. The provision may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three and six months ended June 30, 1998 was based on an actual year-to-date effective tax rate on pretax income from continuing operations of approximately 6%, after taking into account federal deferred tax assets recognized and the tax impact attributable to restructuring and the sale of the Puerto Rico facility. The actual 1998 annual effective tax rate of 20% reflects the recognition of the deferred tax assets that were recognized during the second half of 1998 resulting from a reduction in the valuation allowance associated with such assets.

    PER SHARE DATA

    Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options, warrants, and equivalents, which are included under the treasury-stock method; and (ii) performance units to the extent that dilutive shares are assumed issuable.

                               CHIRON CORPORATION

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The following table sets forth the computation for basic and diluted earnings per share for the three and six months ended June 30 (in thousands):

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1999       1998       1999       1998
                                                                        ---------  ---------  ---------  ---------
Weighted-average common shares outstanding............................    181,585    177,308    181,064    176,725
Effect of dilutive securities:
  Options and equivalents.............................................      2,996      2,585      3,578      2,703
  Warrants............................................................        223        187        239        188
                                                                        ---------  ---------  ---------  ---------
Weighted-average common shares outstanding plus assumed conversions...    184,804    180,080    184,881    179,616
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

    For the three months ended June 30, 1999 and 1998, options to purchase 6,685,000 and 13,500,000 shares, respectively, and for the six months ended June 30, 1999 and 1998, options to purchase 3,786,000 and 13,456,000 shares, respectively, with exercise prices greater than the average market prices of common stock, were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

    Also excluded from the computations of dilutive earnings per share were 12,026,000 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures as the average conversion price was greater than the average market price for the three and six months ended June 30, 1999 and 1998.

NOTE 2--DISCONTINUED OPERATIONS

    On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to B&L for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "B&L Agreement"), dated as of October 21, 1997, between Chiron and B&L. Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million were retained by the Company upon the completion of the sale. The Company has provided customary indemnities under the terms of the B&L Agreement.

    For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of June 30, 1999 and December 31, 1998, the real estate assets, which represent all of the remaining net assets of Chiron's discontinued operations, are recorded in the accompanying Condensed Consolidated Balance Sheets as "Other current assets" (see Note 7).

    On November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business to Bayer for $1,013.8 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Bayer Agreement"), dated as of September 17, 1998, between Chiron and Bayer. The results of operations for Chiron Diagnostics are reported as a discontinued

                               CHIRON CORPORATION

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED) operation for the three and six months ended June 30, 1998 in the accompanying Condensed Consolidated Statements of Operations. Chiron has provided customary indemnities under the terms of the Bayer Agreement.

    For the three and six months ended June 30, 1998, Chiron Diagnostics recognized total revenues of $142.7 million and $278.3 million, respectively. For the three and six months ended June 30, 1998, "Income (loss) from discontinued operations" are reported net of income tax provisions of $4.0 million and $2.9 million, respectively. For the three months ended June 30, 1999 and for the six months ended June 30, 1999 and 1998, "Gain on disposal of discontinued operations" are reported net of income tax (benefits) provisions of ($0.7) million; ($0.7) million and $31.2 million, respectively.

    For the three months ended June 30, 1999, basic and diluted income per common share from discontinued operations was $0.01 and $0.02, respectively. For the three months ended June 30, 1998, basic and diluted income per common share was $0.03. For the six months ended June 30, 1999, basic and diluted income per common share from discontinued operations was $0.01 and $0.02, respectively. For the six months ended June 30, 1998, basic and diluted income per common share from discontinued operations was $0.29.

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES

    In the first half of 1999, the Company recorded restructuring and reorganization charges of $3.4 million principally related to the continued integration of its worldwide vaccine operations. These charges primarily consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility. As of June 30, 1999, 11 of these 28 positions had been eliminated.

    In fiscal year 1998, the Company recorded restructuring and reorganization charges of $26.8 million, of which $4.9 million was recognized in the first half of the year. In the second quarter of 1998, the Company recognized a benefit of $3.6 million related to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility, offset in part, by $1.0 million of other facility and lease termination costs. The $26.8 million charge consisted primarily of termination and other employee-related expenses recognized in connection with the elimination of 400 positions in manufacturing, research and development, sales, marketing, and other administrative functions, and facility-related costs. As of June 30, 1999, 311 of these 400 positions had been eliminated.

                               CHIRON CORPORATION

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES (CONTINUED)
    The current status of the accrued restructuring charges is summarized as follows (in thousands):

                                                           RESTRUCTURING    AMOUNT OF       AMOUNT      AMOUNT TO
                                                              ACCRUAL         TOTAL        UTILIZED    BE UTILIZED
                                                           DECEMBER 31,   RESTRUCTURING  THROUGH JUNE   IN FUTURE
                                                               1998          CHARGE        30, 1999      PERIODS
                                                           -------------  -------------  ------------  -----------
Employee-related costs...................................   $    15,390     $   2,826     $    8,631    $   9,585
Other facility-related costs.............................         3,931           526          1,942        2,515
                                                           -------------       ------    ------------  -----------
                                                                 19,321         3,352         10,573       12,100
Discontinued operations..................................         4,475            --          2,569        1,906
                                                           -------------       ------    ------------  -----------
                                                            $    23,796     $   3,352     $   13,142    $  14,006
                                                           -------------       ------    ------------  -----------
                                                           -------------       ------    ------------  -----------

    The liabilities related to restructuring and reorganization charges are expected to be substantially settled within 12 months of accruing the related charges.

NOTE 4--AGREEMENT WITH HOECHST AG

    Effective July 1, 1996, Chiron purchased a 49% interest in the human vaccine business of Behringwerke AG, a subsidiary of Hoechst AG. The total acquisition price, which was paid in cash, was approximately $120.0 million, including costs directly related to the acquisition. Of the acquisition price, approximately $97.0 million was allocated to various intangible assets such as goodwill, trademarks, and patents, and is being amortized on a straight-line basis over lives ranging from five to 20 years.

    From July 1, 1996 through March 31, 1998 (period of joint ownership), Chiron and Hoechst AG operated the vaccine business as a joint venture under the name Chiron Behring GmbH & Co. Chiron accounted for its 49% interest under the equity method and recognized revenues of $2.4 million as a component of "Equity in earnings of unconsolidated joint businesses" in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 1998.

    In the second quarter of 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring from Hoechst AG. The purchase price of approximately $113.1 million, including acquisition costs, was allocated to the acquired assets and liabilities assumed based upon their estimated fair value on the date of acquisition. In connection with the acquisition, liabilities assumed were as follows (in thousands):

Cash acquired..................................................   $  57,119
Fair value of all other assets acquired........................     206,922
Carrying value of original investment in Chiron Behring........    (117,157)
Cash paid......................................................    (111,889)
Acquisition costs..............................................      (1,180)
                                                                 -----------
Liabilities assumed............................................   $  33,815
                                                                 -----------
                                                                 -----------

                               CHIRON CORPORATION

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 4--AGREEMENT WITH HOECHST AG (CONTINUED)
    At the time of acquisition, Chiron expensed $1.6 million of purchased in-process technologies. Other purchased intangible assets of approximately $135.0 million, including goodwill, trademarks, patents, and customer list, are being amortized over their estimated useful lives of four to 17 years on a straight-line basis. Chiron Behring's operating results were included in Chiron's consolidated operating results beginning in the second quarter of 1998.

    The following unaudited pro forma information presents the results of continuing operations of Chiron and Chiron Behring for the six months ended June 30, 1998 with pro forma adjustments as if Chiron's acquisition of the remaining 51% interest in Chiron Behring had been consummated as of January 1, 1998. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results that may occur in the future. The unaudited pro forma information is as follows (in thousands, except per share data):

                                                                             SIX MONTHS ENDED
                                                                               JUNE 30, 1998
                                                                             -----------------
Total revenues.............................................................     $   330,138
Income from continuing operations..........................................     $    31,457
Pro forma income per share from continuing operations:.....................
  Basic....................................................................     $      0.18
  Diluted..................................................................     $      0.18

NOTE 5--SEGMENT INFORMATION

    Chiron is organized based on the products and services that it offers. Under this organizational structure, the Company has the following three reportable segments: (i) biopharmaceuticals, (ii) vaccines, and (iii) blood testing. The biopharmaceuticals segment consists of products and services related to therapeutics, with an emphasis on oncology, serious infectious diseases, and cardiovascular diseases as well as the development and acquisition of technologies related to recombinant technology, gene therapy, small molecule therapeutics, and genomics. The vaccines segment consists principally of products and services related to adult and pediatric vaccines sold primarily in Germany, Italy, and certain other international markets. The blood testing segment consists of an alliance with Gen-Probe Incorporated ("Gen-Probe") and Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company. Chiron's alliance with Gen-Probe is focused on developing and selling products using nucleic acid testing ("NAT") to screen blood and plasma for infection by viruses. Chiron's joint business with Ortho sells a line of immunodiagnostics, other than NAT tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection.

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

                               CHIRON CORPORATION

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION (CONTINUED)
    The accounting policies of the Company's reportable segments are the same as those described in Note 1--The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from operations, excluding certain special items, such as the write-off of purchased in-process technologies and restructuring and reorganization charges, which are shown as reconciling items in the table below. The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

                                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                              JUNE 30,                JUNE 30,
                                                                       ----------------------  ----------------------
                                                                          1999        1998        1999        1998
                                                                       ----------  ----------  ----------  ----------
REVENUES
  Biopharmaceuticals, includes equity in earnings of unconsolidated joint businesses of ($33) for the three and six months ended June
    30, 1998.........................................................  $   87,914  $   69,810  $  155,655  $  153,095
  Vaccines, includes equity in earnings of unconsolidated joint businesses of $401 and ($647) for the three months ended June 30,
    1999 and 1998, respectively, and $644 and $789 for the six months
    ended June 30, 1999 and 1998, respectively.......................      47,707      53,233     104,181      70,078
  Blood testing, includes equity in earnings of unconsolidated joint businesses of $16,647 and $18,044 for the three months ended June
    30, 1999 and 1998, respectively, and $34,490 and $29,482 for the
    six months ended June 30, 1999 and 1998, respectively............      26,021      24,247      50,651      41,404
  Other..............................................................      27,468      15,600      54,183      31,600
                                                                       ----------  ----------  ----------  ----------
Total revenues.......................................................  $  189,110  $  162,890  $  364,670  $  296,177
                                                                       ----------  ----------  ----------  ----------
                                                                       ----------  ----------  ----------  ----------

                               CHIRON CORPORATION

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION (CONTINUED)

                                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                              JUNE 30,                JUNE 30,
                                                                       ----------------------  ----------------------
                                                                          1999        1998        1999        1998
                                                                       ----------  ----------  ----------  ----------
INCOME FROM CONTINUING OPERATIONS
  Biopharmaceuticals.................................................  $      (75) $   (2,282) $   (4,767) $   13,647
  Vaccines...........................................................      (9,972)    (20,524)    (16,280)    (35,039)
  Blood testing......................................................      12,083      17,746      26,598      28,334
  Other..............................................................      26,846      14,257      41,717      19,195
                                                                       ----------  ----------  ----------  ----------
    Segment income from operations...................................      28,882       9,197      47,268      26,137
  Reconciling items:
    Write-off of purchased in-process technologies...................          --       1,645          --       1,645
    Restructuring and reorganization charges.........................          --      (2,610)      3,352       4,938
                                                                       ----------  ----------  ----------  ----------
  Income from operations.............................................      28,882      10,162      43,916      19,554
    Gain on sale of assets...........................................          --       6,241          --       6,241
    Interest expense.................................................      (5,863)     (6,049)    (11,708)    (12,629)
    Other income, net................................................      20,816       7,566      43,376      16,161
                                                                       ----------  ----------  ----------  ----------
  Income from continuing operations, before income taxes.............  $   43,835  $   17,920  $   75,584  $   29,327
                                                                       ----------  ----------  ----------  ----------
                                                                       ----------  ----------  ----------  ----------

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

NOTE 7--SUBSEQUENT EVENT

    In July 1999, the Company sold a portion of its Claremont facility, which was retained upon the completion of the sale of Chiron Vision. The Company anticipates that it will recognize a net gain upon the sale of these assets in the third quarter of 1999. As of June 30, 1999 and December 31, 1998, these assets were recorded as "Other current assets" in the accompanying Condensed Consolidated Balance Sheets.

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

    THE DISCUSSION BELOW SHOULD BE READ IN CONJUNCTION WITH PART I, ITEM 1.,"FINANCIAL STATEMENTS", OF THIS QUARTERLY REPORT ON FORM 10-Q AND PART II, ITEMS 7, 7A, AND 8, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK", AND "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA", RESPECTIVELY, OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 3, 1999.

    Chiron is a biotechnology company that participates in three global healthcare businesses: biopharmaceuticals, vaccines, and blood testing. The biopharmaceuticals segment consists of products and services related to therapeutics, with an emphasis on oncology, serious infectious diseases, and cardiovascular diseases as well as the development and acquisition of technologies related to recombinant technology, gene therapy, small molecule therapeutics, and genomics. The vaccines segment consists principally of adult and pediatric vaccines sold primarily in Germany, Italy, and certain other international markets. The blood testing segment consists of an alliance with Gen-Probe Incorporated ("Gen-Probe") and Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company. Chiron's alliance with Gen-Probe is focused on developing and selling products using nucleic acid testing ("NAT") to screen blood and plasma for infection by viruses. Chiron's joint business with Ortho sells a line of immunodiagnostic tests other than NAT tests required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection.

    On December 29, 1997, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to Bausch & Lomb Incorporated ("B&L") and on November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer"). The Company's condensed consolidated statements of operations reflect the after-tax results of Chiron Diagnostics as discontinued operations for the three and six months ended June 30, 1998.

    On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring GmbH & Co ("Chiron Behring") from Hoechst AG. Beginning in the second quarter of 1998, the results of Chiron Behring were consolidated with those of the Company.

RESULTS OF OPERATIONS

REVENUES

    BIOPHARMACEUTICAL PRODUCT SALES For the three months ended June 30, 1999 and 1998, product sales from the biopharmaceuticals segment were $55.0 million and $47.0 million, respectively. For the six months ended June 30, 1999 and 1998, biopharmaceutical product sales were $98.1 million and $97.3 million, respectively. In 1999 and 1998, biopharmaceutical product sales consisted principally of Proleukin-Registered Trademark-

(aldesleukin, interleukin-2), Betaseron-Registered Trademark- (interferon beta-1b) and PDGF (recombinant human platelet-derived growth factor -rhPDGF-BB).

    PROLEUKIN-REGISTERED TRADEMARK-  Chiron sells
Proleukin-Registered Trademark- directly in the U.S. and certain international markets. For the three months ended June 30, 1999 and 1998, sales of Proleukin-Registered Trademark- were $37.2 million and $23.0 million, respectively. For the six months ended June 30, 1999 and 1998, sales of Proleukin-Registered Trademark- were $63.1 million and $43.9 million, respectively. Management believes that the second quarter 1999 increase in Proleukin-Registered Trademark- product sales as compared with 1998 is primarily due to a shift in sales from the third quarter to the second quarter in anticipation of a July 1999 price increase. As a result of this shift, management anticipates that sales of Proleukin-Registered Trademark- in the third quarter of 1999 will be substantially below the $37.2 million recognized in the second quarter of 1999. Also impacting the increase in Proleukin-Registered Trademark- product sales are continued volume growth in existing indications and price increases which occurred during the year. The Company continues to pursue the use of Proleukin-Registered Trademark- for additional indications, including human immunodeficiency virus ("HIV"). The Company also anticipates further geographic expansion of Proleukin-Registered Trademark- into additional countries.

    BETASERON-REGISTERED TRADEMARK-  Chiron manufactures
Betaseron-Registered Trademark- for Berlex Laboratories, Inc. ("Berlex") and its parent company, Schering AG of Germany. Chiron earns a partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG and a subsequent additional payment upon sales by Berlex and Schering AG. Accordingly, Chiron's revenues from Betaseron-Registered Trademark- tend to fluctuate based upon the inventory management practices of Berlex and Schering AG. For the three months ended June 30, 1999 and 1998, revenues from Betaseron-Registered Trademark- were $14.0 million and $17.2 million, respectively. For the six months ended June 30, 1999 and 1998, revenues from Betaseron-Registered Trademark- were $28.6 million and $31.3 million, respectively. Management believes that the decrease in Betaseron-Registered Trademark- revenues in 1999 as compared with 1998 is primarily related to shipments that were postponed due to an anticipated label change by Berlex. Also contributing to the decrease in Betaseron-Registered Trademark- revenues was the October 1998 contractual decrease in the transfer price received by Chiron for the manufacture of Betaseron-Registered Trademark-.

    PDGF Chiron manufactures PDGF for Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company. PDGF is the active ingredient in Regranex-Registered Trademark- (becaplermin) Gel, a treatment for diabetic foot ulcers. Regranex-Registered Trademark- Gel was approved by the FDA in December 1997 and was launched commercially in early 1998. Sales of PDGF to J&J were $4.6 million for the three months ended June 30, 1998 and $0.5 million and $17.9 million for the six months ended June 30, 1999 and 1998, respectively. There were no sales of PDGF recognized during the second quarter of 1999. As Regranex-Registered Trademark- is the first product of its kind, the Company believes it will take time for the market to fully develop. In addition, Chiron's sales of PDGF will tend to fluctuate based upon the inventory management practices of J&J. Regranex-Registered Trademark- Gel was recently approved for use in the treatment of diabetic foot ulcers in Canada and Europe. However, even with these approvals, Chiron's sales to date have largely filled J&J's initial inventory requirements for product launch, and as a result, no significant sales of PDGF to J&J are expected until the second quarter of 2000.

    VACCINE PRODUCT SALES Chiron sells pediatric and adult vaccines in Germany, Italy, certain other international markets, and in the U.S. Certain of the Company's vaccine products, particularly its flu vaccine, are seasonal and typically have higher sales in the third quarter of the year. For the three months ended June 30, 1999 and 1998, vaccine product sales were $38.7 million and $43.9 million, respectively. The decrease in product sales for the three months ended June 30, 1999 as compared with the same period in 1998 is primarily due to a recall and inventory write-off of a portion of the Company's tick-borne encephalitis vaccine inventory that failed to meet manufacturing specifications for purity during the first quarter of 1999. The Company subsequently retested all remaining tick-borne encephalitis vaccine inventory and found it to meet specifications. The Company has since received approval from the relevant regulatory authority and is selling the product.

    Also contributing to the decrease in product sales is the seasonality of certain of the Company's vaccine products. Historically, the results of the Company's Italian subsidiary were reported on a one-month lag; however, during the first quarter of 1999, the Company eliminated the lag such that these results are now reported on a current basis. As a result of this change, the Company expects certain fluctuations in product sales and in particular, anticipates that a significant amount of flu vaccine sales which were historically recorded during the fourth quarter to now be recorded during the third quarter of each year.

    For the six months ended June 30, 1999 and 1998, vaccine product sales were $83.2 million and $58.4 million, respectively. The increase in sales for the six months ended June 30, 1999 as compared with the same period in 1998 is primarily due to Chiron's acquisition of the remaining 51% interest in, and consolidation of, Chiron Behring during the second quarter of 1998. Also impacting vaccine product sales for the six months ended June 30, 1999 was a $4.2 million sale of adult influenza vaccine to Argentina in the first quarter of 1999.

    BLOOD TESTING PRODUCT SALES During the second quarter of 1999, the Company began recognizing revenues for sales of its nucleic acid tests that are used to screen blood and plasma under an investigational new drug (IND) application in the U.S. Product sales related to these tests were $1.9 million for the three months ended June 30, 1999.

    EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT BUSINESSES For the three months ended June 30, 1999 and 1998, Chiron recognized equity in earnings of unconsolidated joint businesses of $17.0 million and $17.4 million, respectively. For the six months ended June 30, 1999 and 1998, Chiron recognized equity in earnings of unconsolidated joint businesses of $35.1 million and $30.2 million, respectively. In 1999, equity in earnings of unconsolidated joint businesses consisted substantially of revenues generated by Chiron's joint business with Ortho. In 1998, equity in earnings of unconsolidated joint businesses also included one quarter of earnings from Chiron's 49% share of the after-tax operating results of Chiron Behring.

    CHIRON-ORTHO JOINT BUSINESS For the three months ended June 30, 1999 and 1998, Chiron's earnings from its joint business with Ortho were $16.7 million and $18.1 million, respectively. For the six months ended June 30, 1999 and 1998, these earnings were $34.5 million and $29.5 million, respectively. The overall fluctuations in earnings from the joint business are primarily due to certain adjustments made during the first quarters of 1999 and 1998, offset in part, by lower affiliate profits in 1999. In the first quarter of 1999, an annual inventory adjustment resulted in a charge of $0.7 million as compared with a charge of $4.1 million recognized in the first quarter of 1998. Also contributing to the increase in earnings in 1999 as compared with 1998, were higher foreign affiliate profits and a first-quarter 1998 one-time contract termination fee.

    CHIRON BEHRING On July 1, 1996, Chiron acquired a 49% interest in Chiron Behring. On March 31, 1998, Chiron acquired the remaining 51% interest in Chiron Behring (refer to Note 4 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS). From July 1, 1996 through the first quarter of 1998, equity in earnings of unconsolidated joint businesses included Chiron's 49% share of the after-tax operating results of Chiron Behring. Chiron's share of earnings from the joint business, including amortization of intangibles, was $2.4 million for the three months ended March 31, 1998. Beginning in the second quarter of 1998, Chiron Behring's results were consolidated with those of the Company.

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received for research services as they are performed and fees received upon the achievement of specified milestones. For the three months ended June 30, 1999 and 1998, Chiron recognized collaborative agreement revenues of $18.7 million and $24.4 million, respectively. For the six months ended June 30, 1999 and 1998, collaborative agreement revenues were $41.2 million and $48.8 million, respectively. The decrease in collaborative agreement revenues in 1999 as compared with 1998 is partially due to a contractual decrease in payments received by the Company under a November 1996 consent agreement between Chiron, Novartis AG ("Novartis"), and the Federal Trade Commission related to the Herpes Simplex Virus-thymidine kinase (HSV-tk) gene in the field of gene therapy (for more information, refer to the Company's Annual Report on Form 10-K for the year ended January 3, 1999).

    The remaining decrease is primarily due to an agreement with Novartis, which expires on December 31, 1999, under which Novartis agreed to provide research funding for certain projects (for more information, refer to the Company's Annual Report on Form 10-K for the year ended January 3, 1999). Under this agreement, for the three months ended June 30, 1999 and 1998, Chiron recognized collaborative agreement revenues of $13.0 million and $15.6 million, respectively. For the six months ended June 30, 1999 and 1998, revenues recognized under this agreement were $29.0 million and $31.6 million, respectively.

    Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration, and the achievement of milestones. Due to the nature of the Company's collaborative agreement revenue, results in any one period are not necessarily indicative of results that may be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current collaborative agreement revenue will not decline.

    ROYALTY AND LICENSE FEE REVENUES The Company receives royalties and license fees for products or technologies that are marketed, distributed, or used by third parties. For the three months ended June 30, 1999 and 1998, Chiron recognized royalty and license fee revenues of $27.3 million and $15.5 million, respectively. For the six months ended June 30, 1999 and 1998, royalty and license fee revenues were $59.8 million and $31.6 million, respectively. The increase in royalty and license fee revenues in 1999 as compared with 1998 is primarily due to a cross-license agreement with Bayer whereby Chiron agreed to grant to Bayer rights under certain Chiron patents, including rights under patents relating to HIV and hepatitis C virus. In exchange for these rights, Bayer paid to Chiron a license fee of $100.0 million, which is refundable in decreasing amounts over a period of three years. During the three and six months ended June 30, 1999, Chiron recognized license fee revenues of $10.0 million and $20.0 million, respectively, which represent the portions of the $100.0 million payment that became nonrefundable during the periods. For the three months ended June 30, 1999, other items contributing to royalty and license fee revenues were $7.2 million of royalties generated from Schering AG's European sales of Betaferon-Registered Trademark- and $4.0 million of royalties related to other vaccine products. For the six months ended June 30, 1999, other items contributing to royalty and license fee revenues were $14.1 million of royalties generated from Schering AG's European sales of Betaferon-Registered Trademark-, $8.0 million of royalties related to insulin products, and $9.5 million related to vaccine products. In the first quarter of 1998, Chiron recognized $5.0 million related to a license fee received from Pharmacia & Upjohn Company to research, develop, manufacture, and commercialize therapeutic products for the treatment of hepatitis C virus in humans.

    Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, the Company's ability to generate additional royalty and license fee revenues may depend, in part, on its ability to market and capitalize on its technologies. There can be no assurance that the Company will be able to do so or that future royalty and license fee revenue will not decline.

    OTHER REVENUES For the three months ended June 30, 1999 and 1998, Chiron recognized other revenues of $24.7 million and $9.5 million, respectively. For the six months ended June 30, 1999 and 1998, these revenues were $34.3 million and $20.3 million, respectively. The increase in other revenues in 1999 as compared with 1998 is primarily due to $9.7 million of revenues earned upon the FDA's approval of DepoCyt-Registered Trademark- in April 1999. Also contributing to the increase in other revenues were contract manufacturing revenues which increased to $5.8 million in the second quarter of 1999 from $0.9 million in the comparable period in 1998 as a result of a new contract manufacturing agreement and a cancellation fee recognized upon the termination of an existing agreement. Also included in other revenues during the second quarters of 1999 and 1998 were $6.2 million and $6.3 million, respectively, of commission revenues received on sales of hepatitis B products and immunoglobulin products.

    For the six months ended June 30, 1999, other revenues primarily consisted of $9.7 million related to the approval of DepoCyt-Registered Trademark-, $8.4 million related to contract manufacturing and $11.2 million related to commission revenues. For the six months ended June 30, 1998, other revenues primarily consisted of $9.8 million of revenues related to Aredia-Registered Trademark- (pamidronate disodium for injection) recognized under an arrangement which terminated in April 1998 pursuant to which Chiron promoted Aredia-Registered Trademark- on behalf of Novartis and $6.3 million of commission revenues.

    The Company's other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

COSTS AND EXPENSES

    GROSS PROFIT For the three months ended June 30, 1999 and 1998, gross profit as a percentage of net product sales was 60% and 53%, respectively. For each of the six months ended June 30, 1999 and 1998, gross profit as a percentage of net product sales was 56%. In the second quarter of 1998, Chiron recognized a $6.0 million reduction in cost of goods sold related to a change in estimated property tax accruals created in prior periods. Excluding this reduction, gross profit as a percentage of net product sales would have been 47% and 52% for the three and six months ended June 30, 1998, respectively. The increase in gross profit is primarily related to (i) a favorable mix of product sales, which includes a higher proportion of biopharmaceutical products in relation to total product sales in the second quarter of 1999; (ii) certain charges incurred during the second quarter of 1998 related to vaccine inventory reserves and one-time repackaging expenses; (iii) a favorable mix of Betaseron-Registered Trademark- revenues, which includes a higher proportion of secondary revenues recognized upon Berlex and Schering AG's sales to end users; and (iv) manufacturing efficiencies resulting from increased production. In addition, for the six months ended June 30, 1999, improvements in gross profit margins resulted from a reduction in idle facility costs and price increases on sales of Proleukin-Registered Trademark-.

    Also impacting the Company's gross profit margin during the six months ended June 30, 1999 was the write-off of a portion of the Company's tick-borne encephalitis vaccine inventory that failed to satisfy manufacturing specifications for purity. The total charge that related to this inventory was $3.1 million recognized during the first half of 1999.

    The Company's gross profit percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

    RESEARCH AND DEVELOPMENT For the three months ended June 30, 1999 and 1998, Chiron recognized research and development expenses of $73.8 million and $66.1 million, respectively. For the six months ended June 30, 1999 and 1998, Chiron's research and development expenses were $141.3 million and $128.9 million, respectively. The Company's research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of clinical trial-related activities. The increase in research and development spending in 1999 as compared with 1998 was due, in part, to a $3.0 million milestone payment made during the second quarter of 1999 related to the Company's collaboration agreement with Medivir AB and the acquisition and consolidation of Chiron Behring, which contributed $2.8 million to research and development expenses during the first three months of 1999. Also contributing to the increase in research and development expense was the furtherance of the Company's clinical trials related to Proleukin-Registered Trademark- for HIV, IGF-1 for osteoarthritis, and Fibroblast Growth Factor (FGF) for coronary artery disease.

    SELLING, GENERAL, AND ADMINISTRATIVE For the three months ended June 30, 1999 and 1998, Chiron recognized selling, general, and administrative ("SG&A") expenses of $45.2 million and $38.7 million, respectively. For the six months ended June 30, 1999 and 1998, Chiron recognized SG&A expenses of $86.8 million and $62.8 million, respectively. The increase in SG&A expenses in 1999 as compared with 1998 is primarily due to the acquisition and consolidation of Chiron Behring, which contributed $10.2 million to SG&A expenses in the first three months of 1999. SG&A expenses also increased as a result of the Company's focus on developing and launching the nucleic acid testing segment of its blood testing business, certain patent defense legal costs, and the worldwide implementation of its integrated information system in April 1999.

    OTHER OPERATING EXPENSES In the first half of 1999, the Company recorded restructuring and reorganization charges of $3.4 million primarily related to the continued integration of its worldwide vaccine operations. These charges primarily consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility. As of June 30, 1999, 11 of these positions had been eliminated. In the first half of 1998, the Company recorded restructuring and reorganization charges of $4.9 million which included a second quarter benefit of $3.6 million related to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility, offset in part, by $1.0 million of other facility and lease termination costs. In fiscal year 1998, the Company recorded restructuring and reorganization charges of $26.8 million primarily related to termination and other employee-related expenses recognized in connection with the elimination of 400 positions in manufacturing, research and development, sales, marketing, and other administrative functions, and facility-related costs. As of June 30, 1999, 311 of these positions had been eliminated.

    During the second quarter of 1999, Chiron recognized a reduction in other operating expenses of $6.4 million resulting from a change in estimated tax accruals related to certain employee payments recorded in 1995 under a series of agreements between Chiron and Novartis (for more information, refer to the Company's Annual Report on Form 10-K for the year ended January 3, 1999).

NON-OPERATING INCOME AND EXPENSE

    Other income, net, primarily consists of interest and investment income on the Company's cash and investment balances and other non-operating gains and losses. For the three months ended June 30, 1999 and 1998, Chiron recognized interest and investment income of $20.4 million and $7.9 million, respectively. For the six months ended June 30, 1999 and 1998, interest and investment income totaled $40.7 million and $14.3 million, respectively. The increase in interest and investment income in 1999 as compared with 1998 is primarily due to higher average cash and investment balances attributable to the net cash proceeds received from the sale of Chiron Diagnostics in November 1998. Interest expense remained fairly constant at $5.9 million and $6.0 million for the three months ended June 30, 1999 and 1998, respectively, and $11.7 million and $12.6 million for the six months ended June 30, 1999 and 1998, respectively.

NEW ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133." As a result of this amendment, SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

    In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is currently evaluating the effect that implementation of SFAS 133 will have on its results of operations and financial position and anticipates that it will implement SFAS 133 during the first fiscal quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings, issuance of common stock, and off-balance sheet financing. Chiron's cash and investments in marketable debt securities, which totaled $1.5 billion at June 30, 1999, are invested in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt securities. By policy, the amount of credit exposure to any one institution is limited; however, these investments are generally not collateralized and primarily mature within three years.

    SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $47.5 million and $158.1 million at June 30, 1999 and 1998, respectively. For the first half of 1999, net cash used in operating activities was $125.2 million as compared with net cash provided by operating activities of $46.7 million in 1998. In the first half of 1999, the Company paid $165.4 million in estimated taxes primarily related to the sale of the Company's IN VITRO diagnostics business. This use of cash was partially offset by net income of $60.5 million for the six months ended June 30, 1999.

    In the first half 1999, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $1.0 billion, capital expenditures of $42.4 million, and other uses of cash of $15.5 million. Partially offsetting these uses of cash were proceeds from the sale and maturity of investments in marketable debt securities of $684.7 million and proceeds from disposal of discontinued operations of $35.4 million.

    In the first half of 1999, net cash provided by financing activities primarily consisted of $31.5 million from the issuance of common stock related to stock option exercises and $8.1 million related to short-term borrowings. This was partially offset by $1.2 million related to the repayment of certain notes payable and short-term leases, and $6.7 million related to the acquisition of treasury stock.

    In February 1999, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of Chiron common stock from time to time on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. The Board of Directors has authorized such purchases through March 2000. As of June 30, 1999, 329,500 shares had been repurchased.

    The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

    BORROWING ARRANGEMENTS Under a revolving, committed, unsecured credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis, provides various interest rate options, and matures in February 2003. There were no borrowings outstanding under this credit facility at June 30, 1999. Chiron also has credit facilities outside the U.S. which allow for total borrowings of $62.6 million. Under these credit facilities, $24.1 million of borrowings were outstanding at June 30, 1999.

    YEAR 2000 Chiron is dependent on a number of computer systems and applications to conduct its business. In the past, many computer programs were written using two digits rather than four to identify the relevant year. These programs may not be able to distinguish between 21(st) and 20(th) century dates (for example, "00" may be read as the year 1900 when the year 2000 is intended). This could result in significant system failures or miscalculations. Accordingly, the Company has developed a comprehensive risk-based plan designed to make its computer hardware and communication systems, software applications, and facilities and other non-information technology-related functions Year 2000 compliant. The plan covers three phases including (i) planning, (ii) assessment, and (iii) implementation. The Company has completed the planning and assessment phases and has substantially completed the implementation phase. With regard to the Company's computer hardware and communication systems, Chiron has completed its technology refresh program which was developed in conjunction with International Business Machines, Inc. ("IBM") to update and standardize the Company's computer hardware and communication systems. With regard to the Company's software applications, the Company has identified critical and non-critical software applications and has remediated all mission critical applications in all material respects. Non-critical applications are currently being remediated and are targeted for substantial completion during the third quarter of 1999. The Company implemented its integrated information system during the second quarter of 1999.

    With regard to the Company's key facilities and other non-information technology-related functions, including research, manufacturing, and inventory management practices, the Company has substantially completed its remediation plans for its critical systems. However, certain upgrades related to its facility control systems have been rescheduled from the second quarter to the third quarter of 1999. The Company believes that it will also substantially complete the remediation of other non-critical systems during the third quarter of 1999.

    The Company has a facility in Amsterdam, The Netherlands, which is currently being marketed for sale. Due to the Company's manufacturing requirements, the Company plans to operate this facility until the end of 1999, at which time, the Company intends to complete certain upgrades within its embedded systems. The Company believes that it will be able to sell the facility in its current state and does not consider this facility to be a significant Year 2000 risk.

    The Company is using both internal and external resources to prepare for the year 2000. Although the Company believes that it should be able to substantially complete the implementation of critical internal aspects of its Year 2000 plan prior to the commencement of the year 2000, even with substantial completion of internal remediation plans, the Company's customers, suppliers, and distributors also present risk of their own Year 2000 compliance over which the Company has no control. The Company has surveyed and assessed its critical suppliers and other external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company is attempting to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant and has prepared contingency plans accordingly. The Company cannot reasonably estimate the effect, if any, from the failure of such parties to be Year 2000 compliant. However, the Company believes that its contingency plans will substantially mitigate all material risks resulting from such parties' failure to resolve their Year 2000 issues.

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

    In addition to the Company's remediation efforts, the Company is also implementing contingency plans and preparing for the year-end rollover and leap year. The Company's contingency plans include, among other things, the implementation of specific plans to ensure that the necessary precautions are taken to prevent and/or address an unexpected system failure. The Company also intends to increase certain raw material and finished goods inventories to mitigate external and internal risks. The Company's plans also include placing teams in all critical locations to monitor and protect critical systems during the year-end rollover period. The Company intends to monitor its computer hardware and communication systems, software applications, and facilities and other non-information technology-related functions for Year 2000 issues through March 2000.

    The Company may incur significant costs in identifying and resolving Year 2000 issues, including internal staffing costs as well as consulting and other expenses. In addition, in certain instances, the appropriate course of action may include replacing or upgrading systems or equipment at a substantial cost to the Company. Costs associated with preparing for the year 2000 are not expected to exceed $5.5 million, and include costs related to contingency plans, which may not require execution. The costs related to the technology refresh program and the integrated information system are not included in the above estimates as Year 2000 compliance is incidental to the operational benefits expected to be derived from these programs. As of June 30, 1999, total costs incurred to date have been funded through operations and approximate $2.4 million. The Company anticipates funding its remaining Year 2000 expenditures with cash on hand and cash generated through operations.

    EURO CONVERSION On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is currently traded on currency exchanges and can be used in business transactions. The Company believes that its financial systems are Euro-ready in all material respects. However, the Company is still in the process of evaluating the effect, if any, that the Euro may have on its product pricing and gross profit percentages.

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

PROMISING TECHNOLOGIES ULTIMATELY MAY NOT PROVE SUCCESSFUL

    The Company focuses its research and development activities on areas in which it has particular strengths, and on technologies that appear promising. These technologies often are on the "cutting edge" of modern science. As a result, the outcome of any research or development program is highly uncertain. Only a very small fraction of such programs ultimately result in commercial products or even product candidates. Product candidates that initially appear promising often fail to yield successful products. In many cases, preclinical or clinical studies will show that a product candidate is not efficacious (that is, it does not have the intended therapeutic or prophylactic effect), or that it raises safety concerns or has other side effects which outweigh the intended benefit. Success in preclinical or early clinical trials (which generally focus on safety issues) may not translate into success in large-scale clinical trials (which are designed to show efficacy), often for reasons that are not fully understood. And even after a product is approved and launched, general usage or post-marketing studies may identify safety or other previously unknown problems with the product which may result in regulatory approvals being suspended, limited to narrow indications, or revoked, or which may otherwise prevent successful commercialization.

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

MANUFACTURING

    Most of the Company's products are biologics. Manufacturing biologic products is complex. Unlike chemical pharmaceuticals, a biologic product generally cannot be sufficiently characterized (in terms of its physical and chemical properties) to rely on assaying of the finished product alone to ensure that the product will perform in the intended manner. Accordingly, it is essential to be able to both validate and control the manufacturing process: that is, to show that the process works, and that the product is made strictly and consistently in compliance with that process. Slight deviations in the manufacturing process may result in unacceptable changes in the products that may result in lot failures. Manufacturing processes which are used to produce the (smaller) quantities of material needed for research and development purposes may not be successfully scaled up to allow production of commercial quantities at reasonable cost or at all. All of these difficulties are compounded when dealing with novel biologic products that require novel manufacturing processes. Accordingly, manufacturing is subject to extensive government regulation. Even minor changes in the manufacturing process require regulatory approval, which, in turn, may require further clinical studies.

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

COSTS ASSOCIATED WITH REFOCUSING AND EXPANDING THE BUSINESS

    The Company is refocusing its efforts on its core businesses and on improving operational efficiencies. In addition, management expects to grow the business in areas in which the Company can be most competitive, either through in-licensing, collaborations, or acquisitions of products or companies. In connection with these efforts, the Company may incur significant charges, costs, and expenses which could impact the Company's profitability, including impairment losses, restructuring charges, the write-off of purchased in-process technology, transaction-related expenses, costs associated with integrating new businesses, and the cost of amortizing goodwill and other intangibles.

OTHER NEW PRODUCTS AND SOURCES OF REVENUE

    Many products in the Company's current pipeline are in relatively early stages of research or development. The Company's ability to grow earnings in the near-to medium-term may depend, in part, on its ability to initiate and maintain other revenue generating relationships with third parties, such as licenses to certain of the Company's technologies, and on its ability to identify and successfully acquire rights to later-stage products from third parties. There can be no assurance that such other sources of revenue will be established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK MANAGEMENT The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company's market risk exposures during the first half of 1999. For further discussion of the Company's market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in Chiron's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    The Company is party to certain lawsuits and legal proceedings, which are described in Part I, Item 3., "Legal Proceedings," of the Company's Annual Report on Form 10-K for the year ended January 3, 1999 and in Part II, Item 1., "Legal Proceedings," of the Company's Form 10-Q for the period ended March 31, 1999. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report and the first quarter report on Form 10-Q.

F. Hoffmann-LaRoche AG

    Chiron is involved in certain litigation in the United States, The Netherlands, Japan, Germany, and other countries with F. Hoffmann-LaRoche AG and several of its affiliated companies concerning infringement and/or validity of certain patents related to HCV technology.

    In January 1998, Chiron initiated an action against F. Hoffmann-LaRoche AG and several of its affiliated companies (collectively, "Roche") in the United States District Court for the Northern District of California. The Company asserts that Roche's manufacture and sale of Amplicor HCV Test and Amplicor HCV Monitor Test constitutes infringement of Chiron's U.S. Patent Nos. 5,712,088 (the "'088 patent"), 5,714,596 (the "'596 patent"), and 5,863,719 (the "'719 patent"). The action seeks damages, injunctive relief, and a declaratory judgment that Chiron is the sole and exclusive owner of its HCV technology. Roche asserted various license-based defenses to Chiron's infringement claims based upon a provision of a 1991 Asset Purchase Agreement between Roche and Cetus Corporation. Chiron, Roche asserted, is bound by those provisions as Cetus' successor-in-interest. The parties' cross-motions for summary judgment on Roche's license based defenses were resolved in Chiron's favor by a Court order dated June 23, 1999. The order, which is subject to appeal and possible reconsideration, holds that Roche has neither express nor implied license rights to Chiron's HCV technology. Roche also filed a counterclaim requesting a declaratory judgment of non-infringement and invalidity and also alleging infringement of U.S. Patent No. 5,580,718 (the "'718 patent"), owned by Roche, which allegedly relates to nucleic acid-based assays for the detection of HCV. Roche's counterclaim of infringement seeks damages and injunctive relief. Chiron is defending on the basis of invalidity and non-infringement of the '718 patent and also seeks a declaration of invalidity of U.S. Patent No. 5,527,669 (the "'669 patent"), a related patent also owned by Roche.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders for Chiron Corporation was held on May 13, 1999.

(b) Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c) The two matters voted upon at the meeting were: (i) to elect four directors to hold office for three years until the Annual Meeting of Stockholders in the year 2002, and one director to hold office for one year until the Annual Meeting of Stockholders in the year 2000; and (ii) to ratify the selection of KPMG LLP as the independent auditors of the Company for the year ending December 31, 1999.

    (i) The following votes were cast for or were withheld with respect to each of the nominees for director:

DIRECTORS                                                                FOR        WITHHELD
------------------------------------------------------------------  -------------  ----------
Mr. Lewis W. Coleman..............................................    164,968,254     597,446

Dr. Paul L. Herrling..............................................    162,509,987   3,055,713

Dr. William J. Rutter.............................................    164,964,922     600,778

Mr. Jack W. Schuler...............................................    164,758,683     807,017

Dr. Raymund Breu..................................................    164,989,432     576,268

All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the years 2002 and 2000 as noted above. No abstentions or broker non-votes were cast for the election of directors.

    The following directors shall continue in office after the Company's Annual Meeting of Stockholders held on May 13, 1999: Donald A. Glaser, Sean P. Lance and Pieter J. Strijkert shall continue in office until the Annual Meeting of Stockholders in the year 2000, and Vaughn D. Bryson, Pierre E. Douaze and Edward
E. Penhoet shall continue in office until the Annual Meeting of Stockholders in the year 2001. Effective May 14, 1999, the Company's Bylaws were amended to increase the number of directors from 11 to 12 until the first Annual Meeting of Stockholders at which directors are elected in or after the year 2000. Effective May 24, 1999, Dr. Lewis T. "Rusty" Williams, Senior Vice President and Chief Scientific Officer of the Company, was elected a member of the Board of Directors, to serve a two-year term until the Annual Meeting of Stockholders in the year 2001 and until his successor is elected and qualified, or until his earlier death, resignation or removal.

    (ii) With respect to the proposal to ratify the selection of KPMG LLP as the Company's independent auditors, 165,134,851 votes were cast for the proposal, 287,429 votes were cast against the proposal, and 143,420 votes abstained. No broker non-votes were cast in connection with the proposal. The selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 1999 was declared to have been ratified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
      3.01   Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of
             State of Delaware on August 17, 1987, incorporated by reference to Exhibit 3.01 of the Registrant's report on Form 10-K for fiscal year 1996.

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
      3.02   Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the
             Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to Exhibit
             3.02 of the Registrant's report on Form 10-K for fiscal year 1996.

      3.03   Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the
             Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of the Registrant's report on Form 10-Q for the period ended June 30, 1996.

      3.04   Bylaws of the Registrant, as amended.

      4.01   Indenture, dated as of May 21, 1987, between Cetus Corporation and Bankers Trust Company, Trustee
             (initially filed as Exhibit 4.01 to the Registrant's report on Form 10-Q for the period ended September
             30, 1994).

      4.02   First Supplemental Indenture, dated as of December 12, 1991, by and among Registrant, Cetus Corporation, and Bankers Trust Company, incorporated by reference to Exhibit 4.02 of the Registrant's report on Form
             10-K for fiscal year 1997.

      4.03   Second Supplemental Indenture, dated as of March 25, 1996, by and among the Registrant, Cetus Oncology
             Corporation (formerly Cetus Corporation), and Bankers Trust Company, incorporated by reference to
             Exhibit 4.03 of the Registrant's report on Form 10-Q for the period ended June 30, 1996.

      4.04   Indenture, dated as of November 15, 1993, between Registrant and The First National Bank of Boston, as
             Trustee (initially filed as Exhibit 4.03 of the Registrant's report on Form 10-K for fiscal year 1993), incorporated by reference to Exhibit 4.04 of the Registrant's report on Form 10-K for fiscal year 1998.

     10.102  Guaranty, dated as of September 29, 1994, made by Registrant, in favor of Bankers Trust Company, as trustee (initially filed as Exhibit 10.52 of the Registrant's report on Form 10-Q for the period ended
             September 30, 1994).

     10.103  Guaranty, dated as of September 29, 1994, made by Cetus Corporation, in favor of The First National Bank of Boston, as trustee (initially filed as Exhibit 10.53 of the Registrant's report on Form 10-Q for the period ended September 30, 1994).

     10.104  Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and Hoffmann-La Roche
             Inc. (initially filed as Exhibit 10.36 of the Registrant's report on Form 10-Q for the period ended
             September 30, 1994).

     10.507  Form of Option Agreement (with Purchase Agreements attached thereto) between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership, a California limited partnership
             (initially filed as Exhibit 10.31 of the Registrant's report on Form 10-Q for the period ended September
             30, 1994).

     10.508  Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December 30, 1986, between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership II, a
             California limited partnership (initially filed as Exhibit 10.32 of the Registrant's report on Form 10-Q for the period ended September 30, 1994).

     10.601  Indemnification Agreement between the Registrant and Dr. William J. Rutter, dated as of February 12,
             1987 (which form of agreement is used for each member of Registrant's Board of Directors) (initially filed as Exhibit 10.21 of the Registrant's report on Form 10-Q for the period ended September 30, 1994).

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
     10.602  Supplemental Benefits Agreement, dated July 21, 1989, between the Registrant and Dr. William J. Rutter
             (initially filed as Exhibit 10.27 of the Registrant's report on Form 10-Q for the period ended September
             30, 1994).*

     10.604  Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T. Williams (initially filed as Exhibit 10.54 of the Registrant's report on Form 10-Q for the period ended September 30, 1994).*

     10.614  Letter Agreement dated May 28, 1999 between Registrant and Paul J. Hastings.*

     10.701  Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation,
             Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.54 of the
             Registrant's current report on Form 8-K dated November 20, 1994).

     10.702  Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation and
             Chiron Corporation (initially filed as Exhibit 10.55 of the Registrant's current report on Form 8-K dated November 20, 1994).

     10.703  Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation,
             Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.56 of the
             Registrant's current report on Form 8-K dated November 20, 1994).

     10.704  Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy Limited and
             Chiron Corporation (initially filed as Exhibit 10.57 of the Registrant's current report on Form 8-K dated November 20, 1994).

     10.705  Registration Rights Agreement dated as of November 20, 1994 between Ciba Biotech Partnership, Inc. and
             Chiron Corporation (initially filed as Exhibit 10.58 of the Registrant's current report on Form 8-K dated November 20, 1994).

     10.706  Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy
             Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.59 of the Registrant's current report on Form 8-K dated November 20, 1994).

     27      Financial Data Schedule for the Six Months ended June 30, 1999.

     27.1    Financial Data Schedule for the Three Months ended March 31, 1999.

     27.2    Financial Data Schedule for Fiscal Year ended January 3, 1999.

     27.3    Finanical Data Schedule for the Six Months ended June 28, 1998.

     27.4    Financial Data Schedule for the Three Months ended March 29, 1998.

------------------------

*   Management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K.

    None.

                               CHIRON CORPORATION

                                 JUNE 30, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CHIRON CORPORATION

DATE: August 12, 1999                           BY: /s/ SEAN P. LANCE
                                                    ------------------------------------------
                                                    Sean P. Lance
                                                    Chairman; President and
                                                    Chief Executive Officer

DATE: August 12, 1999                           BY: /s/ JAMES R. SULAT
                                                    ------------------------------------------
                                                    James R. Sulat
                                                    Vice President; Chief Financial Officer

DATE: August 12, 1999                           BY: /s/ DAVID V. SMITH
                                                    ------------------------------------------
                                                    David V. Smith
                                                    Vice President; Controller and
                                                    Principal Accounting Officer