Form 10-Q
period 1999-09-30
CHIRON CORP
filed 1999-11-12
CIK 706539

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission File Number: 0-12798

                             __CHIRON CORPORATION__
             (Exact name of registrant as specified in its charter)

               DELAWARE                                94-2754624
               --------                                 ---------
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

                            Yes __X__      No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              TITLE OF CLASS                       OUTSTANDING AT OCTOBER 31, 1999
       Common Stock, $0.01 par value                         181,650,478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CHIRON CORPORATION
                               TABLE OF CONTENTS

                                                              PAGE NO.
PART I. FINANCIAL INFORMATION                                 --------
 ITEM 1. FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of
     September 30, 1999 and December 31, 1998...............      3

    Condensed Consolidated Statements of Operations for the
     three and nine months ended September 30, 1999 and
     1998...................................................      4

    Condensed Consolidated Statements of Comprehensive
     Income for the three and nine months ended
     September 30, 1999 and 1998............................      5

    Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 1999 and 1998..........      6

    Notes to Condensed Consolidated Financial Statements....      7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.....................     16

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
    MARKET RISK.............................................     28

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.................................     28

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................     29

SIGNATURES..................................................     31

ITEM 1. FINANCIAL STATEMENTS

                                 CHIRON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   1999            1998
                                                              --------------   -------------
                                                               (UNAUDITED)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  205,768      $  513,315
  Short-term investments in marketable debt securities......       699,612         716,619
                                                                ----------      ----------
    Total cash and short-term investments...................       905,380       1,229,934
  Accounts receivable, net..................................       197,419         167,588
  Inventories...............................................        95,149          79,862
  Other current assets......................................        78,086         153,558
                                                                ----------      ----------
    Total current assets....................................     1,276,034       1,630,942
Noncurrent investments in marketable debt securities........       647,631         360,069
Property, plant, equipment, and leasehold improvements, at
  cost:
  Land and buildings........................................       143,022         141,452
  Laboratory, production, and office equipment..............       310,612         236,803
  Leasehold improvements....................................        69,226          84,607
  Construction-in-progress..................................        27,998          38,321
                                                                ----------      ----------
                                                                   550,858         501,183
  Less accumulated depreciation and amortization............      (232,396)       (198,102)
                                                                ----------      ----------
    Net property, plant, equipment, and leasehold
      improvements..........................................       318,462         303,081
Purchased technology, net...................................        12,518          14,753
Other intangible assets, net................................       146,973         167,534
Investments in equity securities and affiliated companies...        35,794          27,456
Other assets................................................        37,156          20,429
                                                                ----------      ----------
                                                                $2,474,568      $2,524,264
                                                                ==========      ==========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   44,562      $   44,833
  Accrued compensation and related expenses.................        46,739          40,727
  Short-term borrowings and current portion of long-term
    debt....................................................        24,123          17,554
  Note payable to Novartis..................................        66,830          63,945
  Current portion of unearned revenue.......................        36,413          41,893
  Taxes payable.............................................        31,919         180,536
  Other current liabilities.................................       120,606         167,947
                                                                ----------      ----------
    Total current liabilities...............................       371,192         557,435
Long-term debt..............................................       350,736         338,158
Other noncurrent liabilities................................        65,497          82,869
                                                                ----------      ----------
    Total liabilities.......................................       787,425         978,462
                                                                ----------      ----------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock..............................................         1,819           1,799
  Additional paid-in capital................................     2,039,149       1,979,615
  Accumulated deficit.......................................      (331,599)       (437,873)
  Accumulated other comprehensive (loss) income.............        (7,351)          2,261
  Treasury stock, at cost (432,712 shares)..................       (14,875)             --
                                                                ----------      ----------
    Total stockholders' equity..............................     1,687,143       1,545,802
                                                                ----------      ----------
                                                                $2,474,568      $2,524,264
                                                                ==========      ==========

  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                        INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                -------------------------   -------------------------
                                                   1999          1998          1999          1998
                                                -----------   -----------   -----------   -----------
Revenues:
  Product sales, net..........................  $   114,006   $   112,813   $   308,295   $   278,091
  Equity in earnings of unconsolidated joint
    businesses................................       23,297        21,255        58,431        51,493
  Collaborative agreement revenues............       18,442        24,278        59,603        73,110
  Royalty and license fee revenues............       36,524        49,756        96,292        81,325
  Other revenues..............................       12,107         7,868        46,425        28,128
                                                -----------   -----------   -----------   -----------
    Total revenues............................      204,376       215,970       569,046       512,147
                                                -----------   -----------   -----------   -----------

Operating expenses:
  Cost of sales...............................       53,580        51,063       138,215       124,462
  Research and development....................       75,473        67,348       216,732       196,238
  Selling, general, and administrative........       41,802        40,745       128,617       103,533
  Write-off of purchased in-process
    technologies..............................           --            --            --         1,645
  Restructuring and reorganization charges
    (Note 3)..................................       (1,290)        6,401         2,062        11,339
  Other operating expenses....................        2,471         3,179         7,164         8,142
                                                -----------   -----------   -----------   -----------
    Total operating expenses..................      172,036       168,736       492,790       445,359
                                                -----------   -----------   -----------   -----------

Income from operations........................       32,340        47,234        76,256        66,788

Gain on sale of assets........................           --         1,510            --         7,751
Interest expense..............................       (6,158)       (6,009)      (17,866)      (18,638)
Other income, net.............................       19,685         5,035        63,061        21,196
                                                -----------   -----------   -----------   -----------

Income from continuing operations before
  income taxes................................       45,867        47,770       121,451        77,097

Provision for income taxes....................          826        13,856        18,938        15,539
                                                -----------   -----------   -----------   -----------

Income from continuing operations.............       45,041        33,914       102,513        61,558
                                                -----------   -----------   -----------   -----------

Discontinued operations (Note 2):
  Income (loss) from discontinued
    operations................................           --         5,001            --        (8,107)
  Gain on disposal of discontinued
    operations................................       23,288        45,520        26,297       110,852
                                                -----------   -----------   -----------   -----------

Net income....................................  $    68,329   $    84,435   $   128,810   $   164,303
                                                ===========   ===========   ===========   ===========

Basic earnings per share (Note 1):
  Income from continuing operations...........  $      0.25   $      0.19   $      0.57   $      0.35
                                                ===========   ===========   ===========   ===========
  Net income..................................  $      0.38   $      0.47   $      0.71   $      0.93
                                                ===========   ===========   ===========   ===========

Diluted earnings per share (Note 1):
  Income from continuing operations...........  $      0.24   $      0.19   $      0.55   $      0.34
                                                ===========   ===========   ===========   ===========
  Net income..................................  $      0.36   $      0.47   $      0.69   $      0.91
                                                ===========   ===========   ===========   ===========

  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                        INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                -------------------------   -------------------------
                                                   1999          1998          1999          1998
                                                -----------   -----------   -----------   -----------
Net income....................................  $    68,329   $    84,435   $   128,810   $   164,303
                                                -----------   -----------   -----------   -----------

Other comprehensive income (loss):

  Foreign currency translation adjustment:
    Change in foreign currency translation
      adjustment during the period............        6,236         7,893       (13,500)        6,910
    Plus: reclassification adjustment for loss
      included in discontinued operations.....           --            --            --         2,087
                                                -----------   -----------   -----------   -----------
    Net foreign currency translation
      adjustment..............................        6,236         7,893       (13,500)        8,997
                                                -----------   -----------   -----------   -----------

Unrealized gains (losses) from investments:
  Unrealized holding gains (losses) arising
    during the period.........................          880        (2,375)        4,793        (8,744)
  Reclassification adjustment for net losses
    (gains) included in net income net of tax
    benefit (provision) of $26 and $311 for
    the three months ended September 30, 1999
    and 1998, respectively, and ($531) and
    ($253) for the nine months ended
    September 30, 1999 and 1998,
    respectively..............................           86           553          (905)         (448)
                                                -----------   -----------   -----------   -----------
  Net unrealized gains (losses) from
    investments...............................          966        (1,822)        3,888        (9,192)
                                                -----------   -----------   -----------   -----------

Other comprehensive income (loss).............        7,202         6,071        (9,612)         (195)
                                                -----------   -----------   -----------   -----------

Comprehensive income..........................  $    75,531   $    90,506   $   119,198   $   164,108
                                                ===========   ===========   ===========   ===========

  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                        INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Net cash (used in) provided by operating activities.........  $   (37,092)  $    85,766
                                                              -----------   -----------

Cash flows from investing activities:
  Purchases of investments in marketable debt securities....   (1,130,974)     (371,343)
  Proceeds from sale and maturity of investments in
    marketable debt securities..............................      867,365       192,406
  Capital expenditures......................................      (55,742)      (82,480)
  Proceeds from disposal of discontinued operations.........       46,912       298,939
  Proceeds from sale of assets..............................           --        38,312
  Business acquired, net of cash acquired...................           --       (54,770)
  Purchases of investments in equity securities and
    affiliated companies....................................           --        (6,000)
  Other, net................................................      (11,108)      (23,314)
                                                              -----------   -----------
    Net cash used in investing activities...................     (283,547)       (8,250)
                                                              -----------   -----------

Cash flows from financing activities:
  Net proceeds from (repayment of) short-term borrowings....        7,934      (129,800)
  Proceeds from issuance of debt............................        8,114            --
  Repayment of debt and capital leases......................       (1,987)       (1,693)
  Proceeds from issuance of common stock....................       31,683        35,962
  Proceeds from reissuance of treasury stock................       36,408            --
  Payments to acquire treasury stock........................      (69,060)           --
                                                              -----------   -----------
    Net cash provided by (used in) financing activities.....       13,092       (95,531)
                                                              -----------   -----------
    Net decrease in cash and cash equivalents...............     (307,547)      (18,015)
Cash and cash equivalents at beginning of the period........      513,315        98,483
                                                              -----------   -----------

Cash and cash equivalents at end of the period..............  $   205,768   $    80,468
                                                              ===========   ===========

  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                        INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information presented in the accompanying Condensed Consolidated Financial Statements at September 30, 1999, and for the three and nine months ended September 30, 1999 and 1998, is unaudited, but includes all normal recurring adjustments which the management of Chiron Corporation ("Chiron" or the "Company") believes to be necessary for fair presentation of the periods presented.

    For the three and nine months ended September 30, 1999, the Company's results include a $2.0 million and $8.4 million reduction, respectively, in other operating expenses resulting from a change in estimated tax accruals related to certain employee payments recorded in 1995 in connection with the Novartis transaction. For the three and nine months ended September 30, 1999, the Company's results also include a $23.3 million and $26.3 million adjustment, respectively, to the gain on disposal of discontinued operations resulting from net tax benefits of adjustments to the sales price of Chiron Diagnostics, the disposal of most of the Claremont facility and adjustments to certain deductions and credits based on the filing of the Company's 1998 income tax returns, as well as changes in estimated accruals created at the time of disposal.

    For the three and nine months ended September 30, 1998, the Company's results include a $3.3 million and $9.3 million reduction, respectively, in cost of sales due to a change in estimated property tax accruals created in prior periods. For the nine months ended September 30, 1998, the Company's results include a $3.6 million reduction in restructuring and reorganization charges due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility and a $2.0 million reduction in selling, general, and administrative expenses due to changes in estimated accruals created in prior periods.

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

    In the first quarter of 1998, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to Bausch & Lomb Incorporated ("B&L"), and in the fourth quarter of 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer") (see Note 2). The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 reflect the after-tax results of Chiron Diagnostics as discontinued operations.

    On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring
GmbH & Co ("Chiron Behring"), not previously owned, from Hoechst AG. Beginning in the second quarter of 1998, the results of Chiron Behring were consolidated with those of the Company.

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

                               CHIRON CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    FISCAL YEAR

    Effective with the beginning of fiscal year 1999, the Company changed its fiscal year from a 52 or 53-week year ending on the Sunday nearest the last day in December to coincide with a calendar year ending on December 31. In 1998, the Company's fiscal year was a 53-week year ending on January 3, 1999 and the third fiscal quarter was a 13-week period ending on September 27, 1998. For presentation purposes, the 1998 dates used in the condensed consolidated financial statements and notes refer to the fiscal month-end.

    INVENTORIES

    Inventories are stated at the lower of cost or market using the moving weighted-average cost method as of September 30, 1999. For the period ending December 31, 1998, vaccine inventories were valued using the last-in, first-out ("LIFO") method. In the second quarter of 1999, the Company changed its inventory valuation methodology for vaccine inventories from LIFO to the moving weighted-average cost method. The effect of this change in methodology was not material to the financial statements. Inventories consist of the following (in thousands):

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                               1999            1998
                                                          --------------   -------------
Finished goods..........................................      $19,036         $12,301
Work-in-process.........................................       58,765          54,333
Raw materials...........................................       17,348          13,228
                                                              -------         -------
                                                              $95,149         $79,862
                                                              =======         =======

    INCOME TAXES

    The 1999 estimated annual tax provision is expected to be approximately 27% of pretax income from continuing operations, prior to the recognition of deferred tax assets through a reduction in the valuation allowance associated with such assets. The actual tax provision for the three and nine months ended September 30, 1999 includes the reduction in the state deferred tax asset valuation allowance of $9.1 million and $14.4 million, respectively. The valuation allowance was reduced because management believes that it is more likely than not that the deferred tax assets to which the valuation allowance related will be realized. In addition, in the third quarter of 1999, the Company recorded as additional paid-in capital approximately $27.9 million resulting from the tax benefits related to the Company's stock option plans.

    Income tax expense for the nine months ended September 30, 1998 was based on actual year-to-date effective tax rate on pretax income from continuing operations of approximately 20%, after taking into account federal deferred tax assets recognized through a reduction in the valuation allowance associated with such assets. The actual 1998 annual effective tax rate of 20% reflects the deferred tax assets that were recognized during the second half of 1998 through a reduction in the valuation allowance associated with such assets.

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

                               CHIRON CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ii) performance units to the extent that dilutive shares are assumed issuable; and (iii) convertible debentures, which are included under the if-converted method.

    The following table sets forth the computation for basic and diluted earnings per share on income from continuing operations (in thousands, except per share data):

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
Income (Numerator):
  Income from continuing operations available to common
    stockholders........................................  $ 45,041   $ 33,914   $102,513   $ 61,558
  Plus: Interest on 1.9% convertible debentures, net of
    taxes...............................................     1,936         --      1,936         --
                                                          --------   --------   --------   --------
  Income available to common stockholders, plus assumed
    conversions.........................................  $ 46,977   $ 33,914   $104,449   $ 61,558
                                                          --------   --------   --------   --------
Shares (Denominator):
  Weighted-average common shares outstanding............   181,419    177,820    181,160    177,086
  Effect of dilutive securities:
    Options and equivalents.............................     4,686      1,937      3,948      2,447
    Warrants............................................       319        135        265        170
    1.9% convertible debentures.........................     8,785         --      2,928         --
                                                          --------   --------   --------   --------
  Weighted-average common shares outstanding, plus
    assumed conversions.................................   195,209    179,892    188,301    179,703
                                                          --------   --------   --------   --------
Basic earnings per share................................  $   0.25   $   0.19   $   0.57   $   0.35
                                                          ========   ========   ========   ========
Diluted earnings per share..............................  $   0.24   $   0.19   $   0.55   $   0.34
                                                          ========   ========   ========   ========

                               CHIRON CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share data):

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
Income (Numerator):
  Net income available to common stockholders...........  $ 68,329   $ 84,435   $128,810   $164,303
  Plus: Interest on 1.9% convertible debentures, net of
    taxes...............................................     1,936         --      1,936         --
                                                          --------   --------   --------   --------
  Income available to common stockholders, plus assumed
    conversions.........................................  $ 70,265   $ 84,435   $130,746   $164,303
                                                          --------   --------   --------   --------
Shares (Denominator):
  Weighted-average common shares outstanding............   181,419    177,820    181,160    177,086
  Effect of dilutive securities:
    Options and equivalents.............................     4,686      1,937      3,948      2,447
    Warrants............................................       319        135        265        170
    1.9% convertible debentures.........................     8,785         --      2,928         --
                                                          --------   --------   --------   --------
  Weighted-average common shares outstanding, plus
    assumed conversions.................................   195,209    179,892    188,301    179,703
                                                          --------   --------   --------   --------
Basic earnings per share................................  $   0.38   $   0.47   $   0.71   $   0.93
                                                          ========   ========   ========   ========
Diluted earnings per share..............................  $   0.36   $   0.47   $   0.69   $   0.91
                                                          ========   ========   ========   ========

    For the three months ended September 30, 1999 and 1998, options to purchase 1,950,000 and 14,717,000 shares, respectively, and for the nine months ended September 30, 1999 and 1998, options to purchase 6,121,000 and 13,821,000 shares, respectively, with exercise prices greater than the average market price of common stock, were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

    Also excluded from the computations of dilutive earnings per share were 3,240,000 and 12,026,000 shares for the three and nine months ended September 30, 1999 and the three and nine months ended September 30, 1998, respectively, of common stock issuable upon conversion of the Company's convertible subordinated debentures as the interest, net of tax, per common share obtainable on conversion exceeds basic earnings per share.

    TREASURY STOCK

    Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to additional paid-in capital. Losses on reissuance of treasury stock are charged to additional paid-in capital to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to accumulated deficit. For the three and nine months ended September 30, 1999, the Company charged losses of $17.3 million to accumulated deficit.

                               CHIRON CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

    For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of September 30, 1999 and December 31, 1998, the real estate assets, which represent all of the remaining net assets of Chiron's discontinued operations, are recorded in the accompanying Condensed Consolidated Balance Sheets as "Other current assets". In July 1999, the Company sold a portion of these real estate assets and recognized a gain of $4.8 million, which includes a net income tax benefit of $2.9 million related to cumulative differences in the basis of the assets sold.

    On November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business to Bayer for $1,013.8 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Bayer Agreement"), dated as of September 17, 1998, between Chiron and Bayer. The results of operations for Chiron Diagnostics are reported as a discontinued operation for the three and nine months ended September 30, 1998 in the accompanying Condensed Consolidated Statements of Operations. Chiron has provided customary indemnities under the terms of the Bayer Agreement.

    For the three and nine months ended September 30, 1998, Chiron Diagnostics recognized total revenues of $134.6 million and $412.8 million, respectively. For the three and nine months ended September 30, 1998, "Income (loss) from discontinued operations" are reported net of income tax provisions of less than $0.1 million and $3.0 million, respectively. For the three months ended September 30, 1999 and 1998, and for the nine months ended September 30, 1999 and 1998, "Gain on disposal of discontinued operations" includes the sale of the real estate assets and income tax benefits of $15.3 million, $45.5 million, $16.0 million and $14.3 million, respectively.

    For the three months ended September 30, 1999, basic and diluted earnings per share from discontinued operations was $0.13 and $0.12, respectively. For the three months ended September 30, 1998, basic and diluted earnings per share from discontinued operations was $0.28. For the nine months ended September 30, 1999, basic and diluted earnings per share from discontinued operations was $0.14. For the nine months ended September 30, 1998, basic and diluted earnings per share from discontinued operations was $0.58 and $0.57, respectively.

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES

    In 1999 and 1998, the Company recorded restructuring and reorganization charges related to the integration of its worldwide vaccines operations, the closure of its Puerto Rico and St. Louis facilities and the ongoing rationalization of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility and facility-related costs. The closure of its Puerto Rico and St. Louis, Missouri facilities and the ongoing rationalization of its business operations consisted of termination and

                               CHIRON CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES (CONTINUED)

other employee-related costs recognized in connection with the elimination of 400 positions in manufacturing, research and development, sales, marketing, and other administrative functions, and facility-related costs.

    In the nine months ended September 30, 1999, the Company recorded restructuring and reorganization charges of $2.1 million, which included a benefit of $1.3 million recorded in the third quarter of 1999 and a charge of $3.4 million recorded in the first quarter of 1999. The benefit of $1.3 million related to revised estimates of property and other tax-related accruals recorded in connection with the idling of the St. Louis facility, as well as revised estimates of termination and other employee-related costs recorded in connection with the elimination of 400 positions. As of September 30, 1999, 301 of these 400 positions had been eliminated. The charge of $3.4 million related to termination and other employee-related costs recognized in connection with the elimination of 28 positions at the Company's Italian manufacturing facility. As of September 30, 1999, 20 of these 28 positions had been eliminated.

    In the nine months ended September 30, 1998, the Company recorded restructuring and reorganization charges of $11.3 million, of which $6.4 million was recognized in the third quarter of 1998, related to the integration of its worldwide vaccines operations, closure of its Puerto Rico and St. Louis facilities and the ongoing rationalization of its business operations.

    The current status of the accrued restructuring and reorganization charges is summarized as follows (in thousands):

                                                                                           AMOUNT
                                                         AMOUNT OF       AMOUNT OF        UTILIZED       AMOUNT TO
                                        ACCRUAL AT         TOTAL           TOTAL          THROUGH       BE UTILIZED
                                       DECEMBER 31,    RESTRUCTURING   RESTRUCTURING   SEPTEMBER 30,     IN FUTURE
                                           1998           CHARGE          BENEFIT           1999          PERIODS
                                       -------------   -------------   -------------   --------------   -----------
Employee-related costs...............     $15,390         $2,826          $  (832)         $10,803         $6,581
Other facility-related costs.........       3,931          1,099           (1,031)           1,789          2,210
                                          -------         ------          -------          -------         ------
                                           19,321          3,925           (1,863)          12,592          8,791
Discontinued operations..............       4,475             --               --            3,789            686
                                          -------         ------          -------          -------         ------
                                          $23,796         $3,925          $(1,863)         $16,381         $9,477
                                          =======         ======          =======          =======         ======

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

    From July 1, 1996 through March 31, 1998 (period of joint ownership), Chiron and Hoechst AG operated the vaccine business as a joint venture under the name Chiron Behring GmbH & Co. Chiron accounted for its 49% interest under the equity method and recognized revenues of $2.4 million as a component of "Equity in earnings of unconsolidated joint businesses" in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998.

                               CHIRON CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 4--AGREEMENT WITH HOECHST AG (CONTINUED)

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

Cash acquired...............................................   $  57,119
Fair value of all other assets acquired.....................     206,922
Carrying value of original investment in Chiron Behring.....    (117,157)
Cash paid...................................................    (111,889)
Acquisition costs...........................................      (1,180)
                                                               ---------
Liabilities assumed.........................................   $  33,815
                                                               =========

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

    The following unaudited pro forma information presents the results of continuing operations of Chiron and Chiron Behring for the nine months ended September 30, 1998 with pro forma adjustments as if Chiron's acquisition of the remaining 51% interest in Chiron Behring had been consummated as of January 1, 1998. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results that may occur in the future. The unaudited pro forma information is as follows (in thousands, except per share data):

                                                               NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1998
                                                              -------------------
Total revenues..............................................         $546,108
Income from continuing operations...........................         $ 79,227
Pro forma earnings per share from continuing operations:
  Basic.....................................................         $   0.45
  Diluted...................................................         $   0.44

NOTE 5--SEGMENT INFORMATION

    Chiron is organized based on the products and services that it offers. Under this organizational structure, the Company has the following three reportable segments: (i) biopharmaceuticals, (ii) vaccines, and (iii) blood testing. The biopharmaceuticals segment consists of products and services related to therapeutics, with an emphasis on oncology, serious infectious diseases, and cardiovascular diseases as well as the development and acquisition of technologies related to recombinant proteins, gene therapy, small molecules and genomics. The vaccines segment consists principally of products and services related to adult and pediatric vaccines sold primarily in Germany and Italy, and also sold in other international markets. The blood testing segment consists of an alliance with Gen-Probe Incorporated ("Gen-Probe") and Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company. Chiron's alliance with Gen-Probe is focused on developing and selling products using nucleic acid

                               CHIRON CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION (CONTINUED)

testing ("NAT") to screen blood and plasma for infection by viruses. Chiron's joint business with Ortho sells a line of immunodiagnostic tests, other than nucleic acid tests, required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection.

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

    The accounting policies of the Company's reportable segments are the same as those described in Note 1--The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items, such as the write-off of purchased in-process technologies and restructuring and reorganization charges, which are shown as reconciling items in the table below.

    The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             -------------------   -------------------
                                                               1999       1998       1999       1998
                                                             --------   --------   --------   --------
REVENUES
Biopharmaceuticals, includes equity in earnings of
  unconsolidated joint businesses of $33 and $0 for the
  three and nine months ended September 30, 1998,
  respectively.............................................  $ 59,921   $ 69,773   $215,576   $222,868
Vaccines, includes equity in earnings of unconsolidated
  joint businesses of $319 and ($485) for the three months
  ended September 30, 1999 and 1998, respectively, and $963
  and $304 for the nine months ended September 30, 1999 and
  1998, respectively.......................................    84,692     72,217    188,873    142,295
Blood testing, includes equity in earnings of
  unconsolidated joint businesses of $22,978 and $21,707
  for the three months ended September 30, 1999 and 1998,
  respectively, and $57,468 and $51,189 for the nine months
  ended September 30, 1999 and 1998, respectively..........    32,943     28,302     83,594     69,706
Other......................................................    26,820     45,678     81,003     77,278
                                                             --------   --------   --------   --------
Total revenues.............................................  $204,376   $215,970   $569,046   $512,147
                                                             ========   ========   ========   ========

                               CHIRON CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION (CONTINUED)

    The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS
  Biopharmaceuticals........................................  $(22,941)  $10,306    $(27,708)  $ 23,953
  Vaccines..................................................    13,187      (719)     (3,093)   (35,758)
  Blood testing.............................................    21,167    19,555      47,765     47,889
  Other.....................................................    19,637    24,493      61,354     43,688
                                                              --------   -------    --------   --------
    Segment income from operations..........................    31,050    53,635      78,318     79,772
  Operating income (expense) reconciling items:
    Write-off of purchased in-process technologies..........        --        --          --     (1,645)
    Restructuring and reorganization charges................     1,290    (6,401)     (2,062)   (11,339)
                                                              --------   -------    --------   --------
  Income from operations....................................    32,340    47,234      76,256     66,788
    Gain on sale of assets..................................        --     1,510          --      7,751
    Interest expense........................................    (6,158)   (6,009)    (17,866)   (18,638)
    Other income, net.......................................    19,685     5,035      63,061     21,196
                                                              --------   -------    --------   --------
  Income from continuing operations before income taxes.....  $ 45,867   $47,770    $121,451   $ 77,097
                                                              ========   =======    ========   ========

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

NOTE 7--SUBSEQUENT EVENTS

    In February 1999, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of Chiron common stock from time to time on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. Effective October 7, 1999, the Company's Board of Directors approved a 4.0 million share increase, thereby bringing the total number of shares authorized for repurchase to 6.5 million shares.

    On November 1, 1999, the Company entered into a patent and license agreement. Under this agreement, the Company will pay $12.5 million, consisting of $5.0 million in cash and $7.5 million as a forgiveable note payable to the licensor, in licensing fees. In addition, the Company may make total payments of $12.0 million if certain development objectives are met.

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

    THE DISCUSSION BELOW SHOULD BE READ IN CONJUNCTION WITH PART I, ITEM 1,"FINANCIAL STATEMENTS", OF THIS QUARTERLY REPORT ON FORM 10-Q AND PART II, ITEMS 7, 7A, AND 8, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK", AND "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA", RESPECTIVELY, OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 3, 1999.

    Chiron is a biotechnology company that participates in three global healthcare businesses: biopharmaceuticals, vaccines, and blood testing. The biopharmaceuticals segment consists of products and services related to therapeutics, with an emphasis on oncology, serious infectious diseases, and cardiovascular diseases as well as the development and acquisition of technologies related to recombinant proteins, gene therapy, small molecules and genomics. The vaccines segment consists principally of adult and pediatric vaccines sold primarily in Germany and Italy, and also sold in other international markets. The blood testing segment consists of an alliance with Gen-Probe Incorporated ("Gen-Probe") and Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical
Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company. Chiron's alliance with Gen-Probe is focused on developing and selling products using nucleic acid testing ("NAT") to screen blood and plasma for infection by viruses. Chiron's joint business with Ortho sells a line of immunodiagnostic tests, other than nucleic acid tests, required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection.

    On December 29, 1997, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to Bausch & Lomb Incorporated ("B&L") and on November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer"). The Company's Condensed Consolidated Statements of Operations reflect the after-tax results of Chiron Diagnostics as discontinued operations for the three and nine months ended September 30, 1998.

    On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring GmbH & Co ("Chiron Behring") from Hoechst AG. Beginning in the second quarter of 1998, the results of Chiron Behring were consolidated with those of the Company.

RESULTS OF OPERATIONS

REVENUES

    BIOPHARMACEUTICAL PRODUCT SALES For the three months ended September 30, 1999 and 1998, product sales from the biopharmaceuticals segment were $36.6 million and $46.8 million, respectively. For the nine months ended
September 30, 1999 and 1998, biopharmaceutical product sales were $134.6 million and $144.1 million, respectively. In 1999 and 1998, biopharmaceutical product sales consisted principally of Proleukin-Registered Trademark-(aldesleukin, interleukin-2), Betaseron-Registered Trademark- (interferon beta-1b) and PDGF (recombinant human platelet-derived growth factor -rhPDGF-BB).

    PROLEUKIN-REGISTERED TRADEMARK- Chiron sells Proleukin-Registered Trademark- directly in the U.S. and certain international markets. For the three months ended September 30, 1999 and 1998, sales of Proleukin-Registered Trademark- were $18.7 million and $22.3 million, respectively. For the nine months ended September 30, 1999 and 1998, sales of Proleukin-Registered Trademark- were $81.8 million and $66.2 million, respectively. Management believes that the third quarter 1999 decrease in Proleukin-Registered Trademark-product sales as compared with 1998 is primarily due to a shift in purchases by distributors from the third quarter 1999 to the second quarter 1999 in anticipation of the July 1999 price increase. Impacting the year-to-date increase in Proleukin-Registered Trademark- product sales are continued volume growth in existing indications, price increases which occurred during the period, and expansion into additional countries. The Company continues to pursue the use of Proleukin-Registered Trademark- for additional indications, including human immunodeficiency virus ("HIV"). The Company also anticipates further geographic expansion of Proleukin-Registered Trademark- into additional countries.

    BETASERON-REGISTERED TRADEMARK- Chiron manufactures Betaseron-Registered Trademark- for Berlex Laboratories, Inc. ("Berlex") and its parent company, Schering AG of Germany. Chiron earns a partial payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG and a subsequent additional payment upon sales by Berlex and Schering AG. Accordingly, Chiron's revenues from Betaseron-Registered Trademark- tend to fluctuate based upon the inventory management practices of Berlex and Schering AG. For the three months ended September 30, 1999 and 1998, revenues from Betaseron-Registered Trademark- were $17.9 million and $15.3 million, respectively. For the nine months ended September 30, 1999 and 1998, revenues from Betaseron-Registered Trademark- were $46.5 million and $46.6 million, respectively. Management believes that the increase in Betaseron-Registered Trademark- revenues in the third quarter 1999 as compared with the third quarter 1998 is primarily related to the approval of Betaseron-Registered Trademark- for secondary progressive multiple sclerosis in Europe, Canada and Australia in 1999.

    PDGF Chiron manufactures PDGF for Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company. PDGF is the active ingredient in Regranex-Registered Trademark-(becaplermin) Gel, a treatment for diabetic foot ulcers. Regranex-Registered Trademark- Gel was approved by the FDA in December 1997 and was launched commercially in early 1998. Sales of PDGF to J&J decreased $9.8 million from the three months ended September 30, 1998 to the three months ended September 30, 1999 and $27.2 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. The third quarter 1999 and year-to-date activity in PDGF sales are primarily related to a lack of orders from J&J in 1999 and an increase in the product returns allowance in the third quarter 1999. The increase to the product returns allowance is primarily due to additional historical return information, now that PDGF has been in the commercial market for over 12 months. As Regranex-Registered Trademark- is the first product of its kind, the Company believes it will take time for the market to fully develop. In addition, Chiron's sales of PDGF will tend to fluctuate based upon the inventory management practices of J&J. Regranex-Registered Trademark- Gel was recently approved for use in the treatment of diabetic foot ulcers in Canada and Europe. However, even with these approvals, Chiron's sales to date have largely filled J&J's initial inventory requirements for product launch, and as a result, no significant sales of PDGF to J&J are expected until the second quarter of 2000.

    VACCINE PRODUCT SALES Chiron sells pediatric and adult vaccines in Germany, Italy, other international markets, and in the U.S. Certain of the Company's vaccine products, particularly its flu vaccine, are seasonal and typically have higher sales in the third quarter of the year. For the three months ended September 30, 1999 and 1998, vaccine product sales were $70.6 million and $60.7 million, respectively. The increase in product sales for the three months ended September 30, 1999 as compared with the same period in 1998 is primarily due to the change in timing of reporting the results of the Company's Italian subsidiary. Historically, the results of the Company's Italian subsidiary were reported on a one-month lag; however, during the first quarter 1999, the Company eliminated the lag such that these results are now reported on a current basis. As a result of this change, the Company recorded a significant amount of flu vaccine sales during the third quarter 1999, which were historically recorded during the fourth quarter.

    For the nine months ended September 30, 1999 and 1998, vaccine product sales were $153.8 million and $119.1 million, respectively. The increase in sales for the nine months ended September 30, 1999 as compared with the same period in 1998 is primarily due to the change in timing of reporting the results of the Company's Italian subsidiary (see above) and Chiron's acquisition of the remaining 51% interest in, and consolidation of, Chiron Behring during the second quarter of 1998. Also affecting vaccine product sales for the nine months ended September 30, 1999 was a one-time $4.2 million sale of adult influenza vaccine to Argentina in the first quarter 1999.

    In August 1999, Chiron filed an application for approval to market Menjugate-TM-, its vaccine against meningococcal meningitis caused by the bacterium N. MENINGITIDIS serogroup C, in the United Kingdom. The Company has received orders for Menjugate-TM- shipments, which are scheduled to begin in March 2000. These orders are subject to final approval by the United Kingdom's Medicines Control Agency ("MCA"). There can be no assurance as to the receipt of regulatory approval or the timing of any such regulatory approval.

    BLOOD TESTING PRODUCT SALES During the second quarter 1999, the Company began recognizing revenues for sales of its nucleic acid tests that are used to screen blood and plasma under an investigational new drug ("IND") application in the U.S. Product sales related to these tests were $2.0 million and $3.9 million for the three and nine months ended September 30, 1999, respectively.

    As with any new product, there can be no assurance that healthcare providers will adopt the Company's nucleic acid testing technology. In addition, sales of the Company's nucleic acid tests may be affected by the presence of a competitive product, the availability of reimbursement from the government and government regulations relating to the pricing of healthcare products.

    EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT BUSINESSES For the three months ended September 30, 1999 and 1998, Chiron recognized equity in earnings of unconsolidated joint businesses of $23.3 million and $21.3 million, respectively. For the nine months ended September 30, 1999 and 1998, Chiron recognized equity in earnings of unconsolidated joint businesses of $58.4 million and $51.5 million, respectively. In 1999, equity in earnings of unconsolidated joint businesses consisted substantially of revenues generated by Chiron's joint business with Ortho. In 1998, equity in earnings of unconsolidated joint businesses also included one quarter of earnings from Chiron's 49% share of the after-tax operating results of Chiron Behring.

    CHIRON-ORTHO JOINT BUSINESS For the three months ended September 30, 1999 and 1998, Chiron's earnings from its joint business with Ortho were $23.0 million and $21.7 million, respectively. For the nine months ended
September 30, 1999 and 1998, these earnings were $57.5 million and $51.2 million, respectively. The overall fluctuations in earnings from the joint business are primarily due to certain adjustments made during the first quarters of 1999 and 1998. In the first quarter 1999, an annual inventory adjustment resulted in a charge of $0.7 million as compared with a charge of $4.1 million recognized in the first quarter 1998. Also contributing to the increase in earnings in 1999 as compared with 1998, were higher foreign affiliate profits and a first-quarter 1998 one-time contract termination fee.

    CHIRON BEHRING On July 1, 1996, Chiron acquired a 49% interest in Chiron Behring. On March 31, 1998, Chiron acquired the remaining 51% interest in Chiron Behring (refer to Note 4 of "Notes to Condensed Consolidated Financial Statements"). From July 1, 1996 through the first quarter 1998, equity in earnings of unconsolidated joint businesses included Chiron's 49% share of the after-tax operating results of Chiron Behring. Chiron's share of earnings from the joint business, including amortization of intangibles, was $2.4 million for the three months ended March 31, 1998. Beginning in the second quarter 1998, Chiron Behring's results were consolidated with those of the Company.

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received for research services as they are performed and fees received upon the achievement of specified milestones. For the three months ended September 30, 1999 and 1998, Chiron recognized collaborative agreement revenues of $18.4 million and $24.3 million, respectively. For the nine months ended September 30, 1999 and 1998, collaborative agreement revenues were $59.6 million and $73.1 million, respectively. The decrease in collaborative agreement revenues in 1999 as compared with 1998 is partially due to a contractual decrease in payments received by the Company under a November 1996 consent agreement between Chiron, Novartis AG ("Novartis"), and the Federal Trade Commission related to the Herpes Simplex Virus-thymidine kinase (HSV-tk) gene in the field of gene therapy (for more information, refer to the Company's Annual Report on Form 10-K for the year ended January 3, 1999).

    The remaining decrease is primarily due to an agreement with Novartis, under which Novartis agreed to provide research funding for certain projects through 1999 (for more information, refer to the Company's Annual Report on Form 10-K for the year ended January 3, 1999). In September 1999, Chiron and Novartis determined to amend this agreement. This amendment will increase the aggregate maximum amount of funding provided by Novartis from $250.0 million to $265.0 million. Under this agreement, for the three months ended

September 30, 1999 and 1998, Chiron recognized collaborative agreement revenues of $10.0 million and $15.6 million, respectively. For the nine months ended September 30, 1999 and 1998, revenues recognized under this agreement were $39.0 million and $47.2 million, respectively.

    Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration, and the achievement of milestones. Due to the nature of the Company's collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current collaborative agreement revenues will not decline. In particular, the research funding agreement with Novartis (see above) expires by its terms on December 31, 1999, and there can be no assurance that new relationships will be established.

    ROYALTY AND LICENSE FEE REVENUES The Company receives royalties and license fees for products or technologies that are marketed, distributed, or used by third parties. For the three months ended September 30, 1999 and 1998, Chiron recognized royalty and license fee revenues of $36.5 million and $49.8 million, respectively. For the nine months ended September 30, 1999 and 1998, royalty and license fee revenues were $96.3 million and $81.3 million, respectively. The increase in royalty and license fee revenues in 1999 as compared with 1998 is primarily due to a cross-license agreement with Bayer whereby Chiron agreed to grant to Bayer rights under certain Chiron patents, including rights under patents relating to HIV and hepatitis C virus. In exchange for these rights, Bayer paid to Chiron a license fee of $100.0 million, which is refundable in decreasing amounts over a period of three years. During the three and nine months ended September 30, 1999, Chiron recognized license fee revenues of $10.0 million and $30.0 million, respectively, which represent the portions of the $100.0 million payment that became nonrefundable during the periods. For the three months ended September 30, 1999, other items contributing to royalty and license fee revenues were $7.3 million of royalties generated from Schering AG's European sales of Betaferon-Registered Trademark- and $5.8 million of royalties related to Chiron's vaccine products. For the nine months ended September 30, 1999, other items contributing to royalty and license fee revenues were $21.4 million of royalties generated from Schering AG's European sales of Betaferon-Registered Trademark-, $9.9 million of royalties related to insulin products, and $15.4 million related to vaccine products. In the third quarter 1998, Chiron recognized $24.0 million related to a license fee received from SmithKline Beecham to use certain human vaccine product technologies. In the first quarter 1998, Chiron recognized $5.0 million related to a license fee received from Pharmacia & Upjohn Company to research, develop, manufacture, and commercialize therapeutic products for the treatment of hepatitis C virus in humans.

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

    OTHER REVENUES For the three months ended September 30, 1999 and 1998, Chiron recognized other revenues of $12.1 million and $7.9 million, respectively. For the nine months ended September 30, 1999 and 1998, these revenues were $46.4 million and $28.1 million, respectively. Contributing to the increase in other revenues were contract manufacturing revenues which increased to $2.2 million in the third quarter 1999 from $0.1 million in the comparable period in 1998 as a result of a new contract manufacturing agreement. Also included in other revenues during the third quarters 1999 and 1998 were approximately $6.8 million and $5.9 million, respectively, of commission revenues received on sales of hepatitis B products and immunoglobulin products.

    For the nine months ended September 30, 1999, other revenues primarily consisted of a $9.7 million milestone payment related to the FDA's approval of DepoCyt-Registered Trademark- in April 1999, $10.7 million related to contract manufacturing and $18.0 million related to commission revenues. For the nine months ended September 30, 1998, other revenues primarily consisted of $9.8 million of revenues related to Aredia-Registered Trademark- (pamidronate disodium for injection) recognized under an arrangement which terminated in April 1998, pursuant to which Chiron promoted Aredia-Registered Trademark- on behalf of Novartis, and $12.2 million of commission revenues.

    In October 1999, SkyePharma, Inc. ("SkyePharma"), the manufacturer of DepoCyt-Registered Trademark-, discovered two DepoCyt-Registered Trademark- lots that did not meet manufacturing specifications and, as a result, recalled all DepoCyt-Registered Trademark- vials from these lots. The commercial supply of this product is on hold while the Company and SkyePharma investigate the cause. Management of the Company does not believe that this event will have a material impact on the results of operations for fiscal year 1999. The impact of this event on future shipments of DepoCyt-Registered Trademark- is not yet known.

    The Company's other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

COSTS AND EXPENSES

    GROSS PROFIT For the three months ended September 30, 1999 and 1998, gross profit as a percentage of net product sales was 53% and 55%, respectively. For each of the nine months ended September 30, 1999 and 1998, gross profit as a percentage of net product sales was 55%. In the third quarter 1999, Chiron recognized a $2.7 million reduction in sales related to the PDGF product returns allowance. Excluding this reduction, gross profit as a percentage of sales would have been 54% for the three months ended September 30, 1999. In the third quarter 1998, Chiron recognized a $3.3 million reduction in cost of goods sold related to a change in estimated property tax accruals created in prior periods. Excluding this reduction, gross profit as a percentage of net product sales would have been 53% for the three months ended September 30, 1998. Also impacting Chiron's gross profit for the nine months ended September 30, 1998 was a $6.0 million reduction in cost of goods sold related to a change in estimated property tax accruals created in prior periods. Excluding this reduction, gross profit as a percentage of net product sales would have been 53% for the nine months ended September 30, 1998.

    The increase in gross profit margins in the third quarter 1999 as compared to the third quarter 1998 is primarily related to a significant improvement in vaccine product gross profit due to manufacturing efficiencies resulting from increased production and a favorable mix of vaccine product sales. The increase in gross profit margins during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is primarily related to
(i) a slight increase in sales of biopharmaceutical products as a percentage of sales and biopharmaceutical product gross profit; and (ii) a significant improvement in vaccine product gross profit due to manufacturing efficiencies resulting from increased production and a favorable mix of vaccine product sales.

    The Company's gross profit percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

    RESEARCH AND DEVELOPMENT For the three months ended September 30, 1999 and 1998, Chiron recognized research and development expenses of $75.5 million and $67.3 million, respectively. For the nine months ended September 30, 1999 and 1998, Chiron's research and development expenses were $216.7 million and $196.2 million, respectively. The Company's research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of clinical trial-related activities. The increase in research and development spending in 1999 as compared with 1998 was due, in part, to $2.6 million and $3.0 million milestone payments made during the third and second quarters of 1999, respectively, related to the Company's collaboration agreement with Medivir AB. Also contributing to the increase in research and development expense was the furtherance of the Company's clinical trials related to Proleukin-Registered Trademark- for HIV, Insulin-Like Growth Factor-1 ("IGF-1") for osteoarthritis, Fibroblast Growth Factor ("FGF") for coronary artery disease and Tissue Factor Pathway Inhibitor ("TFPI") for sepsis.

    In November 1999, Chiron entered into a patent and license agreement relating to FGF. Under this agreement, the Company will pay $12.5 million, consisting of $5.0 million in cash and $7.5 million as a forgiveable note payable, in licensing fees to Scios, Inc. In addition, Chiron may make total payments of $12.0 million if certain development objectives are met.

    SELLING, GENERAL, AND ADMINISTRATIVE For the three months ended September 30, 1999 and 1998, Chiron recognized selling, general, and administrative ("SG&A") expenses of $41.8 million and $40.7 million, respectively. For the nine months ended September 30, 1999 and 1998, Chiron recognized SG&A expenses of

$128.6 million and $103.5 million, respectively. The increase in SG&A expenses in 1999 as compared with 1998 is primarily due to the acquisition and consolidation of Chiron Behring, which contributed $10.2 million to SG&A expenses. SG&A expenses also increased as a result of the Company's worldwide implementation of its integrated information system in April 1999, the launch of DepoCyt-Registered Trademark- and the nucleic acid testing segment of its blood testing business, and certain patent defense legal costs.

    OTHER OPERATING EXPENSES In the nine months ended September 30, 1999, the Company recorded restructuring and reorganization charges of $2.1 million, which included a benefit of $1.3 million recorded in the third quarter 1999 and a charge of $3.4 million recorded in the first quarter 1999. The benefit of $1.3 million related to revised estimates of property and other tax-related accruals recorded in connection with the idling of the St. Louis facility, as well as revised estimates of termination and other employee-related costs recorded in connection with the elimination of 400 positions. As of September 30, 1999, 301 of these 400 positions had been eliminated. The charge of $3.4 million related to termination and other employee-related costs recognized in connection with the elimination of 28 positions at the Company's Italian manufacturing facility. As of September 30, 1999, 20 of these 28 positions had been eliminated. In the nine months ended September 30, 1998, the Company recorded restructuring and reorganization charges of $11.3 million, of which $6.4 million was recognized in the third quarter 1998, related to the integration of its worldwide vaccines operations, closure of its Puerto Rico and St. Louis facilities and the ongoing rationalization of its business operations.

    During the three and nine months ended September 30, 1999, Chiron recognized a reduction in other operating expenses of $2.0 million and $8.4 million, respectively, resulting from a change in estimated tax accruals related to certain employee payments recorded in 1995 under a series of agreements between Chiron and Novartis (for more information, refer to the Company's Annual Report on Form 10-K for the year ended January 3, 1999).

NON-OPERATING INCOME AND EXPENSE

    Other income, net, primarily consists of interest and investment income on the Company's cash and investment balances and other non-operating gains and losses. For the three months ended September 30, 1999 and 1998, Chiron recognized interest and investment income of $20.2 million and $5.7 million, respectively. For the nine months ended September 30, 1999 and 1998, interest and investment income totaled $60.9 million and $20.0 million, respectively. The increase in interest and investment income in 1999 as compared with 1998 is primarily due to higher average cash and investment balances attributable to the net cash proceeds received from the sale of Chiron Diagnostics in November 1998. Interest expense remained fairly constant at $6.2 million and $6.0 million for the three months ended September 30, 1999 and 1998, respectively, and $17.9 million and $18.6 million for the nine months ended September 30, 1999 and 1998, respectively.

INCOME TAXES

    The 1999 estimated annual tax provision is expected to be approximately 27% of pretax income from continuing operations, prior to the recognition of deferred tax assets through a reduction in the valuation allowance associated with such assets. The actual tax provision for the three and nine months ended September 30, 1999 includes the reduction in the state deferred tax asset valuation allowance of $9.1 million and $14.4 million, respectively. The valuation allowance was reduced because management believes that it is more likely than not that the deferred tax assets to which the valuation allowance related will be realized.

NEW ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133". As a result of this amendment, SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings, issuance of common stock, and off-balance sheet financing. Chiron's cash and investments in marketable debt securities, which totaled $1.6 billion at September 30, 1999, are invested in a diversified portfolio of investment grade financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt securities. By policy, the amount of credit exposure to any one institution is limited; however, these investments are generally not collateralized and primarily mature within three years.

SOURCES AND USES OF CASH

    Chiron had cash and cash equivalents of $205.8 million and $80.5 million at September 30, 1999 and 1998, respectively. Through the nine months ended September 30, 1999, net cash used in operating activities was $37.1 million as compared with net cash provided by operating activities of $85.8 million in 1998. Through the nine months ended September 30, 1999, the Company paid $179.7 million in estimated taxes primarily related to the sale of the Company's IN VITRO diagnostics business. This use of cash was partially offset by $54.0 million in federal and state tax refunds received and net income of $128.8 million for the nine months ended September 30, 1999.

    Through the nine months ended September 30, 1999, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $1.1 billion, capital expenditures of $55.7 million, and other uses of cash of $11.1 million. Partially offsetting these uses of cash were proceeds from the sale and maturity of investments in marketable debt securities of $867.4 million and proceeds from disposal of discontinued operations of $46.9 million.

    Through the nine months ended September 30, 1999, net cash provided by financing activities primarily consisted of $68.1 million from the issuance of common stock and the reissuance of treasury stock related to stock option exercises, $7.9 million related to short-term borrowings and $8.1 million in proceeds from the issuance of long-term debt. This was partially offset by $2.0 million related to the repayment of debt and capital leases and $69.1 million related to the acquisition of treasury stock.

    In February 1999, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of Chiron common stock from time to time on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. In October 1999, the Board of Directors approved a 4.0 million share increase, thereby bringing the total number of shares authorized for repurchase to 6.5 million shares. As of September 30, 1999, 2.5 million shares had been repurchased.

    The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

BORROWING ARRANGEMENTS

    Under a revolving, committed, unsecured credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis under a November 1994 Investment Agreement, provides various interest rate options, and matures in February 2003. There were no borrowings outstanding under this credit facility at September 30, 1999. Chiron also has credit facilities outside the U.S. which allow for total borrowings of $63.1 million. Under these credit facilities, $22.7 million of borrowings were outstanding at September 30, 1999.

    In September 1999, Chiron and Novartis determined to amend the November 1994 Investment Agreement. This amendment will reduce the maximum amount of Chiron obligations that Novartis will guarantee from $725.0 million to $702.5 million.

YEAR 2000

    Chiron is dependent on a number of computer systems and applications to conduct its business. In the past, many computer programs were written using two digits rather than four to identify the relevant year. These programs may not be able to distinguish between 21st and 20th century dates (for example, "00" may be read as the year 1900 when the year 2000 is intended). This could result in significant system failures or miscalculations. Accordingly, the Company has developed a comprehensive risk-based plan designed to make its computer hardware and communication systems, software applications, and facilities and other non-information technology-related functions Year 2000 compliant. The plan covers three phases including (i) planning, (ii) assessment, and
(iii) implementation. The Company has completed the planning and assessment phases and has substantially completed the implementation phase. With regard to the Company's computer hardware and communication systems, Chiron has completed its initial technology refresh program which was developed in conjunction with International Business Machines, Inc. ("IBM") to update and standardize the Company's computer hardware and communication systems. In the third quarter 1999, the Company continued its technology refresh program, which it will complete in November 1999. With regard to the Company's software applications, the Company has identified critical and non-critical software applications and has remediated all mission critical and substantially all non-critical applications in all material respects. Certain non-critical user specific applications based on compliant software platforms are in testing and will be completed in November 1999.

    With regard to the Company's key facilities and other non-information technology-related functions, including research, manufacturing, and inventory management practices, the Company has completed its remediation plans for its critical systems and substantially completed its remediation plans for its non-critical systems. Some non-critical embedded systems remediation has been rescheduled to November 1999 due to manufacturing schedules and vendor changes.

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

    The Company is using both internal and external resources to prepare for the Year 2000. Although the Company believes that it should be able to substantially complete the implementation of critical internal aspects of its Year 2000 plan prior to the commencement of the Year 2000, even with substantial completion of internal remediation plans, the Company's customers, suppliers, and distributors also present risk of their own Year 2000 compliance over which the Company has no control. The Company has surveyed and assessed its critical suppliers and other external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company is attempting to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant and has prepared contingency plans accordingly. The Company cannot reasonably estimate the effect, if any, from the failure of such parties to be Year 2000 compliant. However, the Company believes that its contingency plans will substantially mitigate all significant risks resulting from such parties' failure to resolve their Year 2000 issues.

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

    In addition to the Company's remediation efforts, the Company is also implementing contingency plans and preparing for the year-end rollover and leap year. The Company's contingency plans include, among other things, the implementation of specific plans to ensure that the necessary precautions are taken to prevent and/ or address an unexpected system failure. The Company has scheduled contingency plan drills for November and December 1999. The Company also intends to increase certain raw material and finished goods inventories to mitigate external and internal risks. The Company's plans also include placing teams in all critical locations to monitor and protect critical systems during the year-end rollover period. The Company intends to monitor its computer hardware and communication systems, software applications, and facilities and other non-information technology-related functions for Year 2000 issues through March 2000.

    The Company may incur significant costs in preparing for the Year 2000. Costs associated with preparing for the Year 2000 are not expected to exceed $4.0 million, and include costs related to contingency plans, which may not require execution. The costs related to the technology refresh program and the integrated information system are not included in the above estimates as Year 2000 compliance is incidental to the operational benefits expected to be derived from these programs. As of September 30, 1999, total costs incurred to date have been funded through operations and approximate $2.7 million. The Company anticipates funding its remaining Year 2000 expenditures with cash on hand and cash generated through operations.

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

REGULATORY APPROVALS

    The Company is required to obtain and maintain regulatory approval in order to market most of its products. Generally, these approvals are on a product-by-product and country-by-country basis, and, in the case of therapeutic products, a separate approval is required for each therapeutic indication. See
Item 1, "Business--Government Regulation" in the Company's Annual Report on
Form 10-K for the year ended January 3, 1999. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK MANAGEMENT The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company's market risk exposures through the nine months ended September 30, 1999. For further discussion of the Company's market risk exposures, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in Chiron's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    The Company is party to certain lawsuits and legal proceedings, which are described in Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the year ended January 3, 1999, in Part II, Item 1, "Legal Proceedings", of the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report on Form 10-K and the first and second Quarterly Reports on Form 10-Q.

CONNAUGHT LABORATORIES, LIMITED

    Chiron is involved in lawsuits in Italy and certain other countries with Connaught Laboratories Limited ("Connaught") relating to TriAcelluvax-TM-, the Company's diptheria/tetanus/acellullar pertussis vaccine. Litigation in Milan, Italy relating to the Italian counterpart of Connaught's European Patent 0 527 753 is currently pending. On October 6, 1999, Connaught filed suit against Chiron in the Milan court alleging infringement of its European Patent Number 322,115 (the "'115 patent"). The '115 patent contains claims relating to pertussis toxin mutants. Connaught seeks a declaration of infringement of the Italian counterpart to the '115 patent and seeks damages and injunctive relief to prevent the manufacture and sale in Italy of Chiron's vaccines, Acelluvax-TM-, Acelluvax DTP-TM-, and Triacelluvax-TM-.

FEDERAL EXPRESS

    On September 3, 1999, Federal Express Corporation ("Federal Express") filed suit in the Supreme Court of the State of New York, County of Orange against Perseptive Biosystems, Inc, Perkin-Elmer Corporation, PE Biosystems Group, and PE Corporation (together, the "PE Defendants") and Chiron. The matter has been removed to the United States District Court for the Southern District of New York. The Federal Express complaint relates to a fire that allegedly destroyed a Federal Express aircraft and the majority of its cargo in September 1996. Federal Express claims breach of contract, negligence and product liability with regard to equipment owned and shipped by Chiron and designed, manufactured, packaged and prepared for shipping by the PE Defendants and seeks damages, interest, costs and fees. Federal Express alleges that improper packing and shipping procedures were a proximate cause of the destruction of the plane. The National Transportation Safety Board, an agency of the federal government, had previously investigated the circumstances surrounding the incident and issued a letter of no determination as to the cause of the fire. It is not known when nor on what basis this litigation will be concluded.

F. HOFFMANN-LAROCHE AG

    Chiron is involved in certain lawsuits in the United States, The Netherlands, Japan, Germany, and other countries with F. Hoffmann-LaRoche AG and several of its affiliated companies concerning infringement and/or validity of certain patents related to HCV and HIV technology.

    In January 1998, Chiron initiated an action against F. Hoffmann-LaRoche AG and several of its affiliated companies (collectively, "Roche") in the United States District Court for the Northern District of California. The Company asserted that Roche's manufacture and sale of Amplicor HCV Test and Amplicor HCV Monitor Test constituted infringement of Chiron's U.S. Patent Nos. 5,712,088 (the "'088 patent"), 5,714,596 (the "'596 patent"), and 5,863,719 (the "'719 patent"). The action sought damages, injunctive relief, and a declaratory judgment that Chiron is the sole and exclusive owner of the patents in suit. The parties' cross-motions for summary judgment on Roche defenses based upon prior licenses were resolved in Chiron's favor in June 1999. In October 1999, Roche filed counterclaims against Chiron which challenge the validity and enforceability of the patents in suit. Roche also seeks to recover treble damages and an injunction against Chiron for alleged breaches of state and federal antitrust statutes relating to Chiron's HCV licensing practices.

    Roche has appealed the injunction granted by the Regional Court in Dusseldorf, Germany against manufacture or sale by Roche of HCV immunoassay kits.

    A suit filed in October 1998 by Roche AG against Chiron and Ortho is pending in the Federal Court of Australia, New South Wales District Registry, and is seeking revocation of Australian patent number 624105, relating to HCV technology.

    In May 1999, Chiron and Gen-Probe, Incorporated ("Gen-Probe") initiated action in the Tribunal of Milan, Italy, against Roche AG and several of its European affiliates (together, "Roche"). The lawsuit seeks a cross-border declaration that Gen-Probe's Transcription Mediated Amplification System ("TMA") which is used in Chiron/Gen-Probe blood screening kits, does not infringe Roche's European Patent 0 505 012 (the "'012 patent") which relates to PCR technology. The plaintiffs also seek an assessment of the '012 patent and a declaration of nullity of the Italian counterpart of the '012 patent.

    It is not known when nor on what basis these matters will be concluded.

ORTHO DIAGNOSTIC SYSTEMS, INC.

    On March 31, 1999, Chiron filed a lawsuit against Ortho Diagnostic
Systems, Inc. in the United States District Court for the Northern District of California. The suit concerns certain issues relating to the conduct of the parties' joint business and seeks to compel arbitration of those issues. On November 1, 1999, the Court entered judgment in Chiron's favor, ordering Ortho to submit the underlying issues to arbitration. It is not known when nor on what basis this matter will be concluded.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
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

        3.04 Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.04 to the Registrant's report on Form 10-Q for the period ended June 30, 1999.

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
        4.01            Indenture, dated as of May 21, 1987, between Cetus
                        Corporation and Bankers Trust Company, Trustee (initially
                        filed as Exhibit 4.01 to the Registrant's report on
                        Form 10-Q for the period ended September 30, 1994),
                        incorporated by reference to Exhibit 4.01 of the
                        Registrant's report on Form 10-Q for the period ended
                        June 30, 1999.

        4.02            First Supplemental Indenture, dated as of December 12, 1991, by and among the Registrant, Cetus Corporation, and Bankers
                        Trust Company, incorporated by reference to Exhibit 4.02 of the Registrant's report on Form 10-K for fiscal year 1997.

        4.03 Second Supplemental Indenture, dated as of March 25, 1996, by and among the Registrant, Cetus Oncology Corporation
                        (formerly Cetus Corporation), and Bankers Trust Company, incorporated by reference to Exhibit 4.03 of the Registrant's report on Form 10-Q for the period ended
                        June 30, 1996.

        4.04            Indenture, dated as of November 15, 1993, between the
                        Registrant and The First National Bank of Boston, as Trustee
                        (initially filed as Exhibit 4.03 of the Registrant's report on Form 10-K for fiscal year 1993), incorporated by
                        reference to Exhibit 4.04 of the Registrant's report on
                        Form 10-K for fiscal year 1998.

       10.306           HCV Probe License and Option Agreement dated September 26,
                        1999, between Abbott Laboratories, an Illinois corporation, and the Registrant. (Certain information has been omitted
                        from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The
                        omitted confidential information has been identified by the following statement "Confidential Treatment Requested".)

       10.614 Letter Agreement dated May 28, 1999 between the Registrant and Paul J. Hastings, as supplemented by Promissory Note dated July 20, 1999, executed by Mr. Hastings.*

       10.707           Amendment dated as of January 3, 1995 among Ciba-Geigy
                        Limited, Ciba-Geigy Corporation, Ciba Biotech
                        Partnership, Inc. and the Registrant (initially filed as Exhibit 10.61 of the Registrant's current report on Form 8-K dated January 4, 1995).

       10.708           Supplemental Agreement dated as of January 3, 1995 among
                        Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech
                        Partnership, Inc. and the Registrant (initially filed as Exhibit 10.61 of the Registrant's current report on Form 8-K dated January 4, 1995).

       10.709           Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among Ciba-Geigy Limited,
                        Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and
                        the Registrant (initially filed as Exhibit 10.62 of the
                        Registrant's current report on Form 8-K dated January 4,
                        1995).*

       10.716           Letter Agreement dated September 30, 1999, between Novartis
                        Corporation and the Registrant. (Certain information has
                        been omitted from the Agreement and filed separately with
                        the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to
                        Rule 24b-2. The omitted confidential information has been
                        identified by the following statement: "Confidential
                        Treatment Requested".)

       27               Financial Data Schedule for the Nine Months ended
                        September 30, 1999.

       27.1             Financial Data Schedule for the Nine Months ended
                        September 27, 1998.

(b) Reports on Form 8-K

    None.

------------------------

* Management contract, compensatory plan or arrangement.

                               CHIRON CORPORATION

                               SEPTEMBER 30, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHIRON CORPORATION

DATE: November 12, 1999                        BY:  /s/ SEAN P. LANCE
                                                    --------------------------------------
                                                    Sean P. Lance
                                                    Chairman; Chief Executive Officer

DATE: November 12, 1999                        BY:  /s/ JAMES R. SULAT
                                                    --------------------------------------
                                                    James R. Sulat
                                                    Vice President; Chief Financial Officer

DATE: November 12, 1999                        BY:  /s/ DAVID V. SMITH
                                                    --------------------------------------
                                                    David V. Smith
                                                    Vice President; Controller and
                                                    Principal Accounting Officer