Form 10-K
period 1999-12-31
CHIRON CORP
filed 2000-03-10
CIK 706539

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 29, 2000, was $5.1 billion.

    The number of shares outstanding of each of the Registrant's classes of common stock as of February 29, 2000:

       TITLE OF CLASS          NUMBER OF SHARES
-----------------------------  ----------------
Common Stock, $0.01 par value   180,590,023

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on
May 25, 2000 are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE AND ALL OTHER STATEMENTS WHICH ARE OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING WORDS SUCH AS "BELIEVES, "ANTICIPATES," "EXPECTS," "ESTIMATES," "PROJECTS," "WILL," "MAY," "MIGHT" AND WORDS OF A SIMILAR NATURE. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT REFLECT MANAGEMENT'S CURRENT BELIEFS AND EXPECTATIONS ON THE DATE OF THIS REPORT. ACTUAL RESULTS, PERFORMANCE OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. SOME OF THE IMPORTANT FACTORS WHICH, IN THE VIEW OF CHIRON CORPORATION ("CHIRON" OR THE "COMPANY"), COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED IN ITEM 7 OF THIS REPORT, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY ANNOUNCE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FACTS OR CIRCUMSTANCES OF WHICH MANAGEMENT BECOMES AWARE AFTER THE DATE HEREOF.

OVERVIEW AND CERTAIN RECENT DEVELOPMENTS

    Chiron is a biotechnology company that participates in three global healthcare businesses: biopharmaceuticals, vaccines and blood testing. The Company is applying a broad and integrated scientific approach to the development of innovative products for preventing and treating cancer, infectious diseases and cardiovascular disease.

    The Company's products include Proleukin-Registered Trademark- (aldesleukin), a recombinant form of interleukin-2, which the Company markets as a treatment for metastatic renal cell carcinoma and metastatic melanoma. The Company manufactures recombinant human platelet-derived growth factor, the active ingredient in Regranex-Registered Trademark- (becaplermin) Gel, which is marketed by Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), a Johnson & Johnson ("J&J") company, as a treatment for diabetic foot ulcers. Chiron also manufactures Betaseron-Registered Trademark- (interferon beta-1b) for Berlex Laboratories, Inc. ("Berlex") and its parent company, Schering AG, which is marketed by Berlex and Schering AG as a treatment for multiple sclerosis. In addition, the Company sells a line of traditional pediatric and adult vaccines. The Company has an interest in a number of other products through collaborations and joint businesses, including a joint immunodiagnostics business with Ortho-Clinical Diagnostics, Inc., a J&J company, which sells a full line of tests required to screen blood for hepatitis viruses and retroviruses, and a separate collaboration with Gen-Probe Incorporated, which is developing products using nucleic acid testing technology to screen blood in blood banks and plasma in the plasma industry for infection by viruses.

    Chiron has a strong commitment to research as an essential component of its product development effort. The Company focuses its research and development activities primarily on areas in which it has particular strengths, including cancer, infectious diseases and cardiovascular diseases. An important part of the Company's research and development effort is undertaken through collaborations with third parties who are able to contribute significant enabling technologies and other resources to the development and commercialization of the product, including in some cases, marketing and sales expertise.

    In January 1995, the Company established an alliance with Novartis AG ("Novartis"), a life sciences company headquartered in Basel, Switzerland. As of February 1, 2000, Novartis held shares representing approximately 44% of the outstanding common stock of the Company. For more on the Novartis alliance, see "Relationship With Novartis" below.

    The Company was incorporated in California in 1981 and was merged into a Delaware corporation in November 1986. The Company's principal executive offices are located at 4560 Horton Street, Emeryville, California 94608, and its telephone number at that address is (510) 655-8730.

PRODUCTS

BIOPHARMACEUTICALS

    The Company's leading therapeutic product is Proleukin-Registered Trademark- (aldesleukin), a recombinant form of interleukin-2 ("IL-2"). IL-2 is a protein produced naturally in the body in very small quantities. IL-2 stimulates the immune system to increase the production and function of immune cells, including lymphocytes (white blood cells) that help fight certain cancers and may help fight viral infections. While the precise anti-tumor mechanism of Proleukin-Registered Trademark- is unknown, research has demonstrated that it induces the proliferation of immune cells, including natural killer and cytotoxic T cells that can recognize and mobilize against tumor-specific antigens on the surface of malignant cells. Proleukin-Registered Trademark- is marketed by the Company directly or through distributors in the United States and over 40 other countries in North America, Europe and South America for the treatment of metastatic renal cell carcinoma (a type of kidney cancer) and, in the United States and Canada, for the treatment of metastatic melanoma (a form of skin cancer).

    Chiron manufactures recombinant human platelet-derived growth factor (rhPDGF-BB), the active ingredient in Regranex-Registered Trademark- (becaplermin) Gel, developed with Ortho-McNeil through a collaboration in growth factor research that began in 1984. Ortho-McNeil markets Regranex-Registered Trademark- in the United States as a treatment for diabetic foot ulcers. Regranex-Registered Trademark- works by enhancing the body's natural wound healing processes. It stimulates the migration of cells to the site of the ulcer, encouraging the patient's body to grow new tissue that helps heal these open wounds. Regranex-Registered Trademark- was the first product demonstrated to assist in the healing of diabetic foot ulcers. Regranex-Registered Trademark-also has been approved for marketing in Canada, Europe, Asia and other regions of the world.

    Chiron manufactures Betaseron-Registered Trademark- (interferon beta-1b) for Berlex and its parent company, Schering AG of Germany. Berlex markets Betaseron-Registered Trademark- primarily in the United States and Canada to treat patients with relapsing remitting multiple sclerosis and in Canada to treat patients with secondary progressive multiple sclerosis. Multiple sclerosis is an autoimmune disease in which the patient's immune system attacks and destroys an element of the patient's own central nervous system. The Company also receives royalties from the sale of a similar product in Europe, Betaferon-Registered Trademark-, which is manufactured by Boehringer Ingelheim and marketed by Schering AG for the treatment of patients with relapsing remitting or secondary progressive multiple sclerosis.

    In April 1999, the FDA approved DepoCyt-Registered Trademark- for treatment of lymphomatous meningitis, subject to a post-approval (phase IV) clinical study. DepoCyt-Registered Trademark- consists of cytarabine (a generic chemotherapy product) encapsulated in a novel delivery system, called Depofoam-Registered Trademark-. The Company developed DepoCyt-Registered Trademark- in the United States in a collaboration with SkyePharma, Inc. (formerly DepoTech Corporation) ("SkyePharma"). SkyePharma manufactures DepoCyt-Registered Trademark- and the Company markets it in the United States. In October 1999, SkyePharma discovered two lots that did not meet manufacturing specifications and, as a result, vials from these lots were recalled. Sale of this product is on hold while the Company and SkyePharma work with the Food and Drug Administration ("FDA") to resolve various manufacturing issues.

    Sales of Proleukin-Registered Trademark- (IL-2) accounted for approximately 15%, 13% and 12% of consolidated total revenues in 1999, 1998 and 1997, respectively. Sales of Betaseron-Registered Trademark- (interferon beta-1b), which include product sales to Berlex and Schering AG and royalties earned on Schering AG's European sales of Betaferon-Registered Trademark- (interferon beta-1b), accounted for approximately 13% (9% product sales and 4% royalties), 13% (9% product sales and 4% royalties) and 14% (10% product sales and 4% royalties) of total revenues in 1999, 1998 and 1997, respectively. No other single therapeutic product or class of therapeutic products accounted for 10% or more of consolidated total revenues of the Company in any of the last three fiscal years.

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

    The Company also has developed an adjuvanted flu vaccine, which currently is marketed in Italy. The Company is seeking approval to market the adjuvanted flu vaccine elsewhere in Europe through the European mutual recognition procedure. See "Government Regulation" below.

    The Company has developed a genetically engineered acellular vaccine for pertussis (whooping cough), which currently is marketed in Italy both as a monovalent vaccine and in combination with diphtheria and tetanus ("DTaP"). The Company has received approval from the European Medicines Evaluation Agency to market its DTaP vaccine for infants and toddlers in Europe.

    The Company has developed a conjugate vaccine (Menjugate-TM-) against meningococcal C disease. Invasive infection with the bacteria N. meningitidis can lead to meningitis and septicemia (blood poisoning). Meningococcal meningitis, which can be caused by multiple serogroups (A, B, C, Y and others), is associated with a high mortality rate. In March 2000, the Medicines Control Agency approved Menjugate-TM- for sale in the United Kingdom. The National Health Service in the United Kingdom has accepted the Company's tender to supply Menjugate-TM- in 2000.

    In addition to revenues from the sale of the vaccine products described above, the Company receives royalties from the sale of vaccines against hepatitis B developed, manufactured and marketed by Merck & Co., Inc. ("Merck") and SmithKline Beecham Biologics ("SmithKline"), using technology developed by Chiron. Merck's hepatitis B vaccine was the first vaccine produced using genetic engineering licensed by the FDA for human use.

    No single vaccines product or class of vaccines products accounted for 10% or more of consolidated total revenues of the Company in any of the last three fiscal years.

BLOOD TESTING

    Chiron's blood testing business comprises two separate collaborations: a joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), an affiliate of J&J, and an alliance with Gen-Probe Incorporated ("Gen-Probe").

    Chiron's joint business with Ortho was formed in 1989, based largely on the screening, using immunodiagnostic technology, of blood in blood banks and other similar settings for the potential presence of human immunodeficiency virus ("HIV") and hepatitis viruses. The joint business sells a full line of tests required for hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron performs certain research and manufactures viral antigens and supplemental hepatitis tests, while Ortho manufactures and sells assays and instrument systems. Chiron and Ortho share equally in the pretax operating earnings generated by the joint business. The joint business holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from the sale of hepatitis C virus ("HCV") and HIV tests by Abbott Laboratories ("Abbott") and from sales of HCV tests by Bio-Rad Laboratories, Inc. and certain other licensees.

    Chiron's collaboration with Gen-Probe is focused on developing and commercializing products using nucleic acid testing technology to screen blood in blood banks and plasma in the plasma industry for infection by viruses. Compared to immunodiagnostic testing, testing directly for the presence of viral nucleic acid improves the sensitivity of detection and enables infection to be detected earlier following infection. Under the terms of the collaboration agreement, Gen-Probe performs certain product development and assay and instrument manufacturing functions while Chiron and Gen-Probe jointly participate in new assay and instrument research and development. Chiron will sell the collaboration's products. Gen-Probe will receive a fixed percentage of Chiron's sales revenues. The commercial market for nucleic acid testing products in the blood banking and plasma industries is developing very rapidly as regulatory agencies worldwide began in 1999 to develop policies or mandates for future implementation of nucleic acid testing in blood banks and plasma centers. The Chiron/Gen-Probe collaboration's first product, a combined test for HIV-1 and HCV using a semi-automated instrument system, is being used to screen blood under an Investigational New Drug ("IND") clinical study in the United States. See "Research and Development--Blood Testing."

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

BIOPHARMACEUTICALS

    Chiron has utilized a variety of approaches for developing biopharmaceutical products. In 1999, the Company narrowed its R&D efforts to focus on those platforms which management believes are more likely to generate new product candidates. Going forward, Chiron expects to concentrate on two primary product engines: recombinant proteins and small molecules, supported by biological discovery. The Company is seeking a corporate partner for its gene therapy program.

    GENE/BIOLOGICAL DISCOVERY. Genomics and other technologies are used to discover new genes and to determine their role and the role of the encoded proteins in a target disease. With this information, the Company then identifies and develops potential products, including therapeutics for treatment of disease and vaccines for prevention of disease.

    RECOMBINANT PROTEINS. Proteins produced naturally by the human body play a variety of roles in controlling disease. When administered as therapeutic agents, certain proteins or specific antibodies against them can enhance the patient's natural ability to fight disease. However, traditional methods of isolating or producing proteins can be cost-prohibitive, particularly in the quantities needed for pharmaceutical use. Through genetic engineering, certain proteins which might not otherwise be available can be produced in relatively large quantities at reasonable cost.

    The Company and its collaborators have a number of recombinant proteins in clinical development. Proleukin-Registered Trademark- (IL-2), already approved for marketing as a treatment for certain forms of kidney and skin cancer, is being clinically evaluated for other indications, including treatment of patients with HIV infection, treatment of acute myelogenous leukemia and as a treatment for non-Hodgkin's lymphoma in conjunction with an approved antibody therapeutic. Fibroblast Growth Factor ("FGF"), a growth factor which can stimulate the formation of new blood vessels, is in clinical studies for use as a treatment for coronary artery disease and peripheral artery disease. Tissue Factor Pathway Inhibitor ("TFPI"), a coagulation inhibitor, is being developed in collaboration with G.D. Searle & Co. ("Searle"), a subsidiary of the Monsanto Company. The Company and Searle are conducting clinical studies on the use of TFPI as a treatment for patients with severe sepsis. Insulin-Like Growth Factor ("IGF"), a growth factor which can stimulate the formulation of cartilage, is in clinical development for the treatment of osteoarthritis. Chiron and Cephalon, Inc. ("Cephalon") have discontinued their joint collaboration to develop Myotrophin-Registered Trademark-(mecasermin) (IGF-I) as a treatment for amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig's disease). In 1997, an FDA advisory committee found that there was not sufficient evidence of efficacy of

Myotrophin-Registered Trademark- as a treatment for ALS to warrant approval. In May 1998, Chiron and Cephalon received a letter from the FDA indicating that Myotrophin-Registered Trademark- is potentially approvable, contingent upon additional evidence of efficacy and safety. While the new drug application ("NDA") for Myotrophin-Registered Trademark- remains pending at the FDA, Chiron and Cephalon have no present plans to submit additional data in response to the FDA's request. Each company has borne its own costs of this program since July 1998. In September 1998, Chiron and Cephalon withdrew their application to market Myotrophin-Registered Trademark- (IGF-I) in Europe.

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

    GENE THERAPY. Traditional recombinant protein therapeutics are produced outside the patient's body and administered to the patient, typically through injection. Gene therapy enables the patient's own body to produce a desired protein by inserting the gene for that protein into the patient's cells. Currently there are no gene therapy products on the market. Many studies suggest that the technology is promising but considerable further study is required to determine whether this technology can be safely and effectively utilized to treat disease. An example of a potential application of gene therapy currently in clinical development at the Company is Factor VIII. Factor VIII is a protein that causes blood to clot. Hemophiliacs, as a result of a hereditary defect, are born with faulty copies of the gene that produces Factor VIII. Through gene therapy, it may be possible to insert into a hemophiliac's cells the normal Factor VIII gene, so that the patient's own cells can produce the blood clotting protein. A key component of any gene therapy treatment will be the mechanism for "inserting" the gene into the patient's cells. The Company is developing several gene transfer systems, including retroviral and other viral vectors.

VACCINES

    PROPHYLACTIC VACCINES. Chiron is developing a new generation of vaccines for the prevention of disease utilizing genetic engineering and other techniques of modern biotechnology, including vaccines based on recombinant antigens. The Company currently is conducting preclinical studies on vaccines for a number of targets. The Company also is developing novel adjuvants. Adjuvants are compounds that amplify the immune response generated by vaccine antigens. One of Chiron's adjuvants, MF-59, is a component of Chiron's new flu vaccine, which currently is marketed in Italy. In addition, Chiron is conducting preclinical investigations of alternative delivery systems for vaccines that may be used in lieu of injection, such as nasally or orally delivered vaccines.

    THERAPEUTIC VACCINES. The Company is investigating the potential use of vaccines for therapeutic purposes, in which antigens are used to stimulate an immune response against established infections and cancer. The Company's therapeutic vaccine for treatment of chronic hepatitis B infection is in clinical development.

BLOOD TESTING

    Ortho is developing a range of hepatitis and retrovirus assays for IN-VITRO clinical diagnostics use on its immunodiagnostics instrument system.

    The Chiron/Gen-Probe collaboration has two instrument systems in development, both of which are designed to be used with the HIV-1 and HCV nucleic acid assay to test human plasma. The semi-automated system is currently operating under IND in the United States while the fully automated Procleix-TM-Tigris-Registered Trademark- system is under development. Chiron and Gen-Probe are widening the menu from

HIV-1/HCV to include other transfusion transmitted agents, and Gen-Probe is continuing development of the fully automated Procleix-TM-Tigris-Registered Trademark- system.

RESEARCH REVENUES AND EXPENSES

    Collaborative arrangements with third parties are also a source of revenue for the Company. In general, collaboration revenues include fees for research services as they are performed or completed and milestone payments upon attainment of specified benchmarks.

    Novartis and the Company have entered into an agreement under which Novartis has agreed to provide research funding for certain projects. The funded projects currently consist of certain adult and pediatric vaccines, Insulin-Like Growth Factor-I, Factor VIII and HSV-tk. The agreement provides that, through December 2000, at Chiron's request, Novartis will fund up to 100% of the development costs incurred between January 1, 1995 and December 31, 1999 on the funded projects. The amount of funding that Novartis is obligated to provide is subject to an aggregate limit of $265.0 million. As of December 31, 1999, the Company had used $252.9 million of the funding. In exchange for providing this funding, Novartis has certain co-promotion rights for certain vaccines as well as an interest in certain royalties on sales of certain products resulting from the funded research.

    Research and development expense for the years ended December 31, 1999, 1998 and 1997 for Company-sponsored research, including payments to collaboration partners, was $303.4 million, $286.6 million and $256.6 million, respectively. Of that, $49.7 million, $61.9 million and $79.5 million in 1999, 1998 and 1997, respectively, was reimbursed by third parties.

COMMERCIALIZATION

    Technologies arising out of the Company's research and development efforts are commercialized in a variety of ways. Certain products are marketed and distributed by the Company, either directly or through distributors. See "Distribution" below. Other technologies are developed by the Company in collaboration with third parties, and under the collaboration agreement, marketing rights may be allocated to the Company or to the collaborator or shared by both parties. In the event marketing rights are allocated to the collaborator, the Company generally retains the right to manufacture and supply key raw materials to the collaborator. Still other technologies are licensed by the Company to third parties, with the licensee assuming responsibility for further development and the Company receiving royalties on sales of the resulting product. Agreements under which the Company currently derives revenues for technologies licensed to third parties include an agreement with Bayer relating to, among other things, use of the Company's HCV and HIV technologies for IN VITRO diagnostics; an agreement with F. Hoffman La-Roche Limited and Hoffman La-Roche, Inc. ("Roche"), relating to polymerase chain reaction ("PCR") technology; an agreement with Merck relating to hepatitis B vaccines, an agreement with SmithKline relating to recombinant vaccine manufacturing technology and an agreement with Novo Nordisk A/S relating to technology used in the manufacture of recombinant human insulin. In September 1999, Chiron granted a license to Abbott under its HCV patents for use in nucleic acid amplification in clinical diagnostics, excluding blood screening.

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

    Chiron's biopharmaceuticals marketing, sales and distribution organization for the U.S. is based in Emeryville, California and for Europe is headquartered in Amsterdam, The Netherlands. Sales efforts are focused on specialist physicians, principally oncologists, who are based in hospitals and large clinics. In general, products are sold to wholesalers, distributors and hospital pharmacies.

RAW MATERIALS

    Raw materials and other supplies used in the manufacture of the Company's products (both commercial and investigational) generally are available from multiple commercial sources. Certain processes, however, use materials that are available from sole sources or that are in short supply or that are difficult for the supplier to produce and certify in accordance with the Company's specifications. The Company's biopharmaceutical products are biologics. From time to time, concerns are raised with respect to potential contamination of biological materials that are supplied to the Company for use in various production processes. These concerns can further tighten market conditions for materials that may be in short supply or available from limited sources. Moreover, regulatory approvals to market the Company's products may be conditioned upon obtaining certain materials from specified sources. The Company's ability to substitute material from an alternate source may be subject to delay pending regulatory approval of such alternate source. Although the Company monitors the ability of certain suppliers to meet the Company's needs and the market conditions for these materials, there is a risk that material shortages could impact production.

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

    There can be no assurance that patents and patent applications owned or licensed to Chiron will provide substantial protection. Important legal questions remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets. It is not known how many of the Company's pending patent applications will be granted, nor the effective coverage of those that will be granted. In the United States and other important markets, the issuance of a patent is not conclusive as to its validity or the enforceable scope of its claims. The Company has engaged in significant litigation to determine the scope and validity of certain of its patents and expects to continue to do so in the future.

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

    Chiron is aware that third parties, including competitors, educational institutions and governmental organizations, have patents and patent applications in the United States and other significant markets that may be useful or necessary for the manufacture, use or sale of certain of the Company's products (commercial and investigational). There may be other such patents and patent applications of which the Company is not currently aware. It is likely that third parties will obtain other such patents in the future. Certain of these patents may be sufficiently broad to prevent or delay Chiron from practicing necessary technology, including manufacturing or marketing products important to the Company's current and future business. The scope, validity and enforceability of such patents, if granted, the extent to which Chiron may wish or need to obtain licenses to such patents and the cost and availability of such licenses cannot be accurately predicted. If Chiron does not obtain such licenses, products may be withdrawn from the market or delays could be encountered in market introduction while an attempt is made to design around such patents. Alternatively, Chiron could find that the development, manufacture or sale of such products is foreclosed. Chiron could also incur substantial costs in challenging the validity and scope of such patents.

TRADEMARKS

    Proleukin-Registered Trademark- is a registered trademark of the Company and its subsidiaries. ELVS-TM-, Polioral-TM-, Triacelluvax-TM- and Procleix-TM- are trademarks of the Company and its subsidiaries. DepoCyt-TM- is a trademark owned by Chiron and SkyPharma. The following registered trademarks are owned by the indicated companies: Betaseron-Registered Trademark- and Betaferon-Registered Trademark- (Schering AG), Myotrophin-Registered Trademark- (Cephalon), Regranex-Registered Trademark- (J&J), Apligraf-Registered Trademark- (Novartis), Dermagraf-Registered Trademark- (Advanced Tissue Sciences, Inc.), Copaxone-Registered Trademark- (Teva Pharmaceutical Industries, Ltd.), Avonex-Registered Trademark- (Biogen, Inc.), Aredia-Registered Trademark- (Novartis), Amplicor-Registered Trademark- (Roche) and Novantrone-Registered Trademark-(Immunex). Tigris-Registered Trademark- is a trademark owned by Gen-Probe.

SEASONALITY

    Sales of certain of the Company's vaccine products, in particular flu vaccine, are seasonal, with higher sales in the third and fourth quarters of the year.

    The Company receives royalties on sales of PCR products by Roche. Under the terms of the Company's agreement with Roche, royalties are payable after Roche's annual net sales of PCR products exceed $200.0 million. This $200.0 million threshold resets at the beginning of each year. Accordingly, the Company does not expect to receive any royalties on Roche's PCR sales until the last half of each year. Roche's royalty obligation will expire upon the earlier of December 31, 2000 or when Chiron recognizes royalties with an aggregate net present value of $30.0 million as of the date of the agreement. As of December 31, 1999, Chiron had recognized royalties with a net present value of $13.2 million.

MAJOR CUSTOMERS

    The Company has a strategic alliance with Novartis and in connection therewith has entered into a series of arrangements with Novartis. See "Relationship With Novartis" below. These arrangements contributed 8%, 12% and 21% of total revenues in 1999, 1998 and 1997, respectively. The Company has a joint immunodiagnostics business with Ortho. See "Products--Blood Testing" above. The Ortho joint business, together with certain other arrangements with J&J and its affiliates, contributed 14%, 18% and 24% of total revenues in 1999, 1998 and 1997, respectively. The Company has a supply agreement with Berlex and its parent company, Schering AG of Germany. Revenues recognized under this agreement contributed 13%, 13% and 14% to total revenues in 1999, 1998 and 1997, respectively.

COMPETITION

    Chiron operates in a highly competitive environment, and the competition is expected to increase. Competitors include large pharmaceutical, chemical and blood testing companies, as well as biotechnology companies. Some of these competitors, particularly large pharmaceutical and blood testing companies, have greater resources than the Company. The technologies applied by the Company and its competitors are rapidly evolving, and new developments frequently result in price competition and product obsolescence. Substantial consolidation is underway in the global healthcare industry and is expected to produce greater efficiencies and even more intense competition.

    To compete effectively, Chiron invests heavily in research and development, maintains specialized sales forces that concentrate on individual classes of customers and spends significant amounts on advertising, promotion and selling.

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

BIOPHARMACEUTICALS

    Proleukin-Registered Trademark- competes with alpha interferon sold by Schering Plough Corporation and by Roche as a treatment for metastatic kidney cancer and metastatic melanoma, although many patients are treated with both products. The Company estimates that Proleukin-Registered Trademark- has approximately a 50% market share for metastatic kidney cancer and a 25% market share for metastatic melanoma. The principal method of competition is product performance. Several other companies are developing immune-system-based therapies for cancers and infectious diseases, including Roche, Genentech, Inc., Amgen, Inc., Immunex and Immune Response/Agouron.

    Regranex-Registered Trademark- was the first product approved by the FDA for treatment of diabetic foot ulcers. Products that it indirectly competes with include Dermagraft-Registered Trademark-, a product from Advanced Tissue Sciences & Smith and Nephew, and Apligraf-Registered Trademark-, a product from Novartis which has been approved by the FDA for treatment of venous leg ulcers and is in clinical trials for treatment of diabetic foot ulcers.

    Betaseron-Registered Trademark-, as a treatment for multiple sclerosis, competes with Avonex-Registered Trademark-, a recombinant interferon beta sold by Biogen, Inc., and with Copaxone-Registered Trademark- from Teva Pharmaceuticals. In March 2000, the FDA issued an approvable letter for Novantrone-Registered Trademark- from Immunex for the treatment of secondary progressive multiple sclerosis. In Europe, Schering AG's product, Betaferon-Registered Trademark-, faces competition from Ares Serono, which sells another form of beta interferon that is used for, among other purposes, treatment of multiple sclerosis. Other companies have treatments for multiple sclerosis in clinical development.

VACCINES

    Four large companies hold the greatest share of the worldwide vaccine market: Merck, SmithKline, Wyeth Lederle Vaccines & Pediatrics, a division of American Home Products Corporation ("Lederle"), and Aventis Pasteur (formerly Pasteur Merieux Connaught). Aventis Pasteur separately has a strategic alliance with Merck. All four of these companies, as well as other biotechnology companies, have substantial research and development programs. The Company estimates that it has approximately a 31% and 35% market share in Germany and Italy, respectively, and an aggregate market share of approximately 11% outside of the United States, Europe and Japan. The principal methods of competition in vaccines are price and introduction of new products, including vaccines against diseases for which no vaccine was previously available as well as new combination vaccines that combine existing vaccines for several diseases into a single product. Combination vaccines frequently are favored by public health authorities, medical practitioners and patients, particularly in the case of pediatric vaccines, because they eliminate the need for multiple injections and may increase overall compliance with recommended vaccination schedules. As new combination vaccines are introduced, older combinations and single products often become obsolete. The Company may be limited in its ability to develop and market certain combination vaccines if one of the vaccines which would otherwise be included in the combination is covered by valid and enforceable patent or other proprietary rights held by third parties.

BLOOD TESTING

    Chiron is the sole manufacturer of HCV antigens for use in immunodiagnostic assays of the Chiron-Ortho joint businesses and also manufactures HCV antigens for Abbott's immunodiagnostic assays. In the immunoassay blood testing market, the Chiron-Ortho joint business competes with Abbott. The joint business anticipates increased competitive pressures from Abbott with the introduction of the Abbott PRISM-Registered Trademark- instrument system. The joint business is also developing immunodiagnostic instruments and assays to detect hepatitis, retrovirus and other agents in clinical diagnostic applications. Many other companies, including Roche, Abbott and Bayer Corporation, have substantial positions in the market segment.

    Currently, there are no approved, nucleic acid-based tests for commercial use in blood testing, other than the Chiron/Gen-Probe test for HIV-1/HCV, which has received approval in France. The Chiron/Gen-Probe test for HIV/HCV currently is being used under an IND in the United States, and it is estimated that approximately 70% of the U.S. blood supply is tested with this product. The Chiron/Gen-Probe products are expected to compete primarily with PCR-based products supplied by Roche or developed in-house by customers (homebrew) and, in some markets, the HCV antigen test under development by the Chiron-Ortho joint business. The commercial market for nucleic acid testing products in the blood banking and plasma industries is developing very rapidly as regulatory agencies began in 1999 to develop policies and mandates that require this new technology to be implemented as an additional measure to improve blood safety.

GOVERNMENT REGULATION

    Regulation by governmental authorities in the United States and other important markets is a significant factor in the manufacture and sale of the Company's products and in its research and development activities.

    BIOPHARMACEUTICALS AND VACCINES. In the United States, Chiron's therapeutic and vaccine products (both commercial and investigational) are regulated primarily under federal law and are subject to rigorous FDA approval procedures. No product can be marketed in the United States until an appropriate application is approved by the FDA. The approval procedures are applied on a product-by-product basis and typically require, among other things, an extensive three-phase human clinical testing program. In phase 1, studies are conducted with a relatively small number of subjects to assess the safety of the product. In phase 2, the product is evaluated in a larger group of subjects to begin to assess efficacy. Phase 3 studies are conducted in the target population with a number of subjects that is large enough to provide sufficient data to establish statistically the safety and efficacy of the product. FDA approval of a product is limited to treatment for specified medical conditions or disorders, and further studies would be required to market the product for other indications. All facilities used to manufacture, fill, test and distribute biologic products are required to be inspected and approved by the FDA. If any change is made in manufacturing facilities or processes after FDA approval is obtained, additional regulatory review and possibly additional clinical studies may be required.

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

    For blood testing and, in particular, biopharmaceutical products, the time and expense needed to complete the required clinical studies, prepare and submit the required applications and supporting documentation and respond to inquiries generated by regulatory review can far exceed the time and expense of the research initially required to create the product. These factors largely determine the speed with which a successful research program is translated into a marketed product.

ENVIRONMENT

    Expenses for compliance with environmental laws have not had and are not expected to have a material impact upon the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

    On December 31, 1999, Chiron and its subsidiaries had 3,110 employees.

RELATIONSHIP WITH NOVARTIS

    As noted above, the Company has an alliance with Novartis. Novartis is a life sciences company headquartered in Basel, Switzerland which was formed as a result of the December 1996 merger between Ciba-Geigy Limited ("Ciba") and Sandoz Limited. Through a series of transactions that became effective in January 1995, Ciba acquired shares of the Company's common stock which, when combined with shares already held by Ciba, represented 49.9% of the then-outstanding common stock of the Company. As a result of dilution stemming primarily from the issuance of common stock under the Company's employee stock option and stock purchase plans and in connection with certain acquisitions, as of February 1, 2000, Novartis held shares representing approximately 44% of the Company's outstanding common stock.

    In connection with these transactions, Chiron and Novartis entered into a series of agreements which provide, among other things and subject to certain conditions and exceptions, that Novartis will not increase its ownership interest in the Company above 55% before January 5, 2001 and thereafter will not increase its ownership above 55% unless it acquires all of the outstanding capital stock of the Company in a "buy-out" transaction; that Novartis may not propose or consummate a "buy-out transaction" before January 5, 2001; that Novartis may exceed these standstill amounts and increase its ownership interest up to 79.9% if the transaction is approved by a majority of the independent members of the Company's Board of Directors; that Novartis has the right to nominate three members to Chiron's twelve member Board of Directors; that Novartis will provide certain funding to the Company for research services (see "Research and Development--Research Revenues and Expenses" above) and will guarantee certain bank lines of credit on behalf of the Company; that Chiron may require Novartis to purchase shares of the Company's common stock directly from the Company at fair market value, up to a maximum subscription amount (initially $500 million, subject to adjustment); that Novartis has an option to purchase newly issued shares of the Company's common stock directly from the Company at fair market value, subject to the standstill restrictions described above; and that Chiron and Novartis will cooperate in research, development, manufacturing and marketing of biotechnology products on an arm's-length basis while remaining independent to pursue other opportunities.

ITEM 2. PROPERTIES

    EMERYVILLE CAMPUS. Chiron's principal executive offices are located in Emeryville, California. The campus consists of 26 buildings, of which 14 are leased and 12 are owned. The leased facilities include the research and development facility in Emeryville, which is under an operating lease arrangement. The Emeryville facilities include research and development, manufacturing and administrative facilities for the Company's biopharmaceutical, vaccine and blood testing businesses.

    OTHER R&D AND MANUFACTURING FACILITIES. The Company also owns a manufacturing facility in Vacaville, California used principally in connection with the Company's biopharmaceutical and vaccine businesses. This facility has available capacity due to lower than expected demand for certain of the Company's products and improved production yields from other facilities. As a result, the Company has entered into contract manufacturing agreements to utilize this available capacity (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below). In December 1999, the Company sold its Amsterdam facility and is leasing back office and warehouse space for some operational and administrative activities.

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

    The Company owns research and development, manufacturing and administrative facilities in Claremont, California. The facilities were used principally in connection with the Company's former ophthalmic products business, which was sold to Bausch & Lomb in December 1997. Bausch & Lomb occupies a significant portion of the facilities under a three-year lease which expires in December 2000. A portion of the Claremont campus was sold in July 1999, with the remaining portion being currently marketed for sale.

    The Company leases a number of other facilities in North America, Europe, Asia and Australia, primarily for sales and service offices.

    The Company believes that its facilities are in good operating condition and are adequate for its current needs. The Company continually evaluates future requirements for its facilities.

ITEM 3. LEGAL PROCEEDINGS

FEDERAL EXPRESS

    On September 3, 1999, Federal Express Corporation ("Federal Express") filed suit in the Supreme Court of the State of New York, County of Orange against Perseptive Biosystems, Inc., Perkin-Elmer Corporation, PE Biosystems Group, and PE Corporation (together, the "PE Defendants") and Chiron. The matter was removed to the United States District Court for the Southern District of New York on motion by Chiron. The Federal Express complaint relates to a fire that allegedly destroyed a Federal Express aircraft and the majority of its cargo in September 1996. Federal Express claims breach of contract, negligence and product liability with regard to equipment owned and shipped by Chiron and designed, manufactured, packaged and prepared for shipping by the PE Defendants and seeks damages, interest, costs and fees. Federal Express alleges that improper packing and shipping procedures proximately caused destruction of the plane. The National Transportation Safety Board, an agency of the federal government investigated the circumstances surrounding the incident and in 1999, issued a letter of no determination as to the cause of the fire. It is not known when nor on what basis this litigation will be concluded.

CONNAUGHT LABORATORIES, LIMITED

    Chiron was involved in litigation in Italy and The Netherlands with Connaught Laboratories, Limited ("Connaught") relating to TriAcelluvax-TM- and the Company's diphtheria/tetanus/acellular pertussis vaccine.

    Chiron S.p.A. manufactures and sells TriAcelluvax-TM- in Italy. Connaught alleges that TriAcelluvax-TM- infringes the Italian counterpart of its European Patent 0 527 753 (the "'753 patent"). The '753 patent contains claims which relate to the pertactin protein of BORDETELLA PERTUSSIS. In June 1997, Chiron S.p.A. filed an action against Connaught in the Tribunale di Milano, Italy, challenging the validity of the Italian counterpart of the '753 patent.

    On February 25, 1998, Chiron filed suit against Connaught in Italy seeking a declaration of invalidity of Connaught's European Patent 0 322 115 (the "'115 patent"). The '115 patent contains claims allegedly relating to pertussis toxin mutant.

    In December 1997, Chiron filed an action in the District Court of The Hague, The Netherlands, against Connaught to revoke the Dutch counterpart of the '115 patent on grounds of invalidity. Connaught filed a motion to stay proceedings which was denied in November 1998.

    In January 2000, all of these disputes were settled by agreement of the parties.

F. HOFFMAN LA-ROCHE A.G.

    Chiron is involved in certain litigation in the United States, The Netherlands, Japan, Germany and other countries with F. Hoffman-LaRoche AG and several of its affiliated companies concerning infringement and/or validity of certain patents related to HCV technology.

    In January 1998, Chiron initiated an action against F. Hoffman-LaRoche, Ltd., several of its affiliated companies (collectively, "Roche") and Daniel Bradley in the United States District Court for the Northern District of California. The Company asserts that Roche's manufacture and sale of Amplicor-Registered Trademark- HCV Test and Amplicor-Registered Trademark- HCV Monitor Test infringes Chiron's U.S. Patent Nos. 5,712,088 (the "'088 patent"), 5,714,596 (the "'596 patent") and 5,863,719 (the "'719 patent") The action also asserts that Bradley breached a 1990 settlement agreement with Chiron, that Roche wrongfully induced this breach, and that Bradley committed slander of title with respect to Chiron's HCV technology. The action seeks damages, injunctive relief and a declaratory judgment that Chiron is the sole and exclusive owner of its HCV technology. Roche filed a counterclaim requesting a declaratory judgment of non-infringement and invalidity and also alleging infringement of U.S. Patent No. 5,580,718 (the "'718 patent"), owned by Hoffman-LaRoche, Inc., which allegedly relates to nucleic acid-based assays for the detection of HCV. The counterclaim of infringement seeks damages and injunctive relief. Chiron is defending on the basis of invalidity and non-infringement of the '718 patent and seeks a declaration of invalidity of U.S. Patent No. 5,527,669 (the "'669 patent"), a related patent also owned by Hoffman-LaRoche. The parties' cross-motions for summary judgment on Roche's license based defenses were resolved in Chiron's favor by a Court order dated June 23, 1999. The order, which is subject to appeal, holds that Roche has neither express nor implied license rights to Chiron's HCV technology. The Court found that foreign and domestic rights were assigned by Bradley to Chiron under the 1990 settlement, that Bradley's earlier litigation against Chiron was RES JUDICATA as to foreign rights, and that Bradley's assignment of such rights to Roche breached his settlement agreement with Chiron. In October 1999, Roche filed counterclaims against Chiron which challenge the validity and enforceability of the patents in suit. Roche also seeks to recover treble damages and an injunction against Chiron for alleged breaches of state and federal antitrust statutes relating to Chiron's HCV licensing practices. Discovery is ongoing.

    In April 1998, Chiron filed suit against Nippon Roche K.K. in the Tokyo District Court in Japan for infringement of Japanese patent number 2,656,995 (the "'995 patent"), relating to HCV nucleic acid technology. The suit seeks injunctive relief preventing the sale of Roche AG's Amplicor-Registered Trademark- HCV Test and Amplicor-Registered Trademark- HCV Monitor Test by Nippon Roche and damages. Roche has filed a counterclaim for invalidity. Roche has also challenged the validity of the '995 patent in the Japanese Patent Office.

    In February 1998, Chiron filed an action in The District Court of The Hague, The Netherlands against F. Hoffman-LaRoche AG, several of its affiliated companies (collectively, "Roche AG"), and one of Roche AG's Dutch customers asserting Roche AG's infringement of the Company's European Patent 0 318 216 (the "'216 patent") relating to HCV nucleic acid technology. Chiron sought a cross-border injunction with effect in a number of European countries, prohibiting the sale of Roche AG's Amplicor-Registered Trademark-HCV Test and Amplicor-Registered Trademark- HCV Monitor Test. Roche AG has asserted certain defenses and counterclaims in this matter. Following a trial in October 1998, the Court declined to exercise jurisdiction outside The Netherlands and, therefore, dismissed certain defendants from the case. For procedural reasons, the Court limited its consideration to the Amplicor-Registered Trademark- HCV Monitor Test. Also, the Court requested expert advice from the Het International Jurisch Instituut regarding interpretation under U.S. law of certain contractual issues raised as an affirmative defense by Roche AG. Those issues relate to Roche AG's 1991 purchase of certain Cetus Corporation assets. The expert's report, which was submitted in January 2000 and tended to support Roche's interpretation of those contractual issues, will be the subject of further briefing to the Court in the spring of 2000. In December 1998, the Company filed a parallel, new action before the Dutch Court concerning the Amplicor-Registered Trademark- HCV Test. In a separate proceeding, Roche AG and Chiron are appealing the European Patent Office's Opposition Division's decision upholding the '216 patent in amended form.

    In January 1997, Chiron, together with Ortho-Clinical Diagnostics, Inc. (formerly known as "Ortho Diagnostics Systems, Inc."), filed suit against
F. Hoffman-LaRoche AG ("Roche Germany") in the Regional Court, 4th Civil Division, Dusseldorf, Germany, for infringement of immunoassay technology under the '216 patent. The suit seeks damages and injunctive relief preventing further manufacture or sale in Germany of infringing HCV immunoassay kits. Roche Germany asserted certain claims and defenses in this matter. In April 1999, following a trial, the Court issued a decision granting Chiron's application and entered an injunction. Roche has appealed the decision.

    Chiron also filed a suit against Roche in Dusseldorf, Germany, for infringement of Chiron's European Patent 0 181 150 relating to HIV probes technology. The suit seeks injunctive relief and damages. Trial of this matter took place in February 2000 and a judgment is expected in May 2000.

    A suit filed in October 1998 by Roche AG against Chiron and Ortho is pending in the Federal Court of Australia, New South Wales District Registry, seeking revocation of Australian patent number 624105, relating to HCV technology. Discovery is ongoing.

    In May 1999, Chiron and Gen-Probe, Incorporated ("Gen-Probe") initiated action in the Tribunal of Milan, Italy, against Roche AG and several of its European affiliates (together, "Roche"). The lawsuit seeks a cross-border declaration that Gen-Probe's Transcription Mediated Amplification System ("TMA"), which is used in Chiron/Gen-Probe blood screening kits, does not infringe Roche's European Patent 0 505 012 (the "'012 patent"), which relates to PCR technology. The plaintiffs also seek an assessment of the '012 patent and a declaration of nullity of the Italian counterpart of the '012 patent.

ORTHO-CLINICAL DIAGNOSTICS, INC.

    On February 17, 1998, Chiron filed a lawsuit against Ortho-Clinical Diagnostics, Inc. ("Ortho") in the United States District Court for the Northern District of California. The suit sought to compel arbitration of certain issues relating to the conduct of the parties' joint business. Chiron's motion to compel arbitration was granted by the Court in December 1998. Ortho appealed that order to the Ninth Circuit Court of Appeals and oral argument occurred in February 2000. Thereafter, Ortho refused Chiron's demand to arbitrate in accordance with the District Court's order. On March 31, 1999, Chiron filed a second petition in the United States District Court for the Northern District of California to compel arbitration. On November 1, 1999, the Court entered judgment in Chiron's favor, ordering Ortho to submit the underlying issues to arbitration. It is not known when nor on what basis this matter will be concluded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of Chiron's stockholders in the quarter ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

NAME                                          AGE                        TITLE
----                                        --------   ------------------------------------------
Rajen K. Dalal............................     46      Vice President; President, Chiron Blood
                                                       Testing

William G. Green, Esq.....................     55      Senior Vice President, General Counsel and
                                                       Secretary

Paul J. Hastings..........................     40      Vice President; President, Chiron
                                                       Biopharmaceuticals

Sean P. Lance.............................     52      Chairman of the Board; President and Chief
                                                       Executive Officer

Linda W. Short............................     54      Vice President, Corporate Resources

David V. Smith............................     40      Vice President, Controller

James R. Sulat............................     49      Vice President, Chief Financial Officer

Lewis T. Williams, M.D., Ph.D.............     50      Chief Scientific Officer; President,
                                                       Chiron Research & Development; Director

    MR. DALAL joined the Company in December 1991 as Vice President, Corporate Development. In 1998, he was appointed President of Chiron Blood Testing. From 1983 until joining the Company, he was employed by the international consulting firm of McKinsey & Company, where he performed general management consulting in the firm's pharmaceuticals, medical devices and diagnostics industries practice.

    MR. GREEN joined the Company as Vice President and General Counsel in October 1990, having served as Secretary or Assistant Secretary since the Company's inception in 1981. In February 1992, he became Senior Vice President, General Counsel and Secretary. From 1981 to 1990, he was a partner in the San Francisco law firm of Brobeck, Phleger & Harrison.

    MR. HASTINGS joined the Company as Vice President, and President of Chiron Biopharmaceuticals effective June 1999, responsible for sales, marketing and strategic planning, both in the United States and internationally, manufacturing, quality assurance and compliance and process development and financial operations. Most recently, Mr. Hastings was the President, Chief Executive Officer and a member of the board of LXR Biotechnology, a small, early-stage, publicly-traded biotechnology company. From 1993 to 1998, Mr. Hastings spent five years at Genzyme Corporation in Cambridge, Massachusetts, as President of Genzyme Therapeutics, with operating responsibility for the business, overseeing marketing, sales, business development, patient services, finance and human resources. While at Genzyme, he also served in various executive capacities, as President of Genzyme Therapeutics Europe, and Vice President of Global Marketing, where he was responsible for worldwide market planning. From 1989 to 1993, Mr. Hastings held a number of marketing and sales positions with Synergen, Inc., where he was responsible for worldwide marketing and sales, both in the United States and in Europe.

    MR. LANCE joined the Company as President and Chief Executive Officer in May 1998, and became Chairman of the Board in May 1999 upon the resignation of Dr. William J. Rutter. During the previous thirteen years, Mr. Lance held various executive positions with Glaxo Holdings plc, London, England. In October 1996, he was appointed Managing Director of Glaxo Wellcome plc, and in January 1997, he was appointed Chief Operating Officer and Chief Executive Designate of Glaxo Wellcome plc. From 1993 to 1996, Mr. Lance was Executive Director of Glaxo Holdings, responsible for commercial operations in the Middle East, Africa, Europe and Latin America. Mr. Lance was also President of the International Federation of Pharmaceutical Manufacturers Associations from October 1996 to February 1998, an Executive Member of the International Committee of Pharmaceutical Research and Manufacturers of America and a director of the British Pharma Group. He also served on the Steering Committee of Healthcare 2000.

    MS. SHORT joined the Company in November 1997 as Vice President, Human Resources. In May 1999, she was promoted to Vice President, Corporate Resources with increased responsibilities overseeing human resources, facilities planning, information management, organizational learning, payroll and benefits, compensation and stock administration. Prior to joining the Company, she was the Director of Human Resources of Industrial Indemnity from 1994 to 1997. From 1983 to 1994, Ms. Short held various managerial positions with the Bank of America.

    MR. SMITH joined the Company as Vice President, Controller in February 1999 and was designated the Company's principal financial accounting officer.
Mr. Smith served as the Vice President, Finance and Chief Financial Officer of Anergen, Inc. from 1997 until he joined the Company. From 1988 to 1997,
Mr. Smith held various financial management positions with Genentech, Inc., in both the United States and Europe, most recently as Director of Accounting.

    MR. SULAT joined the Company as Vice President, Chief Financial Officer in April 1998. He was the Chief Financial Officer of Stanford Health Services, the clinical healthcare delivery arm of the Stanford University Medical Center, from 1993 to October 1997. In November 1997, Stanford Health Services merged with the hospital facilities of the University of California, San Francisco, and Mr. Sulat served as the Treasurer of the merged entity, UCSF Stanford Health Care, until joining the Company. From 1990 to 1993, Mr. Sulat was the Chief Financial Officer and Vice President, Operations of Esprit de Corp, a privately-owned apparel manufacturer. Mr. Sulat is also a director of Vans, Inc., a shoe manufacturer, and several private companies.

    DR. WILLIAMS joined the Company in August 1994 as Senior Vice President and President of Chiron Technologies (now called "Chiron Research and Development"). In 1998, he was promoted to Chief Scientific Officer of the Company. In May 1999, he was appointed a Director of the Company serving for a two-year term expiring at the Annual Meeting of Stockholders in 2001. From 1988 until joining the Company, he was a professor of medicine at the University of California, San Francisco. Prior to joining UCSF, he was on the faculty of Harvard Medical School. In addition, he was a co-founder and director of COR Therapeutics, Inc. from 1988 until joining the Company. From 1992 to 1994, Dr. Williams served on the Scientific Advisory Board of Geron Corporation.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The common stock of Chiron Corporation is traded in the NASDAQ National Market System under the symbol CHIR. As of December 31, 1999, there were 5,817 holders of record of Chiron common stock, 14 remaining holders of record of Cetus Corporation common stock and 6 remaining holders of Viagene Inc. common stock. The Company has declared no cash dividends since its inception and does not expect to pay any dividends in the foreseeable future. The quarterly high and low closing sales price of Chiron common stock for 1999 and 1998 are shown below.

                                                           1999                         1998
                                                --------------------------   ---------------------------
                                                    HIGH           LOW          HIGH            LOW
                                                ------------   -----------   -----------   -------------
First Quarter.................................  $23 1/4        $20 7/8       $22           $16 9/16
Second Quarter................................   22 7/16        20            22            15 11/16
Third Quarter.................................   33 5/16        20 3/4        21 1/16       13 3/4
Fourth Quarter................................   43 1/4         27 1/2        26 5/8        18 1/16

ITEM 6. SELECTED FINANCIAL DATA

    The Company has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future.

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.....................  $  762,646   $  736,673   $  574,599   $  537,149   $  393,566
Income (loss) from continuing
  operations.......................     128,404       75,998       25,782       45,658     (469,802)
Basic income (loss) per common
  share from continuing
  operations.......................        0.71         0.43         0.15         0.27        (2.89)
Diluted income (loss) per common
  share from continuing
  operations.......................        0.69         0.42         0.14         0.26        (2.89)
Total assets.......................   2,458,769    2,524,264    1,768,478    1,688,670    1,489,847
Long-term debt.....................      96,958      338,158      397,217      419,589      413,248

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Chiron is a biotechnology company that participates in three global healthcare businesses: biopharmaceuticals, vaccines and blood testing. The biopharmaceuticals segment consists of products and services related to therapeutics, with an emphasis on cancer, infectious diseases and cardiovascular diseases as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The vaccines segment consists principally of adult and pediatric vaccines sold primarily in Germany and Italy, as well as in other international markets. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company, and an alliance with Gen-Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests, other than nucleic acid tests, required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling nucleic acid testing ("NAT") products using transcription-mediated amplification ("TMA") technology to screen blood and plasma for infection by viruses.

    On December 29, 1997, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to Bausch & Lomb Incorporated ("B&L"), and on November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer"). The Company's Consolidated Statements of Operations reflect the after-tax results of Chiron Vision and Chiron Diagnostics as discontinued operations for all periods presented.

    On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring
GmbH & Co ("Chiron Behring") from Hoechst AG. Beginning in the second quarter of 1998, the results of Chiron Behring were consolidated with those of the Company.

RESULTS OF OPERATIONS

REVENUES

    BIOPHARMACEUTICAL PRODUCT SALES Product sales from the biopharmaceuticals segment were $187.6 million, $201.9 million and $150.6 million in 1999, 1998 and 1997, respectively. In 1999, 1998 and 1997, product sales consisted principally of Proleukin-Registered Trademark- (aldesleukin, interleukin-2), Betaseron-Registered Trademark- (interferon beta-1b) and PDGF (recombinant human platelet-derived growth factor -rhPDGF-BB).

    PROLEUKIN-REGISTERED TRADEMARK- Chiron sells Proleukin-Registered Trademark- directly in the U.S. and certain international markets. Sales of Proleukin-Registered Trademark- were $111.8 million, $93.2 million and $70.5 million in 1999, 1998 and 1997, respectively. The overall increase in sales from year-to-year was due to (i) continued volume growth in existing indications; (ii) higher prices; and (iii) in 1998, the geographic expansion into various countries and the expanded use of Proleukin-Registered Trademark-for the new indication of metastatic melanoma. The Company continues to pursue additional indications, including human immunodeficiency virus ("HIV"). The Company also anticipates further geographic expansion of Proleukin-Registered Trademark- into additional countries.

    BETASERON-REGISTERED TRADEMARK- Chiron manufactures Betaseron-Registered Trademark- for Berlex Laboratories, Inc. ("Berlex") and its parent company Schering AG of Germany. Chiron earns a payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG and a subsequent additional payment upon sales by Berlex and Schering AG. Accordingly, Chiron's revenues from Betaseron-Registered Trademark- tend to fluctuate based upon the inventory management practices of Berlex and Schering AG. In October 1998, the contractual rate upon which Chiron recognizes revenues decreased by 2.5% of Berlex's sales of Betaseron-Registered Trademark-. In addition, in July 1997, the terms of payment changed whereby the initial payment received upon shipment decreased and the additional payment due upon sales to patients increased equivalently. The revised payment terms resulted in a timing difference whereby Chiron recognized a decrease in initial revenues in 1997 when compared with 1998.

    In 1999, 1998 and 1997, product sales from Betaseron-Registered Trademark-were $66.0 million, $63.4 million and $54.8 million, respectively. In 1999, the actual number of Betaseron-Registered Trademark- vials sold by Berlex and Schering AG to patients increased 20% over 1998, while Chiron's shipments of Betaseron-Registered Trademark- to Berlex and Schering AG decreased 19% over 1998. The increase in product sales in 1999 as compared with 1998 was primarily related to the approval in 1999 of Betaseron-Registered Trademark- for secondary progressive multiple sclerosis in Canada and Australia and overall market expansion, offset by the decrease in the contractual rate discussed above and the decrease in shipments of Betaseron-Registered Trademark- to Berlex and Schering AG. In 1998, Chiron's shipments of Betaseron-Registered Trademark- to Berlex and Schering AG increased significantly over shipments in 1997, while the actual number of vials sold by Berlex and Schering AG to patients in 1998 remained relatively constant with the number of vials sold in 1997. The increase in revenues in 1998 as compared with 1997 was primarily due to replenishing inventories at Berlex and Schering AG and to the change in payment terms discussed above.

    The Company also earns royalties on Schering AG's European sales of Betaferon-Registered Trademark- (interferon beta-1b). See "Royalty and license fee revenues--Betaseron-Registered Trademark-" below.

    PDGF Chiron manufactures PDGF for Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company. PDGF is the active ingredient in Regranex-Registered Trademark-(becaplermin) Gel, a treatment for diabetic foot ulcers. Regranex-Registered Trademark- Gel was approved by the Food and Drug Administration ("FDA") in December 1997 and was launched commercially in early 1998. There were no commercial sales of PDGF to J&J in 1999, and sales of PDGF were $36.4 million and $18.3 million in 1998 and 1997, respectively. Chiron's sales of PDGF will tend to fluctuate based upon the inventory management practices of J&J. Regranex-Registered Trademark- Gel was approved for use in the treatment of diabetic foot ulcers in Canada in December 1998 and Europe in March 1999. However, even with these approvals, Chiron's sales through 1998 have filled J&J's inventory requirements through 1999, and as a result, no significant sales of PDGF to J&J are expected until the second quarter of 2000. As a result, the decline in sales from 1998 to 1999 was due to a lack of orders from J&J in 1999. In addition, the Company increased its product returns allowance in 1999. The increase in the product returns allowance was primarily due to additional historical returns information, now that Regranex-Registered Trademark- has been in the commercial market for over 12 months. As Regranex-Registered Trademark- is the first product of its kind, the Company believes it will take time for the market to fully develop. As Chiron's shipments of PDGF remained fairly constant in 1998 and 1997, the increase in revenues between 1998 and 1997 was primarily due to retroactive price increases recognized in 1998 for shipments made in 1997. The Company does not expect future price adjustments, if any, to be commensurate with those in 1998.

    VACCINE PRODUCT SALES Chiron sells pediatric and adult vaccines in Germany, Italy and other international markets. Certain of the Company's vaccine products, particularly its flu vaccine, are seasonal and typically have higher sales in the third quarter of the year. In 1999, 1998 and 1997, vaccine product sales were $208.6 million, $176.8 million and $82.0 million, respectively. The increase in sales in 1999 as compared with 1998 was driven by (i) the Company's acquisition of the remaining 51% interest in, and consolidation of, Chiron Behring in the second quarter of 1998 (see Chiron Behring below);
(ii) increased flu vaccine sales due to a one-time $4.2 million sale of adult influenza vaccine to Argentina in the first quarter 1999 and growth in the flu vaccine market; and (iii) increased rabies vaccine sales as the Company gained additional market share. The increase in sales in 1998 as compared with 1997 was primarily due to Chiron's acquisition of the remaining 51% interest in, and consolidation of, Chiron Behring in the second quarter of 1998.

    In March 2000, the Company received approval in the United Kingdom to market Menjugate-TM-, its conjugate vaccine against meningococcal meningitis caused by the bacterium N. MENINGITIDIS serogroup C. The National Health Service ("NHS") in the United Kingdom has accepted the Company's tender to supply Menjugate-TM-. Shipments began in March 2000. The Company does not expect shipments in 2001 to be commensurate with those in 2000.

    The Company expects the competitive pressures related to many of its vaccine products to continue into the foreseeable future as a result of the introduction of competing products into the market, including new combination vaccines.

    BLOOD TESTING PRODUCT SALES During the second quarter 1999, the Company began recognizing revenues from sales of its nucleic acid tests that are used to screen blood and plasma under an investigational new drug ("IND") application in the U.S. Evaluation studies at several non-U.S. sites also began during the second quarter 1999. Worldwide product sales related to tests and instruments were $7.1 million for the year ended December 31, 1999.

    In September 1999, the Company received regulatory approval in France for the TMA assay and began selling and providing assays and renting instruments to several regional blood testing centers. Currently, the French government is considering the guidelines that it will adopt regarding nucleic acid testing, and Chiron is participating in a government-sponsored evaluation at four major testing centers to support this decision. The outcome and impact of this upcoming decision on future assay sales and instrument rentals to French blood testing centers is not yet known.

    During the fourth quarter 1999, the Company signed an exclusive contract with the Australian Red Cross Blood Service to provide blood testing products for NAT screening. Under the contract, Chiron began recognizing product revenue for sales of its nucleic acid tests in Australia.

    EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT BUSINESSES In 1999, 1998 and 1997, Chiron recognized equity in earnings of unconsolidated joint businesses of $79.3 million, $74.0 million and $106.4 million, respectively. In each of these years, equity in earnings of unconsolidated joint businesses consisted substantially of Chiron's 50% share of the pretax operating earnings generated by Chiron's joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company ("Chiron-Ortho joint business"). In 1998 and 1997, equity in earnings of unconsolidated joint businesses also included one quarter and four quarters, respectively, of earnings from Chiron's 49% share of the after-tax operating results of Chiron Behring.

    CHIRON-ORTHO JOINT BUSINESS In 1999, 1998 and 1997, Chiron's 50% share of the pretax operating earnings of the Chiron-Ortho joint business was $78.1 million, $73.5 million and $92.9 million, respectively. The overall fluctuations in earnings from the joint business were primarily due to certain adjustments made during the first quarters of 1999, 1998 and 1997. In the first quarter of 1999, an annual inventory adjustment resulted in a charge of $0.7 million as compared with a charge of $4.1 million recognized in the first quarter 1998. In the first quarter 1998, an annual inventory adjustment resulted in a charge of $4.1 million as compared with $0.8 million of income in the first quarter 1997. Other items contributing to the decrease in earnings in 1998 as compared with 1997 were (i) lower foreign profits of the joint business due to the adverse impact of changes in foreign currency exchange rates between years and higher manufacturing costs; (ii) a one-time contract termination fee paid by the Chiron-Ortho joint business in the first quarter 1998; and (iii) certain joint business asset write-offs related to the implementation of certain processes to comply with stricter FDA guidelines mandated throughout the industry.

    CHIRON BEHRING On July 1, 1996, Chiron acquired a 49% interest in Chiron Behring. On March 31, 1998, Chiron acquired the remaining 51% interest in Chiron Behring (see Note 5 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). From
July 1, 1996 through the first quarter 1998, equity in earnings of unconsolidated joint businesses included Chiron's 49% share of the after-tax operating results of Chiron Behring. Chiron's share of earnings from the joint business, including amortization of intangibles, was $2.4 million for the three months ended March 31, 1998 and $13.8 million for the year ended December 31, 1997. Beginning March 31, 1998, Chiron Behring's results were consolidated with those of the Company.

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received for research services as they are performed and fees received upon the achievement of specified milestones. Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of the Company's collaborative agreement revenues, results in any one year are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current collaborative agreement revenues will not decline. In particular, the research funding from Novartis (see below) expires on December 31, 2000, and there can be no assurance that new relationships will be established. Significant fluctuations in collaborative agreement revenues from year-to-year are discussed below.

    NOVARTIS AG Chiron and Novartis AG ("Novartis") entered into an agreement under which Novartis agreed to provide research funding for certain projects. The funded projects currently consist of adult and pediatric vaccines, Insulin-Like Growth Factor-I, Factor VIII and Herpes Simplex Virus-thymidine kinase

("HSV-tk"). Novartis has agreed to fund through December 31, 2000, at Chiron's request and subject to certain annual and aggregate limits, up to 100% of the development costs incurred between January 1, 1995 and December 31, 1999 on these projects. In December 1999, Chiron and Novartis amended this agreement to increase the aggregate maximum amount of funding provided by Novartis from $250.0 million to $265.0 million. Under this agreement, in 1999, 1998 and 1997, Chiron recognized collaborative agreement revenues of $46.2 million, $54.4 million and $53.3 million, respectively.

    Under the terms of a November 1995 agreement with Novartis, Chiron granted Novartis a license to utilize Chiron's combinatorial chemistry techniques. In exchange for this license, Novartis agreed to pay Chiron $26.0 million over a five-year period, subject to certain adjustments. In addition, this agreement provides for research funding by Novartis, and certain upfront milestone and royalty payments, as well as product commercialization rights for both parties. In connection with this agreement, Chiron recognized collaborative agreement revenues of $4.2 million, $6.0 million and $10.2 million in 1999, 1998 and 1997, respectively.

    In November 1996, Chiron and Novartis entered into a consent order with the Federal Trade Commission pursuant to which Chiron agreed to grant a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents related to the HSV-tk gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which, Novartis agreed to pay Chiron up to $60.0 million over five years. In connection with this agreement, Chiron recognized collaborative agreement revenues of $10.0 million in 1999 and $15.0 million in both 1998 and 1997.

    JAPAN TOBACCO In 1996, Japan Tobacco licensed Chiron's combinatorial chemistry technologies for use in its research and development programs. The agreement, which was terminated in 1998, included certain funding for Chiron's effort in transferring the technology. Revenues recognized under this agreement were $1.0 million and $7.8 million in 1998 and 1997, respectively. The Company has no continuing obligation under this agreement.

    GREEN CROSS OF JAPAN In 1995, Green Cross of Japan agreed to reimburse Chiron for certain HIV research, product development and clinical trials. In 1998, the clinical trials related to this collaboration were discontinued. In 1998 and 1997, Chiron recognized revenues related to this agreement of $1.2 million and $5.4 million, respectively. The Company has no continuing obligation under this agreement.

    MEDIVIR AB In 1999, Medivir licensed some of Chiron's combinatorial technology-based techniques for drug discovery and optimization, for use in the research and development of pharmaceuticals for human use. Revenue recognized under this agreement was $2.0 million in 1999. If Medivir commercializes a product using Chiron's combinatorial technology, Chiron will receive up to an additional $3.6 million in royalties on product sales. However, there can be no assurance that Medivir will commercialize a product using Chiron's combinatorial technology.

    ROYALTY AND LICENSE FEE REVENUES The Company receives royalties and license fees for products or technologies that are manufactured, used or sold by third parties. In 1999, 1998 and 1997, Chiron recognized royalty and license fee revenues of $133.2 million, $125.3 million and $50.4 million, respectively. Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one year are not necessarily indicative of results to be achieved in the future. In addition, the Company's ability to generate additional royalty and license fee revenues may depend, in part, on its ability to market and capitalize on its technologies. Significant fluctuations in royalty and license fee revenue from year-to-year are discussed below.

    BETASERON-REGISTERED TRADEMARK-  The Company earns royalties on
Schering AG's European sales of Betaferon-Registered Trademark- (interferon beta-lb). In 1999, 1998 and 1997, Chiron recognized $29.7 million,
$28.6 million and $24.1 million, respectively, under this arrangement. The increase in 1999 as compared with 1998 was primarily related to the approval in 1999 of Betaseron-Registered Trademark- for secondary progressive multiple sclerosis in Europe and overall market expansion, offset by the decrease in the contractual rate discussed above. The increase in 1998 as compared with 1997 was due to continued market expansion.

    The Company also earns revenues on Betaseron-Registered Trademark- product sales to Berlex and Schering AG. See "Biopharmaceutical product sales--Betaseron-Registered Trademark-" above.

    ROCHE PCR AGREEMENT In accordance with a July 1991 agreement with F. Hoffman-LaRoche Ltd. and its affiliates ("Roche"), the Company receives royalties on sales of polymerase chain reaction ("PCR") products sold by Roche. In 1999 and 1998, Chiron recognized $15.8 million and $15.2 million, respectively, of royalty and license fee revenues related to this agreement. Based on the terms of the agreement, Chiron does not earn royalties on PCR products until Roche's annual net sales of PCR products and services exceed $200.0 million (the "threshold amount"). As the threshold amount resets at the beginning of each year, Roche's annual net sales must exceed $200.0 million before Chiron will earn any royalties. As a result, the Company does not expect to recognize royalties under this agreement until the last half of each year. Roche's royalty obligation expires upon the earlier of December 31, 2000 or when Chiron recognizes royalties with an aggregate net present value of $30.0 million as of the date of the agreement (discounted at 14.0%). As of December 31, 1999, Chiron had recognized royalties with a net present value of $13.2 million.

    BAYER CROSS-LICENSE AGREEMENT In connection with the sale of Chiron Diagnostics to Bayer, Chiron granted to Bayer rights under certain Chiron patents, including rights under patents relating to HIV and hepatitis C virus ("HCV"). In exchange for these rights, Bayer paid to Chiron a license fee of $100.0 million, which is refundable in decreasing amounts over a period of three years. In 1999 and 1998, Chiron recognized revenues of $39.2 million and $13.3 million, respectively, which represent the portions of the $100.0 million payment which became nonrefundable during those years. The Company anticipates recognizing the remaining revenue over the next two years as follows:
$29.2 million in 2000 and $18.3 million in 2001. In addition, the Company receives royalties on sales of HIV and HCV products sold by Bayer. In 1999, Chiron recognized $5.1 million of royalty revenue related to this agreement.

    LICENSE FEE REVENUES In January 1998, Chiron recognized $5.0 million related to a license fee received from Pharmacia & Upjohn Company to research, develop, manufacture and commercialize therapeutic products for the treatment of HCV in humans. In August 1998, Chiron recognized $24.0 million related to a license fee received from SmithKline Beecham to use certain human vaccine product technologies. The agreement provides for royalties on future product sales, under which Chiron recognized $7.3 million and $3.7 million of such royalties in 1999 and 1998, respectively.

    OTHER In 1999 and 1998, Chiron recognized $11.3 million and $9.4 million, respectively, of royalty and license fee revenues due to the acquisition and consolidation of Chiron Behring in the second quarter of 1998.

    OTHER REVENUES In 1999, 1998 and 1997, Chiron recognized other revenues of $52.2 million, $48.3 million and $50.1 million, respectively. The Company's other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. Significant fluctuations in other revenues from year-to-year are discussed below.

    COMMISSION REVENUES  In 1999 and 1998, other revenues included
$13.5 million and $10.4 million, respectively, of commission revenues generated by Chiron Behring, whose operations were consolidated with those of the Company beginning in the second quarter 1998. These revenues consist of commissions received on sales made by Chiron Behring of Pasteur Merieux Merck's hepatitis B virus ("HBV") vaccine products and of Aventis Behring GmbH's (formerly Centeon Pharma GmbH) immunoglobulin products.

    INFORMATICS TECHNOLOGY Chiron recognized net revenues of $12.5 million in 1998 in exchange for granting Bayer a license to use, reproduce and sell certain technology developed by Chiron's informatics business. The Company ceased all informatics activity in 1998; therefore, the Company does not anticipate future revenues from this technology.

    AREDIA-REGISTERED TRADEMARK- (PAMIDRONATE DISODIUM FOR INJECTION) From 1994 through April 1998, Chiron promoted Aredia-Registered Trademark- on behalf of Novartis. In April 1998, this arrangement was terminated. In connection with this arrangement, Chiron recognized other revenues of $9.8 million and $43.6 million in 1998 and 1997, respectively.

    CONTRACT MANUFACTURING REVENUES In 1999 and 1998, other revenues included $19.2 million ($13.3 million in the biopharmaceuticals segment and $5.9 million in the vaccines segment) and $9.0 million ($1.4 million in the biopharmaceuticals segment and $7.6 million in the vaccines segment), respectively, of contract manufacturing revenues. The increase was a result of new contract manufacturing agreements, which began in 1999. The Company anticipates that it will enter into additional contract manufacturing agreements.

    DEPOCYT-REGISTERED TRADEMARK- In 1999, other revenues included a $9.7 million milestone payment related to the FDA's approval of DepoCyt-Registered Trademark- in April 1999. In October 1999, SkyePharma, Inc. ("SkyePharma"), the manufacturer of DepoCyt-Registered Trademark-, discovered two DepoCyt-Registered Trademark- lots that did not meet manufacturing specifications and, as a result, all DepoCyt-Registered Trademark- vials were recalled from these lots. The commercial supply of this product is on hold while the Company and SkyePharma work with the FDA to resolve various issues related to the manufacture of the product. Management of the Company does not believe that this event will have a material impact on the results of operations for fiscal year 2000. The impact of this event on future shipments of DepoCyt-Registered Trademark- is not yet known.

COSTS AND EXPENSES

    GROSS PROFIT Gross profit as a percentage of net product sales was 56.3%, 56.2% and 54.9% in 1999, 1998 and 1997, respectively. Although 1999 gross profit as a percentage of net product sales remained relatively constant with that in 1998, the Company's 1999 gross profit percentage was impacted by (i) an increase in biopharmaceutical products gross profit due to manufacturing efficiencies and the conclusion of certain promotional pricing campaigns; and (ii) a slight increase in vaccines product gross profit due to manufacturing efficiencies resulting from increased production and a favorable mix of vaccine product sales; offset by (iii) an inventory write-off of a portion of the Company's tick-borne encephalitis vaccine inventory that failed to meet manufacturing specifications for purity during the first quarter 1999; and (iv) no 1999 commercial sales of PDGF. The Company's 1998 gross profit percentage was impacted by a reduction in cost of sales of $6.0 million due to a change in estimated property tax accruals created in prior periods, offset by an unfavorable mix of vaccine products which, beginning in the second quarter of 1998, included low margin products manufactured and sold by Chiron Behring.

    The Company's gross profit percentages may fluctuate significantly in future periods as the Company's product mix continues to evolve.

    RESEARCH AND DEVELOPMENT In 1999, 1998 and 1997, Chiron recognized research and development expenses of $303.4 million, $286.6 million and $256.6 million, respectively. The Company's research and development expenses may fluctuate from year-to-year depending upon the level of clinical trial-related activities.

    In 1999, the increase in research and development spending as compared with 1998 was due, in part, to $9.6 million of milestone and research funding payments related to the Company's collaboration agreements with Medivir AB and $5.0 million of license fees related to the Company's Fibroblast Growth Factor ("FGF") patent and license agreement with Scios, Inc. Under this agreement, in 1999, the Company also advanced Scios an additional $7.5 million in exchange for a promissory note, which may be forgiven if certain conditions are met. The Company may pay an additional $12.0 million in licensing fees if certain development objectives are met. Also contributing to the increase in research and development expense was the furtherance of the Company's clinical trials related to Proleukin-Registered Trademark- for HIV, Insulin-Like Growth Factor-1 ("IGF-1") for osteoarthritis, FGF for coronary artery disease, Tissue Factor Pathway Inhibitor ("TFPI") for sepsis and Menjugate-TM-, a conjugate vaccine against meningococal meningitis caused by the bacterium N. MENINGITIDIS serogroup C. In 1998, the increase in research and development spending as compared with 1997 was primarily related to several of the Company's projects entering into later stage clinical development. In addition, included in research and development expense in 1998 was $14.1 million of expense generated by Chiron Behring, which was acquired and consolidated during the second quarter of 1998. These increases were partially offset by decreased spending related to Myotrophin-Registered Trademark- (rhIGF-I or mecasermin [recombinant DNA origin]) due to the uncertainty surrounding the FDA's approval of this product (see "Item 1. Business" above).

    SELLING, GENERAL AND ADMINISTRATIVE In 1999, 1998 and 1997, Chiron recognized selling, general and administrative ("SG&A") expenses of $180.9 million, $142.6 million and $108.8 million, respectively. The increase in SG&A expenses in 1999 as compared with 1998 was primarily due to the acquisition and consolidation of Chiron Behring, which contributed an additional
$10.7 million to SG&A expenses in 1999. SG&A expenses also increased as a result of the Company's worldwide implementation of its integrated information system in April 1999, the launch of the nucleic acid testing business of its blood testing segment and certain patent defense legal costs. The increase in SG&A expenses in 1998 as compared with 1997 was primarily due to the acquisition and consolidation of Chiron Behring, which contributed $34.3 million to SG&A expenses in 1998.

    OTHER OPERATING EXPENSES As circumstances dictate, the Company reviews the carrying amount of its manufacturing facilities by comparing the facilities' projected undiscounted net cash flows against their respective carrying values. In 1997, the Company recognized a $31.3 million impairment loss to record the Puerto Rico facility and related machinery and equipment assets at their individual estimated fair market values, determined on the basis of independent appraisals.

    In 1999, Chiron recorded net restructuring and reorganization expenses of $0.2 million, which included a charge of $3.9 million and a benefit of $3.7 million. The charge of $3.9 million primarily related to termination and other employee related costs recognized in connection with the elimination of 28 positions at the Company's Italian manufacturing facility. As of December 31, 1999, 24 of these 28 positions had been eliminated. The benefit of $3.7 million related to revised estimates of property-related accruals recorded in connection with the Company's ongoing rationalization of its business operations and the idling of the St. Louis facility, as well as revised estimates of termination and other employee-related costs recorded in connection with the elimination of 382 positions, including 36 positions at the Company's Amsterdam facility which were transferred to the buyer in January 2000 (see below). As of December 31, 1999, 319 of these 382 positions had been eliminated. In 1998, the Company recorded net restructuring and reorganization expenses of $26.8 million, which included a charge of $30.5 million and a benefit of $3.7 million. The charge of $30.5 million related to termination, other employee-related costs and facility-related costs recorded in connection with the elimination of 400 positions. The benefit of $3.7 million related to revised estimates of property and other tax-related accruals recorded in connection with the idling of the Puerto Rico facility. The liabilities related to the restructuring and reorganization expenses are expected to be substantially settled within one year of accruing the related charges. Management expects employee and facility-related cost savings due to these restructuring activities in cost of sales, research and development expense and selling, general and administrative expense through 2008. As of December 31, 1999, the Company believes that it has begun to achieve these cost savings in the line items outlined above.

    In 1999, Chiron recognized a reduction in other operating expenses of $13.4 million resulting from a change in estimated tax accruals related to certain employee payments recorded in 1995 under a series of agreements between Chiron and Novartis.

NON-OPERATING INCOME AND EXPENSE

    In December 1999, the Company sold its manufacturing facility in Amsterdam, resulting in a gain of $0.9 million. In August 1998, Chiron completed the sale of its manufacturing facility in St. Louis, Missouri, resulting in a gain on sale of assets of $1.5 million. In addition, in June 1998, the Company sold its fill and finishing facility in Puerto Rico, resulting in a gain of $6.2 million.

    In December 1999, the Company sold certain assets that it had developed or acquired in connection with its research and development of a Cytomegalovirus ("CMV") vaccine to Aventis Pasteur and recognized a gain of $7.5 million.

    In 1999, 1998 and 1997, Chiron recognized interest expense of $23.9 million, $24.7 million and $31.6 million, respectively. The decrease in interest expense in 1999 as compared with 1998 was primarily due to lower average debt balances. The decrease in interest expense in 1998 as compared with 1997 was primarily due to the repayment of $100.0 million on the Company's lines of credit in January 1998. The borrowings were outstanding under the Company's U.S. credit facilities and were repaid with a portion of the proceeds received from the sale of Chiron Diagnostics.

    Other income, net, consists primarily of interest and investment income on the Company's cash and investment balances and other non-operating gains and losses. In 1999, 1998 and 1997, Chiron recognized interest and investment income of $83.8 million, $29.6 million and $12.0 million, respectively. The increase in interest income in 1999 as compared with 1998 was primarily due to higher average cash and investment balances attributable to the net cash proceeds received from the sale of Chiron Vision in the first quarter 1998 and Chiron Diagnostics in the fourth quarter 1998.

    In connection with its research and development collaborations, the Company may invest in equity securities of its collaborative partners. The price of these securities is subject to significant volatility. In 1999, 1998 and 1997, Chiron recognized a loss attributable to the other-than-temporary impairment of certain of these equity securities of $1.7 million, $8.4 million and $1.2 million, respectively.

    In 1999, 1998 and 1997, Chiron recognized gains of $3.8 million,
$4.5 million and $5.5 million, respectively, related to the sale of certain equity securities. In addition, in 1999, Chiron recognized an unrealized holding gain of $3.3 million related to equity securities classified as trading.

    On December 31, 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. ("GIV"), a distribution business, to Henry Schein, Inc. and received payment in full of certain advances made by the Company to GIV, for a total of $31.7 million in cash. The sale resulted in a net gain of $1.8 million.

INCOME TAXES

    In 1999, the annual tax provision was 26.2% of pretax income from continuing operations. The reported effective tax rate for 1999 was 18.0% of pretax income from continuing operations, including the impact of the reversal of a prior year valuation allowance, which resulted in the recognition of additional domestic deferred tax benefits of $12.9 million. In 1998, the annual tax provision was 25.8% of pretax income from continuing operations, excluding restructuring and reorganization charges, a financial reporting gain on the sale of the Puerto Rico facility and $6.0 million of financial reporting income recognized in 1998 due to a change in estimated property tax accruals. The increase in the effective tax rate in 1999 as compared with 1998, as adjusted above, is primarily due to the benefit of certain tax losses and other tax benefits realized in 1998, substantially offset by a higher proportion of non-U.S. income subject to tax at lower rates in 1999.

    In 1997, the annual tax provision was 20.2% of pretax income from continuing operations, excluding the impact of the impairment loss on the Puerto Rico facility, which did not create a corresponding income tax benefit in the year recorded.

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

    In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is currently evaluating the effect that implementation of SFAS 133 will have on its results of operations and financial position and anticipates that it will implement SFAS 133 during the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings, issuance of common stock and off-balance sheet financing. Chiron's cash, investments in marketable debt securities and short-term investment in equity securities, which totaled $1.6 billion at December 31, 1999, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities, and other debt and equity securities, issued by financial institutions of high credit standing. By policy, the amount of credit exposure to any one institution is limited; however, these investments are generally not collateralized and primarily mature within three years.

    SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $363.9 million and $513.3 million at December 31, 1999 and 1998, respectively. In 1999, net cash provided by operating activities was $20.9 million as compared with $231.7 million in 1998. The decrease in cash provided by operating activities was largely due to $183.4 million in estimated tax payments related to the sale of Chiron Diagnostics, which was partially offset by $60.2 million in federal and state tax refunds received and net income of $160.6 million.

    In 1999, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $1.2 billion, capital expenditures of $64.6 million and other uses of cash of $16.7 million. These uses of cash were partially offset by proceeds from the sale and maturity of investments in marketable debt securities of $1.0 billion, proceeds from the disposal of discontinued operations of $46.9 million and proceeds from the sale of assets, equity securities and interest in affiliated companies of $25.5 million. In 1998, net cash provided by investing activities consisted of proceeds from the sale of Chiron Vision and Chiron Diagnostics of $1.3 billion, proceeds from the sale and maturity of investments in marketable debt securities of $282.7 million and proceeds from the sale of assets, equity securities and interest in affiliated companies of $62.7 million. These uses of cash were partially offset by the purchase of Chiron Behring of $54.8 million (net of cash acquired), purchases of investments in marketable debt securities of $1.2 billion and capital expenditures of $126.3 million.

    In 1999, net cash used in financing activities consisted of $15.3 million related to short-term borrowings, $2.4 million related to the repayment of debt and capital leases and $140.8 million related to the acquisition of treasury stock. These uses of cash were partially offset by proceeds of $98.2 million from the issuance of common stock and the reissuance of treasury stock related to stock option exercises and employee stock purchases and $6.9 million in proceeds from the issuance of long-term debt. In 1998, net cash used in financing activities consisted of $129.1 million related to short-term borrowings and $9.1 million related to the repayment of debt and capital leases. These uses of cash were partially offset by proceeds of $66.6 million from the issuance of common stock related to stock option exercises and employee stock purchases.

    The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

    The Company's 1.9% convertible subordinated debentures are due in November 2000.

    BORROWING ARRANGEMENTS Under a revolving, committed, unsecured credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at December 31, 1999. Chiron also has credit facilities outside the U.S. which allow for total borrowings of $63.1 million. Under these credit facilities, $20.3 million of borrowings were outstanding at December 31, 1999.

    In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement. This amendment reduced the maximum amount of Chiron obligations that Novartis will guarantee from $725.0 million to $702.5 million.

    In connection with the sale of Chiron Diagnostics to Bayer, a promissory note owed by Chiron Diagnostics to Novartis was transferred to and assumed by the Company. The note payable to Novartis bears interest at a variable rate based on LIBOR (approximately 5.7% and 5.6% at December 31, 1999 and 1998, respectively). As of December 31, 1999 and 1998, the outstanding amount was $67.8 million and $63.9 million, respectively, including accrued interest. The note and accrued interest were paid in full on January 4, 2000.

    LEASES Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2009. Future minimum lease payments, including those for the leaseback of office and warehouse space in the Amsterdam facility, are estimated to be approximately $130.3 million in the aggregate, excluding a residual value guarantee of $172.6 million due upon termination of an operating lease in 2003. As of December 31, 1999, Novartis had guaranteed $172.6 million of the Company's operating lease commitments (refer to Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

    OTHER COMMITMENTS Effective July 1, 1998, Chiron and International Business Machines Corporation ("IBM") entered into a ten-year information technology services agreement under which IBM will provide Chiron with a full range of information services. Chiron can terminate this agreement beginning July 1, 1999, subject to certain termination charges. If Chiron does not terminate this agreement, payments to IBM are expected to be approximately $111.8 million. Payments to IBM are subject to adjustment depending upon the level of services and infrastructure equipment provided by IBM, as well as inflation.

    In future periods, the Company expects to incur substantial capital spending. At December 31, 1999, the Company had various firm purchase and capital project commitments totaling approximately $6.8 million. At
December 31, 1999, the Company had $5.1 million outstanding under a letter of credit, which is required by German law, related to ongoing legal proceedings in Germany (see
Item 3. "Legal Proceedings" above). The Company also had various performance bonds and insurance-related letters of credit in the amount of $4.9 million outstanding at December 31, 1999.

    MARKET RISK MANAGEMENT The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. These activities are discussed in further detail in
Item 7A., "Quantitative and Qualitative Disclosures About Market Risk."

YEAR 2000

    Chiron developed a comprehensive risk-based plan designed to make its computer hardware and communication systems, software applications and facilities and other non-information technology-related functions Year 2000 compliant. The Company did not experience any upsets or failures in systems during the year-end rollover. The Company did experience some minor date related-problems in non-critical software applications after the year-end rollover; however, these problems were identified and resolved with no impact to the Company's operations. As part of the Company's contingency plans, teams monitored critical systems at each site during the year-end rollover. No backup contingency plans required execution.

    The Company did not experience delays in shipment of products to customers or in delivery of materials from vendors related to the Year 2000. Business partners have not reported any Year 2000 system upsets or failures that would impact the Company's operations.

    The Company sold its facility in Amsterdam, The Netherlands in December 1999. This facility did not experience any upsets or failures in its systems related to the Year 2000.

    The Company monitored its computer hardware and communication systems, software applications and facilities and other non-information technology-related functions for Year 2000 issues through the leap year. Except for the minor date-related problems in non-critical software applications mentioned above, the Company did not experience any additional Year 2000 problems. The Company intends to monitor these systems through March 31, 2000.

    As of February 29, 2000, total costs incurred to date were funded through operations and approximated $3.6 million. The Company expects an additional $0.1 million in Year 2000 expenditures through March 31, 2000, which it will fund with cash on hand and cash generated through operations.

EURO CONVERSION

    On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is currently traded on currency exchanges and can be used in business transactions. The Company's financial systems are Euro ready as of December 31, 1999. However, the Company is still in the process of evaluating the effect, if any, of the Euro on the Company's product pricing and gross profit percentages.

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

PROMISING TECHNOLOGIES ULTIMATELY MAY NOT PROVE SUCCESSFUL

    The Company focuses its research and development activities on areas in which it has particular strengths and on technologies that appear promising. These technologies often are on the "cutting edge" of modern science. As a result, the outcome of any research or development program is highly uncertain. Only a very small fraction of such programs ultimately result in commercial products or even product candidates. Product candidates that initially appear promising often fail to yield successful products. In many cases, preclinical or clinical studies will show that a product candidate is not efficacious (that is, it does not have the intended therapeutic or prophylactic effect), or that it raises safety concerns or has other side effects which outweigh the intended benefit. Success in preclinical or early clinical trials (which generally focus on safety issues) may not translate into success in large-scale clinical trials (which are designed to show efficacy), often for reasons that are not fully understood. And even after a product is approved and launched, general usage or post-marketing studies may identify safety or other previously unknown problems with the product which may result in regulatory approvals being suspended, limited to narrow indications or revoked, or which may otherwise prevent successful commercialization.

REGULATORY APPROVALS

    The Company is required to obtain and maintain regulatory approval in order to market most of its products. Generally, these approvals are on a product-by-product and country-by-country basis, and, in the case of therapeutic products, a separate approval is required for each therapeutic indication. See
Item 1. "Business--Government Regulation." Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies.

MANUFACTURING

    Most of the Company's products are biologics. Manufacturing biologic products is complex. Unlike chemical pharmaceuticals, a biologic product generally cannot be sufficiently characterized (in terms of its physical and chemical properties) to rely on assaying of the finished product alone to ensure that the product will perform in the intended manner. Accordingly, it is essential to be able to both validate and control the manufacturing process: that is, to show that the process works and that the product is made strictly and consistently in compliance with that process. Slight deviations in the manufacturing process may result in unacceptable changes in the products that may result in lot failures. Manufacturing processes which are used to produce the (smaller) quantities of material needed for research and development purposes may not be successfully scaled up to allow production of commercial quantities at reasonable cost or at all. All of these difficulties are compounded when dealing with novel biologic products that require novel manufacturing processes. Accordingly, manufacturing is subject to extensive government regulation. Even minor changes in the manufacturing process require regulatory approval, which, in turn, may require further clinical studies.

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

PRODUCT ACCEPTANCE

    The Company may experience difficulties in launching new products, many of which are novel products based on technologies that are unfamiliar to the healthcare community. There can be no assurance that healthcare providers and patients will accept such products. In addition, government agencies, as well as private organizations involved in healthcare, from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential and may adversely affect the usage of the Company's products directly (for example, by recommending a decreased dosage of the Company's product in conjunction with a concomitant therapy) or indirectly (for example, by recommending a competitive product over the Company's product).

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

COSTS ASSOCIATED WITH EXPANDING THE BUSINESS

    Management expects to grow the business in areas in which the Company can be most competitive, either through in-licensing, collaborations or acquisitions of products or companies. In connection with these efforts, the Company may incur significant charges, costs and expenses, which could impact the Company's profitability, including impairment losses, restructuring charges, the write-off of purchased in-process technology, transaction-related expenses, costs associated with integrating new businesses and the cost of amortizing goodwill and other intangibles.

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

INTEREST RATE AND FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS

    In 1998, the Company sold certain businesses for cash, including its IN VITRO diagnostics and ophthalmics businesses, and as a result has significant cash balances and short-term investments. The Company's financial results, therefore, are sensitive to interest rate fluctuations in the U.S. In addition, the Company sells products in many countries throughout the world, and its financial results could be significantly affected by fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets.

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

STOCK PRICE VOLATILITY

    The price of the Company's stock, like that of other biotechnology companies, is subject to significant volatility. Any number of events, both internal and external to the Company, may affect the stock price. These include, without limitation, results of clinical trials conducted by the Company or by its competitors; announcements by the Company or its competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by the Company against third parties to enforce its patents and claims filed by third parties against the Company relating to patents held by the third parties; the launch of competing products; the resolution of (or failure to resolve) disputes with collaboration partners; corporate restructuring by the Company; licensing activities by the Company; and the acquisition or sale by the Company of products, products in development or businesses.

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

TAXES

    The Company is taxable principally in the U.S., Germany, Italy and The Netherlands. All of these jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws, which could increase the Company's tax provision in the future. The Company has negotiated a number of rulings regarding income and other taxes that are subject to periodic review and renewal. If such rulings are not renewed or are substantially modified, taxes payable in particular jurisdictions could increase. While the Company believes that all material tax liabilities are properly reflected in its balance sheet, the Company is presently under audit in several jurisdictions, and there can be no assurance that Chiron will prevail in all cases in the event the taxing authorities disagree with its interpretations of the tax law. In addition, the Company has assumed liabilities for all income taxes incurred prior to the sales of its former subsidiaries, Chiron Vision Corporation (subject to certain limitations) and Chiron Diagnostics Corporation. Future levels of research and development spending, capital investment and export sales will impact the Company's entitlement to related tax credits and benefits, which have the effect of lowering its effective tax rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN CURRENCY RISK A significant portion of the Company's operations consists of manufacturing and sales activities in foreign countries exposing the Company to the effects of changes in foreign currency rates. The Company's primary exposure to foreign exchange rates is associated with the value of the Euro. An increase in the value of the U.S. Dollar vis-a-vis the Euro will result in a lower value of the Company's non-U.S. Dollar based revenues. To manage foreign currency exchange risks, Chiron enters into forward foreign currency contracts ("forwards") and cross currency interest rate swaps ("swaps") and purchases foreign currency option contracts ("options"). Chiron does not use any of these derivative instruments for trading or speculative purposes. The total notional principal amount of these derivative financial instruments at December 31, 1999 and 1998 was $254.1 million and $297.1 million, respectively.

    The Company uses forwards to hedge the impact of currency fluctuations on certain assets and liabilities denominated in nonfunctional currencies ("transaction exposures"). Typically, these contracts have maturities of three months or less. Chiron's objective is to minimize the transaction gains and losses recorded in current earnings that result from remeasuring foreign denominated assets and liabilities based on exchange rate fluctuations. The Company's transaction exposures are primarily denominated in major European currencies. At December 31, 1999, these exposures amounted to $51.7 million and were offset by forwards with a notional principal amount of $27.3 million (fair value of $27.2 million). Based on exposures as of December 31, 1999, a 10% adverse movement against the Company's portfolio of transaction exposures and hedge contracts would result in a loss of approximately $2.6 million. A 10% movement in the value of the dollar versus the Company's portfolio of transaction exposures has occurred in 1 of the last 12 quarters. Foreign currency transaction gains and losses from continuing operations, including the impact of hedging, were not significant in 1999, 1998 or 1997.

    Chiron may selectively hedge anticipated currency exposures by purchasing quarterly put options. The Company's primary anticipated exposures are related to intercompany inventory purchases by subsidiaries with functional currencies denominated in major European currencies, as well as foreign revenues received from selling products in the major European countries. To limit hedging costs, the Company generally purchases out-of-the-money put options. The Company had no option contracts outstanding at December 31, 1999. The total notional principal amount of the options at December 31, 1998 was $55.6 million (fair value of $0.3 million). Chiron's operational facilities in Europe have counterbalanced a portion of the anticipated exposures associated with European sales.

    The Company has entered into a series of swaps to modify the interest and/or currency characteristics of certain assets and liabilities denominated in nonfunctional currencies. The objective of the swaps entered into by the Company is to fix the interest and currency rate exposures associated with the Company's wholly-owned German subsidiary. The exposures are denominated in Deutsche marks. The notional principal amount of the Company's swaps at December 31, 1999 and 1998 was $226.8 million. If the Deutsche mark strengthened or weakened by 10%, the value of the underlying exposure would increase or decrease by $21.8 million and $17.8 million, respectively. After considering the impact of hedging with swaps, the net increase or decrease from such currency rate fluctuation would be reduced to $9.0 million and $7.3 million, respectively. A 10% movement in the value of the Deutsche mark versus the U.S. dollar has occurred in 4 of the last 10 years. The fair market value of the swaps is $23.6 million as of December 31, 1999. Currency fluctuations in the value of the German subsidiary's assets and liabilities, as well as changes in the value of related swaps, are reflected as a component of other comprehensive income or loss.

    INTEREST RATE RISK The Company has exposure to changes in interest rates in both its investment portfolio and certain floating rate liabilities and lease commitments with interest rates tied to LIBOR. The Company maintains investment portfolio holdings of various issuers, types and maturities. Changes in interest rates do not affect interest expense incurred on the Company's long-term debt because the Company's long-term debt issues bear interest at fixed rates.

    Chiron's investment portfolio amounted to approximately $1.6 billion at December 31, 1999. As of that date, the Company also had $240.4 million of floating rate debt tied to LIBOR. The Company has a "natural hedge" against this exposure as a result of its portfolio holdings in floating rate fixed income securities tied to LIBOR. The analysis below focuses on the impact of changes in interest rates to Chiron and is based on a net unhedged portfolio balance of $1.3 billion.

    The analysis assumes an immediate parallel increase or decrease in interest rates of 150-basis points and examines the impact to Chiron over the next twelve months. An immediate increase in interest rates of 150-basis points results in higher interest income over the 12-month period, partially offset by an immediate decline in the market value of securities held. The net impact of this scenario is an estimated increase in total return to the portfolio of $6.0 million over the 12-month period. Similarly, a 150-basis point decrease results in a decrease in total return to the portfolio of $5.8 million. The impact on reported earnings will be greater given that unrealized changes in the value of the portfolio are reported in other comprehensive income or loss. Chiron currently does not hedge these exposures. The effect of these changes in interest rates on the Company's portfolio, as measured over a 12-month period, are mitigated by the relatively short duration of Chiron's portfolio.

    A 150-basis point movement in the Federal Funds rate has occurred in 3 of the last 10 years, a 100-basis point movement has occurred in 5 of the last 10 years, and a 50-basis point movement has occurred in 9 of the last 10 years.

    EQUITY SECURITIES RISK The Company has exposure to equity price risk because of its investments in equity securities. Typically, the Company obtains these securities through its collaboration agreements with other pharmaceutical and biotechnology partners. A majority of these securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of other comprehensive income or loss. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. A portion of these securities are classified as trading and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses recorded in earnings. Changes in share prices or in the volatility of share prices affect the value of Chiron's equity portfolio. To reduce this risk, the Company has hedged a portion of its exposure through short sales. The short sales substantially offset the long position and, in effect, neutralize the impact of market valuation shifts on the hedged securities. The notional principal amount of the Company's short sales at December 31, 1999 was $4.5 million (fair value of $4.6 million). The Company had no short sales at December 31, 1998. In the future, the Company may use additional hedging strategies in order to mitigate the potential adverse impact from changes in the market value of stock prices. There can be no assurance that other-than-temporary losses will not have a material adverse impact on the Company's results of operations in the future. The Company recorded charges of $1.7 million, $8.4 million and $1.2 million in 1999, 1998 and 1997, respectively, to write down certain available-for-sale equity securities for which the decline in fair value was deemed to be other-than-temporary. As of December 31, 1999, if the market price of Chiron's equity investments, including warrants and preferred stock, decreased by 10%, the market value of the equity portfolio would decrease by $8.0 million.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement with respect to Chiron's 2000 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999 (the "Proxy Statement"). Information as to the Company's executive officers appears at the end of Part I of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Index to Financial Statements

    The following Financial Statements are included herein:

                                                                               PAGE
                                                                              NUMBER
                                                              --------------------------------------
    Independent Auditors' Report............................                   F-1
    Consolidated Balance Sheets at December 31, 1999 and
      1998..................................................                F-2 -- F-3
    Consolidated Statements of Operations for each of the
      three years ended December 31, 1999, 1998 and 1997....                F-4 -- F-5
    Consolidated Statements of Comprehensive Income for each
      of the three years ended December 31, 1999, 1998 and
      1997..................................................                   F-6
    Consolidated Statements of Stockholders' Equity for each
      of the three years ended December 31, 1999, 1998 and
      1997..................................................                   F-7
    Consolidated Statements of Cash Flows for each of the
      three years ended December 31, 1999, 1998 and 1997....                   F-8
    Notes to Consolidated Financial Statements..............               F-9 -- F-47

    2.  Index to Financial Statement Schedules

    The following Schedule is filed as part of this Form 10-K Annual Report:

                                                                       PAGE
                                                                      NUMBER
                                                              -----------------------
II  Valuation and Qualifying Accounts and Reserves..........           F-48

    All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

    None.

(c) Exhibits

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

        3.04 Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.04 of the Registrant's report on Form 10-Q for the period ended June 30, 1999.

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
        4.01            Indenture, dated as of May 21, 1987, between Cetus
                        Corporation and Bankers Trust Company, Trustee (initially
                        filed as Exhibit 4.01 of the Registrant's report on
                        Form 10-Q for the period ended September 30, 1994),
                        incorporated by reference to Registrant's report on
                        Form 10-Q for the period ended June 30, 1999.

        4.02            First Supplemental Indenture, dated as of December 12, 1991, by and among the Registrant, Cetus Corporation, and Bankers
                        Trust Company (initially filed as Exhibit 4.02 of
                        Registrant's report on Form 10-K for fiscal year 1992),
                        incorporated by reference to Exhibit 4.02 of the
                        Registrant's report on Form 10-K for fiscal year 1997.

        4.03 Second Supplemental Indenture, dated as of March 25, 1996, by and among the Registrant, Cetus Oncology Corporation
                        (formerly Cetus Corporation), and Bankers Trust Company, incorporated by reference to Exhibit 4.03 of the Registrant's report on Form 10-Q for the period ended
                        June 30, 1996.

        4.04            Indenture, dated as of November 15, 1993, between the
                        Registrant and The First National Bank of Boston, as Trustee
                        (initially filed as Exhibit 4.03 of the Registrant's report on Form 10-K for fiscal year 1993), incorporated by
                        reference to Exhibit 4.04 to the Registrant's report on
                        Form 10-K for fiscal year 1998.

       10.001           Purchase Agreement between BNP Leasing Corporation and the
                        Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.90 of the Registrant's report on Form 10-Q for the period ended June 30, 1996.

       10.002           Lease Agreement between BNP Leasing Corporation and the
                        Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.91 of the Registrant's report on Form 10-Q for the period ended June 30, 1996.

       10.003           Ground Lease between BNP Leasing Corporation and the
                        Registrant, dated June 28, 1996, incorporated by reference to Exhibit 10.92 of Registrant's report on Form 10-Q for the period ended June 30, 1996.

       10.004           Through 10.099 Reserved

       10.101 Revolving Credit Agreement, dated as of February 27, 1998, between the Registrant and Bank of America National Trust and Savings Association, incorporated by reference to
                        Exhibit 10.101 of Registrant's report on Form 10-K for fiscal year 1997.

       10.102           Guaranty, dated as of September 29, 1994, made by the
                        Registrant, in favor of Bankers Trust Company, as trustee
                        (initially filed as Exhibit 10.52 of the Registrant's report on Form 10-Q for the period ended September 30, 1994),
                        incorporated by reference to Exhibit 10.102 of Registrant's report on Form 10-Q for the period ended June 30, 1999.

       10.103           Guaranty, dated as of September 29, 1994, made by Cetus
                        Corporation, in favor of The First National Bank of Boston, as trustee (initially filed as Exhibit 10.53 of the
                        Registrant's report on Form 10-Q for the period ended
                        September 30, 1994), incorporated by reference to
                        Exhibit 10.103 of Registrant's report on Form 10-Q for the period ended June 30, 1999.

       10.104           Stock Purchase and Warrant Agreement dated May 9, 1989,
                        between Cetus Corporation and Hoffmann-La Roche Inc.
                        (initially filed as Exhibit 10.36 of the Registrant's report on Form 10-Q for the period ended September 30, 1994),
                        incorporated by reference to Exhibit 10.104 of Registrant's report on Form 10-Q for the period ended June 30, 1999.

       10.105           Letter Agreement, dated as of December 12, 1991, relating to
                        Stock Purchase and Warrant Agreement between Registrant and
                        Hoffmann-La Roche Inc., incorporated by reference to
                        Exhibit 10.51 of Registrant's report on Form 10-K for fiscal year 1996.

       10.106           Through 10.199 Reserved

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
       10.201           Agreement between the Registrant and Ortho Diagnostic
                        Systems, Inc., a New Jersey corporation, dated August 17,
                        1989, and Amendment to Collaboration Agreement between Ortho
                        Diagnostic Systems, Inc. and Registrant, dated December 22,
                        1989 (with certain confidential information deleted),
                        (initially filed as Exhibit 10.29 to the Registrant's report on Form 10-K for fiscal year 1989, and refiled as
                        Exhibit 10.14 of the Registrant's report on Form 10-Q for
                        the period ended September 30, 1994), incorporated by
                        reference to Exhibit 10.201 of Registrant's report on
                        Form 10-Q for the period ended March 31, 1999.

       10.202           License and Supply Agreement between Ortho Diagnostic
                        Systems, Inc., a New Jersey corporation, the Registrant and
                        Abbott Laboratories, an Illinois corporation, dated
                        August 17, 1989 (with certain confidential information
                        deleted) (initially filed as Exhibit 10.31 to Registrant's report on Form 10-K for fiscal year 1989, and refiled as
                        Exhibit 10.15 of the Registrant's report on Form 10-Q for
                        the quarter ended June 30, 1994), incorporated by reference to Exhibit 10.202 of Registrant's report on Form 10-Q for
                        the period ended March 31, 1999.

       10.203           Regulatory Filing, Development and Supply Agreement between the Registrant, Cetus Oncology Corporation, a wholly-owned subsidiary of the Registrant, and Schering AG, a German
                        company, dated as of May 10, 1993 (initially filed as
                        Exhibit 10.50 to Registrant's report on Form 10-Q for period ended September 30, 1993), incorporated by reference to
                        Exhibit 10.203 of Registrant's report on Form 10-K for
                        fiscal year 1998. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                        Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                        following statement: "Confidential portions of material have been omitted and filed separately with the Securities and
                        Exchange Commission".)

       10.204           Letter Agreement dated December 30, 1993 by and between
                        Registrant and Schering AG, a German company (initially
                        filed as Exhibit 10.51 to Registrant's report on Form 10-K for fiscal year 1993), incorporated by reference to
                        Exhibit 10.204 of Registrant's report on Form 10-K for
                        fiscal year 1998. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                        Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                        following statement: "Confidential portions of material have been omitted and filed separately with the Securities and
                        Exchange Commission".)

       10.205           Amendment Agreement (HDS Fees and Deeply Discounted Vials)
                        dated as of September 23, 1997 between Registrant and
                        Schering Aktiengesellschaft, incorporated by reference to
                        Exhibit 10.205 of the Registrant's report on Form 10-K for fiscal year 1997. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                        Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                        following statement: "Confidential Treatment Requested".)

       10.206           Agreement between the Registrant and Cephalon, Inc. dated as of January 7, 1994, and Letter Agreements between the
                        Registrant and Cephalon dated January 13, 1995 and May 23,
                        1995 (initially filed as Exhibit 10.85 to Registrant's
                        report on Form 10-K for fiscal year 1995), incorporated by reference to Exhibit 10.206 of Registrant's report on
                        Form 10-Q for period ended March 31, 1999. (Certain
                        information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission
                        pursuant to a request by Registrant for confidential
                        treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement:
                        "Confidential Treatment Requested".)

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
       10.207           Letter Agreement dated as of December 4, 1997, between the
                        Registrant and Ortho Pharmaceutical Corporation and Ortho
                        Biotech, Inc., incorporated by reference to Exhibit 10.207 of the Registrant's report on Form 10-K for fiscal year
                        1997. (Certain information has been omitted from the
                        Agreement and filed separately with the Securities and
                        Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                        following statement: "Confidential Treatment Requested".)

       10.208           Through 10.299 Reserved

       10.301           Settlement Agreement on Purified IL-2, made as of April 14,
                        1995, by and between Cetus Oncology Corporation, dba Chiron
                        Therapeutics, a Delaware corporation, and Takeda Chemical
                        Industries, Ltd., a Japanese corporation, incorporated by
                        reference to Exhibit 10.74 of the Registrant's report on
                        Form 10-Q for the period ended July 2, 1995. (Certain
                        information has been omitted from the Agreement pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2.)

       10.302           Agreement, effective as of December 21, 1988, by and between
                        Hoffmann-La Roche Inc., a New Jersey corporation, and Cetus
                        Corporation, incorporated by reference to Exhibit 10.70 of the Registrant's report on Form 10-Q for the period ended
                        April 2, 1995. (Certain information has been omitted from
                        the Agreement pursuant to a request by Registrant for
                        confidential treatment pursuant to Rule 24b-2.)

       10.303           Agreement, effective as of December 21, 1988, by and among
                        F. Hoffmann-La Roche Ltd., a Swiss corporation, Cetus
                        Corporation, and EuroCetus International, B.V., a
                        Netherlands Antilles corporation, incorporated by reference to Exhibit 10.71 of the Registrant's report on Form 10-Q
                        for the period ended April 2, 1995. (Certain information has been omitted from the Agreement pursuant to a request by
                        Registrant for confidential treatment pursuant to
                        Rule 24b-2.)

       10.304           License Agreement made and entered into December 1, 1987, by and between Sloan Kettering Institute for Cancer Research, a not-for-profit New York corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.75 of the
                        Registrant's report on Form 10-Q for the period ended
                        July 2, 1995. (Certain information has been omitted from the
                        Agreement pursuant to a request by Registrant for
                        confidential treatment pursuant to Rule 24b-2.)

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

       10.306           HCV Probe License and Option Agreement dated September 26,
                        1999, between Abbott Laboratories, an Illinois corporation, and the Registrant, incorporated by reference to
                        Exhibit 10.306 of Registrant's report on Form 10-Q for the period ended September 30, 1999. (Certain information has
                        been omitted from the Agreement and filed separately with
                        the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to
                        Rule 24b-2. The omitted confidential information has been
                        identified by the following statement "Confidential
                        Treatment Requested".)

       10.307           Through 10.399 Reserved

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
       10.401           Stock Purchase Agreement, dated as of October 21, 1997,
                        between Bausch & Lomb Incorporated and Registrant,
                        incorporated by reference to Exhibit 99.1 of the
                        Registrant's current report on Form 8-K dated January 12,
                        1998.

       10.402           Stock Purchase Agreement, dated as of September 17, 1998,
                        among Bayer Corporation, the Registrant and Chiron
                        Diagnostics Corporation, and Exhibits thereto, incorporated by reference to Exhibit 10.402 of the Registrant's report on
                        Form 10-Q for the period ended September 27, 1998. (Certain information has been omitted from the Agreement and filed
                        separately with the Securities and Exchange Commission
                        pursuant to a request by Registrant for confidential
                        treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement
                        "Confidential Treatment Requested".)

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

       10.404           Through 10.499 Reserved

       10.501 Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Annex 2 of the Registrant's Proxy Statement dated April 11, 1997.*

       10.502           Form of Stock Option Agreement, Chiron 1991 Stock Option
                        Plan, as amended, for Employees of the Registrant, incorporated by reference to Exhibit 10.510 of the Registrant's report on Form 10-Q for the period ended
                        September 27, 1998.*

       10.503           Form of Stock Option Agreement, Chiron 1991 Stock Option
                        Plan, as amended, for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.511 of the Registrant's report on Form 10-Q for the period ended
                        September 27, 1998.*

       10.504           Form of Automatic Share Right Agreement, Chiron 1991 Stock
                        Option Plan, as amended, incorporated by reference to
                        Exhibit 10.19 of Registrant's report on Form 10-Q for the period ended September 29, 1996.*

       10.505           Forms of Option Agreements, Cetus Corporation Amended and
                        Restated Common Stock Option Plan, incorporated by reference to Exhibit 10.27 of Registrant's report on Form 10-Q for the period ended March 30, 1997.*

       10.506           Forms of Supplemental Letter concerning the assumption of
                        Cetus Corporation options by the Registrant, incorporated by reference to Exhibit 10.27 of Registrant's report on
                        Form 10-K for fiscal year 1996.*

       10.507           Form of Option Agreement (with Purchase Agreements attached thereto) between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership, a
                        California limited partnership (initially filed as
                        Exhibit 10.31 of the Registrant's report on Form 10-Q for
                        the period ended September 30, 1994), incorporated by
                        reference to Exhibit 10.507 of Registrant's report on
                        Form 10-Q for the period ended June 30, 1999.

       10.508           Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December 30, 1986, between Cetus
                        Corporation and each former limited partner of Cetus
                        Healthcare Limited Partnership II, a California limited
                        partnership (initially filed as Exhibit 10.32 of the
                        Registrant's report on Form 10-Q for the period ended
                        September 30, 1994), incorporated by reference to
                        Exhibit 10.508 of Registrant's report on Form 10-Q for the period ended June 30, 1999.

       10.509           Description of Chiron Corporation's 1999 Executive Officers
                        Variable Compensation Program.*

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
       10.510           Form of Performance Unit Agreement, Chiron 1991 Stock Option
                        Plan, as amended, incorporated by reference to
                        Exhibit 10.94 of the Registrant's report on Form 10-K for
                        fiscal year 1996.*

       10.511           Through 10.599 Reserved

       10.601           Indemnification Agreement between the Registrant and
                        Dr. William J. Rutter, dated as of February 12, 1987 (which form of agreement is used for each member of Registrant's
                        Board of Directors) (initially filed as Exhibit 10.21 of the
                        Registrant's report on Form 10-Q for the period ended
                        September 30, 1994), incorporated by reference to
                        Exhibit 10.601 of Registrant's report on Form 10-Q for the period ended June 30, 1999.

       10.602           Supplemental Benefits Agreement, dated July 21, 1989,
                        between the Registrant and Dr. William J. Rutter (initially filed as Exhibit 10.27 of the Registrant's report on
                        Form 10-Q for the period ended September 30, 1994),
                        incorporated by reference to Exhibit 10.602 of Registrant's report on Form 10-Q for the period ended June 30, 1999.*

       10.603           Letter Agreement dated September 26, 1990 between the
                        Registrant and William G. Green (initially filed as
                        Exhibit 10.41 of the Registrant's report on Form 10-K for fiscal year 1992), incorporated by reference to
                        Exhibit 10.603 of Registrant's report on Form 10-K for fiscal year 1998.*

       10.604 Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between the Registrant and Lewis T.
                        Williams (initially filed as Exhibit 10.54 of the Registrant's report on Form 10-Q for the period ended
                        September 30, 1994), incorporated by reference to
                        Exhibit 10.604 of Registrant's report on Form 10-Q for the period ended June 30, 1999.*

       10.605           Letter Agreement dated January 27, 1998, between the
                        Registrant and Lewis T. Williams, incorporated by reference to Exhibit 10.605 of the Registrant's report on Form 10-K
                        for fiscal year 1997.*

       10.606           Through 10.610 Reserved

       10.611           Letter Agreement dated March 18, 1998 between Registrant and
                        Sean P. Lance, incorporated by reference to Exhibit 10.611 of the Registrant's report on Form 10-K for fiscal year
                        1997.*

       10.612           Amended and Restated Promissory Note dated as of August 7,
                        1998, executed by Sean P. Lance for the benefit of
                        Registrant, incorporated by reference to Exhibit 10.612 of the Registrant's report on Form 10-K for fiscal year 1998.*

       10.613           Letter Agreement dated March 19, 1998 between Registrant and
                        James R. Sulat, incorporated by reference to Exhibit 10.612 of the Registrant's report on Form 10-K for fiscal year
                        1997.*

       10.614           Letter Agreement dated May 28, 1999 between Registrant and
                        Paul J. Hastings, as supplemented by Promissory Note dated
                        July 20, 1999, executed by Mr. Hastings, incorporated by reference to Exhibit 10.614 of the Registrant's report on Form 10-Q for the period ended September 30, 1999.*

       10.615           Consulting Agreement dated February 25, 2000, between
                        Registrant and Dr. Edward E. Penhoet.*

       10.616           Consulting Agreement dated February 25, 2000, between
                        Registrant and Dr. William J. Rutter.*

       10.617           Through 10.699 Reserved

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
       10.701           Investment Agreement dated as of November 20, 1994 among
                        Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech
                        Partnership, Inc. and Chiron Corporation (initially filed as
                        Exhibit 10.54 of the Registrant's current report on
                        Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.701 of the Registrant's report on Form 10-Q
                        for the period ended June 30, 1999.

       10.702           Governance Agreement dated as of November 20, 1994 among
                        Ciba-Geigy Limited, Ciba-Geigy Corporation and Chiron
                        Corporation (initially filed as Exhibit 10.55 of the Registrant's current report on Form 8-K dated November 20,
                        1994), incorporated by reference to Exhibit 10.702 of the Registrant's report on Form 10-Q for the period ended
                        June 30, 1999.

       10.703           Subscription Agreement dated as of November 20, 1994 among
                        Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech
                        Partnership, Inc. and Chiron Corporation (initially filed as
                        Exhibit 10.56 of the Registrant's current report on
                        Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.703 of the Registrant's report on Form 10-Q
                        for the period ended June 30, 1999.

       10.704 Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy Limited and Chiron
                        Corporation (initially filed as Exhibit 10.57 of the Registrant's current report on Form 8-K dated November 20,
                        1994), incorporated by reference to Exhibit 10.704 of the Registrant's report on Form 10-Q for the period ended
                        June 30, 1999.

       10.705           Registration Rights Agreement dated as of November 20, 1994 between Ciba Biotech Partnership, Inc. and Chiron
                        Corporation (initially filed as Exhibit 10.58 of the
                        Registrant's current report on Form 8-K dated November 20,
                        1994), incorporated by reference to Exhibit 10.705 of the
                        Registrant's report on Form 10-Q for the period ended
                        June 30, 1999.

       10.706           Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba
                        Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.59 of the Registrant's current report on
                        Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.706 of the Registrant's report on Form 10-Q
                        for the period ended June 30, 1999.

       10.707           Amendment dated as of January 3, 1995 among Ciba-Geigy
                        Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership,
                        Inc. and Chiron Corporation (initially filed as
                        Exhibit 10.60 of the Registrant's current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.707 of the Registrant's report on Form 10-Q for the period ended September 30, 1999.

       10.708           Supplemental Agreement dated as of January 3, 1995 among
                        Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech
                        Partnership, Inc. and Chiron Corporation (initially filed as
                        Exhibit 10.61 of the Registrant's current report on
                        Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.708 of the Registrant's report on Form 10-Q
                        for the period ended September 30, 1999.

       10.709           Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among Ciba-Geigy Limited,
                        Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and
                        Chiron Corporation, (initially filed as Exhibit 10.62 of the
                        Registrant's current report on Form 8-K dated January 4,
                        1995), incorporated by reference to Exhibit 10.709 of the
                        Registrant's report on Form 10-Q for the period ended
                        September 30, 1999.*

       10.710           Agreement, dated November 27, 1996, between Ciba-Geigy
                        Limited and the Registrant, incorporated by reference to
                        Exhibit 10.92 of the Registrant's current report on Form 8-K filed with the Commission on December 17, 1996.

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
       10.711           Amendment dated March 26, 1997, to Agreement dated
                        November 27, 1996, between Novartis Pharma AG and the
                        Registrant, incorporated by reference to Exhibit 10.44 of
                        the Registrant's report on Form 10-Q for the period ended
                        March 30, 1997.

       10.712           Letter Agreement dated December 19, 1997, between Novartis
                        Pharma AG and the Registrant, incorporated by reference to
                        Exhibit 10.712 of the Registrant's report on Form 10-K for fiscal year 1997.

       10.713           Letter Agreement dated December 24, 1997, between Novartis
                        Corporation and the Registrant, incorporated by reference to
                        Exhibit 10.713 of the Registrant's report on Form 10-K for fiscal year 1997. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                        Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                        following statement: "Confidential Treatment Requested".)

       10.714           Letter Agreement, dated May 6, 1996, as to consent to
                        assignment of contracts to Novartis Limited, among the
                        Registrant, Ciba-Geigy Limited, Ciba-Geigy Corporation and
                        Ciba Biotech Partnership, Inc., incorporated by reference to
                        Exhibit 10.43 of the Registrant's report on Form 10-K for
                        fiscal year 1996.

       10.715           Letter Agreement, dated December 19, 1996, regarding
                        compensation paid by the Registrant for director services
                        performed by employees of Ciba-Geigy Limited, incorporated by reference to Exhibit 10.44 of the Registrant's report on
                        Form 10-K for fiscal year 1996.*

       10.716           Letter Agreement dated September 30, 1999, between Novartis
                        Corporation and the Registrant, incorporated by reference to
                        Exhibit 10.716 of the Registrant's report on Form 10-Q for the period ended September 30, 1999. (Certain information
                        has been omitted from the Agreement and filed separately
                        with the Securities and Exchange Commission pursuant to a
                        request by Registrant for confidential treatment pursuant to
                        Rule 24b-2. The omitted confidential information has been
                        identified by the following statement: "Confidential
                        Treatment Requested".)

       10.717           Chiron Funding L.L.C. Limited Liability Company Agreement,
                        entered into and effective as of December 28, 1995, among
                        the Registrant, Chiron Biocine Company and Biocine S.p.A.
                        and Ciba-Geigy Corporation, incorporated by reference to
                        Exhibit 10.80 of the Registrant's report on Form 10-K for
                        fiscal year 1995. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                        Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                        following statement: "Confidential Treatment Requested".)

       10.718           Agreement between Ciba-Geigy Limited and the Registrant made
                        November 15, 1995, incorporated by reference to
                        Exhibit 10.81 of the Registrant's report on Form 10-K for
                        fiscal year 1995. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                        Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                        following statement: "Confidential Treatment Requested".)

       10.719           Reimbursement Agreement dated as of March 24, 1995, between
                        Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.76 of the
                        Registrant's report on Form 10-Q for the period ended
                        July 2, 1995.

       10.720           Reimbursement Agreement, dated as of June 28, 1996, between
                        Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.94 of the
                        Registrant's report on Form 10-Q for the period ended
                        June 30, 1996.

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
       10.721           Reimbursement Agreement, dated as of July 12, 1996, between
                        Ciba-Geigy Limited, a Swiss corporation, and the Registrant, incorporated by reference to Exhibit 10.93 of the
                        Registrant's report on Form 10-Q for the period ended
                        June 30, 1996.

       10.722           Letter Agreement dated December 31, 1999 between Novartis
                        Corporation and the Registrant.

       10.723           Form of Debenture Purchase Agreement between the Registrant and Ciba-Geigy, Limited, a Swiss corporation, dated
                        June 22, 1990 (initially filed as Exhibit 10.25 of the
                        Registrant's report on Form 10-K for fiscal year 1994),
                        incorporated by reference to Exhibit 10.723 of Registrant's report on Form 10-K for fiscal year 1998.

       10.724           Chiron Corporation 1.90% Convertible Subordinated Note due
                        2000, Series B (initially filed as Exhibit 10.25 of the
                        Registrant's report on Form 10-K for fiscal year 1993),
                        incorporated by reference to Exhibit 10.724 of Registrant's report on Form 10-K for fiscal year 1998.

       10.725 Promissory Note, as amended and restated, dated January 1, 1995 by Ciba Corning Diagnostics Corp. incorporated by reference to Exhibit 10.83 of the Registrant's report on Form 10-K for fiscal year 1995.

       10.726           Through 10.799 Reserved

       10.801           Through 10.899 Reserved

       21               List of Subsidiaries of the Registrant.

       23.1             Consent of KPMG LLP, Independent Auditors.

       24 Power of Attorney. The Power of Attorney set forth on pages 45 and 46 is incorporated herein by reference.

       27.1             Financial Data Schedule for Fiscal Year ended December 31,
                        1999.

       27.2             Financial Data Schedule for Fiscal Year ended January 3,
                        1999.

       27.3             Financial Data Schedule for Fiscal Year ended December 28,
                        1997.

------------------------

*   Management contract, compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: March 9, 2000

                                                       CHIRON CORPORATION

                                                       By               /s/ SEAN P. LANCE
                                                           ------------------------------------------
                                                                          Sean P. Lance
                                                                   CHIEF EXECUTIVE OFFICER AND
                                                                PRESIDENT; CHAIRMAN OF THE BOARD

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chief Executive Officer and
                  /s/ SEAN P. LANCE                      President; Chairman of
     -------------------------------------------         the Board; Director          March 9, 2000
                    Sean P. Lance                        (Principal Executive
                                                         Officer)

                                                       Vice President, Chief
                 /s/ JAMES R. SULAT                      Financial Officer
     -------------------------------------------         (Principal Financial         March 9, 2000
                   James R. Sulat                        Officer)

                 /s/ DAVID V. SMITH                    Vice President, Controller
     -------------------------------------------         (Principal Accounting        March 9, 2000
                   David V. Smith                        Officer)

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ RAYMUND BREU
     -------------------------------------------       Director                       March 9, 2000
                 Raymund Breu, Ph.D.

                /s/ VAUGHN D. BRYSON
     -------------------------------------------       Director                       March 9, 2000
                  Vaughn D. Bryson

                /s/ LEWIS W. COLEMAN
     -------------------------------------------       Director                       March 9, 2000
                  Lewis W. Coleman

                /s/ PIERRE E. DOUAZE
     -------------------------------------------       Director                       March 9, 2000
                  Pierre E. Douaze

                /s/ DONALD A. GLASER
     -------------------------------------------       Director                       March 9, 2000
               Donald A. Glaser, Ph.D.

                /s/ PAUL L. HERRLING
     -------------------------------------------       Director                       March 9, 2000
               Paul L. Herrling, Ph.D.

                /s/ EDWARD E. PENHOET
     -------------------------------------------       Director                       March 9, 2000
              Edward E. Penhoet, Ph.D.

                /s/ WILLIAM J. RUTTER
     -------------------------------------------       Director                       March 9, 2000
              William J. Rutter, Ph.D.

                 /s/ JACK W. SCHULER
     -------------------------------------------       Director                       March 9, 2000
                   Jack W. Schuler

               /s/ PIETER J. STRIJKERT
     -------------------------------------------       Director                       March 9, 2000
             Pieter J. Strijkert, Ph.D.

                /s/ LEWIS T. WILLIAMS
     -------------------------------------------       Director                       March 9, 2000
           Lewis T. Williams, M.D., Ph.D.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Chiron Corporation:

    We have audited the accompanying consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chiron Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

San Francisco, California
January 31, 2000

                               CHIRON CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $  363,865   $  513,315
  Short-term investments in marketable debt securities......     640,027      716,619
  Short-term investments in equity securities...............       3,315           --
                                                              ----------   ----------
    Total cash and short-term investments...................   1,007,207    1,229,934
  Accounts receivable, net of allowances of $16,998 in 1999
    and $18,160 in 1998:
    Related parties.........................................      23,117       49,256
    Unrelated parties.......................................     138,766      118,332
                                                              ----------   ----------
                                                                 161,883      167,588
  Current portion of note receivable........................       3,233           --
  Inventories...............................................      84,724       79,862
  Other current assets:
    Related parties.........................................       1,160          245
    Unrelated parties.......................................      81,093      153,313
                                                              ----------   ----------
                                                                  82,253      153,558
                                                              ----------   ----------
      Total current assets..................................   1,339,300    1,630,942
Noncurrent investments in marketable debt securities........     547,580      360,069
Property, plant, equipment and leasehold improvements, at
  cost:
  Land and buildings........................................     132,861      141,452
  Laboratory, production and office equipment...............     291,503      236,803
  Leasehold improvements....................................      73,143       84,607
  Construction in progress..................................      23,894       38,321
                                                              ----------   ----------
                                                                 521,401      501,183
  Less accumulated depreciation and amortization............    (222,566)    (198,102)
                                                              ----------   ----------
  Net property, plant, equipment and leasehold
    improvements............................................     298,835      303,081
Purchased technology, net of accumulated amortization of
  $22,933 in 1999 and $20,500 in 1998.......................      11,722       14,753
Other intangible assets, net of accumulated amortization of
  $59,790 in 1999 and $48,497 in 1998.......................     143,320      167,534
Investments in equity securities and affiliated companies...      63,021       27,456
Notes receivable............................................      13,967           --
Other assets:
  Related parties...........................................       1,115        3,134
  Unrelated parties.........................................      39,909       17,295
                                                              ----------   ----------
                                                                  41,024       20,429
                                                              ----------   ----------
                                                              $2,458,769   $2,524,264
                                                              ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Current liabilities:
  Accounts payable:
    Related parties.........................................  $    2,649   $       --
    Unrelated parties.......................................      43,538       44,833
                                                              ----------   ----------
                                                                  46,187       44,833
  Accrued compensation and related expenses.................      45,102       40,727
  Short-term borrowings.....................................      20,300       17,554
  Current portion of long-term debt:
    Related parties.........................................       9,845           --
    Unrelated parties.......................................     239,689        1,652
                                                              ----------   ----------
                                                                 249,534        1,652
  Note payable to Novartis..................................      67,791       63,945
  Current portion of unearned revenue:
    Related parties.........................................          86           --
    Unrelated parties.......................................      42,438       41,893
                                                              ----------   ----------
                                                                  42,524       41,893
  Taxes payable.............................................      19,118      180,536
  Other current liabilities:
    Related parties.........................................         180           --
    Unrelated parties.......................................     122,195      166,295
                                                              ----------   ----------
                                                                 122,375      166,295
    Total current liabilities...............................     612,931      557,435
Long-term debt:
    Related parties.........................................          --        9,601
    Unrelated parties.......................................      96,958      328,557
                                                              ----------   ----------
                                                                  96,958      338,158
Other noncurrent liabilities:
    Related parties.........................................         232           --
    Unrelated parties.......................................      55,811       82,869
                                                              ----------   ----------
                                                                  56,043       82,869
                                                              ----------   ----------
    Total liabilities.......................................     765,932      978,462
                                                              ----------   ----------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par value; 5,000,000 shares
      authorized; none outstanding..........................          --           --
    Common stock, $0.01 par value; 499,500,000 shares
      authorized; 181,863,000 outstanding in 1999 and
      179,925,000 outstanding in 1998.......................       1,819        1,799
    Restricted common stock, $0.01 par value; 500,000 shares
      authorized; none outstanding..........................          --           --
Additional paid-in capital..................................   2,057,418    1,979,615
Accumulated deficit.........................................    (323,037)    (437,873)
Accumulated other comprehensive income......................       3,351        2,261
Treasury stock, at cost (1,230,000 shares)..................     (46,714)          --
                                                              ----------   ----------
    Total stockholders' equity..............................   1,692,837    1,545,802
                                                              ----------   ----------
                                                              $2,458,769   $2,524,264
                                                              ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Product sales, net:
    Related parties.........................................  $  1,927   $  1,086   $     --
    Unrelated parties.......................................   419,750    398,165    252,729
                                                              --------   --------   --------
                                                               421,677    399,251    252,729
  Equity in earnings of unconsolidated joint businesses.....    79,320     73,969    106,356
  Collaborative agreement revenues:
    Related parties.........................................    60,417     75,352     78,770
    Unrelated parties.......................................    15,769     14,506     36,284
                                                              --------   --------   --------
                                                                76,186     89,858    115,054
  Royalty and license fee revenues..........................   133,215    125,263     50,368
  Other revenues:
    Related parties.........................................        --     10,103     43,624
    Unrelated parties.......................................    52,248     38,229      6,468
                                                              --------   --------   --------
                                                                52,248     48,332     50,092
                                                              --------   --------   --------
      Total revenues........................................   762,646    736,673    574,599
                                                              --------   --------   --------
Operating expenses:
  Cost of sales:
    Related parties.........................................       752        485         --
    Unrelated parties.......................................   183,662    174,318    114,063
                                                              --------   --------   --------
                                                               184,414    174,803    114,063
  Research and development..................................   303,399    286,622    256,582
  Selling, general and administrative.......................   180,937    142,563    108,792
  Write-off of purchased in-process technologies............        --      1,645         --
  Impairment loss on long-lived assets......................        --         --     31,300
  Restructuring and reorganization charges..................       197     26,754         --
  Other operating expenses..................................    11,382     19,391      4,767
                                                              --------   --------   --------
      Total operating expenses..............................   680,329    651,778    515,504
                                                              --------   --------   --------
  Income from operations....................................    82,317     84,895     59,095

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Income from operations......................................  $ 82,317   $ 84,895   $ 59,095
Gain on sale of assets......................................       872      7,751         --
Gain on sale of intangible assets...........................     7,490         --         --
Interest expense:
  Related parties...........................................    (3,691)    (3,379)    (3,413)
  Unrelated parties.........................................   (20,201)   (21,294)   (28,197)
                                                              --------   --------   --------
                                                               (23,892)   (24,673)   (31,610)
Other income, net...........................................    89,857     27,010     12,721
                                                              --------   --------   --------
Income from continuing operations before income taxes.......   156,644     94,983     40,206
Provision for income taxes..................................    28,240     18,985     14,424
                                                              --------   --------   --------
Income from continuing operations...........................   128,404     75,998     25,782
                                                              --------   --------   --------
Discontinued operations:
  Income from discontinued operations.......................        --      7,121     30,280
  Gain on disposal of discontinued operations...............    32,173    440,994     15,157
                                                              --------   --------   --------
Net income..................................................  $160,577   $524,113   $ 71,219
                                                              ========   ========   ========
Basic earnings per common share:
  Income from continuing operations.........................  $   0.71   $   0.43   $   0.15
                                                              ========   ========   ========
  Net income................................................  $   0.89   $   2.95   $   0.41
                                                              ========   ========   ========
Diluted earnings per common share:
  Income from continuing operations.........................  $   0.69   $   0.42   $   0.14
                                                              ========   ========   ========
  Net income................................................  $   0.86   $   2.90   $   0.40
                                                              ========   ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income..................................................  $160,577   $524,113   $ 71,219
Other comprehensive income (loss):
  Foreign currency translation adjustment:
    Change in foreign currency translation adjustment during
      the period............................................   (28,779)    33,830    (21,486)
    Reclassification adjustment for gain included in
      discontinued operations...............................        --     (7,819)        --
                                                              --------   --------   --------
    Net foreign currency translation adjustment.............   (28,779)    26,011    (21,486)
                                                              --------   --------   --------
  Unrealized gains (losses) from investments:
    Unrealized holding gains (losses) arising during the
      period................................................    33,926     (6,715)   (16,818)
    Reclassification adjustment for net losses (gains)
      included in net income, net of tax benefit (provision)
      of ($1,556), $1,400 and ($1,553) in 1999, 1998 and
      1997, respectively....................................    (3,783)     2,490     (2,760)
                                                              --------   --------   --------
    Net unrealized gains (losses) from investments..........    30,143     (4,225)   (19,578)
                                                              --------   --------   --------
  Minimum pension liability adjustment (net of tax benefit
    of $80 and $136 in 1999 and 1998, respectively).........      (274)      (717)        --
                                                              --------   --------   --------
  Other comprehensive income (loss).........................     1,090     21,069    (41,064)
                                                              --------   --------   --------
Comprehensive income........................................  $161,667   $545,182   $ 30,155
                                                              ========   ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                             ACCUMULATED
                                             COMMON STOCK       ADDITIONAL                      OTHER           TREASURY STOCK
                                          -------------------    PAID-IN     ACCUMULATED    COMPREHENSIVE    --------------------
                                           SHARES     AMOUNT     CAPITAL       DEFICIT      INCOME (LOSS)     SHARES     AMOUNT
                                          --------   --------   ----------   ------------   --------------   --------   ---------
Balances at December 31, 1996...........   170,675    $1,707    $1,774,406   $(1,032,554)      $ 22,256           --    $      --
Exercise of stock options...............     3,632        36       41,235             --             --           --           --
Tax benefits from employee stock
  plans.................................        --        --       17,923             --             --           --           --
Employee stock purchase plan............     1,352        14       20,027             --             --           --           --
Foreign currency translation
  adjustment............................        --        --           --             --        (21,486)          --           --
Unrealized loss from investments........        --        --           --             --        (19,578)          --           --
Collection of a loan to employee for
  stock purchases.......................        --        --           --             --             --           --           --
Elimination of one-month lag in
  reporting of Chiron Behring...........        --        --           --           (651)            --           --           --
Net income..............................        --        --           --         71,219             --           --           --
                                          --------    ------    ----------   -----------       --------      -------    ---------
Balances at December 31, 1997...........   175,659     1,757    1,853,591       (961,986)       (18,808)          --           --
Exercise of stock options...............     3,308        33       51,341             --             --           --           --
Tax benefits from employee stock
  plans.................................        --        --       60,119             --             --           --           --
Employee stock purchase plan............       958         9       14,564             --             --           --           --
Foreign currency translation
  adjustment............................        --        --           --             --         26,011           --           --
Unrealized loss from investments........        --        --           --             --         (4,225)          --           --
Minimum pension liability adjustment....        --        --           --             --           (717)          --           --
Collection of a loan to employee for
  stock purchases.......................        --        --           --             --             --           --           --
Net income..............................        --        --           --        524,113             --
                                          --------    ------    ----------   -----------       --------      -------    ---------
Balances at December 31, 1998...........   179,925     1,799    1,979,615       (437,873)         2,261           --           --
Repurchase of treasury stock............        --        --           --             --             --       (4,838)    (150,425)
Exercise of stock options...............     1,742        18       31,502        (38,868)            --        3,419       98,575
Tax benefits from employee stock
  plans.................................        --        --       42,803             --             --           --           --
Employee stock purchase plan............       196         2        3,498         (1,640)            --          189        5,136
Foreign currency translation
  adjustment............................        --        --           --             --        (28,779)          --           --
Unrealized gain from investments........        --        --           --             --         30,143           --           --
Minimum pension liability adjustment....        --        --           --             --           (274)          --           --
Elimination of one-month lag in
  reporting of Chiron S.p.A.............        --        --           --         (5,233)            --           --           --
Net income..............................        --        --           --        160,577             --           --           --
                                          --------    ------    ----------   -----------       --------      -------    ---------
Balances at December 31, 1999...........   181,863    $1,819    $2,057,418   $  (323,037)      $  3,351       (1,230)   $ (46,714)
                                          ========    ======    ==========   ===========       ========      =======    =========

                                            NOTES
                                          RECEIVABLE
                                          FOR STOCK
                                          PURCHASES      TOTAL
                                          ----------   ----------
Balances at December 31, 1996...........    $(960)     $  764,855
Exercise of stock options...............       --          41,271
Tax benefits from employee stock
  plans.................................       --          17,923
Employee stock purchase plan............       --          20,041
Foreign currency translation
  adjustment............................       --         (21,486)
Unrealized loss from investments........       --         (19,578)
Collection of a loan to employee for
  stock purchases.......................      351             351
Elimination of one-month lag in
  reporting of Chiron Behring...........       --            (651)
Net income..............................       --          71,219
                                            -----      ----------
Balances at December 31, 1997...........     (609)        873,945
Exercise of stock options...............       --          51,374
Tax benefits from employee stock
  plans.................................       --          60,119
Employee stock purchase plan............       --          14,573
Foreign currency translation
  adjustment............................       --          26,011
Unrealized loss from investments........       --          (4,225)
Minimum pension liability adjustment....       --            (717)
Collection of a loan to employee for
  stock purchases.......................      609             609
Net income..............................       --         524,113
                                            -----      ----------
Balances at December 31, 1998...........       --       1,545,802
Repurchase of treasury stock............       --        (150,425)
Exercise of stock options...............       --          91,227
Tax benefits from employee stock
  plans.................................       --          42,803
Employee stock purchase plan............       --           6,996
Foreign currency translation
  adjustment............................       --         (28,779)
Unrealized gain from investments........       --          30,143
Minimum pension liability adjustment....       --            (274)
Elimination of one-month lag in
  reporting of Chiron S.p.A.............       --          (5,233)
Net income..............................       --         160,577
                                            -----      ----------
Balances at December 31, 1999...........    $  --      $1,692,837
                                            =====      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999          1998         1997
                                                              -----------   -----------   ---------
Cash flows from operating activities:
  Net income................................................  $   160,577   $   524,113   $  71,219
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       68,895       107,861     102,589
    Impairment loss on long-lived assets....................           --            --      31,300
    Gain on sale of assets..................................         (872)       (7,751)     (3,440)
    Gain on sale of intangible assets.......................       (7,490)           --          --
    Gain on disposal of discontinued operations.............      (32,173)     (440,994)    (15,157)
    Gain on sale of equity securities.......................       (3,783)       (4,475)     (5,541)
    Gain on sale of interests in affiliated companies.......           --        (1,815)         --
    Unrealized gain on trading securities...................       (3,352)           --          --
    Write-off of purchased in-process technologies..........           --         1,645          --
    Write-off of property, plant, equipment and leasehold
      improvements..........................................          767         5,141       4,291
    Write-down of investments...............................        1,716         8,365       1,206
    Changes in reserves.....................................       17,056        18,412      30,046
    Changes in estimated liabilities........................       (2,911)       (5,666)    (17,596)
    Deferred income taxes...................................       (5,864)      (43,180)    (20,556)
    Tax benefits from employee stock plans..................       42,803        60,119      17,923
    Undistributed earnings of affiliates....................       (1,193)         (263)    (14,473)
    Other, net..............................................       11,132         8,910      10,408
  Changes, excluding effect of acquisitions and
    dispositions, to:
    Accounts receivable.....................................      (15,797)      (10,540)    (12,974)
    Inventories.............................................      (37,357)      (17,985)    (40,635)
    Other current assets....................................         (327)      (48,826)      8,355
    Accounts payable and accrued expenses...................     (111,918)      (29,998)     (2,062)
    Current portion of unearned revenue.....................      (18,142)       38,527      (5,907)
    Other current liabilities...............................      (38,233)       14,273       5,890
    Other noncurrent liabilities............................       (2,649)       55,796       4,626
                                                              -----------   -----------   ---------
      Net cash provided by operating activities.............       20,885       231,669     149,512
                                                              -----------   -----------   ---------
Cash flows from investing activities:
  Purchases of investments in marketable debt securities....   (1,155,363)   (1,206,797)   (219,522)
  Proceeds from sale and maturity of investments in
    marketable debt securities..............................    1,047,429       282,658     120,306
  Business acquired, net of cash acquired...................           --       (54,770)         --
  Capital expenditures......................................      (64,594)     (126,303)    (77,524)
  Proceeds from sale of assets..............................       21,751        38,570      29,928
  Proceeds from disposal of discontinued operations.........       46,912     1,292,164          --
  Purchases of equity securities and interests in affiliated
    companies...............................................           --        (1,284)    (10,942)
  Proceeds from sale of equity securities and interests in
    affiliated companies....................................        3,783        24,161       5,596
  Increase (decrease) in other assets.......................      (16,745)        6,410     (16,804)
                                                              -----------   -----------   ---------
      Net cash (used in) provided by investing activities...     (116,827)      254,809    (168,962)
                                                              -----------   -----------   ---------
Cash flows from financing activities:
  Net proceeds from (repayment of) short-term borrowings....      (15,332)     (129,133)     20,589
  Repayment of debt and capital leases......................       (2,443)       (9,069)    (32,272)
  Proceeds from issuance of debt............................        6,936            --          --
  Proceeds from issuance of common stock....................       35,020        66,556      61,502
  Payments to acquire treasury stock........................     (140,819)           --          --
  Proceeds from reissuance of treasury stock................       63,130            --          --
                                                              -----------   -----------   ---------
      Net cash (used in) provided by financing activities...      (53,508)      (71,646)     49,819
                                                              -----------   -----------   ---------
      Net (decrease) increase in cash and cash
        equivalents.........................................     (149,450)      414,832      30,369
Cash and cash equivalents at beginning of the year..........      513,315        98,483      68,114
                                                              -----------   -----------   ---------
Cash and cash equivalents at end of the year................  $   363,865   $   513,315   $  98,483
                                                              ===========   ===========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               CHIRON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND BASIS OF PRESENTATION

    Chiron Corporation ("Chiron" or the "Company") is a biotechnology company that develops, manufactures and markets human healthcare products for the prevention and treatment of disease utilizing innovations in biology and chemistry. Chiron participates in three human healthcare businesses: (i) biopharmaceuticals, with an emphasis on cancer, infectious diseases and cardiovascular diseases; (ii) adult and pediatric vaccines; and (iii) blood testing. The Company is applying a broad and integrated scientific approach to the development of innovative products for preventing and treating cancer, infectious diseases and cardiovascular diseases. This approach is supported by research strengths in recombinant proteins, small molecules, genomics and vaccines.

    On December 29, 1997, Chiron completed the sale of its ophthalmics business, Chiron Vision Corporation ("Chiron Vision"), to Bausch & Lomb Incorporated ("B&L"), and on November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer") (see
Note 4). As a result of these transactions, the Company's Consolidated Statements of Operations reflect the after-tax results of Chiron Vision and Chiron Diagnostics as discontinued operations for all periods presented.

    On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring GmbH & Co ("Chiron Behring"), not previously owned, from Hoechst AG. Beginning in the second quarter of 1998, the results of Chiron Behring were consolidated with those of the Company (see Note 5).

    Prior to fiscal year 1999, the results of Chiron's Italian subsidiary ("Chiron S.p.A.") were reported on a one-month lag. In the first quarter of 1999, the results of Chiron S.p.A. were brought current. As a result, during fiscal year 1999, the Company recorded a loss of $5.2 million for the month of December 1998 as a component of "Accumulated deficit" in the Consolidated Balance Sheets.

FISCAL YEAR

    Effective with the beginning of fiscal year 1999, the Company changed its fiscal year from a 52 or 53-week year ending on the Sunday nearest the last day in December to coincide with a calendar year ending on December 31. In 1998, the Company's fiscal year was a 53-week year ending on January 3, 1999, and in 1997, the Company's fiscal year was a 52-week year ending on December 28, 1997. For presentation purposes, dates used in the consolidated financial statements and notes thereto refer to the fiscal year end.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures, partnerships and interests in which Chiron has an equity interest of 50% or less are accounted for using either the equity or cost method. Certain investments in affiliated companies are accounted for either on a one-month or one-quarter lag.

USE OF ESTIMATES AND RECLASSIFICATIONS

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Company's consolidated financial statements and notes thereto. Actual results could differ materially from those estimates.

    The Consolidated Financial Statements for 1997 have been reclassified to separately identify the results of Chiron's discontinued operations. In addition, during 1999, the Company completed the implementation of an integrated information system. As a result, certain previously reported amounts have been reclassified to conform with the current period presentation.

CASH EQUIVALENTS, INVESTMENTS IN MARKETABLE DEBT SECURITIES AND INVESTMENTS IN
  EQUITY SECURITIES

    All highly liquid investments with a maturity of three months or less from the date of purchase are considered to be cash equivalents. Cash equivalents and short-term investments in marketable debt securities consist principally of money market instruments, including corporate notes and bonds, commercial paper and government agency securities. Noncurrent investments in marketable debt securities consist principally of corporate notes and bonds and government agency securities. The cost of securities sold is based on the specific identification method for debt securities and on the average cost method for equity securities.

    In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has classified its investments in certain equity securities as trading and in certain debt and equity securities as available-for-sale. Trading securities are recorded at fair value based upon year-end quoted market prices and unrealized gains and losses are included in results of operations. Available-for-sale securities are recorded at fair value based upon year-end quoted market prices and unrealized gains and losses, deemed by the Company as temporary in nature, are reported as a separate component of other comprehensive income or loss.

INVENTORIES

    Inventories are stated at the lower of cost or market using the moving weighted-average cost method as of December 31, 1999. For the period ended December 31, 1998, Chiron S.p.A.'s vaccine inventories were valued using the last-in, first-out ("LIFO") method. In the second quarter of 1999, the Company changed its inventory valuation methodology for these vaccine inventories from LIFO to the moving weighted-average cost method. The effect of this change in methodology was not material to the financial statements. Inventories consist of the following at December 31:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Finished goods............................................  $16,614    $12,301
Work in process...........................................   49,193     54,333
Raw materials.............................................   18,917     13,228
                                                            -------    -------
                                                            $84,724    $79,862
                                                            =======    =======

PROPERTY, PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, plant, equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation on property, plant and equipment, including assets held under capital leases, is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) years for equipment and 15 to 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset's useful life or remaining lease term.

INTANGIBLE AND OTHER LONG-LIVED ASSETS

    Intangible assets consist principally of purchased technologies, goodwill and patents and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $17.3 million, $15.7 million and $7.0 million, respectively. Amortization of purchased technologies and goodwill is primarily included in "Other operating expenses" and amortization of patents is primarily included in "Research and development" in the Consolidated Statements of Operations.

    As circumstances dictate, the Company assesses the recoverability of its intangible and other long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

TREASURY STOCK

    Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to additional paid-in capital. Losses on reissuance of treasury stock are charged to additional paid-in capital to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to accumulated deficit. For the year ended December 31, 1999, the Company charged losses of $40.5 million to accumulated deficit.

REVENUE RECOGNITION

    "Product sales, net" primarily consist of revenues from product shipments. For sales of Betaseron-Registered Trademark-(interferon beta-1b), the Company recognizes revenues upon shipment to its marketing partner and additional revenues upon the marketing partner's subsequent sale of Betaseron-Registered Trademark- to patients. Beginning in July 1997, the contractual terms under which Chiron recognizes Betaseron-Registered Trademark- revenues changed, with a larger portion of revenues recognized when the marketing partner realizes sales, rather than upon Chiron's initial shipment.

    "Equity in earnings of unconsolidated joint businesses" represents the Company's share of the operating results generated by its commercial unincorporated joint businesses. "Collaborative agreement revenues" are earned and recognized based upon work performed or upon the attainment of specified milestones. Under contracts where reimbursement is based upon work performed, the related research and development expenses were $49.7 million, $61.9 million and $79.5 million in 1999, 1998 and 1997, respectively. "Royalty and license fee revenues" consist of product royalty payments and fees under license agreements and are recognized when earned. Nonrefundable fees associated with royalty and license arrangements where the Company has no continuing performance obligations are recognized in income when received. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. Milestones, if any, related to scientific achievement are recognized in income when the milestone is accomplished. "Other revenues" consist primarily of fees for sales and marketing services performed, commission fees and grants from government agencies and are recognized when earned. In 1997, "Other revenues" also included revenue related to Chiron's co-

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) promotion of Novartis AG's product, Aredia-Registered Trademark-, which was recognized, in part, based on the percentage of effort expended.

CONTRACT MANUFACTURING REVENUES AND EXPENSES

    Contract manufacturing revenues are recognized upon completion of the specified contract milestones and are recorded in "Other revenues" in the Consolidated Statements of Operations. Contract manufacturing expenses are expensed as incurred and are recorded in "Other operating expenses" in the Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT EXPENSE AND WRITE-OFF OF PURCHASED IN-PROCESS
  TECHNOLOGIES

    In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 2, "Accounting for Research and Development Costs" ("SFAS 2"), research and development costs are charged to expense when incurred. Purchased in-process technologies represent the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition. In accordance with SFAS 2, as clarified by FASB Interpretation
No. 4, amounts assigned to purchased in-process technologies meeting the above stated criteria are charged to expense as part of the allocation of the purchase price of the business combination.

ADVERTISING EXPENSES

    The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 1999, 1998 and 1997 were $10.0 million, $12.2 million and $7.1 million, respectively.

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

STOCK-BASED COMPENSATION

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with SFAS 123, the Company has provided in Note 12 the pro forma disclosures of the effect on net income and earnings per common share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FOREIGN CURRENCY TRANSLATION

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

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes derivative financial instruments, including forward foreign currency contracts, foreign currency option contracts and cross currency interest rate swaps, to reduce foreign exchange and interest rate risks. The Company also uses short sales to reduce equity securities risk. Derivative financial instruments are not used for trading or speculative purposes. The Company's control environment includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency hedging activities. Counterparties to the Company's hedging agreements are major financial institutions. The Company manages the risk of counterparty default on its derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. Chiron has not experienced any losses due to counterparty default.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash, investments and trade accounts receivable. The Company invests cash, which is not required for immediate operating needs, in a diversified portfolio of financial instruments issued by financial institutions of high credit standing. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. The Company has not realized any significant losses on these investments.

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

COMPREHENSIVE INCOME

    In accordance with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), the Company has displayed the components of "Other comprehensive income
(loss)" and "Comprehensive income" in the Consolidated Statements of Comprehensive Income. No tax effect has been provided on the foreign currency translation component for any period as the undistributed earnings of the Company's foreign investments are expected to be continually reinvested.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 2--EARNINGS PER COMMON SHARE

    Basic earnings per common share is based upon the weighted-average number of common shares outstanding. Diluted earnings per common share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options, warrants and equivalents, which are included under the treasury-stock method; (ii) performance units (see Note 12) to the extent that dilutive shares are assumed issuable; and (iii) convertible subordinated debentures, which are included under the if-converted method.

    The following table sets forth the computation for basic and diluted earnings per common share on income from continuing operations for the years ended December 31:

                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (Numerator):
Income from continuing operations available to common
  stockholders..............................................   $128,404      $ 75,998      $ 25,782
Plus: Interest on 1.9% convertible debentures, net of
  taxes.....................................................      1,936            --            --
                                                               --------      --------      --------
Income available to common stockholders, plus assumed
  conversions...............................................   $130,340      $ 75,998      $ 25,782
                                                               --------      --------      --------

Shares (Denominator):
Weighted-average common shares outstanding..................    181,162       177,587       173,524

Effect of dilutive securities:
Options and equivalents.....................................      4,279         2,956         4,219
Warrants....................................................        288           190           204
Performance units...........................................         --            --            41
1.9% convertible debentures.................................      2,196            --            --
                                                               --------      --------      --------
Weighted-average common shares outstanding, plus assumed
  conversions...............................................    187,925       180,733       177,988
                                                               --------      --------      --------
Basic earnings per common share.............................   $   0.71      $   0.43      $   0.15
                                                               ========      ========      ========
Diluted earnings per common share...........................   $   0.69      $   0.42      $   0.14
                                                               ========      ========      ========

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 2--EARNINGS PER COMMON SHARE (CONTINUED)

    The following table sets forth the computation for basic and diluted earnings per common share on net income for the years ended December 31:

                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (Numerator):
Net income available to common stockholders.................   $160,577      $524,113      $ 71,219
Plus: Interest on 1.9% convertible debentures, net of
  taxes.....................................................      1,936            --            --
                                                               --------      --------      --------
Income available to common stockholders, plus assumed
  conversions...............................................   $162,513      $524,113      $ 71,219
                                                               --------      --------      --------

Shares (Denominator):
Weighted-average common shares outstanding..................    181,162       177,587       173,524

Effect of dilutive securities:
Options and equivalents.....................................      4,279         2,956         4,219
Warrants....................................................        288           190           204
Performance units...........................................         --            --            41
1.9% convertible debentures.................................      2,196            --            --
                                                               --------      --------      --------
Weighted-average common shares outstanding, plus assumed
  conversions...............................................    187,925       180,733       177,988
                                                               --------      --------      --------
Basic earnings per common share.............................   $   0.89      $   2.95      $   0.41
                                                               ========      ========      ========
Diluted earnings per common share...........................   $   0.86      $   2.90      $   0.40
                                                               ========      ========      ========

    Options to purchase 6.0 million shares, 10.1 million shares and 7.8 million shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 1999, 1998 and 1997, respectively. These options were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

    Also excluded from the computations of diluted earnings per share were 9.8 million shares, 12.0 million shares and 12.0 million shares for the years ended December 31, 1999, 1998 and 1997, respectively, of common stock issuable upon conversion of the Company's convertible subordinated debentures (see Note 10) as the interest, net of tax, per common share obtainable on conversion exceeds basic earnings per share.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 3--SUPPLEMENTAL CASH FLOW INFORMATION

                                                                1999       1998        1997
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Interest paid...............................................  $ 11,607   $  14,322   $19,973
Income taxes paid...........................................   186,707      18,350    10,792
Noncash investing and financing activities:
  Acquisitions:
    Cash acquired...........................................  $     --   $  57,119   $    --
    Fair value of all other assets acquired.................        --     206,922        --
    Liabilities assumed.....................................        --     (33,815)       --
    Acquisition costs.......................................        --      (1,180)       --
    Carrying value of original investment...................        --    (117,157)       --
                                                              --------   ---------   -------
  Total cash paid...........................................  $     --   $ 111,889   $    --
                                                              ========   =========   =======

NOTE 4--DISCONTINUED OPERATIONS

    On November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business to Bayer for $1,013.8 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Bayer Agreement"), dated as of September 17, 1998, between Chiron and Bayer. The results of operations for Chiron Diagnostics are reported as a discontinued operation for all periods presented in the Consolidated Statements of Operations. Chiron has provided customary indemnities under the terms of the Bayer Agreement.

    In connection with the sale of Chiron Diagnostics, Chiron granted to Chiron Diagnostics rights under certain Chiron patents, including non-exclusive rights to patents relating to human immunodeficiency virus ("HIV") and hepatitis C virus ("HCV"). In exchange for these rights, Chiron Diagnostics paid to Chiron $100.0 million, which is refundable in decreasing amounts through 2001. In 1999 and 1998, Chiron recognized revenues of $39.2 million and $13.3 million, respectively, which represent the portions of the $100.0 million payment which became nonrefundable during those periods. The revenues were recorded as a component of "Royalty and license fee revenues" in the Consolidated Statements of Operations. The Company anticipates recognizing the remaining revenue as follows: $29.2 million in 2000 and $18.3 million in 2001.

    As a result of the sale of Chiron Diagnostics, the Company assigned certain technology rights, which it had utilized in its blood testing and diagnostics businesses, to Bayer. The assigned rights, which had been capitalized as intangible assets and had a net book value of $9.5 million at the time of assignment, were expensed against the "Gain on disposal of discontinued operations" in 1998. Under the terms of the Agreement, Chiron and Bayer agreed to share certain future milestone payments related to these technology rights. Accordingly, Chiron made a milestone payment of $8.5 million in December 1999. Since the Company received regulatory approval in France for the transcription-mediated amplification ("TMA") combination HCV/HIV-I test in September 1999, the Company ascertained that there is future value in these technology rights and, therefore, has capitalized the related milestone payment of $8.5 million, to be amortized over 5 years.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 4--DISCONTINUED OPERATIONS (CONTINUED)
    On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to B&L for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "B&L Agreement"), dated as of October 21, 1997, between Chiron and B&L. Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million were retained by the Company upon the completion of the sale. The Company has provided customary indemnities under the terms of the B&L Agreement. In 1999, the Company reversed approximately $8.3 million reserved for contractual obligations to indemnify B&L against certain potential claims, as such obligations had expired. This was recorded as a component of "Gain on disposal of discontinued operations."

    For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of December 31, 1999 and 1998, the real estate assets of $1.9 million and $11.5 million, respectively, which represent all of the remaining net assets of Chiron's discontinued operations, are recorded in the Consolidated Balance Sheets as "Other current assets." In July 1999, the Company recognized a gain of $4.8 million, which included a net income tax benefit of $2.9 million related to cumulative differences in the basis of the assets sold, upon sale of a portion of these real estate assets. This gain is recorded as a component of "Gain on disposal of discontinued operations."

    In connection with the sale of Chiron Diagnostics and Chiron Vision, the Company recorded cumulative net deferred tax assets of $26.0 million and $20.0 million in 1999 and 1998, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. The Company also recorded corresponding valuation allowances of $26.0 million and $20.0 million in 1999 and 1998, respectively, to offset these deferred tax assets, as management does not believe that it is more likely than not that the deferred tax assets to which the valuation allowance relates will be realized. The future recognition of these deferred tax assets will be reported as a component of "Gain on disposal of discontinued operations."

    Prior to the sale of Chiron Diagnostics in 1998, Chiron reduced its valuation allowance related to Chiron Diagnostics' domestic and foreign deferred tax assets by $45.5 million, as the sale to Bayer in 1998 made it more likely than not that these deferred tax assets would be realized. Included in this amount was $3.7 million of foreign deferred tax assets recognized in accordance with Emerging Issues Task Force ("EITF") Issue No. 93-17, "Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation" ("EITF 93-17").

    In 1998, Chiron Diagnostics recognized total revenues of $527.7 million. In 1997, Chiron Diagnostics and Chiron Vision, collectively, recognized total revenues of $800.2 million. "Income from discontinued operations" in the Consolidated Statements of Operations was reported net of income tax provisions of $0.1 million and $2.9 million in 1998 and 1997, respectively. In addition, included in "Income from discontinued operations" was approximately $16.4 million of net income recognized by Chiron Diagnostics from September 17, 1998 to November 30, 1998 and $3.8 million of net income recognized by Chiron Vision from October 21, 1997 to December 28, 1997. "Gain on disposal of discontinued operations" in the Consolidated Statements of Operations included the sale of the real estate assets and an income tax benefit (provision) of $20.4 million, $(200.7) million and $15.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 4--DISCONTINUED OPERATIONS (CONTINUED)
    Basic earnings per common share from discontinued operations was $0.18, $2.52 and $0.26 for the years ended December 31, 1999, 1998 and 1997, respectively. Diluted earnings per common share from discontinued operations was $0.17, $2.48 and $0.26 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 5--ACQUISITION OF CHIRON BEHRING

    Effective July 1, 1996, Chiron purchased a 49% interest in the human vaccine business of Behringwerke AG, a subsidiary of Hoechst AG. The total acquisition price, which was paid in cash, was approximately $120.0 million, including costs directly related to the acquisition. Of the acquisition price, approximately $97.0 million was allocated to various intangible assets, such as goodwill, trademarks and patents, and is being amortized on a straight-line basis over lives ranging from 5 to 20 years.

    From July 1, 1996 through March 31, 1998 (period of joint ownership), Chiron and Hoechst AG operated the vaccine business as a joint venture under the name Chiron Behring GmbH & Co. Chiron accounted for its 49% interest under the equity method and recognized revenues of $2.4 million and $13.8 million as components of "Equity in earnings of unconsolidated joint businesses" in the Consolidated Statements of Operations for the years ended December 31, 1998 and 1997, respectively.

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

                                                              (IN THOUSANDS)
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

    The following unaudited pro forma information presents the results of continuing operations of Chiron and Chiron Behring for the years ended December 31, 1998 and 1997, respectively, with pro forma adjustments as if Chiron's acquisition of the remaining 51% interest in Chiron Behring had been consummated as of January 1, 1997. The pro forma information does not purport to be indicative of what

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 5--ACQUISITION OF CHIRON BEHRING (CONTINUED) would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The unaudited pro forma information is as follows:

                                                            1998        1997
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
                                                               (UNAUDITED)
Total revenues..........................................  $770,634    $733,855
Income from continuing operations.......................  $ 78,128    $ 34,282
Pro forma earnings per common share from continuing
  operations:
  Basic.................................................  $   0.44    $   0.20
  Diluted...............................................  $   0.43    $   0.19

NOTE 6--RESTRUCTURING AND REORGANIZATION CHARGES

    In 1999 and 1998, the Company recorded restructuring and reorganization charges related to the integration of its worldwide vaccines operations, the closure of its Puerto Rico and St. Louis, Missouri facilities and the ongoing rationalization of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility and facility-related costs. The closure of its Puerto Rico and St. Louis facilities and the ongoing rationalization of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 400 positions in manufacturing, research and development, sales, marketing, and other administrative functions, and facility-related costs. During 1999, the Company decided to retain 18 of those 400 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 382. Included in this amount were 36 positions at the Company's Amsterdam facility. These positions were transferred to the buyer in January 2000 (see Note 8).

    For the year ended December 31, 1999, the Company recorded restructuring and reorganization expenses of $0.2 million, which included a charge of $3.9 million and a benefit of $3.7 million. The charge of $3.9 million primarily related to termination and other employee-related costs recognized in connection with the elimination of 28 positions at the Company's Italian manufacturing facility. As of December 31, 1999, 24 of these 28 positions had been eliminated. The benefit of $3.7 million related to revised estimates of property-related accruals recorded in connection with the Company's ongoing rationalization of its business operations and the idling of the St. Louis facility, as well as revised estimates of termination and other employee-related costs recorded in connection with the elimination of 382 positions. As of December 31, 1999, 319 of these 382 positions had been eliminated.

    For the year ended December 31, 1998, the Company recorded net restructuring and reorganization charges of $26.8 million related to the integration of its worldwide vaccines operations, the closure of its Puerto Rico and St. Louis facilities and the ongoing rationalization of its business operations.

    Included in "Gain on disposal of discontinued operations" in the Consolidated Statements of Operations were restructuring and reorganization charges of $19.1 million and $3.3 million in 1998 and 1997, respectively. These charges related to the rationalization of the Company's IN VITRO diagnostics

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 6--RESTRUCTURING AND REORGANIZATION CHARGES (CONTINUED) business operations and primarily consisted of employee termination costs related to the termination of 331 employees, all of which were terminated as of December 31, 1998. The Company retained responsibility for $4.5 million of accrued restructuring charges upon the completion of the sale of Chiron Diagnostics to Bayer.

    The current status of the accrued restructuring and reorganization charges is summarized as follows (in thousands):

                                                  AMOUNT OF       AMOUNT OF                          AMOUNT TO
                                                    TOTAL           TOTAL        AMOUNT UTILIZED    BE UTILIZED
                               ACCRUAL AT       RESTRUCTURING   RESTRUCTURING        THROUGH         IN FUTURE
                            DECEMBER 31, 1998      CHARGE          BENEFIT      DECEMBER 31, 1999     PERIODS
                            -----------------   -------------   -------------   -----------------   -----------
Employee-related costs....       $15,390           $2,826          $(2,697)          $11,747           $3,772
Other facility-related
  costs...................         3,931            1,099           (1,031)            2,368            1,631
                                 -------           ------          -------           -------           ------
                                  19,321            3,925           (3,728)           14,115            5,403
Discontinued operations...         4,475               --               --             4,190              285
                                 -------           ------          -------           -------           ------
                                 $23,796           $3,925          $(3,728)          $18,305           $5,688
                                 =======           ======          =======           =======           ======

    The Company's restructuring and reorganization accruals, which were included as a component of "Other current liabilities" in the Consolidated Balance Sheets, are expected to be substantially settled within 12 months of accruing the related charges.

NOTE 7--RESEARCH AND DEVELOPMENT ARRANGEMENTS

    Chiron participates in a number of research and development arrangements with other pharmaceutical and biotechnology companies to develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. Chiron may also be required to make payments to certain collaborative partners upon their achievement of specified milestones. Aggregate annual funding commitments under collaborative arrangements are as follows:
2000--$11.1 million; 2001--$2.5 million; 2002--$1.3 million;
2003--$0.3 million; and 2004--$0.3 million.

    In connection with certain research and development arrangements, the Company may invest in equity securities of its collaborative partners. The price of these securities is subject to significant volatility. In 1999, 1998 and 1997, Chiron recognized losses of $1.7 million, $8.4 million and $1.2 million, respectively, attributable to the other-than-temporary impairment of certain of these equity securities.

    On April 1, 1999, the Company received a $9.7 million promissory note in consideration for payment under a biopharmaceutical collaboration agreement. The note bears interest at LIBOR plus 3% (9.0% at December 31, 1999). The interest is due quarterly and the principal is due in three equal installments, which are payable on June 30, 2000, June 30, 2001 and June 30, 2002. The Company recorded $3.2 million as "Current portion of note receivable" and $6.5 million as "Notes receivable" in the Consolidated Balance Sheets. The note is collateralized by the payor's right, title and interest in all amounts payable by the Company under the biopharmaceutical collaboration agreement.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 7--RESEARCH AND DEVELOPMENT ARRANGEMENTS (CONTINUED)
    On November 1, 1999, the Company entered into a patent and license agreement. Under this agreement, the Company paid $5.0 million of license fees, which were recorded as "Research and development" in the Consolidated Statements of Operations, and advanced $7.5 million in return for a promissory note, which was recorded as "Note receivables" in the Consolidated Balance Sheets. The note bears interest at the prime rate (8.5% at December 31, 1999), is due with accrued interest on December 31, 2006 and will be forgiven (principal and accrued interest) if the U.S. Food and Drug Administration ("FDA") approves any product covered by the patent and license agreement for marketing in the U.S. prior to December 31, 2006. The Company may pay additional milestone payments if certain development objectives are met. In addition, the Company will pay royalties on future net product sales of the product under the patent and license agreement.

NOTE 8--RELATED PARTY TRANSACTIONS AND JOINT BUSINESS ARRANGEMENT

NOVARTIS AG

    The Company has an alliance with Novartis AG ("Novartis"), a life sciences company headquartered in Basel, Switzerland. Novartis was formed as a result of a December 1996 merger between Ciba-Geigy Limited ("Ciba") and Sandoz Limited. Under a series of agreements between Chiron and Novartis, effective January 1995, Novartis increased its ownership interest in the Company to 49.9%. As a result of subsequent stock issuances by the Company, Novartis' ownership interest in Chiron has been reduced to approximately 44% as of December 31, 1999.

    In January 1995, Chiron and Novartis entered into a Governance Agreement whereby Novartis agreed not to increase its ownership interest in the Company above 55% unless it acquires all of Chiron's outstanding capital stock in a "buy-out transaction." Such buy-out transaction cannot occur before January 5, 2001. Novartis may exceed these standstill amounts and increase its ownership interest up to 79.9% if the transaction is approved by a majority of the independent members of Chiron's Board of Directors. Under the terms of the Governance Agreement, Novartis is permitted to designate three members of Chiron's Board of Directors.

    In December 1995, Chiron and Novartis entered into a Limited Liability Company agreement (the "R&D Funding Agreement"). Under the terms of this agreement, Novartis agreed to fund certain research and development projects, including certain adult and pediatric vaccines and Insulin-Like Growth Factor-I ("IGF-I"). In December 1997, this agreement was amended to include research and development activities related to Factor VIII gene therapy and Herpes Simplex Virus-thymidine kinase ("HSV-tk"). This agreement provides that, through December 31, 2000, at Chiron's request, Novartis will fund up to 100% of the development costs incurred between January 1, 1995 and December 31, 1999 on these projects. The amount of funding that Novartis is obligated to provide is subject to an aggregate limit of $265.0 million. Under this agreement, in 1999, 1998 and 1997, Chiron recognized collaborative agreement revenues of $46.2 million, $54.4 million and $53.3 million, respectively. In 2000, the amount of R&D funding provided by Novartis is limited to $12.1 million.

    In consideration of the funding provided by Novartis under the R&D Funding Agreement, Novartis has an interest in a stream of variable royalties in future worldwide sales from certain adult and pediatric vaccines, IGF-I, Factor VIII and HSV-tk (the "Products"), if any, which are successfully developed. Novartis also has co-promotional rights, in countries other than in North America and Europe, for certain

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 8--RELATED PARTY TRANSACTIONS AND JOINT BUSINESS ARRANGEMENT (CONTINUED) adult vaccines. Royalties on all specified products will be paid for a minimum of 10 years from the later of October 1, 2001 or the date of the first commercial sale of individual products covered by the R&D Funding Agreement, as amended. Chiron has the right, but not the obligation, to buy-out Novartis' interests in the Products for a price equal to the aggregate amount of R&D funding provided by Novartis, less any payments to or profits earned by Novartis in connection with the Products, plus interest at the London Interbank Offered Rate ("LIBOR"). Chiron must notify Novartis by January 1, 2002 as to whether it will exercise its buy-out right and will have until January 1, 2005 to tender the purchase price for the buy-out.

    Under the terms of an Investment Agreement, Novartis agreed to guarantee certain obligations of the Company under one or more revolving credit facilities through January 1, 2008. The principal amount of indebtedness under the guaranteed credit facilities may not exceed $402.5 million. In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million. In exchange for this increase, the amount of Chiron's common stock required to be purchased by a Novartis affiliate (at Chiron's request) would be reduced by an equal amount. Under the Investment Agreement, Novartis had guaranteed $172.6 million of Chiron's operating lease commitments as of December 31, 1999 (see
Note 11).

    In connection with the sale of Chiron Diagnostics to Bayer, a promissory note owed by Chiron Diagnostics to Novartis was transferred to and assumed by the Company. The note payable to Novartis bears interest at a variable rate based on LIBOR (approximately 5.7% and 5.6% at December 31, 1999 and 1998, respectively). As of December 31, 1999 and 1998, the outstanding amount was $67.8 million and $63.9 million, respectively, including accrued interest. The note and accrued interest were paid in full on January 4, 2000.

    Under the terms of a November 1995 agreement with Novartis, Novartis agreed to pay $26.0 million over a five-year period, subject to certain adjustments, in exchange for a non-exclusive license to utilize Chiron's combinatorial chemistry techniques. In addition, the parties agreed to collaborate to utilize combinatorial chemistry technology to identify potential products in selected target areas. The agreement provides for research funding by Novartis and certain upfront milestone and royalty payments, as well as product commercialization rights for both parties. In connection with this agreement, Chiron recognized collaborative agreement revenues of $4.2 million, $6.0 million and $10.2 million in 1999, 1998 and 1997, respectively.

    In November 1996, in connection with the U.S. Federal Trade Commission's review of the merger between Ciba and Sandoz Limited, which created Novartis, Chiron and Novartis entered into a consent order pursuant to which Chiron agreed to grant a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents relating to the HSV-tk gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provides, among other things, for certain cross licenses between Chiron and Novartis, and under which, beginning in 1997, Novartis agreed to pay Chiron up to $60.0 million over five years. In connection with the agreement, Chiron recognized collaborative agreement revenues of $10.0 million in 1999 and $15.0 million in both 1998 and 1997.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 8--RELATED PARTY TRANSACTIONS AND JOINT BUSINESS ARRANGEMENT (CONTINUED)

    In December 1999, the Company sold certain assets that it had developed or acquired in connection with its research and development of a Cytomegalovirus ("CMV") vaccine to Aventis Pasteur (formerly Pasteur Merieux Connaught) for $10.0 million and licensed certain technology to Aventis Pasteur for use in connection with the CMV vaccine. The sale of these assets resulted in a gain of $7.5 million, which was included in "Gain on sale of intangible assets" in the Consolidated Statement of Operations. Under the terms of the agreements, in the event Aventis Pasteur successfully develops a CMV vaccine, it will pay the Company royalties on net sales of such vaccine and will grant the Company marketing rights to such vaccine in Germany and Italy. Novartis had provided research funding for the Company's CMV vaccine research and development program. In connection with this sale, Novartis waived its co-promotion rights for the CMV vaccine in return for royalties equal to 25% of fees and royalties received by the Company related to the CMV vaccines. At December 31, 1999, the Company recorded in "Accounts payable" in the Consolidated Balance Sheets an amount payable to Novartis of $2.5 million, which represents 25% of the Company's $10.0 million payment from Aventis Pasteur.

    From 1994 through April 1998, Chiron promoted Aredia-Registered Trademark- (pamidronate disodium for injection) on behalf of Novartis. In April 1998, the arrangement was terminated. In connection with the arrangement, in 1998 and 1997, Chiron recognized other revenues of $9.8 million and $43.6 million, respectively.

LOAN TO EXECUTIVE OFFICER

    In June 1998, the Company provided a loan of $1.0 million to a senior executive officer. The loan, which is non-interest bearing, is secured by a primary deed of trust on real estate. Principal is payable in annual installments of $0.05 million over a period of ten years, with the outstanding principal balance due in full on June 22, 2008. As of December 31, 1999 and 1998, the amount outstanding on the loan was $0.9 million and $1.0 million, respectively.

SALE OF THE AMSTERDAM MANUFACTURING FACILITY

    In December 1999, the Company sold its Amsterdam manufacturing facility and related machinery and equipment assets to Synco B.V., a company owned by a director of the Company, for $15.0 million in cash. The sale of the Amsterdam manufacturing facility resulted in a gain of $1.2 million, of which $0.9 million was included in "Gain on sale of assets" in the Consolidated Statements of Operations and $0.3 million was deferred as a result of the leaseback described below. The Company will amortize the unearned revenue as a reduction to rent expense over the lease term.

    The Company is leasing back office and warehouse space in the Amsterdam facility for some operational and administrative activities. The lease is a noncancelable operating lease, which expires in 2004 and may be extended for a period of two consecutive years (see Note 11). Annual rent is NLG 1.4 million ($0.6 million at December 31, 1999). At its option, the Company may lease certain equipment under the same terms as the office and warehouse lease. As of December 31, 1999, the Company had not exercised this option. Also, at the option of the new owner, the Company may provide various administrative services to the new owner. And, at the option of the Company, the new owner may provide various quality control services to the Company. As of December 31, 1999, no such services were being provided under these agreements.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 8--RELATED PARTY TRANSACTIONS AND JOINT BUSINESS ARRANGEMENT (CONTINUED) ORTHO-CLINICAL DIAGNOSTICS, INC.

    In 1989, Chiron entered into an agreement with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson ("J&J") company, to jointly develop, manufacture and market certain immunoassay diagnostic products. Under the terms of the agreement, Chiron receives 50% of the pretax operating profits of the joint business and is reimbursed for its continuing research, development and manufacturing costs. The joint business sells a full line of tests required to screen blood for hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. The joint business also holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from several companies, including Abbott Laboratories, Bio-Rad Laboratories, Inc. and Genelabs Diagnostic, Inc., for their sales of certain tests.

    Chiron records its share of profits from the Chiron-Ortho joint business on a one-month lag using estimates provided by Ortho. At the end of each year, the joint business records an annual inventory adjustment. Included in Chiron's share of the profits in 1999, 1998 and 1997 were annual inventory adjustments of $(0.7) million, $(4.1) million and $0.8 million, respectively. Profit sharing distributions are payable to Chiron within 90 days after the end of each quarter. At December 31, 1999 and 1998, $14.1 million and $22.1 million, respectively, were due from Ortho for profit sharing and reimbursement of costs. In 1999, 1998 and 1997, Chiron's 50% share of the profits from the joint business, which was recorded as a component of "Equity in earnings of unconsolidated joint businesses," was $78.1 million, $73.5 million and $92.9 million, respectively. Revenues recognized under the cost reimbursement portion of the agreement in 1999, 1998 and 1997 for product sales were $18.4 million, $20.6 million and $20.1 million, respectively, and for collaborative research were $8.3 million, $5.0 million and $7.1 million, respectively.

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES

    At December 31, 1999, trading securities consisted of $3.3 million in equity securities and were classified as "Short term investments in equity securities" in the Consolidated Balance Sheets. For the year ended December 31, 1999, the Company recorded an unrealized gain of $3.3 million as part of "Other income, net" in the Consolidated Statements of Operations. The Company had no investments in equity securities classified as trading during 1998 and 1997.

    Available-for-sale securities consisted of the following at December 31:

                                             1999                                                1998
                       -------------------------------------------------   -------------------------------------------------
                        ADJUSTED    UNREALIZED   UNREALIZED      FAIR       ADJUSTED    UNREALIZED   UNREALIZED      FAIR
                          COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                        (IN THOUSANDS)                                      (IN THOUSANDS)
U.S. Government......  $  258,521    $ 25,383    $ (28,937)   $  254,967   $  184,992     $   61       $  (213)   $  184,840
Corporate Debt.......   1,169,783     105,408     (108,344)    1,166,847    1,311,446        405          (847)    1,311,004
Other................      44,863          --           --        44,863           --         --            --            --
                       ----------    --------    ---------    ----------   ----------     ------       -------    ----------
                        1,473,167     130,791     (137,281)    1,466,677    1,496,438        466        (1,060)    1,495,844
Equity...............      15,036      41,441           --        56,477       13,973      6,358        (1,004)       19,327
                       ----------    --------    ---------    ----------   ----------     ------       -------    ----------
                       $1,488,203    $172,232    $(137,281)   $1,523,154   $1,510,411     $6,824       $(2,064)   $1,515,171
                       ==========    ========    =========    ==========   ==========     ======       =======    ==========

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Available-for-sale securities were classified in the Consolidated Balance Sheets as follows at December 31:

                                                          1999         1998
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Cash equivalents.....................................  $  279,070   $  419,156
Short-term investments in marketable debt
  securities.........................................     640,027      716,619
Noncurrent investments in marketable debt
  securities.........................................     547,580      360,069
Investments in equity securities.....................      56,477       19,327
                                                       ----------   ----------
                                                       $1,523,154   $1,515,171
                                                       ==========   ==========

    The cost and estimated fair value of available-for-sale debt securities by contractual maturity consisted of the following at December 31, 1999:

                                                        ADJUSTED       FAIR
                                                          COST        VALUE
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Due in one year or less..............................  $  921,113   $  919,097
Due in one to five years.............................     552,054      547,580
                                                       ----------   ----------
                                                       $1,473,167   $1,466,677
                                                       ==========   ==========

OTHER FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of the Company's financial instruments, other than those accounted for in accordance with SFAS 115, were as follows at December 31:

                                                              1999                    1998
                                                      ---------------------   ---------------------
                                                      CARRYING                CARRYING
                                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                      --------   ----------   --------   ----------
                                                                     (IN THOUSANDS)
ON-BALANCE SHEET FINANCIAL INSTRUMENTS:
Nonmarketable equity investments (accounted for
  under the cost method)............................  $  6,544    $ 20,617    $  8,129    $ 12,916
  Notes receivable..................................    20,043      20,043       2,317       2,317
  Deposits..........................................     4,829       4,045       2,633       2,209
  Foreign currency option contracts.................        --          --         260         260
  Due from cross currency interest rate swaps.......    26,593      24,213       8,506       7,440
  Long-term debt:
    Convertible subordinated debentures.............   343,210     510,318     335,070     354,206
    Notes payable...................................    80,843      80,843      68,541      68,541
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
  Due from forward foreign currency contracts.......        --      27,164          --          --
  Cross currency interest rate swaps................        --      23,558          --       1,808
  Due from short sales..............................        --       4,562          --          --

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair value estimates provided above are based on information available at December 31, 1999 and 1998. Considerable judgment is required in interpreting market data to develop the estimates of fair value. As such, these estimated fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

    The fair value of nonmarketable equity investments that are accounted for under the cost method is based primarily on estimated market prices determined by a broker. The carrying values of variable rate notes receivable and notes payable approximate fair value due to the market-based nature of these instruments. The fair value of the deposits is based on the discounted value of expected future cash flows using current rates for assets with similar maturities. The fair value of the receivables from cross currency interest rate swaps is based on the discounted value of expected future cash flows using current rates. The fair value of convertible subordinated debentures is based on the market price at the close of business on the last day of the fiscal year. The fair values of the forward foreign currency contracts, the cross currency interest rate swaps and the short sales are based on estimated market prices, determined by a broker. Included in current assets and current liabilities are certain other financial instruments whose carrying values approximate fair value due to the short-term nature of such instruments.

FOREIGN CURRENCY CONTRACTS

    A significant portion of the Company's operations consists of manufacturing and sales activities in western European countries. As a result, the Company's financial results may be affected by changes in the foreign currency exchange rates of those related countries.

    Forward foreign currency contracts ("forwards"), generally having average maturities of three months or less, are used to hedge material foreign currency denominated receivables and payables. Forwards are generally marked-to-market at the end of each quarter with gains or losses recorded as a component of "Other income, net" in the Consolidated Statements of Operations to offset gains or losses on foreign currency denominated receivables and payables. Outstanding notional principal amounts of the Company's forwards were $27.3 million and $14.7 million at December 31, 1999 and 1998, respectively.

    Foreign currency transaction gains and losses from continuing operations, net of the impact of hedging, were not significant in 1999, 1998 or 1997.

    The Company purchases foreign currency option contracts ("options") to reduce the exchange rate impact of a strengthening U.S. dollar on the underlying hedged amounts. These options are designated and effective as hedges of a portion of probable foreign currency exposure on anticipated intercompany inventory purchases over the next six months by subsidiaries with functional currencies other than the U.S. dollar. The cost of the options, which is recorded as a component of "Other current assets" in the Consolidated Balance Sheets, is deferred and amortized over the relevant term of the period hedged. The Company's financial exposure is limited to the amount paid for the options. Any resulting gains from these option contracts are deferred until the designated intercompany transactions are recorded and are recognized as a component of "Other income, net" in the Consolidated Statements of Operations. There were no options outstanding at December 31, 1999. Outstanding notional principal amounts of the Company's options were $55.6 million at December 31, 1998.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
CROSS CURRENCY INTEREST RATE SWAPS

    The Company selectively enters into cross currency interest rate swaps ("swaps") with major financial institutions to modify the interest and/or currency characteristics of certain assets and liabilities. These swap agreements involve the exchange of interest payments denominated in different currencies, based upon the terms described in the swap agreements. The net difference between the interest amounts paid and received is recognized as a component of "Other income, net" in the Consolidated Statements of Operations. The related interest amount payable or receivable from the major financial institutions is included as a component of other current liabilities or assets. Currency translation fluctuations in the underlying assets and liabilities, as well as changes in the value of the related swaps, are reflected in other comprehensive income or loss. Outstanding notional principal amounts of the Company's swaps were $226.8 million at December 31, 1999 and 1998, as described below.

    In April 1998, the Company entered into a series of swap agreements to fix the interest and currency exchange rate exposures associated with the Company's wholly-owned German subsidiary. The swaps mature in April 2003 and are based on an aggregate notional principal amount of $114.2 million. There is no exchange of principal amounts upon maturity. The agreements provide for quarterly interest payments based on a fixed Deutsche mark rate of 4.7% while receiving quarterly interest payments based on a fixed U.S. dollar rate of 4.8%.

    In July 1996, the Company also entered into swap agreements associated with the Company's wholly-owned German subsidiary that mature in July 2001 with an aggregate notional principal amount of $112.6 million. There is an exchange of principal amounts upon maturity. The Company effectively created a fixed rate Deutsche mark liability to fund certain Deutsche mark assets. The agreements provide for the Company to make quarterly interest payments based on a fixed Deutsche mark rate of 6.2% while receiving interest based on a variable rate tied to three-month U.S. dollar LIBOR plus 0.5% (6.3% and 5.8% at December 31, 1999 and 1998, respectively).

SHORT SALES

    The Company selectively enters into short sales with major financial institutions. Short sales substantially offset long positions and, in effect, neutralize the impact of market valuation shifts on the hedged securities. Short sales are generally marked-to-market at the end of each quarter with gains or losses recorded in a manner consistent with the accounting for gains or losses on the underlying securities. In other words, if the underlying securities are classified as trading, the gain or loss on the short sales is recorded as a component of "Other income, net" in the Consolidated Statements of Operations. If the underlying securities are classified as available-for-sale, the gain or loss on short sales is recorded as a component of "Other comprehensive income
(loss)" in the Consolidated Statements of Comprehensive Income. Outstanding notional principal amounts of the Company's short sales were $4.5 million at December 31, 1999, as described below. The Company had no short sales during 1998.

    In late December 1999, the Company entered into two short sales to hedge securities classified as trading and available-for-sale. The Company intends to cover in the near term the short position for the underlying securities classified as trading. The Company does not intend to cover in the near term the short position for the securities classified as available-for-sale. In addition, the Company entered into two margin account agreements in relation to the short sales. The agreements require the Company to deposit cash, in an amount equal to 50% of the market value of the hedged investments on the date of the short

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) sales, into the margin accounts. Cash in the margin accounts earns interest at the prevailing market rate (5.0% at December 31, 1999) and is restricted for use until the short position is covered. At December 31, 1999, the Company had a cash balance of $2.2 million in the margin accounts, of which $1.1 million was recorded in "Other current assets" and $1.1 million was recorded in "Other assets" in the Consolidated Balance Sheets. The interest on this cash balance was not significant for the year ended December 31, 1999.

NOTE 10--DEBT OBLIGATIONS AND CAPITAL LEASES

    Long-term debt consisted of the following at December 31:

                                                           1999        1998
                                                         ---------   --------
                                                            (IN THOUSANDS)
1.9% convertible subordinated debentures...............  $ 248,216   $242,074
5.25% convertible subordinated debentures..............     94,994     92,996
Capital lease obligations..............................         --        144
Other notes payable....................................      3,282      4,596
                                                         ---------   --------
                                                           346,492    339,810
Less current portion...................................   (249,534)    (1,652)
                                                         ---------   --------
                                                         $  96,958   $338,158
                                                         =========   ========

CONVERTIBLE SUBORDINATED DEBENTURES

    In 1993, Chiron issued 1.9% convertible subordinated debentures with a face value of $253.9 million and a yield to maturity of 4.5%. The notes are convertible, at the holders' option, into common stock at 34.6 shares per $1,000 principal amount and are due in November 2000. Interest is paid semi-annually. The Company may redeem the debentures at any time, at a redemption price starting at $905.78 per $1,000 principal amount, increasing to a redemption price equal to 100% of the principal amount at maturity. The debentures are carried net of an initial issue discount of $39.3 million, which is being accreted over the life of the debentures using the interest method. At December 31, 1999 and 1998, Novartis held debentures with a carrying value of $9.8 million and $9.6 million, respectively.

    As a result of the 1991 acquisition of Cetus Corporation ("Cetus"), the Company has outstanding 5.25% convertible subordinated debentures with a face value of $100.0 million. The notes are convertible at the holder's option at any time into common stock at 32.4 shares per $1,000 principal amount and are due in 2002. Interest is paid annually. At the option of the Company, the debentures may be redeemed at any time at face value. In 1991, these debentures were recorded at their then fair market value, which resulted in a discount of $20.0 million. This discount is being accreted over the life of the debentures using the interest method.

CAPITAL LEASE OBLIGATIONS

    At December 31, 1999 and 1998, the gross book value of land, buildings and equipment leased under noncancelable capital leases, exclusive of amounts related to discontinued operations, totaled $3.3 million.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 10--DEBT OBLIGATIONS AND CAPITAL LEASES (CONTINUED)
As of December 31, 1999, the assets leased under noncancelable capital leases were fully depreciated. As of December 31, 1998, accumulated depreciation totaled $2.8 million.

OTHER NOTES PAYABLE

    The Company has various other notes payable with an average interest rate of 3.3% and 4.2% at December 31, 1999 and 1998, respectively. Maturities range from 2001 to 2003. Future maturities of other notes payable are as follows:
2000--$1.3 million, 2001--$1.9 million and $0.1 million thereafter.

SHORT-TERM BORROWINGS

    Under a revolving, committed, unsecured credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis (refer to Note 8), provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at December 31, 1999.

    Additionally, the Company has credit facilities available outside the U.S. which allow for total borrowings of $63.1 million as of December 31, 1999. These revolving facilities are unsecured and are primarily maintained for Chiron's Italian subsidiary. At December 31, 1999, $20.3 million was outstanding under these credit facilities. In 1999 and 1998, the average interest rates on the outstanding borrowings related to continuing operations were approximately 3.6% and 4.4%, respectively.

NOTE PAYABLE TO NOVARTIS

    At December 31, 1999 and 1998, the note payable to Novartis totaled $67.8 million and $63.9 million, respectively. It bears interest at a variable rate based on LIBOR (approximately 5.7% and 5.6% at December 31, 1999 and 1998, respectively). The note and accrued interest were paid in full on January 4, 2000.

NOTE 11--COMMITMENTS AND CONTINGENCIES

LEASES

    Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2009. Rent expense from continuing operations was $24.6 million, $22.3 million and $12.3 million in 1999, 1998 and 1997, respectively. Future minimum lease payments under these leases are as follows: 2000--$24.9 million, 2001--$22.5 million, 2002--$20.8 million, 2003--$20.3 million, 2004--$13.0 million and thereafter--$28.8 million. Total future minimum rentals to be received under noncancelable subleases approximate $4.4 million as of December 31, 1999.

    In addition, in June 1996, the Company entered into a seven-year lease agreement with a group of financial institutions to rent a research and development facility, which was under construction until its completion in 1999. The total cost of the facility covered by this lease is $172.6 million. The lease provides for a substantial residual value guarantee in the event of market value declines, which is due upon termination of the lease in 2003. At the end of the lease, the Company can either exercise its purchase option or cause the facility to be sold to a third party. This lease is accounted for as an operating lease. The future minimum lease payments stated above exclude any payment related to this guarantee. As of December 31, 1999, Novartis had guaranteed $172.6 million of this lease commitment (see Note 8).

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)

CETUS HEALTHCARE LIMITED PARTNERSHIPS

    In 1987 and 1990, Cetus and its affiliate, EuroCetus International N.V., exercised their options to repurchase all of the limited partnership interests in Cetus Healthcare Limited Partnership ("CHLP") and Cetus Healthcare Limited Partnership II ("CHLP II"). Under the CHLP purchase agreements, which expire on December 31, 2001, the Company is obligated to pay royalties on sales of certain therapeutic products in the U.S. and certain diagnostic products worldwide, as well as a portion of license, distribution or other fees with respect to such products, to the former limited partners of CHLP. Under the CHLP II purchase agreements, which expire on December 31, 2005, the Company is obligated to pay royalties and a portion of other income with respect to sales of certain products in Europe to the former limited partners of CHLP II. The Company is unable to estimate future costs subject to this obligation since these costs are based on future sales of products.

OTHER COMMITMENTS

    Effective July 1, 1998, Chiron and International Business Machines Corporation ("IBM") executed a ten-year information technology services agreement. Under this agreement, IBM agreed to provide Chiron with a full range of information services. Chiron can terminate this agreement beginning July 1, 1999 subject to certain termination charges. If Chiron does not terminate this agreement, payments to IBM are expected to be approximately $111.8 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM, as well as inflation.

    The Company has various firm purchase and capital project commitments totaling approximately $6.8 million at December 31, 1999. At December 31, 1999, the Company has $5.1 million outstanding under a letter of credit, which is required by German law, related to ongoing legal proceedings in Germany. The Company also has various performance bonds and insurance-related letters of credit in the amount of $4.9 million outstanding at December 31, 1999.

NOTE 12--STOCKHOLDERS' EQUITY

STOCK COMPENSATION PLANS

    At December 31, 1999, the Company has two stock-based compensation plans, which are described below. The Company applies APB 25 and related Interpretations in accounting for its plans for shares issued to employees. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards and share rights.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    Had compensation cost for the Company's stock-based plans been determined based upon the fair value method prescribed under SFAS 123, the Company's net income and related net income per common share would have been reduced to the following pro forma amounts:

                                                   1999       1998       1997
                                                 --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
Net income--basic:
  As reported..................................  $160,577   $524,113   $71,219
  Pro forma....................................  $139,760   $500,681   $46,318
Net income--diluted
  As reported..................................  $162,513   $524,113   $71,219
  Pro forma....................................  $141,696   $500,681   $46,318
Basic net income per common share:
  As reported..................................  $   0.89   $   2.95   $  0.41
  Pro forma....................................  $   0.77   $   2.82   $  0.27
Diluted net income per common share:
  As reported..................................  $   0.86   $   2.90   $  0.40
  Pro forma....................................  $   0.75   $   2.77   $  0.26

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

    At the annual meeting of stockholders in May 1997, the stockholders approved an amendment to the Company's stock option plan, increasing the maximum number of shares that may be issued by 13.0 million shares to 50.3 million shares. Of the 13.0 million share increase, 5.0 million shares were registered with the Securities and Exchange Commission in 1997. At December 31, 1999, 5.3 million shares were available for grant.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option activity is as follows:

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Outstanding options at January 1,........................  20,124,981   24,094,166   26,298,373
  Granted................................................   4,271,138    4,688,253    6,011,061
  Forfeited..............................................  (1,885,992)  (4,785,345)  (3,792,954)
  Surrendered against payment by Novartis................    (120,503)    (564,337)    (790,430)
  Exercised..............................................  (5,161,434)  (3,307,756)  (3,631,884)
                                                           ----------   ----------   ----------
Outstanding options at December 31,......................  17,228,190   20,124,981   24,094,166
                                                           ==========   ==========   ==========
Options exercisable at December 31,......................  10,033,910   12,159,676   12,351,700
                                                           ==========   ==========   ==========
Weighted average exercise price of:
  Outstanding options at December 31,....................  $    21.00   $    17.68   $    18.08
  Options granted........................................  $    28.16   $    17.54   $    20.96
  Options forfeited......................................  $    19.55   $    20.35   $    19.72
  Options exercised......................................  $    17.37   $    15.29   $    11.76
  Weighted-average grant-date fair value of options
    granted during the year calculated pursuant to SFAS
    123..................................................  $    12.57   $     7.66   $     9.34

    The weighted-average grant-date fair value of each option grant was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: expected volatility of 37% for 1999, 1998 and 1997; risk-free interest rates of 5.6%, 5.2% and 6.2% for 1999, 1998 and 1997, respectively; and an average expected life of 5 years for 1999, 1998 and 1997. No dividends were factored into the calculation in 1999, 1998 or 1997.

    The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                                                    OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                      -----------------------------------------------   ----------------------------
                                                    WEIGHTED-AVERAGE     WEIGHTED-                      WEIGHTED-
                                        NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE PRICES              OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
------------------------              -----------   ----------------   --------------   -----------   --------------
Less than $15.......................   3,695,090          6.35             $14.31        2,852,544        $12.40
$15 to $19..........................   4,181,912          5.97              17.75        3,183,855         17.40
$19 to $21..........................   3,299,022          7.48              21.01        1,657,080         20.87
$21 to $23..........................   2,463,894          7.50              22.44        1,477,854         22.36
$23 to $28..........................   1,108,443          6.84              27.30          861,628         27.67
$28 to $32..........................   2,371,779          9.67              31.88              749         31.88
Greater than $32....................     108,050          7.75              39.60              200         37.64
                                      ----------          ----             ------       ----------        ------
                                      17,228,190          7.14             $21.00       10,033,910        $18.17
                                      ==========                                        ==========

    In 1996, the stockholders approved an amendment to the Company's stock option plan, allowing certain executives to receive performance units. Performance units are stock awards for which vesting is contingent upon the attainment of certain pre-established performance goals over a specified period, as

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED) established by the Compensation Committee of the Board of Directors ("Compensation Committee"). Currently, the performance units are based on total shareholder return over a three-year period as measured against certain published benchmark indices that are representative of the Company's peer group.

    In order to qualify for a stock payout, Chiron's shareholder return must be within 15% of the three-year rolling weighted-average of the benchmark indices. In accordance with APB 25, compensation expense related to these awards is based on the extent to which the performance criteria are met. No such expense was recognized in 1999 or 1998. In 1997, the Company recognized $0.6 million of expense related to these performance units.

    There were no performance units awarded in 1999 or 1998. In 1997, the Company awarded performance units of 158,738 shares of common stock. No awards were exercisable at December 31, 1999. Pursuant to SFAS 123, the weighted-average fair value of the awards in 1997 was $6.71 per unit. The weighted-average fair value was based on the following assumptions: expected volatility of 37%; a risk-free interest rate of 6.0%; and an average expected life of 3 years. No dividends were factored into the calculation.

    In 1996, the stockholders also approved an amendment to the Company's stock option plan, permitting the award of share rights to certain key individuals and non-employee directors, allowing them the right to receive shares of the Company's common stock, subject to certain vesting terms.

    In 1999, the Compensation Committee awarded non-employee directors an aggregate of 11,098 share rights that vest over five years, and also awarded certain key individuals an aggregate of 228,175 share rights that vest over four years. In 1998, the Compensation Committee awarded non-employee directors an aggregate of 9,840 share rights that vest over five years, and also awarded certain key individuals an aggregate of 271,300 share rights that vest over four years. In 1997, the Compensation Committee awarded non-employee directors an aggregate of 12,043 share rights that vest over five years, and also awarded certain key individuals an aggregate of 319,700 share rights that vest over four years. The value of the share rights are recognized ratably over the related vesting periods and, in 1999, 1998 and 1997, the Company recognized $2.1 million, $2.4 million and $0.8 million of compensation expense, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    Chiron has a stock purchase plan for U.S. employees in which eligible employees may participate through payroll deductions. At the end of each quarter, funds deducted from participating employees' salaries are used to purchase common stock at 85% of the lower of market value at the quarterly purchase date or the employees' eligibility date for participation. Purchases of shares made under the plan were 0.4 million, 1.0 million and 1.4 million in 1999, 1998 and 1997, respectively. In 1997, the stockholders approved a new employee stock purchase plan which effectively replaced the existing plan which was to expire in March 1998. The terms and provisions of the new plan are substantially similar to those of Chiron's previous plan. Under the new plan,
8.2 million shares have been reserved for issuance, of which 0.6 million shares represent the remaining shares reserved for issuance under Chiron's previous plan.

    Under SFAS 123, pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model and the following assumptions: expected volatility of 40%, 35% and 28% for 1999, 1998 and 1997, respectively; risk-free interest rates of 5.1%, 5.1% and 5.6% for 1999, 1998 and 1997, respectively; and an average expected life of one year for

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
1999, 1998 and 1997. No dividends were factored into the calculation in 1999, 1998 or 1997. The weighted-average fair value of the purchase rights granted was $8.78, $5.71 and $5.28 per share in 1999, 1998 and 1997, respectively.

COMMON STOCK WARRANTS

    As a result of the acquisition of Cetus, warrants to purchase 600,000 shares of Chiron common stock were outstanding at December 31, 1999. The exercise price of the warrants is $13.13, and the warrants expire in July 2001. The warrants are currently exercisable.

NOTES RECEIVABLE FOR STOCK PURCHASES

    The notes receivable for stock purchases were due from certain key employees and resulted from the exercise of stock options. The notes were full-recourse promissory notes, bearing interest at a rate of approximately 6.0% and were collateralized primarily by the stock issued upon the exercise of the stock options. As of December 31, 1999, there were no amounts outstanding relating to notes receivable for stock purchases.

STOCK REPURCHASE PROGRAM

    In 1999, the Company's Board of Directors authorized the repurchase of up to
6.5 million shares of Chiron common stock from time to time on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. Effective February 25, 2000, the Company's Board of Directors approved an additional 5.0 million share increase, thereby bringing the total number of shares authorized for repurchase to 11.5 million shares. The Board has authorized such repurchases through February 28, 2001.

NOTE 13--OTHER EMPLOYEE BENEFIT PLANS

RETIREMENT SAVINGS PLAN

    The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit. The Company matches employee contributions according to a specified formula and contributed $3.8 million, $4.2 million and $3.7 million in 1999, 1998 and 1997, respectively.

PENSION PLAN

    The Company has a non-contributory retirement program (the "program") covering substantially all employees of its wholly-owned German subsidiary. The benefits for this program are based primarily on years of service and employee compensation. The program is a defined-benefit pension plan and is not externally funded.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 13--OTHER EMPLOYEE BENEFIT PLANS (CONTINUED)
    The components of net periodic pension costs were as follows:

                                                              1999       1998
                                                            --------   --------
Service cost..............................................  $   421    $   436
Interest cost.............................................      405        431
Recognized actuarial loss.................................       38         24
                                                            -------    -------
                                                            $   864    $   891
                                                            =======    =======

    The change in the projected benefit obligation, reconciliation of funded status and weighted average assumptions were as follows:

                                                                1999       1998
                                                              --------   --------
Change in projected benefit obligation:
    Projected benefit obligation at beginning of year.......  $ 8,337    $    --
    Acquisitions............................................       --      5,722
    Service cost............................................      421        436
    Interest cost...........................................      405        431
    Benefits paid...........................................     (152)       (21)
    Actuarial loss..........................................      722      1,124
    Other...................................................       41        298
    Foreign currency translation............................   (1,191)       347
                                                              -------    -------
    Projected benefit obligation at end of year.............  $ 8,583    $ 8,337
                                                              =======    =======
Reconciliation of funded status:
    Funded status...........................................  $(8,583)   $(8,337)
    Unrecognized actuarial loss.............................    1,636      1,100
    Unrecognized prior service cost.........................   (1,071)      (853)
                                                              -------    -------
    Net amount recognized...................................  $(8,018)   $(8,090)
                                                              =======    =======
Weighted average assumptions:
    Discount rate...........................................     6.0%       5.5%
    Rate of compensation increase...........................     3.0%       2.5%

    The amounts recognized in the Consolidated Balance sheets were as follows:

                                                                1999       1998
                                                              --------   --------
Accrued pension cost........................................   $6,947     $7,237
Accumulated other comprehensive income......................    1,071        853
                                                               ------     ------
                                                               $8,018     $8,090
                                                               ======     ======

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 13--OTHER EMPLOYEE BENEFIT PLANS (CONTINUED)
POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES

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

NOTE 14--NON-OPERATING INCOME AND EXPENSE

    In December 1999, the Company sold its Amsterdam manufacturing facility and related machinery and equipment assets to Synco B.V., a company owned by a director of the Company, for $15.0 million in cash. The Amsterdam manufacturing facility was part of the Company's biopharmaceuticals segment. The sale of the Amsterdam manufacturing facility resulted in a gain of $1.2 million, of which $0.9 million was included in "Gain on sale of assets" in the Consolidated Statement of Operations and $0.3 million was deferred as a result of the leaseback (see Note 8). At the time of the sale, the carrying amount of the Amsterdam manufacturing facility was $13.8 million. In 1999, 1998 and 1997, Chiron recognized operating expenses related to the Amsterdam manufacturing facility of $2.0 million, $1.7 million and $0.4 million, respectively.

    In December 1999, the Company sold certain assets that it had developed or acquired in connection with its research and development of a Cytomegalovirus ("CMV") vaccine to Aventis Pasteur (formerly Pasteur Merieux Connaught) for $10.0 million and licensed certain technology to Aventis Pasteur for use in connection with the CMV vaccine. The sale of these assets resulted in a gain of $7.5 million, which was included in "Gain on sale of intangible assets" in the Consolidated Statements of Operations.

    In August 1998, the Company sold its St. Louis, Missouri facility and related machinery and equipment assets to Genetics Institute, Inc. for $19.8 million in cash. The St. Louis facility was part of the Company's biopharmaceuticals segment. The sale of the St. Louis facility resulted in a net gain of $1.5 million, which was included in "Gain on sale of assets" in the Consolidated Statements of Operations. At the time of the sale, the carrying amount of the St. Louis facility was $18.3 million. In 1998 and 1997, Chiron recognized operating expenses related to the St. Louis facility of $3.2 million and $11.4 million, respectively.

    In December 1998, the Company completed the sale of its 30% interest in General Injectables & Vaccines, Inc. ("GIV") to Henry Schein, Inc. and received payment in full of certain advances made by the Company to GIV, for a total of $31.7 million in cash. The sale resulted in a net gain of $1.8 million, which was included in "Other income, net" in the Consolidated Statements of Operations.

    In September 1997, management determined that it could not find a suitable use for the Puerto Rico facility consistent with its previous expectations for the facility's use as a contract manufacturing plant. As a result, the Company reviewed the carrying amount of the Puerto Rico facility and related machinery and equipment assets for recoverability and, in accordance with SFAS 121, recorded a $31.3 million impairment loss to record the facility and related machinery at their individual estimated fair market values, determined on the basis of independent appraisals. In June 1998, the Company sold the facility and related

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 14--NON-OPERATING INCOME AND EXPENSE (CONTINUED) machinery and equipment assets to IPR Pharmaceuticals, Inc. for $18.5 million in cash. The Puerto Rico facility was part of the Company's biopharmaceuticals segment. The sale of the Puerto Rico facility resulted in a net gain of $6.2 million, which was included in "Gain on sale of assets" in the Consolidated Statements of Operations. At the time of the sale, the carrying amount of the Puerto Rico facility was $11.1 million. In 1998 and 1997, Chiron recognized operating expenses related to the Puerto Rico facility of $2.1 million and $7.9 million, respectively.

    "Interest expense" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

                                                   1999       1998       1997
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Interest expense and related costs on
  convertible debentures.......................  $(18,954)  $(18,682)  $(18,384)
Interest expense on the note payable to
  Novartis.....................................    (3,691)    (3,379)    (3,413)
Other interest expense.........................    (1,247)    (2,612)    (9,813)
                                                 --------   --------   --------
                                                 $(23,892)  $(24,673)  $(31,610)
                                                 ========   ========   ========

    "Other income, net" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Interest and dividend income.....................  $83,777    $29,586    $11,960
Write-down of investments........................   (1,716)    (8,365)    (1,206)
Gain on sale of investments......................    3,783      4,475      5,541
Gain on sale of interests in affiliated
  companies......................................       --      1,815         --
Unrealized holding gain on trading securities....    3,352         --         --
Net realized gain (loss) on foreign exchange
  transactions...................................      (60)       203        (58)
Other............................................      721       (704)    (3,516)
                                                   -------    -------    -------
                                                   $89,857    $27,010    $12,721
                                                   =======    =======    =======

NOTE 15--SEGMENT INFORMATION

    Chiron is organized based on the products and services that it offers. Under this organizational structure, the Company has the following three reportable segments: (i) biopharmaceuticals, (ii) vaccines and (iii) blood testing. The biopharmaceuticals segment consists of products and services related to therapeutics, with an emphasis on cancer, infectious diseases and cardiovascular diseases as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The vaccines segment consists principally of products and services related to adult and pediatric vaccines sold primarily in Germany and Italy and also sold in other international markets. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company and an alliance with Gen-

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 15--SEGMENT INFORMATION (CONTINUED)
Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests, other than nucleic acid tests, required to screen blood for hepatitis viruses and retroviruses, and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling products using nucleic acid testing ("NAT") to screen blood and plasma for infection by viruses.

    Certain revenues and expenses, particularly Novartis research and development funding, certain royalty revenues and unallocated corporate expenses, are not viewed by management as belonging to any one reportable segment. As a result, these items have been aggregated into an "Other" segment, as permitted by Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

    The accounting policies of the Company's reportable segments are the same as those described in Note 1--The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items, such as restructuring and reorganization charges, impairment losses on long-lived assets and the write-off of purchased in-process technologies, which are shown as reconciling items in the table below.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 15--SEGMENT INFORMATION (CONTINUED)

    The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
REVENUES
  Biopharmaceuticals, includes $1,039 of equity in loss of
    unconsolidated joint businesses in 1997.................  $290,691   $305,435   $302,456
  Vaccines, includes $1,194, $442 and $14,472 of equity in
    earnings of unconsolidated joint businesses in 1999,
    1998 and 1997, respectively.............................   250,977    236,877     98,703
  Blood testing, includes $78,126, $73,527 and $92,923 of
    equity in earnings of unconsolidated joint businesses in
    1999, 1998 and 1997, respectively.......................   113,447     98,878    120,140
  Other.....................................................   107,531     95,483     53,300
                                                              --------   --------   --------
      Total revenues........................................  $762,646   $736,673   $574,599
                                                              ========   ========   ========
INCOME FROM CONTINUING OPERATIONS
  Biopharmaceuticals........................................  $(44,242)  $ 17,504   $ 46,034
  Vaccines..................................................   (14,060)   (24,681)   (58,518)
  Blood testing.............................................    63,348     68,419     88,002
  Other.....................................................    77,468     52,052     14,877
                                                              --------   --------   --------
  Segment income from operations............................    82,514    113,294     90,395
  Operating income (expense) reconciling items:
    Write-off of purchased in-process technologies..........        --     (1,645)        --
    Impairment loss on long-lived assets....................        --         --    (31,300)
    Restructuring and reorganization charges................      (197)   (26,754)        --
                                                              --------   --------   --------
  Income from operations....................................    82,317     84,895     59,095
    Gain on sale of assets..................................       872      7,751         --
    Gain on sale of intangible assets.......................     7,490         --         --
    Interest expense........................................   (23,892)   (24,673)   (31,610)
    Other income, net.......................................    89,857     27,010     12,721
                                                              --------   --------   --------
      Income from continuing operations before income
        taxes...............................................  $156,644   $ 94,983   $ 40,206
                                                              ========   ========   ========

SEGMENT ASSETS AND DEPRECIATION AND AMORTIZATION EXPENSES

    The Company does not specifically identify or allocate assets among its reportable segments. However, for management reporting purposes, depreciation and amortization expenses for property, plant, equipment and leasehold improvements and intangible assets, are included with other operating expenses

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 15--SEGMENT INFORMATION (CONTINUED) and allocated to each segment based upon each segment's utilization of employees. Depreciation and amortization expenses for each reportable segment are as follows:

                                                   1999       1998       1997
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
DEPRECIATION AND AMORTIZATION EXPENSES
  Biopharmaceuticals...........................  $27,359    $ 30,544   $ 27,496
  Vaccines.....................................   36,316      31,200     19,559
  Blood testing................................    2,488         887      1,179
  Other (including discontinued operations)....    2,732      45,230     54,355
                                                 -------    --------   --------
    Total depreciation and amortization
      expenses.................................  $68,895    $107,861   $102,589
                                                 =======    ========   ========

                                                    1999       1998       1997
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
CAPITAL EXPENDITURES
  Biopharmaceuticals............................  $ 7,706    $  9,636   $ 7,529
  Vaccines......................................   17,711      38,877        --
  Blood testing.................................    5,197         946        --
  Other (including discontinued operations).....   33,980      76,844    69,995
                                                  -------    --------   -------
    Total capital expenditures..................  $64,594    $126,303   $77,524
                                                  =======    ========   =======

REVENUES BY GEOGRAPHIC AREA

    Revenues by geographic area are based on the customers' country of domicile rather than the customers' shipping locations.

                                                  1999       1998       1997
                                                --------   --------   --------
                                                        (IN THOUSANDS)
REVENUES
  Domestic....................................  $333,634   $331,863   $246,330
  Switzerland.................................    50,106     98,050    121,256
  Germany.....................................   170,191    144,234     60,263
  Italy.......................................    60,081     47,616     47,776
  Other.......................................   148,634    114,910     98,974
                                                --------   --------   --------
    Total revenues............................  $762,646   $736,673   $574,599
                                                ========   ========   ========

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 15--SEGMENT INFORMATION (CONTINUED)

                                                  1999       1998       1997
                                                --------   --------   --------
                                                        (IN THOUSANDS)
LONG-LIVED ASSETS
  Domestic....................................  $264,618   $250,331   $297,303
  Germany.....................................   124,242    152,566         --
  Italy.......................................    59,213     62,633     43,394
  Other (including discontinued operations)...     5,804     19,838    339,059
                                                --------   --------   --------
    Total long-lived assets...................  $453,877   $485,368   $679,756
                                                ========   ========   ========

MAJOR CUSTOMERS

    Two significant customers accounted for 13.6% and 12.7% of total revenues in 1999. Three significant customers accounted for 18.4%, 12.9% and 11.6% of total revenues in 1998 and 24.4%, 14.2% and 21.3% of total revenues in 1997. Revenues from the Company's biopharmaceuticals segment consisted of 32.9%, 53.1% and 55.9% of revenues from major customers in 1999, 1998 and 1997, respectively. Revenues from the Company's blood testing segment consisted of 92.4% of revenues from major customers in 1999 and entirely from major customers in 1998 and 1997. Revenues from the Company's other segment did not consist of revenues from major customers in 1999. Revenues from the Company's other segment consisted of 57.0% of revenues from major customers in 1998 and 100.0% in 1997.

NOTE 16--INCOME TAXES

    For financial reporting purposes, "Income from continuing operations before income taxes" included the following components for the years ended
December 31:

                                                    1999       1998       1997
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Domestic........................................  $ 93,661   $80,706    $35,624
Foreign.........................................    62,983    14,277      4,582
                                                  --------   -------    -------
                                                  $156,644   $94,983    $40,206
                                                  ========   =======    =======

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 16--INCOME TAXES (CONTINUED)
COMPONENTS OF PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS

    Significant components of the provision for income taxes from continuing operations were as follows for the years ended December 31:

                                                   1999       1998       1997
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Current:
  Domestic.....................................  $ 26,778   $ 57,747   $15,140
  Foreign......................................     6,813      4,418     6,972
                                                 --------   --------   -------
                                                   33,591     62,165    22,112
                                                 --------   --------   -------
Deferred:
  Domestic.....................................   (10,232)   (39,696)   (6,708)
  Foreign......................................     4,368     (3,484)       --
                                                 --------   --------   -------
                                                   (5,864)   (43,180)   (6,708)
                                                 --------   --------   -------
Charge in lieu of taxes resulting from
  recognition of acquired tax benefits that are
  allocated to (increase) reduce noncurrent
  intangible assets related to the acquired
  entity.......................................       513         --      (980)
                                                 --------   --------   -------
Provision for income taxes from continuing
  operations...................................  $ 28,240   $ 18,985   $14,424
                                                 ========   ========   =======

    Included in the domestic portion of the deferred tax provision in 1999 was a benefit of $13.7 million resulting from the recognition of state tax benefits, which were previously offset by a valuation allowance.

    The benefit related to tax deductions for the Company's stock option plans was recorded as an increase to additional paid-in capital when realized. In 1999, 1998 and 1997, the Company realized tax benefits of approximately $42.8 million, $60.1 million and $17.9 million, respectively.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 16--INCOME TAXES (CONTINUED)
RATE RECONCILIATION

    The reconciliation of the provision for income taxes, computed at the statutory U.S. income tax rate, to the reported amounts was as follows for continuing operations for the years ended December 31:

                                                  1999          1998          1997
                                                --------      --------      --------
Federal tax provision at statutory rates......     35.0%         35.0%         35.0%
State taxes, net of federal benefit...........      2.0%          2.3%          7.1%
Net impact of foreign tax rates and credits...      0.9%        (4.3%)          5.4%
Disposition and write-down of Puerto Rico
  facility....................................        --        (6.3%)         27.2%
Impact of Novartis transaction costs not
  deducted in prior years.....................    (3.0%)            --            --
Change in the valuation allowance for deferred
  tax assets allocated to income tax
  expense.....................................    (6.4%)       (41.8%)       (16.7%)
Increase in (utilization of) deferred tax
  assets and corresponding valuation allowance
  not previously benefited:
    Prepaid income............................    (8.8%)         33.2%            --
    Other temporary differences...............    (0.6%)          1.1%       (21.0%)
Utilization of tax credits....................    (1.9%)            --        (6.1%)
Other.........................................      0.8%          0.8%          5.0%
                                                 -------      --------      --------
Provision for income taxes from continuing
  operations..................................     18.0%         20.0%         35.9%
                                                 =======      ========      ========

SUMMARY OF DEFERRED INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the tax effects of net operating loss and credit carryforwards.

    As they more likely than not will be realized, net deferred tax assets have been recognized for U.S. federal and state purposes based on management's estimates of future taxable income and for certain foreign jurisdictions in which the Company's operations have historically been profitable. Such estimates are subject to change based upon future events, and accordingly, the amount of deferred tax assets recognized may increase or decrease from period to period.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 16--INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred income tax liabilities and assets from continuing operations were as follows at December 31:

                                                           1999       1998
                                                         --------   ---------
                                                            (IN THOUSANDS)
Deferred income tax liabilities:
  Basis differences--purchase accounting...............  $  4,793   $   9,631
  Patent costs expensed for tax purposes...............    10,719      12,358
  Depreciation and purchased technologies..............     5,292       9,539
  Other................................................     7,007       1,527
                                                         --------   ---------
                                                           27,811      33,055
                                                         --------   ---------
Deferred income tax assets:
  Basis differences--purchase accounting and
    intangibles........................................    67,045      72,672
  Capitalized research and development costs...........     3,395          --
  Prepaid income.......................................    18,761      37,800
  Reserves and expense accruals........................    44,194      63,866
  Net operating loss carryforwards.....................    21,504      46,762
  Business credit carryforwards........................     9,456       9,034
  Other................................................     2,341       2,360
                                                         --------   ---------
                                                          166,696     232,494
  Less valuation allowance.............................   (86,056)   (144,338)
                                                         --------   ---------
                                                           80,640      88,156
                                                         --------   ---------
  Net deferred income tax asset........................  $ 52,829   $  55,101
                                                         ========   =========

    The net decrease in the valuation allowance for the years ended December 31, 1999, 1998 and 1997 was $58.3 million, $87.6 million and $1.7 million, respectively.

    The valuation allowance of $86.1 million as of December 31, 1999 related to net operating loss carryforwards and intangible assets in certain foreign jurisdictions.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at December 31, 1999 will be allocated as follows (in thousands):

Income tax benefit..........................................  $82,852
Goodwill and other noncurrent intangible assets.............    3,204
                                                              -------
                                                              $86,056
                                                              =======

TAX OPERATING LOSS AND CREDIT CARRYFORWARDS

    At December 31, 1999, the Company had foreign net operating loss carryforwards of approximately $61.0 million, principally available to offset future taxable income indefinitely, and federal and state business credits of $9.5 million, expiring in 2013.

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 17--LEGAL PROCEEDINGS

    The Company is party to various claims, investigations and legal proceedings arising out of the normal course of its business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, shareholder derivative claims, claims of product liability and other issues. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

NOTE 18--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        1999
                                                      -----------------------------------------
                                                      DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues......................................  $193,600   $204,376   $189,110   $175,560
Gross margin from net product sales.................    67,183     60,426     60,563     49,091
Income from continuing operations:
  Income............................................    25,891     45,041     33,734     23,738
  Basic income per common share.....................      0.14       0.25       0.19       0.13
  Diluted income per common share...................      0.14       0.24       0.18       0.13
Net income:
  Income............................................    31,767     68,329     36,743     23,738
  Basic income per common share.....................      0.18       0.38       0.20       0.13
  Diluted income per common share...................      0.17       0.36       0.20       0.13
Revenue from discontinued operations................        --         --         --         --
Gross margin from discontinued operations...........        --         --         --         --

                                                                        1998
                                                      -----------------------------------------
                                                      DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues......................................  $224,526   $215,970   $162,890   $133,287
Gross margin from net product sales.................    70,819     61,750     50,872     41,007
Income from continuing operations:
  Income............................................    14,440     33,914     20,102      7,542
  Basic income per common share.....................      0.08       0.19       0.11       0.04
  Diluted income per common share...................      0.08       0.19       0.11       0.04
Net income:
  Income............................................   359,810     84,435     25,387     54,481
  Basic income per common share.....................      2.01       0.47       0.14       0.31
  Diluted income per common share...................      1.96       0.47       0.14       0.30
Revenue from discontinued operations................   114,843    134,570    142,642    135,618
Gross margin from discontinued operations...........    60,102     74,038     82,308     74,348

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 18--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
    Historically, the contribution to total revenues generated by Chiron's operating activities have varied considerably from period to period due to the nature of Chiron's collaborative, royalty and licensing arrangements and to the seasonality of the Company's vaccine products. In addition, the mix of products sold and the introduction of new products will affect the comparability of gross margins from quarter to quarter. As a consequence, Chiron's results in any one quarter are not necessarily indicative of results to be expected for a full year. Accordingly, the Company should be evaluated on the basis of annual financial information.

    Net income in the fourth, third and second quarters of 1999 included income tax benefits of $4.4 million, $15.3 million and $0.7 million, respectively, in the "Gain on disposal of discontinued operations." Net income in the third quarter of 1999 also included a gain of $4.8 million upon sale of a portion of real estate assets of the Company's discontinued operations. This gain was recorded in the "Gain on disposal of discontinued operations." Net income in the third quarter of 1998 included income tax benefits of $45.5 million in the "Gain on disposal of discontinued operations."

    The results of continuing operations for the fourth quarter of 1999 included a $1.9 million reduction in restructuring and reorganization charges due to revised estimates of termination and other employee-related costs, a $5.0 million reduction in other operating expenses resulting from a change in estimated tax accruals related to certain employee payments recorded in 1995 in connection with the Novartis transaction, a $0.9 million gain on the sale of assets (see Note 14), a $7.5 million gain on the sale of intangible assets (see
Note 14) and a $3.3 million unrealized holding gain related to equity securities classified as trading. In the fourth quarter of 1999, the Company also recorded a $5.9 million reclassification from cost of sales to other operating expenses to record contract manufacturing expenses in accordance with the Company's accounting policy. The results of continuing operations for the third quarter of 1999 included a $1.9 million reduction in restructuring and reorganization charges due to revised estimates of property-related and accruals recorded in connection with the idling of the St. Louis facility, as well as revised estimates of termination and other employee-related costs, and a $2.0 million reduction in other operating expenses resulting from a change in estimated tax accruals related to certain employee payments recorded in 1995 in connection with the Novartis transaction. The results of continuing operations for the second quarter of 1999 included a $6.4 million reduction in other operating expenses resulting from a change in estimated tax accruals related to certain employee payments recorded in 1995 in connection with the Novartis transaction.

    In the fourth quarter of 1998, the Company recorded a $7.6 million reclassification from cost of sales to other operating expenses to record contract manufacturing expenses in accordance with the Company's accounting policy. The results of continuing operations for the third quarter of 1998 included a $3.3 million reduction in cost of sales resulting from a change in estimated accruals created in prior periods and a $1.5 million gain on the sale of assets (see Note 14). The results of continuing operations for the second quarter of 1998 included a $6.0 million reduction in cost of sales due to a change in estimated property tax accruals created in prior periods, a $3.7 million reduction in restructuring and reorganization charges due to a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the idling of the Puerto Rico facility and a $6.2 million gain on the sale of assets (see Note 14).

                               CHIRON CORPORATION

                               DECEMBER 31, 1999

NOTE 19--SUBSEQUENT EVENTS

    Through February 17, 2000, holders of 325 of the 5.25% convertible subordinated debentures converted those debentures into 52,704 shares of the Company's common stock, at a conversion price of $30.83 per share. The face value of the converted debentures was $1.6 million, with amortized costs of $1.5 million.

    On February 7, 2000, the Company sold various assets of its Australian subsidiary ("the Australian assets") to Mimotopes Pty. Ltd. ("Mimotopes"), a wholly-owned subsidiary of MitoKor, for $1.0 million in cash, $2.0 million
($1.6 million discounted) in non-interest bearing promissory notes, which are due on August 7, 2001 and February 7, 2003, and 500,000 shares of MitoKor
Series E convertible preferred stock, to which the Company assigned no fair value due to the early-stage nature of MitoKor. Mimotopes also assumed various liabilities of the Company's Australian subsidiary. In connection with the sale, the Company wrote off $1.3 million in leasehold improvements, which became the property of the landlord upon termination of the Australian subsidiary's building lease, and incurred selling costs of $0.4 million. The Australian assets were part of the Company's biopharmaceuticals segment. The sale of the Australian assets, net of liabilities assumed, resulted in a net loss of $0.2 million. As of December 31, 1999, the carrying amount of the Australian assets, net of liabilities to be assumed, was $1.1 million and was recorded in the Consolidated Balance Sheets as "Other current assets."

                                                                     SCHEDULE II

                               CHIRON CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               ADDITIONS
                                                         ----------------------
                                            BALANCE AT   CHARGED TO    CHARGED                  BALANCE
                                            BEGINNING     COSTS AND    TO OTHER                AT END OF
DESCRIPTION                                  OF YEAR     EXPENSES(2)   ACCOUNTS   DEDUCTIONS     YEAR
-----------                                 ----------   -----------   --------   ----------   ---------
                                                                   (IN THOUSANDS)
1999:
Accounts receivable allowance.............    $18,160      $13,494     $     --    $(14,656)    $16,998
Restructuring reserve.....................     23,796          197           --     (18,305)      5,688

1998:
Accounts receivable allowance.............     22,918       14,370      (13,322)(1)    (5,806)   18,160
Restructuring reserve.....................      6,857       45,822           --     (28,883)     23,796

1997:
Accounts receivable allowance.............     20,692       10,227           --      (8,001)     22,918
Restructuring reserve.....................      7,357        3,336           --      (3,836)      6,857

------------------------

(1) Represents accounts receivable allowances as of the disposal date related to disposed businesses.

(2) Includes amounts charged to discontinued operations.