Form 10-Q
period 2000-03-31
CHIRON CORP
filed 2000-05-10
CIK 706539

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)

   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                   OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM TO

                    COMMISSION FILE NUMBER: 0-12798

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

                               Yes /X/    No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               TITLE OF CLASS                          OUTSTANDING AT APRIL 30, 2000
               --------------                          -----------------------------
        Common Stock, $0.01 par value                           179,675,324

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CHIRON CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of March 31,
     2000 and December 31, 1999.............................      3

    Condensed Consolidated Statements of Operations for the
     three months ended March 31, 2000 and 1999.............      4

    Condensed Consolidated Statements of Comprehensive
     Income for the three months ended March 31, 2000 and
     1999...................................................      5

    Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2000 and 1999.............      6

    Notes to Condensed Consolidated Financial Statements....      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.....................     15

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
    MARKET RISK.............................................     29

PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS................................     30

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................     31

SIGNATURES..................................................     32

ITEM 1. FINANCIAL STATEMENTS

                               CHIRON CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              MARCH 31, 2000    DECEMBER 31, 1999
                                                              ---------------   ------------------
                                              ASSETS
Current assets:
  Cash and cash equivalents.................................     $  380,326         $  363,865
  Short-term investments in marketable debt securities......        713,659            640,027
  Short-term investments in equity securities...............          2,428              3,315
                                                                 ----------         ----------
    Total cash and short-term investments...................      1,096,413          1,007,207
  Accounts receivable, net..................................        201,237            161,883
  Current portion of note receivable........................          3,233              3,233
  Inventories...............................................         92,368             84,724
  Other current assets......................................         90,599             82,253
                                                                 ----------         ----------
    Total current assets....................................      1,483,850          1,339,300
Noncurrent investments in marketable debt securities........        319,201            547,580
Property, plant, equipment and leasehold improvements, at
  cost:
  Land and buildings........................................        131,790            132,861
  Laboratory, production and office equipment...............        302,295            291,503
  Leasehold improvements....................................         73,989             73,143
  Construction-in-progress..................................         20,782             23,894
                                                                 ----------         ----------
                                                                    528,856            521,401
  Less accumulated depreciation and amortization............       (229,947)          (222,566)
                                                                 ----------         ----------
    Net property, plant, equipment and leasehold
      improvements..........................................        298,909            298,835
Purchased technology, net...................................          7,219             11,722
Other intangible assets, net................................        139,415            143,320
Investments in equity securities and affiliated companies...         92,258             63,021
Notes receivable............................................         15,563             13,967
Other assets................................................         47,624             41,024
                                                                 ----------         ----------
                                                                 $2,404,039         $2,458,769
                                                                 ==========         ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   45,072         $   46,187
  Accrued compensation and related expenses.................         39,175             45,102
  Short-term borrowings.....................................         13,370             20,300
  Current portion of long-term debt.........................        251,613            249,534
  Note payable to Novartis..................................             --             67,791
  Current portion of unearned revenue.......................         53,077             42,524
  Taxes payable.............................................         15,192             19,118
  Other current liabilities.................................        145,621            122,375
                                                                 ----------         ----------
    Total current liabilities...............................        563,120            612,931
Long-term debt..............................................         93,062             96,958
Other noncurrent liabilities................................         50,548             56,043
Minority interest...........................................          2,605                 --
                                                                 ----------         ----------
    Total liabilities.......................................        709,335            765,932
                                                                 ----------         ----------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock..............................................          1,819              1,819
  Additional paid-in capital................................      2,081,250          2,057,418
  Accumulated deficit.......................................       (331,806)          (323,037)
  Accumulated other comprehensive income....................         28,872              3,351
  Treasury stock, at cost (1,976,000 and 1,230,000 shares at
    March 31, 2000 and December 31, 1999, respectively).....        (85,431)           (46,714)
                                                                 ----------         ----------
    Total stockholders' equity..............................      1,694,704          1,692,837
                                                                 ----------         ----------
                                                                 $2,404,039         $2,458,769
                                                                 ==========         ==========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  Product sales, net........................................  $157,606   $ 92,967
  Equity in earnings of unconsolidated joint businesses.....    15,718     18,086
  Collaborative agreement revenues..........................     6,794     22,425
  Royalty and license fee revenues..........................    30,989     32,433
  Other revenues............................................     5,638      9,649
                                                              --------   --------
    Total revenues..........................................   216,745    175,560
                                                              --------   --------
Operating expenses:
  Cost of sales.............................................    51,251     43,876
  Research and development..................................    70,990     67,453
  Selling, general and administrative.......................    50,911     41,662
  Restructuring and reorganization charges (Note 3).........      (371)     3,352
  Other operating expenses..................................     4,822      4,183
                                                              --------   --------
    Total operating expenses................................   177,603    160,526
                                                              --------   --------
Income from operations......................................    39,142     15,034
Loss on sale of assets......................................      (224)        --
Interest expense............................................    (5,026)    (5,845)
Other income, net...........................................    24,470     22,560
Minority interest...........................................      (201)        --
                                                              --------   --------
Income from continuing operations before income taxes.......    58,161     31,749
Provision for income taxes..................................    18,077      8,011
                                                              --------   --------
Income from continuing operations...........................    40,084     23,738
Gain on disposal of discontinued operations (Note 2)........       152         --
                                                              --------   --------
Net income..................................................  $ 40,236   $ 23,738
                                                              ========   ========
Basic earnings per share (Note 1):
  Income from continuing operations.........................  $   0.22   $   0.13
                                                              ========   ========
  Net income................................................  $   0.22   $   0.13
                                                              ========   ========
Diluted earnings per share (Note 1):
  Income from continuing operations.........................  $   0.21   $   0.13
                                                              ========   ========
  Net income................................................  $   0.21   $   0.13
                                                              ========   ========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net income..................................................  $ 40,236   $ 23,738
                                                              --------   --------
Other comprehensive income (loss):
  Change in foreign currency translation adjustment during
    the period..............................................   (10,282)   (14,365)
  Unrealized gains (losses) from investments:
    Unrealized holding gains (losses) arising during the
      period................................................    36,374     (1,726)
    Reclassification adjustment for net gains included in
      net income, net of tax provision of $256 and $795 for
      the three months ended March 31, 2000 and 1999,
      respectively..........................................      (571)    (1,414)
                                                              --------   --------
    Net unrealized gains (losses) from investments..........    35,803     (3,140)
                                                              --------   --------
Other comprehensive income (loss)...........................    25,521    (17,505)
                                                              --------   --------
Comprehensive income........................................  $ 65,757   $  6,233
                                                              ========   ========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Net cash provided by (used in) operating activities.........  $  15,471   $(130,274)
                                                              ---------   ---------
Cash flows from investing activities:
  Purchases of investments in marketable debt securities....   (500,654)   (701,195)
  Proceeds from sale and maturity of investments in
    marketable debt securities..............................    652,000     412,142
  Capital expenditures......................................    (11,736)    (33,889)
  Proceeds from sale of assets..............................      1,000          --
  Proceeds from sale of equity securities and interests in
    affiliated companies....................................      3,098          --
  Other, net................................................      6,750     (18,604)
                                                              ---------   ---------
    Net cash provided by (used in) investing activities.....    150,458    (341,546)
                                                              ---------   ---------
Cash flows from financing activities:
  Net proceeds from (repayment of) short-term borrowings....     (6,250)      1,024
  Repayment of debt and capital leases......................    (67,882)       (887)
  Payments to acquire treasury stock........................   (114,319)       (555)
  Proceeds from reissuance of treasury stock................     38,983          --
  Proceeds from issuance of common stock....................         --      28,069
                                                              ---------   ---------
    Net cash (used in) provided by financing activities.....   (149,468)     27,651
                                                              ---------   ---------
    Net increase (decrease) in cash and cash equivalents....     16,461    (444,169)
Cash and cash equivalents at beginning of the period........    363,865     513,315
                                                              ---------   ---------
Cash and cash equivalents at end of the period..............  $ 380,326   $  69,146
                                                              =========   =========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information presented in the Condensed Consolidated Financial Statements at March 31, 2000, and for the three months ended March 31, 2000 and 1999, is unaudited but includes all normal recurring adjustments which the management of Chiron Corporation ("Chiron" or the "Company") believes to be necessary for fair presentation of the periods presented.

    During the second quarter of 1999, the Company completed the implementation of an integrated information system. As a result, certain previously reported amounts have been reclassified to conform to the current period presentation. The Condensed Consolidated Balance Sheet amounts at December 31, 1999 have been derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited Consolidated Financial Statements for the year ended December 31, 1999, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

    Prior to January 1999, the results of Chiron's Italian subsidiary ("Chiron S.p.A.") were reported on a one-month lag. In the first quarter of 1999, the results of Chiron S.p.A. were brought current. As a result, during the first quarter of 1999, the Company recorded a loss of approximately $5.2 million for the month of December 1998 as a component of "Accumulated deficit" in the Condensed Consolidated Balance Sheets.

    PRINCIPLES OF CONSOLIDATION

    The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company records "Minority interest" in the Condensed Consolidated Financial Statements to account for the ownership interest of the minority owner. Investments in joint ventures, partnerships and interests in which the Company has an equity interest of 50% or less are accounted for using either the equity or cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

    In 2000, the Company began consolidating, and recording minority interest related to, its 51% owned joint venture, Chiron Behring Vaccines Private, Ltd.

    INVENTORIES

    Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventories consist of the following (in thousands):

                                                        MARCH 31,    DECEMBER 31,
                                                           2000          1999
                                                        ----------   -------------
Finished goods........................................    $17,084       $16,614
Work-in-process.......................................     56,697        49,193
Raw materials.........................................     18,587        18,917
                                                          -------       -------
                                                          $92,368       $84,724
                                                          =======       =======

                               CHIRON CORPORATION

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INCOME TAXES

    The 2000 effective tax rate is estimated to be approximately 31% of pretax income from continuing operations. The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three months ended March 31, 1999 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 25%. The actual 1999 annual effective tax rate of 18% reflects the utilization of state deferred tax assets that were recognized during the second half of 1999 through a reduction in the valuation allowance associated with such assets.

    TREASURY STOCK

    Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to additional paid-in capital. Losses on reissuance of treasury stock are charged to additional paid-in capital to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to accumulated deficit. For the three months ended March 31, 2000, the Company charged losses of $49.0 million to accumulated deficit.

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

                               CHIRON CORPORATION

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The following table sets forth the computations for basic and diluted earnings per share on income from continuing operations (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Income (Numerator):
  Income from continuing operations available to common
    stockholders............................................  $40,084    $23,738
  Plus: Interest on 1.9% convertible debentures, net of
    taxes...................................................    1,830         --
                                                              -------    -------
Income available to common stockholders, plus assumed
  conversions...............................................  $41,914    $23,738
                                                              -------    -------
Shares (Denominator):
  Weighted-average common shares outstanding................  180,314    180,639
  Effect of dilutive securities:
    Options and equivalents.................................    7,084      4,160
    Warrants................................................      431        255
    1.9% convertible debentures.............................    8,784         --
                                                              -------    -------
  Weighted-average common shares outstanding, plus assumed
    conversions.............................................  196,613    185,054
                                                              -------    -------
Basic earnings per share....................................  $  0.22    $  0.13
                                                              =======    =======
Diluted earnings per share..................................  $  0.21    $  0.13
                                                              =======    =======

    The following table sets forth the computations for basic and diluted earnings per share on net income (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Income (Numerator):
  Net income available to common stockholders...............  $40,236    $23,738
  Plus: Interest on 1.9% convertible debentures, net of
    taxes...................................................    1,830         --
                                                              -------    -------
  Income available to common stockholders, plus assumed
    conversions.............................................  $42,066    $23,738
                                                              -------    -------
Shares (Denominator):
  Weighted-average common shares outstanding................  180,314    180,639
  Effect of dilutive securities:
    Options and equivalents.................................    7,084      4,160
    Warrants................................................      431        255
    1.9% convertible debentures.............................    8,784         --
                                                              -------    -------
  Weighted-average common shares outstanding, plus assumed
    conversions.............................................  196,613    185,054
                                                              -------    -------
Basic earnings per share....................................  $  0.22    $  0.13
                                                              =======    =======
Diluted earnings per share..................................  $  0.21    $  0.13
                                                              =======    =======

                               CHIRON CORPORATION

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) For the three months ended March 31, 2000 and 1999, options to purchase
0.6 million and 1.4 million shares, respectively, with exercise prices greater than the average market price of common stock, were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

    Also excluded from the computations of diluted earnings per share were
3.2 million and 12.0 million shares for the three months ended March 31, 2000 and 1999, respectively, of common stock issuable upon conversion of the Company's convertible subordinated debentures as the interest, net of tax, per common share obtainable on conversion exceeds basic earnings per share. As indicated in Note 7, on April 17, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register 4.5% convertible subordinated debentures to be offered in exchange for its existing 1.9% convertible subordinated debentures. The new debentures are convertible, at the holders' option, into common stock at a price equal to a 33% premium over the average of the closing market prices of the Company's common stock for each of the five business days ending on (and including) May 10, 2000 per $1,000 principal amount. Also, on April 4, 2000, the Company's Board of Directors authorized management to call, for redemption in common stock, all of the outstanding 5.25% convertible subordinated debentures prior to the next interest payment date of May 21, 2000.

NOTE 2--DISCONTINUED OPERATIONS

    On November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business to Bayer for $1,013.8 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Bayer Agreement"), dated as of September 17, 1998, between Chiron and Bayer. The results of operations for Chiron Diagnostics are reported as a discontinued operation for all periods presented in the Condensed Consolidated Statements of Operations. Chiron has provided customary indemnities under the terms of the Bayer Agreement.

    On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to Bausch & Lomb ("B&L") for approximately
$300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "B&L Agreement"), dated as of October 21, 1997, between Chiron and B&L. The Company retained Chiron Vision's cash and cash equivalents, certain Chiron Vision real estate assets (the "real estate assets") and Chiron Vision's future noncancelable operating lease costs upon the completion of the sale. The Company has provided customary indemnities under the terms of the B&L Agreement.

    For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of March 31, 2000 and December 31, 1999, the real estate assets of $1.9 million, which represent all of the remaining net assets of Chiron's discontinued operations, are recorded in the Condensed Consolidated Balance Sheets as "Other current assets."

    For the three months ended March 31, 2000, "Gain on disposal of discontinued operations" includes income tax expenses of $0.1 million.

                               CHIRON CORPORATION

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 3--RESTRUCTURING AND REORGANIZATION CHARGES

    In 2000 and 1999, the Company recorded restructuring and reorganization charges related to the integration of its worldwide vaccines operations and the ongoing rationalization of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility and facility-related costs. As of March 31, 2000, 27 of these 28 positions had been eliminated. The ongoing rationalization of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 382 positions in manufacturing, research and development, sales, marketing and other administrative functions, and facility-related costs. During 2000, the Company decided to retain 11 of those 382 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 371. Included in this amount were 36 positions at the Company's Amsterdam facility, which was sold in December 1999. These positions were transferred to the buyer in January 2000.

    For the three months ended March 31, 2000, the Company recorded restructuring and reorganization benefits of $0.4 million, which related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions. As of March 31, 2000, 356 of these 371 positions had been eliminated.

    For the three months ended March 31, 1999, the Company recorded net restructuring and reorganization charges of $3.4 million related to the integration of its worldwide vaccines operations.

    The current status of the restructuring and reorganization accruals is summarized as follows (in thousands):

                                                                                        AMOUNT
                                                        AMOUNT OF       AMOUNT OF      UTILIZED     AMOUNT TO
                                       ACCRUAL AT         TOTAL           TOTAL        THROUGH     BE UTILIZED
                                      DECEMBER 31,    RESTRUCTURING   RESTRUCTURING   MARCH 31,     IN FUTURE
                                          1999           CHARGE          BENEFIT         2000        PERIODS
                                      -------------   -------------   -------------   ----------   -----------
Employee-related costs..............     $3,772           $ --            $(531)        $  (688)      $2,553
Other facility-related costs........      1,631            160               --            (512)       1,279
                                         ------           ----            -----         -------       ------
                                          5,403            160             (531)         (1,200)       3,832
Discontinued operations.............        285             --             (109)             --          176
                                         ------           ----            -----         -------       ------
                                         $5,688           $160            $(640)        $(1,200)      $4,008
                                         ======           ====            =====         =======       ======

    The restructuring and reorganization accruals, which are included as a component of "Other current liabilities" in the Condensed Consolidated Balance Sheets, are expected to be substantially settled within 12 months of accruing the related charges.

NOTE 4--SALE OF AUSTRALIAN SUBSIDIARY

    In February 2000, the Company sold substantially all assets of its Australian subsidiary ("the Australian assets") to Mimotopes Pty. Ltd. ("Mimotopes"), a wholly-owned subsidiary of MitoKor, for $1.0 million in cash, $1.6 million in non-interest bearing promissory notes and 500,000 shares of MitoKor Series E convertible preferred stock, to which the Company assigned no fair value due to the early-stage

                               CHIRON CORPORATION

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 4--SALE OF AUSTRALIAN SUBSIDIARY (CONTINUED) nature of MitoKor. The promissory notes are due on August 7, 2001 and February 7, 2003 and are included in "Other assets" in the Condensed Consolidated Balance Sheets, with a face amount of $2.0 million and net of an unamortized discount of $0.4 million at an imputed interest rate of 9%, at March 31, 2000. Mimotopes also assumed substantially all liabilities of the Company's Australian subsidiary. In connection with the sale, the Company wrote off $1.3 million in leasehold improvements, which became the property of the landlord upon termination of the Australian subsidiary's building lease, and incurred selling costs of $0.4 million. Both amounts are included in "Loss on sale of assets" in the Condensed Consolidated Statements of Operations. The Australian subsidiary was part of the Company's biopharmaceuticals segment. The sale of the Australian assets, net of liabilities assumed, resulted in a net loss of $0.2 million, which is included in "Loss on sale of assets" in the Condensed Consolidated Statements of Operations.

    At the time of the sale, the carrying amount of the Australian assets, net of liabilities assumed, was approximately $1.1 million. As of December 31, 1999, the carrying amount of the Australian assets, net of liabilities to be assumed, approximated the carrying amount at the time of the sale and was recorded in the Condensed Consolidated Balance Sheets as "Other current assets." Chiron recognized operating expenses related to the Australian subsidiary of $0.2 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively.

    The Company intends to liquidate the remaining assets and liabilities of the Australian subsidiary in the third quarter of 2000.

    In connection with the sale, the Company and Mimotopes entered into an agreement, under which Mimotopes would perform the research and development for the remaining term of an agreement with Novartis, which ends in November 2000. The Company paid Mimotopes $0.7 million for the research and development services, which it will amortize over the period during which the services are performed.

NOTE 5--SEGMENT INFORMATION

    Chiron is organized based on the products and services that it offers. Under this organizational structure, the Company has the following three reportable segments: (i) biopharmaceuticals, (ii) vaccines and (iii) blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer, infectious diseases and cardiovascular disease, as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The vaccines segment consists principally of products and services related to adult and pediatric vaccines sold primarily in the United Kingdom, Germany, Italy and other international markets, as well as the development of technologies related to vaccines. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company, and an alliance with Gen-Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling nucleic acid testing ("NAT") products using transcription-mediated amplification ("TMA") technology to screen transfused blood and plasma products for viral infection.

                               CHIRON CORPORATION

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION (CONTINUED)
    Certain other revenues and expenses, particularly Novartis research and development funding, certain royalty revenues and unallocated corporate expenses, are not viewed by management as belonging to any one reportable segment. As a result, these items have been aggregated into an "Other" segment, as permitted by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"
("SFAS 131").

    The accounting policies of the Company's reportable segments are the same as those described in Note 1--The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items, such as restructuring and reorganization charges, which are shown as reconciling items in the table below.

    The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
REVENUES
  Biopharmaceuticals........................................  $ 61,492   $ 67,741
  Vaccines..................................................   117,461     56,474
  Blood testing, includes equity in earnings of
    unconsolidated joint businesses of $15,718 and $17,843
    for the three months ended March 31, 2000 and 1999,
    respectively............................................    26,396     24,630
  Other.....................................................    11,396     26,715
                                                              --------   --------
    Total revenues..........................................  $216,745   $175,560
                                                              ========   ========

INCOME FROM CONTINUING OPERATIONS
  Biopharmaceuticals........................................  $(15,550)  $ (4,692)
  Vaccines..................................................    50,023     (6,308)
  Blood testing.............................................    11,518     14,515
  Other.....................................................    (7,220)    14,871
                                                              --------   --------
    Segment income from operations..........................    38,771     18,386
  Operating income (expense) reconciling items:
    Restructuring and reorganization charges................       371     (3,352)
                                                              --------   --------
  Income from operations....................................    39,142     15,034
    Loss on sale of assets..................................      (224)        --
    Interest expense........................................    (5,026)    (5,845)
    Other income, net.......................................    24,470     22,560
    Minority interest.......................................      (201)        --
                                                              --------   --------
  Income from continuing operations before income taxes.....  $ 58,161   $ 31,749
                                                              ========   ========

                               CHIRON CORPORATION

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION (CONTINUED)
    In 2000, the Company changed its method of allocating certain legal costs to segments due to a change in the Executive Committee's evaluation of the performance of the Company's segments. In 2000, the Company allocated certain legal costs to the "Other" segment, whereas in 1999, the Company allocated these certain legal costs to all segments. The effect of this change in methodology was not material to the financial statements.

NOTE 6--CONTINGENCIES

    The Company is party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, claims of product liability and other issues. While there is no assurance that an adverse determination of any of such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

NOTE 7--SUBSEQUENT EVENTS

    On April 17, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register $243.8 million of 4.5% convertible subordinated debentures to be offered in exchange for its existing 1.9% convertible subordinated debentures, which are due in November 2000. The new debentures are convertible, at the holders' option, into common stock at a price equal to a 33% premium over the average of the closing market prices of the Company's common stock for each of the five business days ending on, and including, May 10, 2000 per $1,000 principal amount and are due in May 2007. Interest will be paid semi-annually. The Company may redeem the new debentures at any time on or after May 2003, at a redemption price starting at $1,025.71 per $1,000 principal amount, decreasing to a redemption price equal to 100% of the principal amount at maturity. The Company's obligation to proceed with the offer is conditioned upon 75% of the existing 1.9% convertible subordinated debentures being tendered and upon the average of the closing market prices of the Company's common stock for each of the five business days ending on, and including, May 10, 2000 remaining between $40 and $55 per share. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), the Company will account for the exchange as an extinguishment of debt and recognize an extraordinary loss.

    On April 4, 2000, the Company's Board of Directors authorized management to call, for redemption in common stock, all of the outstanding 5.25% convertible subordinated debentures prior to the next interest payment date of May 21, 2000. The redemption price for each $5,000 principal amount of the bonds will equal $5,260.31, which includes accrued interest of $260.31 to the redemption date. As an alternative to redemption, bondholders may elect to convert into shares of the Company's common stock at a conversion price of $30.83 per share, or 162 shares for each $5,000 principal amount of bonds held, plus cash in lieu of fractional shares. The bondholders' right to convert to shares will expire at the close of business on May 11, 2000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE, AND ALL OTHER STATEMENTS WHICH ARE OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "PROJECTS," "WILL," "MAY," "MIGHT," AND WORDS OF A SIMILAR NATURE. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT REFLECT MANAGEMENT'S CURRENT BELIEFS AND EXPECTATIONS ON THE DATE OF THIS REPORT. ACTUAL RESULTS, PERFORMANCE OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. SOME OF THE IMPORTANT FACTORS WHICH, IN THE VIEW OF CHIRON CORPORATION ("CHIRON" OR THE "COMPANY"), COULD CAUSE ACTUAL RESULTS TO DIFFER ARE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY ANNOUNCE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FACTS OR CIRCUMSTANCES OF WHICH MANAGEMENT BECOMES AWARE AFTER THE DATE THEREOF.

    THE DISCUSSION BELOW SHOULD BE READ IN CONJUNCTION WITH PART I., ITEM 1., "FINANCIAL STATEMENTS," OF THIS QUARTERLY REPORT ON FORM 10-Q AND PART II. ITEMS 7., 7A., AND 8., "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" AND "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," RESPECTIVELY, OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

    Chiron is a biotechnology company that participates in three global healthcare markets: biopharmaceuticals, vaccines and blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer, infectious diseases and cardiovascular disease, as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The vaccines segment consists principally of adult and pediatric vaccines sold primarily in the United Kingdom, Germany, Italy and other international markets, as well as the development of technologies related to vaccines. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company, and an alliance with Gen-Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling nucleic acid testing ("NAT") products using transcription-mediated amplification ("TMA") technology to screen transfused blood and plasma products for viral infection. Certain other revenues and expenses are not viewed by management as belonging to any one segment. As a result, these items have been aggregated into an "Other" segment.

    On December 29, 1997, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to Bausch & Lomb Incorporated ("B&L"), and on November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer"). The Company's Condensed Consolidated Statements of Operations reflect the after-tax results of Chiron Vision and Chiron Diagnostics as discontinued operations.

RESULTS OF OPERATIONS

BIOPHARMACEUTICALS

    PRODUCT SALES For the three months ended March 31, 2000 and 1999, product sales from the biopharmaceuticals segment were $40.7 million and $43.1 million, respectively. In 2000 and 1999, biopharmaceutical product sales consisted principally of Proleukin-Registered Trademark- (aldesleukin, interleukin-2) and Betaseron-Registered Trademark- (interferon beta-1b).

    PROLEUKIN-REGISTERED TRADEMARK- Chiron sells Proleukin-Registered Trademark- directly in the U.S. and certain international markets. For the three months ended March 31, 2000 and 1999, sales of Proleukin-Registered Trademark-were $19.2 million and $25.9 million, respectively. The decrease in Proleukin-Registered Trademark- product sales in 2000 as compared with 1999 was primarily due to reductions in inventory stocking levels by certain U.S. wholesalers during the first quarter 2000. Despite the purchasing patterns of these wholesalers, underlying purchases by end users have increased in the U.S. There can be no assurance that wholesalers will maintain inventory stocking levels in 2000 commensurate with those in 1999. If these levels are not maintained, the Company may experience a corresponding reduction in Proleukin-Registered Trademark- sales to wholesalers in 2000. The Company continues to pursue the use of Proleukin-Registered Trademark- for additional indications, including human immunodeficiency virus ("HIV").

    BETASERON-REGISTERED TRADEMARK- Chiron manufactures Betaseron-Registered Trademark- for Berlex Laboratories, Inc. ("Berlex") and its parent company, Schering AG of Germany. Chiron earns a payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG and a subsequent additional payment upon sales by Berlex and Schering AG. Accordingly, Chiron's revenues from Betaseron-Registered Trademark- tend to fluctuate based upon the inventory management practices of Berlex and Schering AG. For the three months ended
March 31, 2000 and 1999, sales of Betaseron-Registered Trademark- were
$18.7 million and $14.6 million, respectively. In the first quarter 2000, the number of Betaseron-Registered Trademark- vials, which underly the sales recorded by Chiron, shipped by Berlex and Schering AG increased 20% over the first quarter 1999, and Chiron's shipments of Betaseron-Registered Trademark- to Berlex and Schering AG increased 1% over the first quarter 1999. The Company also earns royalties on Schering AG's European sales of Betaferon-Registered Trademark-(interferon beta-lb) (collectively, "Betaseron-Registered Trademark-revenues"). As discussed in "Royalties and license fee revenues" below, Betaferon-Registered Trademark- royalties also increased in 2000 as compared with 1999. The increase in Betaseron-Registered Trademark- revenues in 2000 as compared with 1999 was primarily related to market growth, particularly in Europe, Canada and Australia.

    PDGF Chiron manufactures PDGF (recombinant human platelet-derived growth factor -rhPDGF-BB) for Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company. PDGF is the active ingredient in Regranex-Registered Trademark- (becaplermin) Gel, a treatment for diabetic foot ulcers. Regranex-Registered Trademark- Gel was approved by the Food and Drug Administration ("FDA") in December 1997 and was launched commercially in early 1998. Regranex-Registered Trademark- Gel was approved for use in the treatment of diabetic foot ulcers in Canada in December 1998 and Europe in March 1999. Chiron's sales of PDGF fluctuate based upon the inventory management practices of J&J. As a result, there were no commercial sales of PDGF to J&J from the first quarter 1999 through the first quarter 2000. Commercial sales of PDGF to J&J are expected to resume in the second quarter 2000.

    The Company expects the competitive pressures related to many of its biopharmaceutical products to continue into the foreseeable future as a result of the introduction of competing products into the market, as listed in
Item 1., "Business--Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    In October 1999, SkyePharma, Inc. ("SkyePharma"), the manufacturer of DepoCyt-Registered Trademark-, discovered two DepoCyt-Registered Trademark- lots that did not meet manufacturing specifications and, as a result, all DepoCyt-Registered Trademark- vials were recalled from these lots. The commercial supply of this product is on hold while the Company and SkyePharma work with the FDA to resolve various issues related to the manufacture of the product. Management of the Company does not believe that this event will have a material impact on the results of operations for fiscal year 2000.The impact of this event on future shipments of DepoCyt-Registered Trademark- is not yet known. There can be no assurance that commercial shipments of DepoCyt-Registered Trademark- will resume.

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received for research services as they are performed and fees received upon the achievement of specified milestones. For the three months ended March 31, 2000 and 1999, the biopharmaceuticals segment recognized collaborative agreement revenues of $3.2 million and $5.0 million, respectively.

    The decrease in collaborative agreement revenues in 2000 as compared with 1999 was partially due to decreases in revenue earned by the Company under two agreements with Novartis (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999). The Company's "Other" segment also earns collaborative agreement revenues under a third Novartis agreement. See "Other--Collaborative agreement revenues" below.

    Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of the biopharmaceutical collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. In particular, the November 1996 consent agreement between Chiron, Novartis and the Federal Trade Commission expires in the fourth quarter 2001 (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999), and the November 1995 agreement with Novartis expires in the fourth quarter 2000 (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999). There can be no assurance that new relationships will be established or that current collaborative agreement revenue will not decline.

    ROYALTY AND LICENSE FEE REVENUES For the three months ended March 31, 2000 and 1999, the biopharmaceuticals segment recognized royalty and license fee revenues of $15.4 million and $16.6 million, respectively. The Company earns royalties on third party sales of several products, including recombinant insulin and glucagon products, Betaferon-Registered Trademark- and hepatitis B virus ("HBV") products.

    Chiron estimates recombinant insulin and glucagon royalty revenues based on previous period actual recombinant insulin and glucagon product sales. For the three months ended March 31, 2000 and 1999, Chiron recognized $1.5 million and $7.1 million, respectively, under the recombinant insulin and glucagon royalty arrangement. The decrease in 2000 as compared with 1999 was primarily due to a $5.0 million non-recurring positive adjustment in the first quarter 1999.

    The decrease in royalty revenues under the recombinant insulin and glucagon royalty arrangement was offset by increases in other royalty arrangements. The Company earns royalties on Schering AG's European sales of Betaferon-Registered Trademark- (interferon beta-lb). For the three months ended March 31, 2000 and 1999, Chiron recognized $7.5 million and $6.8 million, respectively, under this arrangement. As discussed in "Product sales--Betaseron-Registered Trademark-" above, the increase in 2000 as compared with 1999 was primarily related to market growth in Europe, offset by a weaker exchange rate of the Euro as compared with the U.S. dollar. The Company also earns royalties on third party sales of HBV products. For the three months ended March 31, 2000 and 1999, royalty revenues recognized under the HBV royalty arrangement were $2.7 million and $2.4 million, respectively.

    In addition, in the first quarter 2000, Chiron recognized revenue under an agreement with Glaxo Group Limited ("Glaxo"), whereby Chiron granted to Glaxo rights under certain Chiron hepatitis C virus ("HCV") patents. The agreement provides for certain milestone payments and minimum annual royalties. If Glaxo commercializes a product using Chiron's HCV patents, the agreement provides for royalties on future product sales, against which the minimum annual royalties will be applied. However, there can be no assurance that Glaxo will meet such development objectives or commercialize a product using Chiron's HCV patent rights.

    Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. In addition, Chiron estimates royalty revenues based on product sales estimates provided by the third party or previous period actual product sales. In the following quarter, Chiron records an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of the third party's actual product sales for that period. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, the Company's ability to generate additional royalty and license fee revenues may depend, in part, on its ability to market and capitalize on its technologies. There can be no assurance that the Company will be able to do so or that future royalty and license fee revenue will not decline.

    OTHER REVENUES For the three months ended March 31, 2000 and 1999, the biopharmaceuticals segment recognized other revenues of $2.2 million and $3.1 million, respectively.

    For the three months ended March 31, 2000 and 1999, other revenues included contract manufacturing revenues of $1.2 million and $2.6 million, respectively. The decrease was a result of the timing of contract manufacturing activities. The Company anticipates that there will be increased contract manufacturing activities in 2000 as compared with 1999, as we seek to improve utilization of manufacturing capacity.

    Biopharmaceuticals' other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

    GROSS PROFIT For the three months ended March 31, 2000 and 1999, biopharmaceutical gross profit as a percentage of net product sales was 67.2% and 71.1%, respectively.

    The decrease in biopharmaceutical gross profit margins in 2000 as compared with 1999 was primarily related to an increase in idle facility costs due to the timing of manufacturing activities.

    Biopharmaceutical gross profit percentages may fluctuate significantly in future periods as the biopharmaceutical product mix continues to evolve.

    RESEARCH AND DEVELOPMENT For the three months ended March 31, 2000 and 1999, the biopharmaceuticals segment recognized research and development expenses of $51.8 million and $48.8 million, respectively. The increase in research and development spending in 2000 as compared with 1999 was due to the furtherance of the Company's clinical trials related to various programs, such as Proleukin-Registered Trademark- for HIV, Fibroblast Growth Factor ("FGF") for coronary and peripheral artery diseases, tifacogin (recombinant Tissue Factor Pathway Inhibitor or "TFPI") for severe sepsis and Insulin-Like Growth Factor-1 ("IGF-1") for osteoarthritis.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL, AND ADMINISTRATIVE For the three months ended March 31, 2000 and 1999, selling, general and administrative ("SG&A") expenses of the biopharmaceuticals segment were $10.4 million and $10.5 million, respectively. The decrease in SG&A expenses in 2000 as compared with 1999 was primarily due to a change in the method of allocating certain legal costs to segments. In 2000, the Company allocated certain legal costs to the "Other" segment, whereas in 1999, the Company allocated these certain legal costs to all segments. This decrease was offset by an increase in SG&A expenses due to the Company's worldwide implementation of its integrated information system in April 1999.

VACCINES

    PRODUCT SALES Chiron sells pediatric and adult vaccines in the United Kingdom, Germany, Italy and other international markets. For the three months ended March 31, 2000 and 1999, vaccine product sales were $109.8 million and $44.5 million, respectively. The increase in product sales in 2000 as compared with 1999 was primarily due to shipments of $60.4 million of Menjugate-TM-, its conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C, to the National Health Service ("NHS") in the United Kingdom under tender. Under the tender, the Company will ship approximately $100.0 million of Menjugate-TM- to the NHS. The Company expects to ship a majority of the remaining Menjugate-TM- under the tender in the second quarter 2000. In addition, the Company is exploring opportunities for additional Menjugate-TM- sales in the United Kingdom and other countries; however, the Company does not expect Menjugate-TM- shipments, if any, in following quarters to be commensurate with those in the first quarter 2000.

    Certain of the Company's vaccine products, particularly its flu vaccine, are seasonal and typically have higher sales in the second half of the year. In addition, the Company expects the competitive pressures related to many of its vaccine products to continue into the foreseeable future as a result of the introduction of competing products into the market, including new combination vaccines.

    ROYALTY AND LICENSE FEE REVENUES For the three months ended March 31, 2000 and 1999, the vaccines segment recognized royalty and license fee revenues of $4.0 million and $5.5 million, respectively.

    An agreement with SmithKline Beecham provides for royalties on sales of certain human vaccine products, under which Chiron recognized $1.8 million and $2.1 million of such royalties for the three months ended March 31, 2000 and 1999, respectively. Also, for the three months ended March 31, 2000 and 1999, Chiron recognized $2.2 million and $3.3 million, respectively, of royalty revenues on third party sales of HBV vaccine products, hepatitis A virus ("HAV") vaccine products and rabies vaccine products. The decrease was due to the HAV royalty arrangement, which expired in early 2000, and, to a lesser extent, the rabies royalty arrangement, which expired in the second quarter 1999.

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

    OTHER REVENUES For the three months ended March 31, 2000 and 1999, the vaccines segment recognized other revenues of $3.6 million and $6.2 million, respectively.

    Other revenues included commission revenues on sales of HBV vaccine products and immunoglobulin products of $1.9 million and $3.0 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in commission revenues in 2000 as compared with 1999 was primarily related to a decrease in third party sales of the HBV vaccine products due to the introduction of competitive combination vaccines. In addition, for the three months ended
March 31, 1999, other revenues included a $1.2 million grant from the Italian government for vaccines research performed under an agreement that ended in the third quarter 1999.

    Vaccines' other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

    GROSS PROFIT For the three months ended March 31, 2000 and 1999, vaccine gross profit as a percentage of net product sales was 72.7% and 41.0%, respectively. The increase in vaccine gross profit margins in 2000 as compared with 1999 was primarily related to sales of Menjugate-TM-. A significant portion of Menjugate-TM- production occurred in 1999. Since the Company had not received approval as of the end of fiscal year 1999 in the United Kingdom to market Menjugate-TM-, the Company expensed manufacturing costs to research and development. The NHS in the United Kingdom accepted the Company's tender to supply Menjugate-TM- in March 2000. The Company does not expect vaccine gross profit margins in following quarters to be commensurate with those in the first quarter 2000.

    In the first quarter 2000, Chiron and Aventis Pasteur ("AvP") entered into a co-promotion and co-marketing arrangement for Menjugate-TM-. Chiron may be required to pay AvP co-promotion fees in certain territories and may receive remuneration from AvP for co-marketing in other territories. The current tender with the NHS in the United Kingdom is not included in this arrangement.

    Vaccine gross profit percentages may fluctuate significantly in future periods as the vaccine product mix continues to evolve.

    RESEARCH AND DEVELOPMENT For the three months ended March 31, 2000 and 1999, the vaccines segment recognized research and development expenses of $15.3 million and $16.3 million, respectively. The decrease in research and development spending in 2000 as compared with 1999 was due to receipt of approval for sales of Menjugate-TM- in March 2000, as discussed in "Gross profit" above, offset by increased spending due to the furtherance of the Company's clinical trials related to various vaccine programs.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL, AND ADMINISTRATIVE For the three months ended March 31, 2000 and 1999, the vaccines segment recognized SG&A expenses of $18.3 million and $17.2 million, respectively. The increase in SG&A expenses in 2000 as compared with 1999 was due to the Company's re-launch of its tick-borne encephilitis vaccine product in the first quarter 2000 and the worldwide implementation of its integrated information system in April 1999. This increase was offset by a decrease in SG&A expenses due to a change in the method of allocating certain legal costs to segments, as discussed previously.

BLOOD TESTING

    PRODUCT SALES For the three months ended March 31, 2000 and 1999, blood testing product sales were $7.1 million and $5.4 million, respectively.

    Under the Ortho arrangement, the Company is reimbursed for its manufacturing costs related to immunodiagnostic products. For the three months ended
March 31, 2000 and 1999, the Company recognized revenues under this agreement of $4.2 million and $5.4 million, respectively. In the second quarter 1999, certain costs that had been reimbursable previously as manufacturing costs under the Ortho arrangement, became reimbursable as research costs. This resulted in a shift from product sales to collaborative agreement revenues in the first quarter 2000.

    Under the collaboration agreement with Gen-Probe, Chiron and Gen-Probe jointly participate in new assay and instrument research and development while Gen-Probe performs certain product development and assay and instrument manufacturing functions. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using TMA technology.

    During the second quarter 1999, the Company began recognizing revenues from sales of its nucleic acid tests that are used to screen blood and plasma under an investigational new drug ("IND") application in the U.S. Evaluation studies at several non-U.S. sites also began during the second quarter 1999. Worldwide product sales related to tests and instruments were $2.9 million for the three months ended March 31, 2000.

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

    During the fourth quarter 1999, the Company signed an exclusive contract with the Australian Red Cross Blood Service to provide blood testing products for NAT screening. Under the contract, Chiron began recognizing product revenue for sales of its nucleic acid tests in Australia in the fourth quarter 1999. In addition, in March 2000, the Company received regulatory approval in Australia for the TMA assay.

    The Company expects the competitive pressures related to many of its blood testing products to continue into the foreseeable future as a result of the introduction of competing products into the market, as listed in Item 1., "Business--Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT BUSINESSES For the three months ended March 31, 2000 and 1999, Chiron's earnings from its joint business with Ortho were $15.7 million and $17.8 million, respectively. The overall fluctuations in earnings from the joint business were primarily due to lower profitability of Ortho's foreign affiliates and certain adjustments made during 2000 and 1999.

    COLLABORATIVE AGREEMENT REVENUES For the three months ended March 31, 2000 and 1999, blood testing collaborative agreement revenues were $3.6 million and $1.4 million, respectively.

    Under the Ortho arrangement, the Company is reimbursed for its research costs related to immunodiagnostic products. For the three months ended
March 31, 2000 and 1999, the Company recognized revenues under this agreement of $2.9 million and $1.4 million, respectively. As discussed above, in the second quarter 1999, certain costs that had been reimbursable previously as manufacturing costs under the Ortho arrangement, became reimbursable as research costs. This resulted in a shift from product sales to collaborative agreement revenues in the first quarter 2000.

    GROSS PROFIT For the three months ended March 31, 2000 and 1999, blood testing gross profit as a percentage of net product sales was 1.9% and 0.6%, respectively. Sales of nucleic acid tests and instruments began in the second quarter 1999.

    Blood testing gross profit percentages may fluctuate significantly in future periods as the blood testing product mix continues to evolve.

    RESEARCH AND DEVELOPMENT For the three months ended March 31, 2000 and 1999, the blood testing segment recognized research and development expenses of $3.9 million and $2.4 million, respectively. The increase in research and development spending in 2000 as compared with 1999 was due to an increase in development costs related to the nucleic acid testing business.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL, AND ADMINISTRATIVE For the three months ended March 31, 2000 and 1999, the blood testing segment recognized SG&A expenses of $4.0 million and $2.4 million, respectively. The increase in SG&A expenses in 2000 as compared with 1999 was primarily due to expenses associated with the nucleic acid testing business and, to a lesser extent, the Company's worldwide implementation of its integrated information system in April 1999. This increase was offset by a decrease in SG&A expenses due to a change in the method of allocating certain legal costs to segments, as discussed previously.

OTHER

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received for research services as they are performed and fees received upon the achievement of specified milestones. For the three months ended March 31, 2000, the other segment did not recognize any collaborative agreement revenues. For the three months ended March 31, 1999, the other segment recognized collaborative agreement revenues of $16.0 million.

    The decrease in collaborative agreement revenues in 2000 as compared with 1999 was due to the Company not drawing research funding under an agreement with Novartis in the first quarter 2000, as the Company focuses on the self-funding of research programs. Novartis agreed to provide research funding for certain projects through December 31, 2000 (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999). In December 1999, Chiron and Novartis amended this agreement to increase the aggregate maximum amount of funding provided by Novartis from $250.0 million to $265.0 million.

    Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of the Company's collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current collaborative agreement revenue will not decline. In particular, the research funding agreement with Novartis expires on December 31, 2000, and there can be no assurance that new relationships will be established.

    ROYALTY AND LICENSE FEE REVENUES For the three months ended March 31, 2000 and 1999, the other segment recognized royalty and license fee revenues of $11.6 million and $10.3 million, respectively.

    The increase in royalty and license fee revenues in 2000 as compared with 1999 was primarily due to an agreement with F. Hoffman-LaRoche Ltd. and its affiliates ("Roche"), under which the Company receives royalties on sales of polymerase chain reaction ("PCR") products sold by Roche. Chiron estimates royalties on PCR product sales based on previous period actual sales. In the following quarter, Chiron records an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual PCR product sales for that period. The increase in 2000 as compared with 1999 was primarily due to a $3.3 million positive adjustment in the first quarter 2000. Roche's royalty obligation expires upon the earlier of December 31, 2000 or when Chiron recognizes royalties with an aggregate net present value of $30.0 million as of the date of the agreement (discounted at 14.0%). As of March 31, 2000, Chiron had recognized royalties with a net present value of $14.4 million.

    The increase in royalty and license fee revenues in 2000 as compared with 1999 was offset by a decrease in licensing fees related to a cross-license agreement with Bayer whereby Chiron granted to Bayer rights under certain Chiron patents, including rights under patents relating to HIV and HCV. In exchange for these rights, Bayer paid to Chiron a license fee of $100.0 million, which is refundable in decreasing amounts over a period of three years. During the three months ended March 31, 2000 and 1999, Chiron recognized license fee revenues of $7.5 million and $10.0 million, respectively, which represent the portions of the $100.0 million payment that became nonrefundable during those periods. In addition, the cross-license agreement provides for royalties to Chiron on HIV and HCV products sold by Bayer. During each of the three months ended March 31, 2000 and 1999, Chiron recognized $0.9 million of royalty revenue related to this agreement.

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

    SELLING, GENERAL, AND ADMINISTRATIVE For the three months ended March 31, 2000 and 1999, the other segment recognized SG&A expenses of $18.3 million and $11.6 million, respectively. The increase in SG&A expenses in 2000 as compared with 1999 was due to increased payroll related expenses, the Company's worldwide implementation of its integrated information system in April 1999 and a change in the method of allocating certain legal costs to segments, as discussed previously.

    OTHER OPERATING EXPENSES For the three months ended March 31, 2000, the Company recorded restructuring and reorganization benefits of $0.4 million, which related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of 371 positions. As of March 31, 2000, 356 of these 371 positions had been eliminated. For the three months ended March 31, 1999, the Company recorded net restructuring and reorganization charges of $3.4 million related to the integration of its worldwide vaccines operations.

    NON-OPERATING INCOME AND EXPENSE Other income, net, primarily consisted of interest and investment income on the Company's cash and investment balances and other non-operating gains and losses. For the three months ended March 31, 2000 and 1999, Chiron recognized interest and investment income of $21.7 million and $20.3 million, respectively. The increase in interest and investment income in 2000 as compared with 1999 was primarily due to higher average cash and investment balances. Interest expense decreased to $5.0 million for the three months ended March 31, 2000 from $5.8 million for the three months ended
March 31, 1999 primarily due to the repayment of the note payable to Novartis on January 4, 2000.

    INCOME TAXES The 2000 effective tax rate is estimated to be approximately 31% of pretax income from continuing operations. The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three months ended March 31, 1999 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 25%. The actual 1999 annual effective tax rate of 18% reflects the utilization of state deferred tax assets that were recognized during the second half of 1999 through a reduction in the valuation allowance associated with such assets.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of
SFAS 133." As a result of this amendment, SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This statement gives specific guidance and clarification on the conditions that must be met before an entity may recognize revenue. In March 2000, the SEC issued SAB 101A to defer for one quarter the effective date of implementation of SAB 101 with earlier application encouraged. As a result of this amendment, SAB 101 shall be effective for the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the effect that implementation of SAB 101 will have on its results of operations and financial position and anticipates that it will adopt SAB 101 during the second quarter 2000.

    In March 2000, the FASB issued Interpretation No. 44 of Accounting Principals Board No. 25 ("APB 25"), which clarifies the application of APB 25 as it relates to (i) the definition of an employee for purposes of applying
APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective on July 1, 2000. The Company is currently evaluating the effect that implementation of Interpretation No. 44 will have on its results of operations and financial position and anticipates that it will implement Interpretation No. 44 during the third quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings, issuance of common stock and off-balance sheet financing. Chiron's cash, investments in marketable debt securities and short-term investment in equity securities, which totaled
$1.4 billion at March 31, 2000, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions of high credit standing. By policy, the amount of credit exposure to any one institution is limited; however, these investments are generally not collateralized and primarily mature within three years.

    SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $380.3 million and $69.1 million at March 31, 2000 and 1999, respectively. Through the three months ended March 31, 2000, net cash provided by operating activities was $15.5 million as compared with net cash used in operating activities of $130.3 million in 1999. The increase in cash provided by operating activities was largely due to higher net income and lower tax payments in the first quarter 2000 as compared to the first quarter 1999, partially offset by an increase in accounts receivable in the first quarter 2000 due to the shipment of Menjugate-TM- in March 2000. In the first quarter 1999, the Company paid
$165.4 million in estimated taxes related to the sale of Chiron Diagnostics.

    Through the three months ended March 31, 2000, net cash provided by investing activities consisted of proceeds from the sale and maturity of investments in marketable debt securities of $652.0 million, proceeds from the sale of equity securities and interests in affiliated companies of $3.1 million, proceeds from the sale of assets of $1.0 million and other sources of cash of $6.8 million, offset by purchases of investments in marketable debt securities of $500.7 million and capital expenditures of $11.7 million.

    Through the three months ended March 31, 2000, net cash used in financing activities consisted of $114.3 million related to the acquisition of treasury stock, $67.9 million related to the repayment of debt, including the note owed to Novartis, and $6.3 million related to short-term borrowings. This use of cash was offset by $39.0 million in proceeds from the reissuance of treasury stock primarily related to stock option exercises and employee stock purchases.

    Through March 31, 2000, $3.8 million of the 5.25% convertible debentures were converted into 122,920 shares of the Company's common stock, at a conversion price of $30.83 per share. On April 4, 2000, the Company's Board of Directors authorized management to call, for redemption in common stock, all of the outstanding 5.25% convertible subordinated debentures prior to the next interest payment date of May 21, 2000. The redemption price for each $5,000 principal amount of the bonds will equal $5,260.31, which includes accrued interest of $260.31 to the redemption date. As an alternative to redemption, bondholders may elect to convert into shares of the Company's common stock at a conversion price of $30.83 per share, or 162 shares for each $5,000 principal amount of bonds held, plus cash in lieu of fractional shares. The bondholders' right to convert to shares will expire at the close of business on May 11, 2000.

    On April 17, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register $243.8 million of 4.5% convertible subordinated debentures to be offered in exchange for its existing 1.9% convertible subordinated debentures, which are due in November 2000. The new debentures are convertible, at the holders' option, into common stock at a price equal to a 33% premium over the average of the closing market prices of the Company's common stock for each of the five business days ending on, and including, May 10, 2000 per $1,000 principal amount and are due in May 2007. Interest will be paid semi-annually. The Company may redeem the new debentures at any time on or after May 2003, at a redemption price starting at $1,025.71 per $1,000 principal amount, decreasing to a redemption price equal to 100% of the principal amount at maturity. The Company's obligation to proceed with the offer is conditioned upon 75% of the existing 1.9% convertible subordinated debentures being tendered and upon the average of the closing market prices of the Company's common stock for each of the five business days ending on, and including, May 10, 2000 remaining between $40 and $55 per share. Since the average of the May 4 through 9 closing market prices of the Company's common stock are outside the specified price range, management is reviewing alternative courses of action.

    Through 2000, the Company's Board of Directors authorized the repurchase of up to 11.5 million shares of Chiron common stock from time to time on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. The Board has authorized such repurchases through February 28, 2001. Through March 31, 2000, the Company repurchased 7.9 million shares of Chiron common stock.

    The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

    BORROWING ARRANGEMENTS Under a revolving, committed, unsecured credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at March 31, 2000. Chiron also has credit facilities outside the U.S., which allow for total borrowings of $63.1 million. Under these credit facilities, $13.4 million of borrowings were outstanding at March 31, 2000.

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

    The Company monitored its computer hardware and communication systems, software applications and facilities and other non-information technology-related functions for Year 2000 issues through March 31, 2000. Except for the minor date-related problems in non-critical software applications mentioned above, the Company did not experience any additional Year 2000 problems.

    As of March 31, 2000, total costs incurred to date were funded through operations and approximated $3.9 million.

EURO CONVERSION

    On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The legacy currencies will remain as legal tender in the member countries as denominations of the Euro between

January 1, 1999 and January 1, 2002. The Euro is currently traded on currency exchanges and can be used in business transactions. The Company believes that its financial systems are Euro-ready in all material respects. However, the Company is still in the process of evaluating the effect, if any, that the Euro may have on its product pricing and gross profit percentages.

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

REGULATORY APPROVALS

    The Company is required to obtain and maintain regulatory approval in order to market most of its products. Generally, these approvals are on a product-by-product and country-by-country basis, and, in the case of therapeutic products, a separate approval is required for each therapeutic indication. See
Item 1., "Business--Government Regulation" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK MANAGEMENT The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company's market risk exposures through the first quarter 2000. For further discussion of the Company's market risk exposures, refer to Part II., Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    The Company is party to certain lawsuits and legal proceedings, which are described in Part I., Item 3., "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report on Form 10-K.

FEDERAL EXPRESS

    On September 3, 1999, Federal Express Corporation ("Federal Express") filed suit in the Supreme Court of the State of New York, County of Orange against Perseptive Biosystems, Inc., Perkin-Elmer Corporation, PE Biosystems Group and PE Corporation (together, the "PE Defendants") and Chiron. The matter was removed to the United States District Court for the Southern District of New York on motion by Chiron. The Federal Express complaint relates to a fire that allegedly destroyed a Federal Express aircraft and the majority of its cargo in September 1996. Federal Express claims breach of contract, negligence and product liability with regard to equipment owned and shipped by Chiron and designed, manufactured, packaged and prepared for shipping by the PE Defendants and seeks damages, interest, costs and fees. Federal Express alleges that improper packing and shipping procedures proximately caused destruction of the plane. The National Transportation Safety Board, an agency of the federal government, investigated the circumstances surrounding the incident and, in 1999, issued a letter of no determination as to the cause of the fire. In March 2000, the Federal court, on its own motion, dismissed the matter for lack of subject matter jurisdiction. That order is subject to appeal by either defendants or plaintiffs. It is not known when nor on what basis this litigation will be concluded.

F. HOFFMAN LA-ROCHE A.G.

    Chiron is involved in certain litigation in the United States, The Netherlands, Japan, Germany and other countries with F. Hoffman-LaRoche AG and several of its affiliated companies (collectively, "Roche") concerning infringement and/or validity of certain patents related to HCV technology.

    Chiron also filed a suit against Roche in Dusseldorf, Germany for infringement of Chiron's European Patent 0 181 150 relating to HIV probes technology. The suit seeks injunctive relief and damages. Trial in that matter was held in February 2000. A decision is expected in May 2000.

ORTHO-CLINICAL DIAGNOSTICS, INC.

    On February 17, 1998, Chiron filed a lawsuit against Ortho-Clinical Diagnostics, Inc. ("Ortho") in the United States District Court for the Northern District of California. The suit sought to compel arbitration of certain issues relating to the conduct of the parties' joint business. Chiron's motion to compel arbitration was granted by the Court in December 1998. Ortho appealed that order to the Ninth Circuit Court of Appeals and then refused Chiron's demand to arbitrate in accordance with the order. Therefore, on March 31, 1999, Chiron filed a second petition in the United States District Court for the Northern District of California to compel arbitration. On November 1, 1999, the Court entered judgment in Chiron's favor, ordering Ortho to submit the underlying issues to arbitration. In March 2000, the Ninth Circuit entered its order affirming Chiron's original motion to compel arbitration. Chiron expects that arbitration to commence shortly.

OFFICE OF INSPECTOR GENERAL SUBPOENA

    Chiron is responding to a subpoena from the Office of the Inspector General of the United States Department of Health and Human Services. The subpoena is similar to one received by many other pharmaceutical companies in the United States. With respect to Chiron, the subpoena appears to relate to an investigation of the pricing to Medicare and state Medicaid programs of certain generic oncology drugs sold by Cetus-Ben Venue Therapeutics, a joint venture between Chiron and Ben Venue Laboratories. Chiron sold its interest in that joint venture in 1996. It is not known when or on what basis this matter will be resolved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

        27              Financial Data Schedule for the Three Months ended
                        March 31, 2000.

(b) Reports on Form 8-K

    None.

------------------------

*   Management contract, compensatory plan or arrangement.

                               CHIRON CORPORATION
                                 MARCH 31, 2000
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CHIRON CORPORATION

DATE: May 9, 2000                                      BY:        /s/ SEAN P. LANCE
                                                                  ---------------------------------------
                                                                  Sean P. Lance
                                                                  CHIEF EXECUTIVE OFFICER AND PRESIDENT;
                                                                  CHAIRMAN OF THE BOARD

DATE: May 9, 2000                                      BY:        /s/ JAMES R. SULAT
                                                                  ---------------------------------------
                                                                  James R. Sulat
                                                                  VICE PRESIDENT; CHIEF FINANCIAL OFFICER

DATE: May 9, 2000                                      BY:        /s/ DAVID V. SMITH
                                                                  ---------------------------------------
                                                                  David V. Smith
                                                                  VICE PRESIDENT; CONTROLLER AND
                                                                  PRINCIPAL ACCOUNTING OFFICER