Form 10-Q
period 2000-06-30
CHIRON CORP
filed 2000-08-08
CIK 706539

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                                Yes /X/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               TITLE OF CLASS                          OUTSTANDING AT JULY 31, 2000
        Common Stock, $0.01 par value                           182,761,388

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CHIRON CORPORATION
                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of June 30,
     2000 and December 31, 1999 (Unaudited).................      3

    Condensed Consolidated Statements of Operations for the
     three and six months ended June 30, 2000 and 1999
     (Unaudited)............................................      5

    Condensed Consolidated Statements of Comprehensive
     Income for the three and six months ended June 30, 2000
     and 1999 (Unaudited)...................................      6

    Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 2000 and 1999 (Unaudited)....      7

    Notes to Condensed Consolidated Financial Statements
     (Unaudited)............................................      8

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.....................     17

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
    MARKET RISK.............................................     34

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.................................     35

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
    HOLDERS.................................................     36

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................     38

SIGNATURES..................................................     39

ITEM 1. FINANCIAL STATEMENTS

                               CHIRON CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  474,450    $  363,865
  Short-term investments in marketable debt securities......     657,722       640,027
  Short-term investments in equity securities...............       4,183         3,315
                                                              ----------    ----------
    Total cash and short-term investments...................   1,136,355     1,007,207
  Accounts receivable, net..................................     183,858       161,883
  Current portion of note receivable........................       3,461         3,233
  Inventories...............................................     102,894        84,724
  Other current assets......................................      86,541        82,253
                                                              ----------    ----------
    Total current assets....................................   1,513,109     1,339,300
Noncurrent investments in marketable debt securities........     290,308       547,580
Property, plant, equipment and leasehold improvements, at
  cost:
  Land and buildings........................................     132,129       132,861
  Laboratory, production and office equipment...............     309,817       291,503
  Leasehold improvements....................................      75,483        73,143
  Construction-in-progress..................................      21,311        23,894
                                                              ----------    ----------
                                                                 538,740       521,401
  Less accumulated depreciation and amortization............    (242,646)     (222,566)
                                                              ----------    ----------
    Property, plant, equipment and leasehold improvements,
      net...................................................     296,094       298,835
Purchased technology, net...................................       6,710        11,722
Other intangible assets, net................................     136,287       143,320
Investments in equity securities and affiliated companies...     120,287        63,021
Notes receivable............................................      15,600        13,967
Other assets................................................      50,039        41,024
                                                              ----------    ----------
                                                              $2,428,434    $2,458,769
                                                              ==========    ==========

                               CHIRON CORPORATION

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   48,311    $   46,187
  Accrued compensation and related expenses.................      37,085        45,102
  Short-term borrowings.....................................       2,135        20,300
  Current portion of long-term debt.........................     252,077       249,534
  Note payable to Novartis..................................          --        67,791
  Current portion of unearned revenue.......................      36,490        42,524
  Taxes payable.............................................      33,566        19,118
  Other current liabilities.................................     127,766       122,375
                                                              ----------    ----------
    Total current liabilities...............................     537,430       612,931
Long-term debt..............................................         695        96,958
Other noncurrent liabilities................................      48,267        56,043
Minority interest...........................................       2,742            --
                                                              ----------    ----------
    Total liabilities.......................................     589,134       765,932
                                                              ----------    ----------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock..............................................       1,828         1,819
  Additional paid-in capital................................   2,115,177     2,057,418
  Accumulated deficit.......................................    (316,198)     (323,037)
  Accumulated other comprehensive income....................      51,266         3,351
  Treasury stock, at cost (358,000 and 1,230,000 shares at
    June 30, 2000 and December 31, 1999, respectively)......     (12,773)      (46,714)
                                                              ----------    ----------
    Total stockholders' equity..............................   1,839,300     1,692,837
                                                              ----------    ----------
                                                              $2,428,434    $2,458,769
                                                              ==========    ==========

   THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Revenues:
  Product sales, net................................  $161,021   $101,322   $318,627   $194,289
  Equity in earnings of unconsolidated joint
    businesses......................................    22,404     17,048     38,122     35,134
  Collaborative agreement revenues..................     7,301     18,736     14,095     41,161
  Royalty and license fee revenues..................    36,962     27,335     67,951     59,768
  Other revenues....................................    13,167     24,669     18,805     34,318
                                                      --------   --------   --------   --------
    Total revenues..................................   240,855    189,110    457,600    364,670
                                                      --------   --------   --------   --------
Operating expenses:
  Cost of sales.....................................    48,279     40,759     99,530     84,635
  Research and development..........................    71,178     73,806    142,168    141,259
  Selling, general and administrative...............    46,286     45,153     97,197     86,815
  Restructuring and reorganization (benefits)
    charges (Note 3)................................       (76)        --       (447)     3,352
  Other operating expenses..........................     6,176        510     10,998      4,693
                                                      --------   --------   --------   --------
    Total operating expenses........................   171,843    160,228    349,446    320,754
                                                      --------   --------   --------   --------
Income from operations..............................    69,012     28,882    108,154     43,916
Loss on sale of assets..............................        --         --       (224)        --
Interest expense....................................    (4,333)    (5,863)    (9,359)   (11,708)
Other income, net...................................    18,610     20,816     43,080     43,376
Minority interest...................................      (200)        --       (401)        --
                                                      --------   --------   --------   --------
Income from continuing operations before income
  taxes.............................................    83,089     43,835    141,250     75,584
Provision for income taxes..........................    25,677     10,101     43,754     18,112
                                                      --------   --------   --------   --------
Income from continuing operations...................    57,412     33,734     97,496     57,472
Gain on disposal of discontinued operations (Note
  2)................................................     2,190      3,009      2,342      3,009
                                                      --------   --------   --------   --------
Net income..........................................  $ 59,602   $ 36,743   $ 99,838   $ 60,481
                                                      ========   ========   ========   ========
Basic earnings per share (Note 1):
  Income from continuing operations.................  $   0.32   $   0.19   $   0.54   $   0.32
                                                      ========   ========   ========   ========
  Net income........................................  $   0.33   $   0.20   $   0.55   $   0.33
                                                      ========   ========   ========   ========
Diluted earnings per share (Note 1):
  Income from continuing operations.................  $   0.30   $   0.18   $   0.51   $   0.31
                                                      ========   ========   ========   ========
  Net income........................................  $   0.31   $   0.20   $   0.52   $   0.33
                                                      ========   ========   ========   ========

   THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------   --------------------
                                                        2000       1999       2000        1999
                                                      --------   --------   ---------   --------
Net income..........................................  $ 59,602   $ 36,743   $  99,838   $ 60,481
                                                      --------   --------   ---------   --------
Other comprehensive income (loss):
  Change in foreign currency translation adjustment
    during the period...............................      (239)    (5,371)    (10,521)   (22,246)
  Unrealized gains from investments:
    Unrealized holding gains arising during the
      period........................................    17,215      5,639      53,589      6,422
    Reclassification adjustment for net losses
      (gains) included in net income, net of tax
      benefit (provision) of $2,434 and $238 for the
      three months ended June 30, 2000 and 1999,
      respectively, and $2,178 and ($557) for the
      six months ended June 30, 2000 and 1999,
      respectively..................................     5,418        423       4,847       (990)
                                                      --------   --------   ---------   --------
    Net unrealized gains from investments...........    22,633      6,062      58,436      5,432
                                                      --------   --------   ---------   --------
Other comprehensive income (loss)...................    22,394        691      47,915    (16,814)
                                                      --------   --------   ---------   --------
Comprehensive income................................  $ 81,996   $ 37,434   $ 147,753   $ 43,667
                                                      ========   ========   =========   ========

   THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Net cash provided by (used in) operating activities.........  $   137,168   $  (125,246)
                                                              -----------   -----------
Cash flows from investing activities:
  Purchases of investments in marketable debt securities....   (2,470,807)   (1,034,474)
  Proceeds from sale and maturity of investments in
    marketable debt securities..............................    2,703,640       684,708
  Capital expenditures......................................      (21,983)      (42,350)
  Proceeds from sale of assets..............................        1,000            --
  Purchases of equity securities and interests in affiliated
    companies...............................................       (8,750)           --
  Proceeds from sale of equity securities and interests in
    affiliated companies....................................        3,098            --
  Proceeds from disposal of discontinued operations.........           --        35,425
  Other, net................................................          595       (15,538)
                                                              -----------   -----------
    Net cash provided by (used in) investing activities.....      206,793      (372,229)
                                                              -----------   -----------
Cash flows from financing activities:
  Net (repayment of) proceeds from short-term borrowings....      (22,413)        8,115
  Repayment of debt and capital leases......................      (69,430)       (1,193)
  Payments to acquire treasury stock........................     (192,343)       (6,746)
  Proceeds from reissuance of treasury stock................       49,890            --
  Proceeds from issuance of common stock....................          920        31,518
                                                              -----------   -----------
    Net cash (used in) provided by financing activities.....     (233,376)       31,694
                                                              -----------   -----------
    Net increase (decrease) in cash and cash equivalents....      110,585      (465,781)
Cash and cash equivalents at beginning of the period........      363,865       513,315
                                                              -----------   -----------
Cash and cash equivalents at end of the period..............  $   474,450   $    47,534
                                                              ===========   ===========

   THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information presented in the Condensed Consolidated Financial Statements at June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, is unaudited but includes all normal recurring adjustments which the management of Chiron Corporation ("Chiron" or the "Company") believes to be necessary for fair presentation of the periods presented.

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

    In 2000, the Company began consolidating, and recording minority interest related to, its 51% owned joint venture, Chiron Behring Vaccines Limited.

    INVENTORIES

    Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventories consisted of the following (in thousands):

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
Finished goods........................................  $ 13,247      $16,614
Work-in-process.......................................    68,140       49,193
Raw materials.........................................    21,507       18,917
                                                        --------      -------
                                                        $102,894      $84,724
                                                        ========      =======

    CONVERSION OF SUBORDINATED DEBENTURES

    On April 4, 2000, the Company's Board of Directors authorized management to call, for redemption in common stock, the outstanding $100.0 million 5.25% convertible subordinated debentures prior to the next interest payment date of May 21, 2000. Through June 30, 2000, debentures with a face value of
$98.4 million, and an amortized cost of $94.2 million, were converted into
3.2 million shares of the Company's common stock, at a conversion price of $30.83 per share. The unamortized discount of $4.2 million and the related deferred tax liability of $2.0 million were recorded in additional paid-in capital.

                               CHIRON CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The $4.8 million of interest accrued through the conversion date, net of income taxes of $1.8 million, was also recorded in additional paid-in capital.

    INCOME TAXES

    The 2000 effective tax rate is estimated to be approximately 31% of pretax income from continuing operations. The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three and six months ended June 30, 1999 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 24%. The actual 1999 annual effective tax rate of 18% reflects the utilization of state deferred tax assets that were recognized during the second half of 1999 through a reduction in the valuation allowance associated with such assets.

    TREASURY STOCK

    Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to additional paid-in capital. Losses on reissuance of treasury stock are charged to additional paid-in capital to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to accumulated deficit. For the three and six months ended June 30, 2000, the Company charged losses to accumulated deficit of $39.5 million and $88.5 million, respectively.

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

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The following table sets forth the computations for basic and diluted earnings per share on income from continuing operations (in thousands, except per share data):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Income (Numerator):
  Income from continuing operations available to
    common stockholders.............................  $57,412    $ 33,734   $ 97,496   $ 57,472
  Plus: Interest on 1.90% convertible debentures,
    net of taxes....................................    1,827          --      3,657         --
  Plus: Interest on 5.25% convertible debentures,
    net of taxes....................................      440          --        440         --
                                                      --------   --------   --------   --------
  Income available to common stockholders, plus
    assumed conversions.............................  $59,679    $ 33,734   $101,593   $ 57,472
                                                      --------   --------   --------   --------
Shares (Denominator):
  Weighted-average common shares outstanding........  181,022     181,585    180,779    181,064
  Effect of dilutive securities:
    Options and equivalents.........................    5,761       2,996      6,423      3,578
    Warrants........................................      411         223        421        239
    1.90% convertible debentures....................    8,772          --      8,778         --
    5.25% convertible debentures....................    1,577          --        789         --
                                                      --------   --------   --------   --------
  Weighted-average common shares outstanding, plus
    assumed conversions.............................  197,543     184,804    197,190    184,881
                                                      --------   --------   --------   --------
Basic earnings per share............................  $  0.32    $   0.19   $   0.54   $   0.32
                                                      ========   ========   ========   ========
Diluted earnings per share..........................  $  0.30    $   0.18   $   0.51   $   0.31
                                                      ========   ========   ========   ========

                               CHIRON CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The following table sets forth the computations for basic and diluted earnings per share on net income (in thousands, except per share data):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Income (Numerator):
  Net income available to common stockholders.......  $59,602    $ 36,743   $ 99,838   $ 60,481
  Plus: Interest on 1.90% convertible debentures,
    net of taxes....................................    1,827          --      3,657         --
  Plus: Interest on 5.25% convertible debentures,
    net of taxes....................................      440          --        440         --
                                                      --------   --------   --------   --------
  Income available to common stockholders, plus
    assumed conversions.............................  $61,869    $ 36,743   $103,935   $ 60,481
                                                      --------   --------   --------   --------
Shares (Denominator):
  Weighted-average common shares outstanding........  181,022     181,585    180,779    181,064
  Effect of dilutive securities:
    Options and equivalents.........................    5,761       2,996      6,423      3,578
    Warrants........................................      411         223        421        239
    1.90% convertible debentures....................    8,772          --      8,778         --
    5.25% convertible debentures....................    1,577          --        789         --
                                                      --------   --------   --------   --------
  Weighted-average common shares outstanding, plus
    assumed conversions.............................  197,543     184,804    197,190    184,881
                                                      --------   --------   --------   --------
Basic earnings per share............................  $  0.33    $   0.20   $   0.55   $   0.33
                                                      ========   ========   ========   ========
Diluted earnings per share..........................  $  0.31    $   0.20   $   0.52   $   0.33
                                                      ========   ========   ========   ========

    For the three months ended June 30, 2000 and 1999, options to purchase
4.4 million and 6.7 million shares, respectively, and for the six months ended June 30, 2000 and 1999, options to purchase 1.1 million and 3.8 million shares, respectively, with exercise prices greater than the average market price of common stock, were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

    Also excluded from the computations of diluted earnings per share were
12.0 million shares for each of the three and six months ended June 30, 1999 of common stock issuable upon conversion of the Company's convertible subordinated debentures as the interest, net of tax, per common share obtainable on conversion exceeded basic earnings per share.

NOTE 2--DISCONTINUED OPERATIONS

    On November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business to Bayer for $1,013.8 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Bayer Agreement"), dated as of September 17, 1998, between

                               CHIRON CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)
Chiron and Bayer. The results of operations for Chiron Diagnostics are reported as a discontinued operation for all periods presented in the Condensed Consolidated Statements of Operations. Chiron has provided customary indemnities under the terms of the Bayer Agreement.

    On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to Bausch & Lomb ("B&L") for approximately
$300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "B&L Agreement"), dated as of October 21, 1997, between Chiron and B&L. The Company retained Chiron Vision's cash and cash equivalents, certain Chiron Vision real estate assets (the "real estate assets") and Chiron Vision's future noncancelable operating lease costs upon the completion of the sale. The Company has provided customary indemnities under the terms of the B&L Agreement. For each of the three and six months ended June 30, 2000, the Company reversed approximately $2.2 million reserved for contractual obligations to indemnify B&L against certain potential claims as such obligations had expired. This was recorded as a component of "Gain on disposal of discontinued operations."

    For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of June 30, 2000 and December 31, 1999, the real estate assets of $1.9 million, which represent all of the remaining net assets of Chiron's discontinued operations, were recorded in the Condensed Consolidated Balance Sheets as "Other current assets."

    For each of the three and six months ended June 30, 2000 and for each of the three and six months ended June 30, 1999, "Gain on disposal of discontinued operations" included income tax benefits of $0.1 million and $0.7 million, respectively.

    For each of the three and six months ended June 30, 2000, basic and diluted earnings per share from discontinued operations were $0.01. For each of the three and six months ended June 30, 1999, basic and diluted earnings per share from discontinued operations were $0.01 and $0.02, respectively.

NOTE 3--RESTRUCTURING AND REORGANIZATION

    The Company recorded restructuring and reorganization charges related to the integration of its worldwide vaccines operations and the ongoing rationalization of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility and facility-related costs. As of June 30, 2000, 27 of these 28 positions had been eliminated. The ongoing rationalization of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 382 positions in manufacturing, research and development, sales, marketing and other administrative functions, and facility-related costs. During 2000, the Company decided to retain 11 of those 382 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 371. Included in this amount were 36 positions at the Company's Amsterdam facility, which was sold in December 1999. These positions were transferred to the buyer in January 2000.

                               CHIRON CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 3--RESTRUCTURING AND REORGANIZATION (CONTINUED)
    In the first half of 2000, the Company recorded restructuring and reorganization benefits of $0.4 million related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions. As of June 30, 2000, 356 of these 371 positions had been eliminated.

    In the first half of 1999, the Company recorded net restructuring and reorganization charges of $3.4 million related to the integration of its worldwide vaccines operations.

    The current status of the restructuring and reorganization accruals is summarized as follows (in thousands):

                                                     AMOUNT OF       AMOUNT OF        AMOUNT        AMOUNT TO
                                     ACCRUAL AT        TOTAL           TOTAL         UTILIZED      BE UTILIZED
                                    DECEMBER 31,   RESTRUCTURING   RESTRUCTURING      THROUGH       IN FUTURE
                                        1999          CHARGE          BENEFIT      JUNE 30, 2000     PERIODS
                                    ------------   -------------   -------------   -------------   -----------
Employee-related costs............     $3,772          $ --            $(607)         $(1,007)        $2,158
Other facility-related costs......      1,631           160               --             (730)         1,061
                                       ------          ----            -----          -------         ------
                                        5,403           160             (607)          (1,737)         3,219
Discontinued operations...........        285            --             (109)              --            176
                                       ------          ----            -----          -------         ------
                                       $5,688          $160            $(716)         $(1,737)        $3,395
                                       ======          ====            =====          =======         ======

    The restructuring and reorganization accruals, of which $2.2 million and $1.2 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheets, are expected to be substantially settled within one to six years of accruing the related charges.

NOTE 4--SALE OF AUSTRALIAN SUBSIDIARY

    In February 2000, the Company sold substantially all assets of its Australian subsidiary ("the Australian assets") to Mimotopes Pty. Ltd. ("Mimotopes"), a wholly-owned subsidiary of MitoKor, for $1.0 million in cash, $1.6 million in non-interest bearing promissory notes and 500,000 shares of MitoKor Series E convertible preferred stock, to which the Company assigned no fair value due to the early-stage nature of MitoKor. The promissory notes are due on August 7, 2001 and February 7, 2003 and were included in "Other assets" in the Condensed Consolidated Balance Sheets, with a face amount of $2.0 million and net of an unamortized discount of $0.4 million at an imputed interest rate of 9%, at June 30, 2000. Mimotopes also assumed substantially all liabilities of the Company's Australian subsidiary. In connection with the sale, the Company wrote off $1.3 million in leasehold improvements, which became the property of the landlord upon termination of the Australian subsidiary's building lease, and incurred selling costs of $0.4 million. Both amounts were included in "Loss on sale of assets" in the Condensed Consolidated Statements of Operations. The Australian subsidiary was part of the Company's biopharmaceuticals segment. The sale of the Australian assets, net of liabilities assumed, resulted in a net loss of $0.2 million, which was included in "Loss on sale of assets" in the Condensed Consolidated Statements of Operations.

                               CHIRON CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 4--SALE OF AUSTRALIAN SUBSIDIARY (CONTINUED)
    At the time of the sale, the carrying amount of the Australian assets, net of liabilities assumed, was approximately $1.1 million. As of December 31, 1999, the carrying amount of the Australian assets, net of liabilities to be assumed, approximated the carrying amount at the time of the sale and was recorded in the Condensed Consolidated Balance Sheets as "Other current assets." Chiron recognized operating expenses related to the Australian subsidiary of $0.2 million for the six months ended June 30, 2000 and $1.1 million and $2.3 million for the three and six months ended June 30, 1999, respectively.

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

NOTE 5--SEGMENT INFORMATION

    Chiron is organized based on the products and services that it offers. Under this organizational structure, the Company has the following three reportable segments: (i) biopharmaceuticals, (ii) vaccines and (iii) blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer, infectious diseases and cardiovascular disease, as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The vaccines segment consists principally of products and services related to adult and pediatric vaccines sold primarily in Germany, Italy, the United Kingdom and other international markets, as well as the development of technologies related to vaccines. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company, and an alliance with Gen-Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling nucleic acid testing ("NAT") products using transcription-mediated amplification ("TMA") technology to screen transfused blood and plasma products for viral infection.

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

                               CHIRON CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION (CONTINUED)
    The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
REVENUES
  Biopharmaceuticals................................  $85,635    $ 87,914   $147,127   $155,655
  Vaccines, includes equity in earnings of
    unconsolidated joint businesses of $401 and $644
    for the three and six months ended June 30,
    1999, respectively..............................   99,520      47,707    216,981    104,181
  Blood testing, includes equity in earnings of
    unconsolidated joint businesses of $22,404 and
    $16,647 for the three months ended June 30, 2000
    and 1999, respectively, and $38,122 and $34,490
    for the six months ended June 30, 2000 and 1999,
    respectively....................................   35,052      26,021     61,448     50,651
  Other.............................................   20,648      27,468     32,044     54,183
                                                      --------   --------   --------   --------
    Total revenues..................................  $240,855   $189,110   $457,600   $364,670
                                                      ========   ========   ========   ========
INCOME FROM CONTINUING OPERATIONS
  Biopharmaceuticals................................  $ 3,541    $    (75)  $(12,009)  $ (4,767)
  Vaccines..........................................   39,772      (9,972)    89,795    (16,280)
  Blood testing.....................................   20,849      12,083     32,367     26,598
  Other.............................................    4,774      26,846     (2,446)    41,717
                                                      --------   --------   --------   --------
    Segment income from operations..................   68,936      28,882    107,707     47,268
  Operating income (expense) reconciling items:
    Restructuring and reorganization benefits
      (charges).....................................       76          --        447     (3,352)
                                                      --------   --------   --------   --------
  Income from operations............................   69,012      28,882    108,154     43,916
    Loss on sale of assets..........................       --          --       (224)        --
    Interest expense................................   (4,333)     (5,863)    (9,359)   (11,708)
    Other income, net...............................   18,610      20,816     43,080     43,376
    Minority interest...............................     (200)         --       (401)        --
                                                      --------   --------   --------   --------
Income from continuing operations before income
  taxes.............................................  $83,089    $ 43,835   $141,250   $ 75,584
                                                      ========   ========   ========   ========

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

                               CHIRON CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

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

    THE DISCUSSION BELOW SHOULD BE READ IN CONJUNCTION WITH PART I., ITEM 1.,"FINANCIAL STATEMENTS," OF THIS QUARTERLY REPORT ON FORM 10-Q AND PART II. ITEMS 7., 7A., AND 8., "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" AND "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," RESPECTIVELY, OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

    Chiron is a biotechnology company that participates in three global healthcare markets: biopharmaceuticals, vaccines and blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer, infectious diseases and cardiovascular disease, as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. ("Berlex") and its parent company, Schering AG of Germany, related to Betaseron-Registered Trademark-, and Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company, related to PDGF. The vaccines segment consists principally of adult and pediatric vaccines sold primarily in Germany, Italy, the United Kingdom and other international markets, as well as the development of technologies related to vaccines. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a J&J company, and an alliance with Gen-Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling nucleic acid testing ("NAT") products using transcription-mediated amplification ("TMA") technology to screen transfused blood and plasma products for viral infection. Certain other revenues and expenses are not viewed by management as belonging to any one segment. As a result, these items have been aggregated into an "Other" segment.

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

RESULTS OF OPERATIONS

BIOPHARMACEUTICALS

    PRODUCT SALES For the three months ended June 30, 2000 and 1999, biopharmaceutical product sales were $60.3 million and $55.0 million, respectively. For the six months ended June 30, 2000 and 1999, biopharmaceutical product sales were $101.1 million and $98.1 million, respectively. In 2000 and 1999, biopharmaceutical product sales consisted principally of Proleukin-Registered Trademark- (aldesleukin, interleukin-2),
Betaseron-Registered Trademark- (interferon beta-1b) and PDGF (recombinant human platelet-derived growth factor--rhPDGF-BB).

    PROLEUKIN-REGISTERED TRADEMARK-  Chiron sells
Proleukin-Registered Trademark- directly in the U.S. and certain international markets. For the three months ended June 30, 2000 and 1999, sales of Proleukin-Registered Trademark- were $36.1 million and $37.2 million, respectively. Consistent with 1999, the Company experienced a shift in U.S. sales from the third quarter to the second quarter due to changes in wholesaler inventory management practices. This shift occurred later in the second quarter 2000 as compared with the second quarter 1999. As a result of this shift, management anticipates that sales of Proleukin-Registered Trademark- in the third quarter 2000 will be substantially below those in the second quarter 2000. For the six months ended June 30, 2000 and 1999, sales of Proleukin-Registered Trademark- were $55.3 million and $63.1 million, respectively. The decrease in Proleukin-Registered Trademark- product sales in 2000 as compared with 1999 was primarily due to reductions in inventory stocking levels by certain U.S. wholesalers during the first quarter 2000. Despite the purchasing patterns of these wholesalers, underlying purchases by end users have increased in the U.S. There can be no assurance that wholesalers will maintain inventory stocking levels in 2000 commensurate with those in 1999. If these levels are not maintained, the Company may experience a corresponding reduction in Proleukin-Registered Trademark- sales to wholesalers in 2000. The quarter-to-date and year-to-date decreases in Proleukin-Registered Trademark-were also affected, to a lesser extent, by a weaker exchange rate of the Euro as compared with the U.S. dollar. The Company continues to pursue the use of Proleukin-Registered Trademark- for additional indications, including human immunodeficiency virus ("HIV").

    BETASERON-REGISTERED TRADEMARK-  Chiron manufactures
Betaseron-Registered Trademark- for Berlex and its parent company, Schering AG of Germany. Chiron earns a payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG and a subsequent additional payment upon sales by Berlex and Schering AG. Accordingly, Chiron's revenues from Betaseron-Registered Trademark- tend to fluctuate based upon the inventory management practices of Berlex and Schering AG. The Company also earns royalties on Schering AG's European sales of Betaferon-Registered Trademark- (interferon beta-lb) (see "Royalties and license fee revenues" below) (collectively, "Betaseron-Registered Trademark- revenues").

    For the three months ended June 30, 2000 and 1999, Betaseron-Registered Trademark- product sales were $16.1 million and $14.0 million, respectively. For the six months ended June 30, 2000 and 1999, Betaseron-REGISTERED TRADEMARK- product sales were $34.7 million and $28.6 million, respectively. Through June 30, 2000, the number of Betaseron-REGISTERED TRADEMARK- vials, which underlie the sales recorded by Chiron, shipped by Berlex and Schering AG increased 17% over the same period in 1999, and Chiron's shipments of Betaseron-REGISTERED TRADEMARK- to Berlex and Schering AG increased 11% for the same periods. As discussed in "Royalties and license fee revenues" below, Betaferon-Registered Trademark- royalties also increased in 2000 as compared with 1999. The increase in Betaseron-Registered Trademark- revenues in 2000 as compared with 1999 was primarily related to increased utilization of interferon therapy, particularly in Europe. The year-to-date increase in Betaseron-REGISTERED TRADEMARK- product sales also included the effects of the second quarter 1999 conclusion of certain promotional pricing campaigns.

    PDGF Chiron manufactures PDGF (recombinant human platelet-derived growth factor - rhPDGF-BB) for Ortho-McNeil Pharmaceutical, Inc., a J&J company. Accordingly, Chiron's sales of PDGF fluctuate based upon the inventory management practices of J&J. PDGF is the active ingredient in Regranex-Registered Trademark- (becaplermin) Gel, a treatment for diabetic foot ulcers. Regranex-Registered Trademark- Gel was approved by the Food and Drug Administration ("FDA") in December 1997 and was launched commercially in early 1998. Regranex-Registered Trademark- Gel was approved for use in the treatment of diabetic foot ulcers in Canada in December 1998 and Europe in March 1999. For the three and six months ended June 30, 2000, net sales of PDGF were $6.5 million and $7.6 million, respectively, which included commercial sales of PDGF to J&J of $3.6 million and a decrease in the product returns allowance of $2.9 million for the three months ended June 30, 2000. There were no commercial sales of PDGF to J&J from the first quarter 1999 through the first quarter 2000. The decrease in the product returns allowance was primarily due to additional historical return information, as PDGF has been in the commercial market for approximately two years.

    The Company expects the competitive pressures related to many of its biopharmaceutical products to continue into the foreseeable future as a result of the introduction of competing products into the market, as listed in Item 1., "Business--Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    In October 1999, SkyePharma, Inc. ("SkyePharma"), the manufacturer of DepoCyt-Registered Trademark-, discovered two DepoCyt-Registered Trademark- lots that did not meet manufacturing specifications and, as a result, all DepoCyt-Registered Trademark- vials were recalled from these lots. The commercial supply of this product is on hold while the Company and SkyePharma work with the FDA to resolve various issues related to the manufacture of the product. The re-launch of DepoCyt-Registered Trademark- requires FDA approval. There can be no assurance as to the receipt of FDA approval or the timing of any such approval. Management of the Company does not believe that this event will have a material impact on the results of operations for fiscal year 2000. Shipments of DepoCyt-Registered Trademark- are not expected to resume before the fourth quarter 2000.

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. For the three months ended June 30, 2000 and 1999, the biopharmaceuticals segment recognized collaborative agreement revenues of $3.5 million and $3.9 million, respectively. For the six months ended June 30, 2000 and 1999, the biopharmaceuticals segment recognized collaborative agreement revenues of $6.8 million and $8.9 million, respectively.

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

    In the second quarter 2000, the Company formed a Singapore-based joint venture, S*BIO Pte Ltd ("S*BIO"), to research and develop therapeutic, diagnostic and vaccine products. The Company also granted to S*BIO certain rights to the Company's gene expression and combinatorial chemistry technologies. Under this arrangement, the Company will receive $22.0 million over two years for technology transfer. In addition, the Company will receive certain milestone payments and various royalties on future product sales if S*BIO commercializes a product using the Company's gene expression and combinatorial chemistry technologies. However, there can be no assurance that S*BIO will meet such development objectives or commercialize a product using Chiron's gene expression and combinational chemistry technologies. The Company expects to begin recognizing revenue under this arrangement in the fourth quarter 2000.

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

    ROYALTY AND LICENSE FEE REVENUES The biopharmaceuticals segment earns royalties on third party sales of several products, including
Betaferon-Registered Trademark- (interferon beta-lb), recombinant insulin and glucagon products and hepatitis B virus ("HBV") products, as well as license fees for technologies, such as hepatitis C virus

("HCV") patents, used by third parties. For the three months ended June 30, 2000 and 1999, the biopharmaceuticals segment recognized royalty and license fee revenues of $13.3 million and $10.5 million, respectively. For the six months ended June 30, 2000 and 1999, the biopharmaceuticals segment recognized royalty and license fee revenues of $28.6 million and $27.1 million, respectively.

    The Company earns royalties on Schering AG's European sales of Betaferon-Registered Trademark-. Chiron recognized $9.8 million and
$7.2 million for the three months ended June 30, 2000 and 1999, respectively, and $17.3 million and $14.1 million for the six months ended June 30, 2000 and 1999, respectively, under this arrangement. As discussed in "Product sales--Betaseron-Registered Trademark-" above, the increase in 2000 as compared with 1999 was primarily related to increased utilization of interferon therapy in Europe, offset by a weaker exchange rate of the Euro as compared with the U.S. dollar. The year-to-date increase in royalty and license fee revenues also included revenue recognized under an agreement with Glaxo Group Limited ("Glaxo"), whereby Chiron granted to Glaxo rights under certain Chiron HCV patents. The agreement provides for certain milestone payments and minimum annual royalties. If Glaxo commercializes products using Chiron's HCV patents, the agreement provides for royalties on future product sales, against which the minimum annual royalties will be applied. However, there can be no assurance that Glaxo will meet such development objectives or commercialize a product using Chiron's HCV patent rights.

    The year-to-date increase in Betaferon-Registered Trademark- royalty revenues and Glaxo revenues was offset by decreases in other royalty arrangements. Chiron estimates recombinant insulin and glucagon royalty revenues based on previous period actual recombinant insulin and glucagon product sales. Chiron recognized $2.9 million and $8.0 million for the six months ended
June 30, 2000 and 1999, respectively, under the recombinant insulin and glucagon royalty arrangement. The decrease in 2000 as compared with 1999 was primarily due to a $5.0 million non-recurring positive adjustment in 1999. The Company also earns royalties on third party sales of HBV products. Royalty revenues recognized under the HBV royalty arrangement were $4.5 million and $4.7 million for the six months ended June 30, 2000 and 1999, respectively.

    Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. In addition, Chiron estimates royalty revenues based on product sales estimates provided by the third party or previous period actual product sales. In the subsequent quarter, Chiron records an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of the third party's actual product sales for that period. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, the Company's ability to generate additional royalty and license fee revenues may depend, in part, on its ability to market and capitalize on its technologies. There can be no assurance that the Company will be able to do so or that future royalty and license fee revenue will not decline.

    OTHER REVENUES For the three months ended June 30, 2000 and 1999, the biopharmaceuticals segment recognized other revenues of $8.5 million and $18.6 million, respectively. For the six months ended June 30, 2000 and 1999, the biopharmaceuticals segment recognized other revenues of $10.6 million and $21.6 million, respectively.

    Other revenues included contract manufacturing revenues of $4.6 million and $6.4 million for the three months ended June 30, 2000 and 1999, respectively, and $5.8 million and $8.9 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in 2000 as compared with 1999 was due to the timing of contract manufacturing activities and reductions in European contract manufacturing activities with the sale of the Amsterdam facility in December 1999. For the three and six months ended June 30, 1999, other revenues also included $9.7 million of revenues earned upon the FDA's approval of DepoCyt-Registered Trademark- in April 1999.

    Biopharmaceuticals' other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

    GROSS PROFIT For the three months ended June 30, 2000 and 1999, biopharmaceutical gross profit as a percentage of net product sales was 72% and 70%, respectively. The increase in biopharmaceutical gross profit margins in 2000 as compared with 1999 was primarily related to a favorable mix of biopharmaceutical product sales and a decrease in idle facility costs due to the timing of manufacturing activities. For the six months ended June 30, 2000 and 1999, biopharmaceutical gross profit as a percentage of net product sales was 70% and 71%, respectively.

    Biopharmaceutical gross profit percentages may fluctuate significantly in future periods as the biopharmaceutical product mix changes.

    RESEARCH AND DEVELOPMENT For each of the three months ended June 30, 2000 and 1999, the biopharmaceuticals segment recognized research and development expenses of $53.3 million. For the six months ended June 30, 2000 and 1999, the biopharmaceuticals segment recognized research and development expenses of $105.1 million and $102.1 million, respectively. The year-to-date increase in research and development spending in 2000 as compared with 1999 was due to the furtherance of the Company's clinical trials related to various programs, such as Proleukin-Registered Trademark- for HIV, Fibroblast Growth Factor ("FGF") for coronary and peripheral artery diseases and tifacogin (recombinant Tissue Factor Pathway Inhibitor or "TFPI") for severe sepsis.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL, AND ADMINISTRATIVE For the three months ended June 30, 2000 and 1999, the biopharmaceuticals segment recognized selling, general and administrative ("SG&A") expenses of $9.4 million and $12.4 million, respectively. For the six months ended June 30, 2000 and 1999, the biopharmaceuticals segment recognized SG&A expenses of $19.8 million and $22.9 million, respectively. The decrease in SG&A expenses in 2000 as compared with 1999 was primarily due to a change in the method of allocating certain legal costs to segments. In 2000, the Company allocated certain legal costs to the "Other" segment, whereas in 1999, the Company allocated these certain legal costs to all segments. The year-to-date decrease was offset by an increase in SG&A expenses due to the Company's worldwide implementation of its integrated information system in April 1999.

VACCINES

    PRODUCT SALES Chiron sells pediatric and adult vaccines in Germany, Italy, the United Kingdom and other international markets. For the three months ended June 30, 2000 and 1999, vaccine product sales were $91.8 million and $38.8 million, respectively. For the six months ended June 30, 2000 and 1999, vaccine product sales were $201.6 million and $83.3 million, respectively. The increase in product sales in 2000 as compared with 1999 was primarily due to shipments of $41.1 million and $101.5 million of Menjugate-TM-, its conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C, to the National Health Service ("NHS") in the United Kingdom under tender for the three and six months ended June 30, 2000, respectively. Under the tender, the Company shipped $101.5 million of Menjugate-TM- to the NHS. In
July 2000, the Department of Health ("DoH") in Ireland extended a tender to the Company to supply Menjugate-TM-. The Company has received orders for Menjugate-TM- shipments to Ireland, which are scheduled to begin in the third quarter 2000 and will continue into the first quarter 2001. Also in July 2000, the Company received orders for Menjugate-TM- shipments to Spain, which are scheduled to begin in the third quarter 2000. The Company is exploring opportunities for additional Menjugate-TM- sales in the United Kingdom and other countries; however, the Company does not expect Menjugate-TM- shipments, if any, in following quarters to be commensurate with those in the first and second quarters 2000.

    Also contributing to the increase in vaccine product sales in 2000 as compared with 1999 was the re-launch of the Company's tick-borne encephalitis vaccine combined with the seasonality of certain of the

Company's vaccine products. In the first half of 1999, the Company's tick-borne encephalitis vaccine inventory failed to meet manufacturing specifications for purity and a portion of inventory was written off.

    In May 2000, the Company received approval in certain western European countries to market Fluad-Registered Trademark-, its adjuvanted influenza vaccine. The Company expects to begin selling Fluad-Registered Trademark- in Germany and Austria in the third quarter 2000.

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

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. In the second quarter 2000, the Company entered into an agreement with the National Institutes of Health ("NIH") to advance its HIV vaccine program into human clinical trials. Under this arrangement, the Company will receive $23.2 million over five years. The Company expects to begin recognizing revenue under this arrangement in the third quarter 2000.

    ROYALTY AND LICENSE FEE REVENUES For the three months ended June 30, 2000 and 1999, the vaccines segment recognized royalty and license fee revenues of $3.4 million and $4.0 million, respectively. For the six months ended June 30, 2000 and 1999, the vaccines segment recognized royalty and license fee revenues of $7.4 million and $9.5 million, respectively.

    An agreement with SmithKline Beecham provides for royalties on sales of certain human vaccine products, under which Chiron recognized $1.3 million of such royalties for each of the three months ended June 30, 2000 and 1999, and $3.1 million and $3.5 million of such royalties for the six months ended
June 30, 2000 and 1999, respectively. Chiron also recognized $2.1 million and $2.7 million for the three months ended June 30, 2000 and 1999, respectively, and $4.3 million and $6.0 million for the six months ended June 30, 2000 and 1999, respectively, of royalty revenues on third party sales of HBV vaccine products, hepatitis A virus ("HAV") vaccine products and rabies vaccine products. The decrease in 2000 as compared with 1999 was due to the HAV royalty arrangement, which expired in early 2000, and, to a lesser extent, the rabies royalty arrangement, which expired in the second quarter 1999.

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

    OTHER REVENUES For the three months ended June 30, 2000 and 1999, the vaccines segment recognized other revenues of $4.7 million and $5.5 million, respectively. For the six months ended June 30, 2000 and 1999, the vaccines segment recognized other revenues of $8.2 million and $11.7 million, respectively.

    Other revenues included commission revenues on sales of HBV vaccine products and immunoglobulin products of $2.0 million and $4.3 million for the three months ended June 30, 2000 and 1999, respectively, and $4.0 million and $7.3 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in commission revenues in 2000 as compared with 1999 was primarily related to a decrease in third party sales of the HBV vaccine products due to the introduction of competitive combination vaccines.

    Vaccines' other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

    GROSS PROFIT For the three months ended June 30, 2000 and 1999, vaccine gross profit as a percentage of net product sales was 73% and 49%, respectively. For the six months ended June 30, 2000 and 1999, vaccine gross profit as a percentage of net product sales was 73% and 45%, respectively. The increase in vaccine gross profit margins in 2000 as compared with 1999 was primarily related to sales of Menjugate-TM-. A significant portion of Menjugate-TM- production occurred in 1999. Since the Company had not received approval as of the end of fiscal year 1999 in the United Kingdom to market Menjugate-TM-, the Company expensed manufacturing costs to research and development. The NHS in the United Kingdom accepted the Company's tender to supply Menjugate-TM- in March 2000. The Company does not expect vaccine gross profit margins in following quarters to be commensurate with those in the first and second quarters 2000.

    Vaccine gross profit percentages may fluctuate significantly in future periods as the vaccine product mix changes.

    RESEARCH AND DEVELOPMENT For the three months ended June 30, 2000 and 1999, the vaccines segment recognized research and development expenses of $14.0 million and $18.0 million, respectively. For the six months ended
June 30, 2000 and 1999, the vaccines segment recognized research and development expenses of $29.3 million and $34.3 million, respectively. The decrease in research and development spending in 2000 as compared with 1999 was due to receipt of approval for sales of Menjugate-TM- in March 2000, as discussed in "Gross profit" above, offset by increased spending due to the furtherance of the Company's clinical trials related to various vaccine programs.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL, AND ADMINISTRATIVE For the three months ended June 30, 2000 and 1999, the vaccines segment recognized SG&A expenses of $17.3 million and $19.9 million, respectively. For the six months ended June 30, 2000 and 1999, the vaccines segment recognized SG&A expenses of $35.6 million and $37.1 million, respectively. The decrease in SG&A expenses in 2000 as compared with 1999 was due to a change in the method of allocating certain legal costs to segments, as discussed previously. The year-to-date decrease was offset by an increase in SG&A expenses due to the Company's re-launch of its tick-borne encephalitis vaccine product in the first quarter 2000 and the worldwide implementation of its integrated information system in April 1999.

    In the third quarter 1999, Chiron and Aventis Pasteur ("AvP") entered into a co-marketing arrangement for Fluad-Registered Trademark-, under which Chiron will pay AvP co-marketing fees in certain territories.

    In the first quarter 2000, Chiron and AvP entered into a co-promotion and co-marketing arrangement for Menjugate-TM-. Chiron will pay AvP co-promotion fees in certain territories and may receive remuneration from AvP for co-marketing in other territories. As discussed in "Product sales" above, the DoH in Ireland accepted the Company's tender to supply Menjugate-TM-. Menjugate-TM- shipments to Ireland are scheduled to begin in the third quarter 2000 and will continue into the first quarter 2001. The current tender with the NHS in the United Kingdom and the shipments to Spain are not included in this arrangement.

BLOOD TESTING

    PRODUCT SALES For the three months ended June 30, 2000 and 1999, blood testing product sales were $8.9 million and $7.5 million, respectively. For the six months ended June 30, 2000 and 1999, blood testing product sales were $15.9 million and $12.9 million, respectively.

    Under the Ortho arrangement, the Company is reimbursed for its manufacturing costs related to immunodiagnostic products. The Company recognized revenues under this agreement of $6.2 million and $5.6 million for the three months ended June 30, 2000 and 1999, respectively, and $10.3 million and $11.0 million for the six months ended June 30, 2000 and 1999, respectively. The increase in the second quarter 2000 as compared with the second quarter 1999 was primarily due to the timing of reimbursement for manufacturing costs. The year-to-date decrease in 2000 as compared with 1999 was driven by a first quarter 2000 shift in revenues from product sales to collaborative agreement revenues, due to certain costs that had been reimbursable previously as manufacturing costs becoming reimbursable as research costs, offset by the second quarter 2000 increase discussed previously.

    Under the collaboration agreement with Gen-Probe, Chiron and Gen-Probe jointly participate in new assay and instrument research and development while Gen-Probe performs certain product development and assay and instrument manufacturing functions. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using TMA technology.

    During the second quarter 1999, the Company began recognizing revenues from sales of its nucleic acid tests that are used to screen blood and plasma under an investigational new drug ("IND") application in the U.S. Evaluation studies at several non-U.S. sites also began during the second quarter 1999. Worldwide product sales related to tests and instruments were $2.7 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively, and $5.6 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively.

    In September 1999, the Company received regulatory approval in France for the TMA assay and began recognizing revenue for assay sales and instrument rentals to several regional blood testing centers under a government-sponsored product evaluation. That evaluation was completed in the second quarter 2000. Currently, the French government is considering the guidelines that it will adopt regarding nucleic acid testing for blood screening. The outcome and impact of this upcoming decision on future assay sales and instrument rentals in France is not yet known.

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

    In April 2000, the Company signed a contract with the U.S. military to test U.S. Army blood donations using the TMA assay. The Company began this testing in the second quarter 2000.

    In May 2000, the Company signed a contract with a local distributor to provide blood testing products for NAT screening in Singapore. In June 2000, the Company received regulatory approval in Singapore for the TMA assay. A bid was submitted to the Singapore Blood Transfusion Services ("SBTS") to supply NAT kits under tender. A final decision on the tender is expected in the third quarter 2000.

    The Company expects the competitive pressures related to many of its blood testing products to continue into the foreseeable future as a result of the introduction of competing products into the market, as listed in Item 1., "Business--Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT BUSINESSES For the three months ended June 30, 2000 and 1999, Chiron's earnings from its joint business with Ortho were $22.4 million and $16.6 million, respectively. For the six months ended June 30, 2000 and 1999, Chiron's earnings from its joint business with Ortho were $38.1 million and $34.5 million, respectively. The overall fluctuations in earnings from the joint business were primarily due to increased profitability of Ortho's foreign affiliates. The year-to-date increase was offset by certain adjustments made during the first quarters 2000 and 1999.

    COLLABORATIVE AGREEMENT REVENUES For the three months ended June 30, 2000 and 1999, the blood testing segment recognized collaborative agreement revenues of $3.8 million and $1.8 million, respectively. For the six months ended
June 30, 2000 and 1999, the blood testing segment recognized collaborative agreement revenues of $7.3 million and $3.3 million, respectively

    Under the Ortho arrangement, the Company is reimbursed for its research costs related to immunodiagnostic products. The Company recognized revenues under this agreement of $2.9 million and $1.5 million for the three months ended June 30, 2000 and 1999, respectively, and $5.7 million and $2.9 million for the six months ended June 30, 2000 and 1999, respectively. The increase in the second quarter 2000 as compared with the second quarter 1999 was primarily due to the timing of reimbursement for research costs. Also affecting the year-to-date increase in 2000 as compared with 1999 was a first quarter 2000 shift in revenues from product sales to collaborative agreement revenues. As discussed above, certain costs that had been reimbursable previously as manufacturing costs became reimbursable as research costs.

    GROSS PROFIT For each of the three months ended June 30, 2000 and 1999, blood testing gross profit as a percentage of net product sales was 29%. For each of the six months ended June 30, 2000 and 1999, blood testing gross profit as a percentage of net product sales was 17%.

    Blood testing gross profit percentages may fluctuate significantly in future periods as the blood testing product mix changes.

    RESEARCH AND DEVELOPMENT For the three months ended June 30, 2000 and 1999, the blood testing segment recognized research and development expenses of $3.9 million and $2.5 million, respectively. For the six months ended June 30, 2000 and 1999, the blood testing segment recognized research and development expenses of $7.8 million and $4.9 million, respectively. The increase in research and development spending in 2000 as compared with 1999 was due to an increase in development costs related to the nucleic acid testing business.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL, AND ADMINISTRATIVE For the three months ended June 30, 2000 and 1999, the blood testing segment recognized SG&A expenses of $4.0 million and $6.1 million, respectively. For the six months ended June 30, 2000 and 1999, the blood testing segment recognized SG&A expenses of $8.0 million and $8.5 million, respectively. The decrease in SG&A expenses in 2000 as compared with 1999 was primarily due to a change in the method of allocating certain legal costs to segments, as discussed previously. The year-to-date decrease was offset by an increase in SG&A expenses associated with the nucleic acid testing business and, to a lesser extent, the Company's worldwide implementation of its integrated information system in April 1999.

OTHER

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. For the three and six months ended June 30, 2000, the other segment did not recognize any collaborative agreement revenues. For the three and six months ended June 30, 1999, the other segment recognized collaborative agreement revenues of $13.0 million and $29.0 million, respectively.

    The decrease in collaborative agreement revenues in 2000 as compared with 1999 was due to no research funding recognized under an agreement with Novartis in the first and second quarters 2000, as the Company focuses on the self-funding of research programs. Novartis agreed to provide research funding for certain projects through December 31, 2000 (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999). In December 1999, Chiron and Novartis amended this agreement to increase the aggregate maximum amount of funding provided by Novartis from $250.0 million to $265.0 million.

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

    ROYALTY AND LICENSE FEE REVENUES For the three months ended June 30, 2000 and 1999, the other segment recognized royalty and license fee revenues of $20.3 million and $12.8 million, respectively. For the six months ended
June 30, 2000 and 1999, the other segment recognized royalty and license fee revenues of $31.9 million and $23.1 million, respectively.

    The increase in royalty and license fee revenues in 2000 as compared with 1999 was primarily due to an increase in license fee revenues related to a cross-license agreement with Abbott Laboratories ("Abbott") whereby Chiron granted to Abbott rights under Chiron's HCV patents. In exchange for these rights, Abbott paid Chiron a license fee of $10.0 million, which became nonrefundable and was recognized as revenue on June 30, 2000. In addition, the cross-license agreement provides for royalties to Chiron on HCV products sold by Abbott. The year-to-date increase in royalty and license fee revenues also included a $3.3 million positive adjustment in the first quarter 2000 related to an agreement with F. Hoffman-LaRoche Ltd. and its affiliates ("Roche"). Under this agreement, the Company receives royalties on sales of polymerase chain reaction ("PCR") products sold by Roche. Chiron estimates royalties on PCR product sales based on previous period actual sales. In the following quarter, Chiron records an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual PCR product sales for that period. Roche's royalty obligation expires upon the earlier of December 31, 2000 or when Chiron recognizes royalties with an aggregate net present value of $30.0 million as of the date of the agreement (discounted at 14.0%). As of June 30, 2000, Chiron had recognized royalties with a net present value of $15.1 million.

    The increase in royalty and license fee revenues in 2000 as compared with 1999 was offset by a decrease in licensing fees related to a cross-license agreement with Bayer whereby Chiron granted to Bayer rights under certain Chiron patents, including rights under patents relating to HIV and HCV. In exchange for these rights, Bayer paid to Chiron a license fee of $100.0 million, which is refundable in decreasing amounts over a period of three years. Chiron recognized license fee revenues of $7.5 million and $10.0 million for the three months ended June 30, 2000 and 1999, respectively, and $15.0 million and $20.0 million for the six months ended June 30, 2000 and 1999, respectively, which represent the portions of the $100.0 million payment that became nonrefundable during those periods. In addition, the cross-license agreement provides for royalties to Chiron on HIV and HCV products sold by Bayer. Chiron recognized $0.8 million and $1.1 million for the three months ended June 30, 2000 and 1999, respectively, and $1.7 million and $2.0 million for the six months ended
June 30, 2000 and 1999, respectively, of royalty revenue related to this agreement.

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

    SELLING, GENERAL, AND ADMINISTRATIVE For the three months ended June 30, 2000 and 1999, the other segment recognized SG&A expenses of $15.6 million and $6.8 million, respectively. For the six months ended June 30, 2000 and 1999, the other segment recognized SG&A expenses of $33.8 million and $18.3 million, respectively. The increase in SG&A expenses in 2000 as compared with 1999 was due to increased payroll related expenses, the Company's worldwide implementation of its integrated information system in April 1999 and a change in the method of allocating certain legal costs to segments, as discussed previously.

    OTHER OPERATING EXPENSES In the first half of 2000, the Company recorded restructuring and reorganization benefits of $0.4 million related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of 371 positions. As of June 30, 2000, 356 of these 371 positions had been eliminated. In the first half of 1999, the Company recorded net restructuring and reorganization charges of $3.4 million related to the integration of its worldwide vaccines operations.

    For the six months ended June 30, 1999, Chiron recognized a reduction in other operating expenses of $6.4 million resulting from a change in estimated tax accruals related to certain employee payments recorded in 1995 under a series of agreements between Chiron and Novartis (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

    NON-OPERATING INCOME AND EXPENSE Other income, net primarily consisted of interest and investment income on the Company's cash and investment balances and other non-operating gains and losses. For the three months ended June 30, 2000 and 1999, Chiron recognized interest and investment income of $22.0 million and $20.5 million, respectively. For the six months ended June 30, 2000 and 1999, the Company recognized interest and investment income of $43.7 million and $40.7 million, respectively. The increase in interest and investment income in 2000 as compared with 1999 was primarily due to higher average interest rates. Interest expense decreased to $4.3 million for the three months ended June 30, 2000 from $5.9 million for the three months ended June 30, 1999 and $9.4 million for the six months ended June 30, 2000 from $11.7 million for the six months ended June 30, 1999, primarily due to the lack of interest expense from mid-May to June 30, 2000 related to the conversion of the 5.25% convertible debentures to common stock in mid-May 2000 and the repayment of the note payable to Novartis on January 4, 2000.

    In connection with its research and development collaborations, the Company may invest in equity securities of its collaborative partners. The price of these securities may be subject to significant volatility. For each of the three and six months ended June 30, 2000 and each of the three and six months ended June 30, 1999, Chiron recognized a loss attributable to the other-than-temporary impairment of certain of these equity securities of $5.0 million and $1.0 million, respectively.

    INCOME TAXES The 2000 effective tax rate is estimated to be approximately 31% of pretax income from continuing operations. The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three and six months ended June 30, 1999 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 24%. The actual 1999 annual effective tax rate of 18% reflects the utilization of state deferred tax assets that were recognized during the second half of 1999 through a reduction in the valuation allowance associated with such assets.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137 and 138, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that implementation of SFAS 133, as amended, will have on its results of operations and financial position and anticipates that it will implement SFAS 133, as amended, during the first fiscal quarter of 2001.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This statement gives specific guidance and clarification on the conditions that must be met before an entity may recognize revenue. In
March 2000, the SEC issued SAB 101A to defer the effective date of implementation of SAB 101. In June 2000, the SEC issued SAB 101B to defer further the effective date of implementation of SAB 101 with earlier application encouraged. As a result of this last amendment, SAB 101 shall be effective for the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the effect that implementation of SAB 101 will have on its results of operations and financial position and anticipates that it will adopt SAB 101 during the fourth quarter 2000.

    In March 2000, the FASB issued Interpretation No. 44 of Accounting Principals Board No. 25 ("APB 25"), which clarifies the application of APB 25 as it relates to (i) the definition of employee for purposes of applying APB 25,
(ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective on July 1, 2000. The Company anticipates that it will implement Interpretation No. 44 during the third quarter 2000. The Company believes that the implementation of Interpretation No. 44 will not have a material effect on the Company's results of operations and financial position for the third quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings, issuance of common stock and off-balance sheet financing. Chiron's cash, investments in marketable debt securities and short-term investments in equity securities, which totaled
$1.4 billion at June 30, 2000, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions of high credit standing. By policy, the amount of credit exposure to any one institution is limited; however, these investments are generally not collateralized and primarily mature within three years.

    SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $474.5 million and $47.5 million at June 30, 2000 and 1999, respectively. For the first half of 2000, net cash provided by operating activities was $137.2 million as compared with net cash used in operating activities of $125.2 million in 1999. The increase in cash provided by operating activities was largely due to higher net income and lower tax payments in the first half of 2000 as compared with the first half of 1999. In the first half of 1999, the Company paid $165.4 million in estimated taxes related to the sale of Chiron Diagnostics.

    Through the six months ended June 30, 2000, net cash provided by investing activities consisted of proceeds from the sale and maturity of investments in marketable debt securities of $2,703.6 million, proceeds from the sale of equity securities and interests in affiliated companies of $3.1 million, proceeds from the sale of assets of $1.0 million and other sources of cash of $0.6 million, offset by purchases of investments in marketable debt securities of $2,470.8 million, capital expenditures of $22.0 million and purchases of equity securities and interests in affiliated companies of $8.8 million. The purchases of equity securities and interests in affiliated companies consisted of a $5.0 million capital contribution under a joint venture agreement and a $3.8 million capital contribution under a limited partnership agreement. Under the joint venture agreement, the Company formed a Singapore-based joint venture, S*BIO, to research and develop therapeutic, diagnostic and vaccine products. The Company will contribute $8.0 million, of which $5.0 million was paid in June 2000, for a 19.9% ownership interest and will account for the investment on the cost method. Under the limited partnership agreement, the Company will pay $25.0 million over five years for an ownership percentage of 49.75% and will account for the investment on the equity method.

    Through the six months ended June 30, 2000, net cash used in financing activities consisted of $192.3 million related to the acquisition of treasury stock, $69.4 million related to the repayment of debt, including the note owed to Novartis, and $22.4 million related to short-term borrowings. This use of cash was offset by $49.9 million and $0.9 million in proceeds from the reissuance of treasury stock and the issuance of common stock, respectively, primarily related to stock option exercises and employee stock purchases.

    On April 4, 2000, the Company's Board of Directors authorized management to call, for redemption in common stock, the outstanding $100.0 million 5.25% convertible subordinated debentures prior to the next interest payment date of May 21, 2000. Through June 30, 2000, debentures with a face value of
$98.4 million were converted into 3.2 million shares of the Company's common stock, at a conversion price of $30.83 per share.

    On April 17, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register $243.8 million of 4.5% convertible subordinated debentures to be offered in exchange for its existing 1.9% convertible subordinated debentures, which are due in November 2000. The Company's obligation to proceed with the offer was conditioned, in part, upon the average of the closing market prices of the Company's common stock for each of the five business days ending on, and including, May 10, 2000 remaining between $40 and $55 per share. Since the average of the May 4 through 10 closing market prices of the Company's common stock was below the specified price range, management elected not to proceed with the exchange offer. The 1.9% convertible subordinated debentures remain outstanding as of June 30, 2000.

    Through May 2000, the Company's Board of Directors authorized the repurchase of up to 11.5 million shares of Chiron common stock from time to time on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. In June 2000, the Board of Directors approved a 4.0 million share increase, thereby bringing the total number of shares authorized for repurchase to 15.5 million shares. The Board has authorized such repurchases through May 31, 2001. Through June 30, 2000, the Company repurchased 9.2 million shares of Chiron common stock.

    The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

    BORROWING ARRANGEMENTS Under a revolving, committed, unsecured credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at June 30, 2000. Chiron also has credit facilities outside the U.S., which allow for total borrowings of $63.4 million. Under these credit facilities, $2.1 million of borrowings were outstanding at June 30, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK MANAGEMENT The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company's market risk exposures through the first half of 2000. For further discussion of the Company's market risk exposures, refer to Part II., Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    The Company is party to certain lawsuits and legal proceedings, which are described in Part I., Item 3., "Legal Proceedings," of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and in Part II., Item 1., "Legal Proceedings," of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report on Form 10-K and the first quarter report on Form 10-Q.

FEDERAL EXPRESS

    On September 3, 1999, Federal Express Corporation ("Federal Express") filed suit in the Supreme Court of the State of New York, County of Orange against Perseptive Biosystems, Inc., Perkin-Elmer Corporation, PE Biosystems Group and PE Corporation (together, the "PE Defendents") and Chiron. The Federal Express complaint related to a fire that allegedly destroyed a Federal Express aircraft and the majority of its cargo in September 1996. The matter was removed to the United States District Court for the Southern District of New York. In
March 2000, the Federal court, on its own motion, dismissed the matter for lack of subject matter jurisdiction. Federal Express appealed the dismissal, arguing for remand to state court. Defendants filed cross-appeals. Briefing is ongoing. It is not known when or on what basis this litigation will be concluded.

F. HOFFMAN LA-ROCHE A.G.

    Chiron is involved in litigation with F. Hoffman-LaRoche AG and several of its affiliated companies concerning infringement and/or validity of certain patents related to HCV and HIV technology.

    In January 1998, Chiron initiated an action against F.
Hoffman-LaRoche, Ltd., several of its affiliated companies (collectively, "Roche") and Daniel Bradley in the United States District Court for the Northern District of California. The Company asserted that Roche's manufacture and sale of Amplicor -TM- HCV Test and Amplicor -TM- HCV Monitor Test infringes Chiron's U.S. Patent Nos. 5,712,088 (the "'088 patent"), 5,714,596 (the "'596 patent")
and 5,863,719 (the "'719 patent"). On the basis of alleged patent misuse and breaches of state and federal antitrust statutes, Roche filed counterclaims against Chiron seeking injunctive relief. Those claims were dismissed by the Court on June 23, 2000. That decision is subject to appeal.

    In July 2000, the Technical Board of Appeals of the European Patent Office upheld, in amended form, Chiron's European Patent 0 318 216 (the "'216 patent") relating to HCV nucleic acid technology. Chiron voluntarily withdrew certain claims from the '216 patent, including claims relating to HCV immunoassay technology.

    In January 1997, Chiron, together with Ortho-Clinical Diagnostics, Inc. (formerly known as "Ortho Diagnostics Systems, Inc."), filed suit against F. Hoffman-LaRoche AG in the Regional Court, 4th Civil Division, Dusseldorf, Germany, for infringement of immunoassay technology under the '216 patent. The '216 patent claims which underlay the Court's April 1999 decision granting injunctive relief were voluntarily withdrawn as described above. Therefore, the injunction is no longer effective. The Company will continue to protect its investment in and rights to HCV immunoassay technology against Roche based on other intellectual property.

    In July 2000, Chiron B.V., as assignee under the '216 patent, filed suit against various Roche entities in the Administrative Court of Karlsruhe, Germany. The suit alleges that Roche's HCV nucleic acid tests infringe the '216 patent. The suit seeks cross-border injunctive relief and damages.

    On July 4, 2000, Roche filed suit against Chiron in the Court of Milan, Italy. Roche's suit seeks, INTER ALIA, a declaration that its nucleic acid testing HCV products do not infringe the national patents resulting from the '216 patent and that the Italian national patent resulting from the '216 patent is invalid.

    Chiron's European Patent 0 181 150 (the "'150 patent") relates to HIV polynucleotides and polypeptides used in diagnostic technology. Chiron had filed a suit against Roche in Dusseldorf, Germany, for infringement of the '150 patent based on Roche's PCR-based HIV tests. In May 2000, the federal district court in Dusseldorf issued a judgment in Chiron's favor, granting the Company the right to enjoin Roche from the German market and to recover damages. Roche has appealed that decision.

    In June 2000, Roche and several of its related entities filed suit against Chiron in the Court of First Instance in Brussels, Belgium seeking a cross-border declaration of non-infringement of the '150 patent. Also in June 2000, Roche and several of its related entities filed summary proceedings against Chiron in the Court of First Instance in Brussels, Belgium, seeking permission from the Court to import and commercialize certain of Roche's HIV-1 testing products, including Cobas Amplicor HIV-1 Monitor Test -TM-, Amplicor HIV-1 Monitor -TM-, and Amplicor HIV-1 Test -TM-, pending resolution of the '150 infringement litigation.

    In a separate proceeding, the Technical Board of Appeals of the European Patent Office is expected to conduct a final hearing on the validity of the '150 patent before the end of first quarter 2001.

    It is not known when or on what basis these matters will be resolved.

OFFICER OF INSPECTOR GENERAL SUBPOENA

    Chiron is responding to a subpoena from the Office of the Inspector General of the United States Department of Health and Human Services. Chiron believes that the subpoena was issued in connection with a pending QUI TAM lawsuit against Chiron and a large number of pharmaceutical companies in the United States. With respect to Chiron, the subpoena relates to pricing to Medicare and state Medicaid programs of certain generic oncology drugs sold to Cetus-Ben Venue Therapeutics, a joint venture between Chiron and Ben Venue Laboratories. Chiron sold its interest in that joint venture in 1996. It is not known when or on what basis this matter will be resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its Annual Meeting of Stockholders on May 25, 2000.

    (b) Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

    (c) The two matters voted upon at the meeting were: (i) to elect three directors to hold office for three years until the Annual Meeting of Stockholders in the year 2003; and (ii) to ratify the selection of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2000.

        (i) Donald A. Glaser, whose term would expire in the year 2000, determined that he would not stand for reelection when his term expired.

                   The following votes were cast for or were withheld with
               respect to each of the nominees for director:

DIRECTORS                                 FOR        WITHHELD
---------                             -----------   ----------
Raymund Breu........................  154,228,932   12,109,718
Sean P. Lance.......................  164,477,486    1,861,164
Pieter J. Strijkert.................  164,486,643    1,852,007

                   All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2003 as noted above. No abstentions or broker non-votes were cast for the election of directors.

                   The following directors shall continue in office after the
               Company's Annual Meeting of Stockholders held on May 25, 2000:
               Vaughn D. Bryson, Pierre E. Douaze, Edward E. Penhoet and Lewis
               T. Williams shall continue in office until the Annual Meeting of Stockholders in the year 2001; and Lewis W. Coleman, Paul L. Herrling, William J. Rutter and Jack W. Schuler shall continue in office until the Annual Meeting of Stockholders in the year 2002.

        (ii) With respect to the proposal to ratify the selection of KPMG LLP as the Company's independent auditors, 165,944,231 votes were cast for the proposal, 265,051 votes were cast against the proposal, and 129,368 votes abstained. No broker non-votes were cast in connection with the proposal. The selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000 was declared to have been ratified.

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

 10.208 Contract Manufacturing Agreement dated as of March 17, 2000, between Chiron S.p.A. and SynCo Bio Partners B.V.

 10.501   Chiron 1991 Stock Option Plan, as amended and restated.*

 10.511   Audit Committee Charter.

 10.617   Letter Agreement dated May 28, 1999 between Registrant and
          Peder K. Jensen, as supplemented by Promissory Notes dated as of September 21, 1999, executed by Peder K. Jensen and
          Isabel J. Jensen, for the benefit of Registrant.*

 27       Financial Data Schedule for Six Months ended June 30, 2000.

    (b) Reports on Form 8-K

    None.

------------------------

*   Management contract, compensatory plan or arrangement.

                               CHIRON CORPORATION

                                 JUNE 30, 2000

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CHIRON CORPORATION

DATE: August 8, 2000                                   BY:              /s/ SEAN P. LANCE
                                                            -----------------------------------------
                                                                          Sean P. Lance
                                                              CHIEF EXECUTIVE OFFICER AND PRESIDENT;
                                                                      CHAIRMAN OF THE BOARD

DATE: August 8, 2000                                   BY:              /s/ JAMES R. SULAT
                                                            -----------------------------------------
                                                                          James R. Sulat
                                                             VICE PRESIDENT; CHIEF FINANCIAL OFFICER

DATE: August 8, 2000                                   BY:              /s/ DAVID V. SMITH
                                                            -----------------------------------------
                                                                          David V. Smith
                                                                  VICE PRESIDENT; CONTROLLER AND
                                                                   PRINCIPAL ACCOUNTING OFFICER