Form 10-Q
period 2000-09-30
CHIRON CORP
filed 2000-11-07
CIK 706539

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-12798

                            ------------------------

                               CHIRON CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-2754624
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

    4560 HORTON STREET, EMERYVILLE,                           94608
              CALIFORNIA
    (Address of principal executive                         (Zip code)
               offices)

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

                                Yes /X/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               TITLE OF CLASS                         OUTSTANDING AT OCTOBER 31, 2000

        Common Stock, $0.01 par value                           191,511,721

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CHIRON CORPORATION
                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of September
     30, 2000 and December 31, 1999 (Unaudited).............      3

    Condensed Consolidated Statements of Operations for the
     three and nine months ended September 30, 2000 and 1999
     (Unaudited)............................................      4

    Condensed Consolidated Statements of Comprehensive
     Income for the three and nine months ended September
     30, 2000 and 1999 (Unaudited)..........................      5

    Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2000 and 1999
     (Unaudited)............................................      6

    Notes to Condensed Consolidated Financial Statements
     (Unaudited)............................................      7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.....................     18

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
    MARKET RISK.............................................     36

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.................................     37

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................     38

SIGNATURES..................................................     41

ITEM 1. FINANCIAL STATEMENTS

                               CHIRON CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  180,473      $  363,865
  Short-term investments in marketable debt securities......      409,856         640,027
  Short-term investments in equity securities...............        5,462           3,315
                                                               ----------      ----------
    Total cash and short-term investments...................      595,791       1,007,207
  Accounts receivable, net..................................      192,184         161,883
  Current portion of note receivable........................        3,233           3,233
  Inventories...............................................       95,232          84,724
  Net assets to be allocated, current (Note 6)..............       41,275              --
  Other current assets......................................       57,938          66,027
                                                               ----------      ----------
    Total current assets....................................      985,653       1,323,074
Noncurrent investments in marketable debt securities........      191,051         547,580
Property, plant, equipment and leasehold improvements, at
  cost:
  Land and buildings........................................      130,371         132,861
  Laboratory, production and office equipment...............      307,345         291,503
  Leasehold improvements....................................       75,922          73,143
  Construction-in-progress..................................       30,809          23,894
                                                               ----------      ----------
                                                                  544,447         521,401
  Less accumulated depreciation and amortization............     (251,578)       (222,566)
                                                               ----------      ----------
    Property, plant, equipment and leasehold improvements,
     net....................................................      292,869         298,835
Purchased technology, net...................................        6,915          11,722
Other intangible assets, net................................      126,317         143,320
Investments in equity securities and affiliated companies...      119,463          63,021
Notes receivable............................................       12,405          13,967
Net assets to be allocated, noncurrent (Note 6).............      656,345              --
Other assets................................................       22,723          41,024
                                                               ----------      ----------
                                                               $2,413,741      $2,442,543
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   34,925      $   46,187
  Accrued compensation and related expenses.................       46,242          45,102
  Short-term borrowings.....................................        2,747          20,300
  Current portion of long-term debt.........................      238,788         249,534
  Note payable to Novartis..................................           --          67,791
  Current portion of unearned revenue.......................       38,655          42,524
  Taxes payable.............................................       54,288          19,118
  Other current liabilities.................................      124,805         122,375
                                                               ----------      ----------
    Total current liabilities...............................      540,450         612,931
Long-term debt..............................................           73          96,958
Other noncurrent liabilities................................       45,404          56,043
Minority interest...........................................        2,884              --
                                                               ----------      ----------
    Total liabilities.......................................      588,811         765,932
                                                               ----------      ----------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Common stock..............................................        1,833           1,819
  Additional paid-in capital................................    2,138,775       2,057,418
  Accumulated deficit.......................................     (294,186)       (323,037)
  Accumulated other comprehensive loss (Note 1).............      (21,492)        (12,875)
  Treasury stock, at cost (1,230,000 shares at December 31,
    1999)...................................................           --         (46,714)
                                                               ----------      ----------
    Total stockholders' equity..............................    1,824,930       1,676,611
                                                               ----------      ----------
                                                               $2,413,741      $2,442,543
                                                               ==========      ==========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Revenues:
  Product sales, net................................  $143,580   $114,006   $462,207   $308,295
  Equity in earnings of unconsolidated joint
    businesses......................................    23,430     23,297     61,552     58,431
  Collaborative agreement revenues..................     5,107     18,442     19,202     59,603
  Royalty and license fee revenues..................    37,588     36,524    105,539     96,292
  Other revenues....................................    11,276     12,107     30,081     46,425
                                                      --------   --------   --------   --------
    Total revenues..................................   220,981    204,376    678,581    569,046
                                                      --------   --------   --------   --------
Operating expenses:
  Cost of sales.....................................    58,007     53,580    157,537    138,215
  Research and development..........................    69,230     75,473    211,398    216,732
  Selling, general and administrative...............    45,671     41,802    142,868    128,617
  Restructuring and reorganization (benefits)
    charges (Note 3)................................        --     (1,290)      (447)     2,062
  Other operating expenses..........................     4,123      2,471     15,121      7,164
                                                      --------   --------   --------   --------
    Total operating expenses........................   177,031    172,036    526,477    492,790
                                                      --------   --------   --------   --------
Income from operations..............................    43,950     32,340    152,104     76,256
Loss on sale of assets..............................        --         --       (224)        --
Interest expense....................................    (3,251)    (6,158)   (12,610)   (17,866)
Other income, net...................................    26,971     19,685     70,051     63,061
Minority interest...................................      (224)        --       (625)        --
                                                      --------   --------   --------   --------
Income from continuing operations before income
  taxes.............................................    67,446     45,867    208,696    121,451
Provision for income taxes..........................    24,441        826     68,195     18,938
                                                      --------   --------   --------   --------
Income from continuing operations...................    43,005     45,041    140,501    102,513
Gain on disposal of discontinued operations (Note
  2)................................................        74     23,288      2,416     26,297
                                                      --------   --------   --------   --------
Net income..........................................  $ 43,079   $ 68,329   $142,917   $128,810
                                                      ========   ========   ========   ========
Basic earnings per share (Note 1):
  Income from continuing operations.................  $   0.24   $   0.25   $   0.78   $   0.57
                                                      ========   ========   ========   ========
  Net income........................................  $   0.24   $   0.38   $   0.79   $   0.71
                                                      ========   ========   ========   ========
Diluted earnings per share (Note 1):
  Income from continuing operations.................  $   0.23   $   0.24   $   0.74   $   0.55
                                                      ========   ========   ========   ========
  Net income........................................  $   0.23   $   0.36   $   0.75   $   0.69
                                                      ========   ========   ========   ========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (NOTE 1)

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Net income...........................................  $ 43,079   $68,329    $142,917   $128,810
                                                       --------   -------    --------   --------
Other comprehensive income (loss):
  Change in foreign currency translation adjustment
    during the period, net of tax benefit of $1,579
    and $2,213 for the three and nine months ended
    September 30, 2000...............................   (36,943)    6,236     (46,830)   (13,500)
  Unrealized gains from investments:
    Unrealized holding gains arising during the
      period, net of tax provision of ($840) and
      ($536) for the three months ended September 30,
      2000 and 1999, respectively, and ($23,106) and
      ($1,253) for the nine months ended September
      30, 2000 and 1999, respectively................     1,371       874      37,701      2,043
    Reclassification adjustment for net losses
      (gains) included in net income, net of tax
      benefit (provision) of $374 and ($169) for the
      three months ended September 30, 2000 and 1999,
      respectively, and $314 and $225 for the nine
      months ended September 30, 2000 and 1999,
      respectively...................................       610      (275)        512        367
                                                       --------   -------    --------   --------
    Net unrealized gains from investments............     1,981       599      38,213      2,410
                                                       --------   -------    --------   --------
Other comprehensive income (loss)....................   (34,962)    6,835      (8,617)   (11,090)
                                                       --------   -------    --------   --------
Comprehensive income.................................  $  8,117   $75,164    $134,300   $117,720
                                                       ========   =======    ========   ========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Net cash provided by (used in) operating activities.........  $   199,367   $   (37,092)
                                                              -----------   -----------
Cash flows from investing activities:
  Purchases of investments in marketable debt securities....   (3,330,129)   (1,130,974)
  Proceeds from sale and maturity of investments in
    marketable debt securities..............................    3,907,677       867,365
  Capital expenditures......................................      (24,337)      (55,742)
  Proceeds from sale of assets..............................        1,000            --
  Purchases of equity securities and interests in affiliated
    companies...............................................       (8,750)           --
  Proceeds from sale of equity securities and interests in
    affiliated companies....................................        4,788            --
  Proceeds from disposal of discontinued operations.........           --        46,912
  Cash paid to purchase PathoGenesis Corporation, net of
    cash acquired...........................................     (677,065)           --
  Other, net................................................      (23,695)      (11,108)
                                                              -----------   -----------
    Net cash used in investing activities...................     (150,511)     (283,547)
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from note receivable.............................        3,233            --
  Net (repayment of) proceeds from short-term borrowings....      (16,325)        7,934
  Repayment of debt and capital leases......................      (70,847)       (1,987)
  Proceeds from issuance of debt............................           --         8,114
  Payments to acquire treasury stock........................     (213,105)      (69,060)
  Proceeds from reissuance of treasury stock................       63,751        36,408
  Proceeds from issuance of common stock....................        1,045        31,683
                                                              -----------   -----------
    Net cash (used in) provided by financing activities.....     (232,248)       13,092
                                                              -----------   -----------
    Net decrease in cash and cash equivalents...............     (183,392)     (307,547)
Cash and cash equivalents at beginning of the period........      363,865       513,315
                                                              -----------   -----------
Cash and cash equivalents at end of the period..............  $   180,473   $   205,768
                                                              ===========   ===========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

                               CHIRON CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information presented in the Condensed Consolidated Financial Statements at September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, is unaudited but includes all normal recurring adjustments which the management of Chiron Corporation ("Chiron" or the "Company") believes to be necessary for fair presentation of the periods presented, except that in the third quarter of 2000, the Company reclassified $37.4 million to "Other comprehensive income (loss)" and $2.2 million to "Taxes payable," with an offsetting entry of $39.6 million to the deferred tax liability, which represented the cumulative tax effect on the Company's net unrealized gains from investments and the Company's foreign currency translation adjustments, respectively, as the Company had not previously recorded these amounts net of deferred taxes and taxes payable. The adjustment had no effect on income from continuing operations, net income or earnings per share. Certain previously reported amounts in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Comprehensive Income have been reclassified to conform with the current period presentation as follows:

                                    THREE       THREE                        THREE
                                    MONTHS     MONTHS     FISCAL YEAR       MONTHS
                                    ENDED       ENDED        ENDED           ENDED
                                   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                     2000       2000          1999           1999
                                   --------   ---------   ------------   -------------
Accumulated other comprehensive
  income (loss), as previously
  reported.......................  $51,266     $28,872      $  3,351       $ (7,351)
Accumulated other comprehensive
  income (loss), as currently
  reported.......................  $13,470     $  (859)     $(12,875)      $(13,600)

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

    As discussed in Note 6, Chiron acquired PathoGenesis Corporation ("PathoGenesis") on September 21, 2000. The Company will include PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000.

                               CHIRON CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PathoGenesis' operating results for the seven business days in September 2000 were not significant to the Company's consolidated operating results.

    In 2000, the Company began consolidating, and recording minority interest related to, its 51% owned joint venture, Chiron Behring Vaccines Limited.

    INVENTORIES

    Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventories consisted of the following (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
Finished goods......................................     $17,912         $16,614
Work-in-process.....................................      58,554          49,193
Raw materials.......................................      18,766          18,917
                                                         -------         -------
                                                         $95,232         $84,724
                                                         =======         =======

    CONVERSION OF SUBORDINATED DEBENTURES

    On April 4, 2000, the Company's Board of Directors authorized management to call for redemption the outstanding $100.0 million 5.25% convertible subordinated debentures. Through September 30, 2000, debentures with a face value of $98.4 million, and an amortized cost of $94.2 million, were converted into 3.2 million shares of the Company's common stock, at a conversion price of $30.83 per share. The unamortized discount of $4.2 million and the related deferred tax liability of $2.0 million were recorded in additional paid-in capital. The $4.8 million of interest accrued through the conversion date, net of income taxes of $1.8 million, was also recorded in additional paid-in capital. The remaining unconverted debentures were redeemed in cash.

    On August 11, 2000, the Company's Board of Directors authorized management to call for redemption the outstanding $253.9 million 1.90% convertible subordinated debentures, including $10.1 million held by Novartis. The redemption price for each $1,000 principal amount of the debentures was $1,004.98, which includes accrued interest of $7.60 to the redemption date. As an alternative to redemption, bondholders were entitled to convert the debentures into shares of the Company's common stock at a conversion price of $28.91 per share, or 34.6 shares for each $1,000 principal amount of bonds held, plus cash in lieu of fractional shares. The bondholders' right to convert to shares expired at the close of business on October 10, 2000. Through
September 30, 2000, debentures with a face value of $15.4 million, and an amortized cost of $15.3 million, were converted into 0.5 million shares of the Company's common stock. The unamortized discount and the related deferred tax liability were recorded in additional paid-in capital. The interest accrued through the conversion date, net of income taxes, was also recorded in additional paid-in capital. As of October 10, 2000, substantially all of the 1.90% debentures were converted into a total of 8.8 million shares of the Company's common stock.

                               CHIRON CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INCOME TAXES

    The 2000 effective tax rate is estimated to be approximately 32.7% of pretax income from continuing operations. The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three and nine months ended September 30, 1999 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 27.0%, prior to the recognition of deferred tax assets through a reduction in the valuation allowance associated with such assets. The actual 1999 annual effective tax rate of 18.0% reflects the utilization of state deferred tax assets that were recognized during the first nine months of 1999 through a reduction in the valuation allowance associated with such assets.

    FORWARD CONTRACTS

    The Company selectively enters into forward contracts with major financial institutions to hedge against possible reductions in market values of its equity securities. Forward contracts are generally marked-to-market at the end of each quarter with gains or losses recorded in a manner consistent with the accounting for gains and losses on the underlying securities. If the underlying securities are classified as trading, the gain or loss on the forward contracts is recorded as a component of "Other income, net" in the Condensed Consolidated Statements of Operations. If the underlying securities are classified as available-for-sale, the gain or loss on forward contracts is recorded as a component of "Other comprehensive income (loss)" in the Condensed Consolidated Statements of Comprehensive Income. Outstanding notional principal amounts of the Company's forward contracts were $24.6 million at September 30, 2000. Under the forward contracts, the Company earns interest through the forward contract maturity dates, which range from June 2002 to October 2003, based on three-month LIBOR (6.815% at September 30, 2000) as applied to the forward prices. The Company had no forward contracts during 1999.

    TREASURY STOCK

    Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to additional paid-in capital. Losses on reissuance of treasury stock are charged to additional paid-in capital to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to accumulated deficit. For the three and nine months ended September 30, 2000, the Company charged losses to accumulated deficit of $25.6 million and $114.1 million, respectively.

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

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The following table sets forth the computations for basic and diluted earnings per share on income from continuing operations (in thousands, except per share data):

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Income (Numerator):
  Income from continuing operations available to
    common stockholders.............................  $ 43,005   $ 45,041   $140,501   $102,513
  Plus: Interest on 1.90% convertible debentures,
    net of taxes....................................     1,607      1,936      5,264      1,936
  Plus: Interest on 5.25% convertible debentures,
    net of taxes....................................        --         --        440         --
                                                      --------   --------   --------   --------
  Income available to common stockholders, plus
    assumed conversions.............................  $ 44,612   $ 46,977   $146,205   $104,449
                                                      --------   --------   --------   --------
Shares (Denominator):
  Weighted-average common shares outstanding........   182,782    181,419    181,418    181,160
  Effect of dilutive securities:
    Options and equivalents.........................     6,337      4,686      6,394      3,948
    Warrants........................................       439        319        427        265
    1.90% convertible debentures....................     8,637      8,785      8,731      2,928
    5.25% convertible debentures....................        --         --        526         --
                                                      --------   --------   --------   --------
  Weighted-average common shares outstanding, plus
    assumed conversions.............................   198,195    195,209    197,496    188,301
                                                      --------   --------   --------   --------
Basic earnings per share............................  $   0.24   $   0.25   $   0.78   $   0.57
                                                      ========   ========   ========   ========
Diluted earnings per share..........................  $   0.23   $   0.24   $   0.74   $   0.55
                                                      ========   ========   ========   ========

                               CHIRON CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The following table sets forth the computations for basic and diluted earnings per share on net income (in thousands, except per share data):

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Income (Numerator):
  Net income available to common stockholders.......  $ 43,079   $ 68,329   $142,917   $128,810
  Plus: Interest on 1.90% convertible debentures,
    net of taxes....................................     1,607      1,936      5,264      1,936
  Plus: Interest on 5.25% convertible debentures,
    net of taxes....................................        --         --        440         --
                                                      --------   --------   --------   --------
  Income available to common stockholders, plus
    assumed conversions.............................  $ 44,686   $ 70,265   $148,621   $130,746
                                                      --------   --------   --------   --------
Shares (Denominator):
  Weighted-average common shares outstanding........   182,782    181,419    181,418    181,160
  Effect of dilutive securities:
    Options and equivalents.........................     6,337      4,686      6,394      3,948
    Warrants........................................       439        319        427        265
    1.90% convertible debentures....................     8,637      8,785      8,731      2,928
    5.25% convertible debentures....................        --         --        526         --
                                                      --------   --------   --------   --------
  Weighted-average common shares outstanding, plus
    assumed conversions.............................   198,195    195,209    197,496    188,301
                                                      --------   --------   --------   --------
Basic earnings per share............................  $   0.24   $   0.38   $   0.79   $   0.71
                                                      ========   ========   ========   ========
Diluted earnings per share..........................  $   0.23   $   0.36   $   0.75   $   0.69
                                                      ========   ========   ========   ========

    For the three months ended September 30, 2000 and 1999, options to purchase
2.1 million and 2.0 million shares, respectively, and for the nine months ended September 30, 2000 and 1999, options to purchase 1.6 million and 6.1 million shares, respectively, with exercise prices greater than the average market price of common stock, were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

    Also excluded from the computations of diluted earnings per share were
3.2 million shares for each of the three and nine months ended September 30, 1999 of common stock issuable upon conversion of the Company's convertible subordinated debentures as the interest, net of tax, per common share obtainable on conversion exceeded basic earnings per share.

NOTE 2--DISCONTINUED OPERATIONS

    On November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business to Bayer Corporation ("Bayer") for $1,013.8 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "Bayer Agreement"), dated as of

                               CHIRON CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)
September 17, 1998, between Chiron and Bayer. The results of operations for Chiron Diagnostics are reported as a discontinued operation for all periods presented in the Condensed Consolidated Statements of Operations. Chiron has provided customary indemnities under the terms of the Bayer Agreement.

    On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to Bausch & Lomb ("B&L") for approximately
$300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "B&L Agreement"), dated as of October 21, 1997, between Chiron and B&L. The Company retained Chiron Vision's cash and cash equivalents, certain Chiron Vision real estate assets (the "real estate assets") and Chiron Vision's future noncancelable operating lease costs upon the completion of the sale. The Company has provided customary indemnities under the terms of the B&L Agreement. For the nine months ended September 30, 2000, the Company reversed approximately
$2.2 million reserved for contractual obligations to indemnify B&L against certain potential claims as such obligations had expired. This was recorded as a component of "Gain on disposal of discontinued operations."

    For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of September 30, 2000 and December 31, 1999, the real estate assets of $1.9 million, which represented all of the remaining net assets of Chiron's discontinued operations, were recorded in the Condensed Consolidated Balance Sheets as "Other current assets."

    For each of the three and nine months ended September 30, 2000, "Gain on disposal of discontinued operations" included an income tax provision of $0.1 million. For the three and nine months ended September 30, 1999, "Gain on disposal of discontinued operations" included income tax benefits of $15.3 million and $16.0 million, respectively.

    For the nine months ended September 30, 2000, basic and diluted earnings per share from discontinued operations were $0.01. For the three months ended September 30, 1999, basic and diluted earnings per share from discontinued operations were $0.13 and $0.12, respectively. For the nine months ended September 30, 1999, basic and diluted earnings per share from discontinued operations were $0.14.

NOTE 3--RESTRUCTURING AND REORGANIZATION

    The Company recorded restructuring and reorganization charges related to the integration of its worldwide vaccines operations and the ongoing rationalization of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility and facility-related costs. As of September 30, 2000, 27 of these 28 positions had been eliminated.

    The ongoing rationalization of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 382 positions in manufacturing, research and development, sales, marketing and other administrative functions, and facility-related costs. During 2000, the Company decided to retain 11 of those 382 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 371. Included in this amount were 36 positions at the Company's Amsterdam facility, which was sold in December 1999. These positions

                               CHIRON CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 3--RESTRUCTURING AND REORGANIZATION (CONTINUED) were transferred to the buyer in January 2000. During the nine months ended September 30, 2000, the Company recorded net restructuring and reorganization benefits of $0.4 million related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions. As of September 30, 2000, 356 of these 371 positions had been eliminated.

    During the nine months ended September 30, 1999, the Company recorded net restructuring and reorganization charges of $2.1 million related to the integration of its worldwide vaccines operations.

    The current status of the restructuring and reorganization accruals is summarized as follows (in thousands):

                                                 AMOUNT OF       AMOUNT OF           AMOUNT          AMOUNT TO
                                 ACCRUAL AT        TOTAL           TOTAL            UTILIZED        BE UTILIZED
                                DECEMBER 31,   RESTRUCTURING   RESTRUCTURING        THROUGH          IN FUTURE
                                    1999          CHARGE          BENEFIT      SEPTEMBER 30, 2000     PERIODS
                                ------------   -------------   -------------   ------------------   -----------
Employee-related costs........     $3,772          $ --            $(607)            $(1,197)          $1,968
Other facility-related
  costs.......................      1,631           160               --                (915)             876
                                   ------          ----            -----             -------           ------
                                    5,403           160             (607)             (2,112)           2,844
Discontinued operations.......        285            --             (109)                 --              176
                                   ------          ----            -----             -------           ------
                                   $5,688          $160            $(716)            $(2,112)          $3,020
                                   ======          ====            =====             =======           ======

    The restructuring and reorganization accruals, of which $1.8 million and $1.2 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheets, are expected to be substantially settled within one to six years of accruing the related charges.

NOTE 4--SALE OF AUSTRALIAN SUBSIDIARY

    In February 2000, the Company sold substantially all assets of its Australian subsidiary ("the Australian assets") to Mimotopes Pty. Ltd. ("Mimotopes"), a wholly-owned subsidiary of MitoKor, for $1.0 million in cash, $1.6 million in non-interest bearing promissory notes and 500,000 shares of MitoKor Series E convertible preferred stock, to which the Company assigned no fair value due to the early-stage nature of MitoKor. The promissory notes are due on August 7, 2001 and February 7, 2003 and were included in "Notes receivable" in the Condensed Consolidated Balance Sheets, with a face amount of $2.0 million and net of an unamortized discount of $0.3 million at an imputed interest rate of 9%, at September 30, 2000. Mimotopes also assumed substantially all liabilities of the Company's Australian subsidiary. In connection with the sale, the Company wrote off $1.3 million in leasehold improvements, which became the property of the landlord upon termination of the Australian subsidiary's building lease, and incurred selling costs of $0.4 million. Both amounts were included in "Loss on sale of assets" in the Condensed Consolidated Statements of Operations. The Australian subsidiary was part of the Company's biopharmaceuticals segment. The sale of the Australian assets, net of liabilities assumed, resulted in a net loss of $0.2 million, which was included in "Loss on sale of assets" in the Condensed Consolidated Statements of Operations.

                               CHIRON CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 4--SALE OF AUSTRALIAN SUBSIDIARY (CONTINUED)
    At the time of the sale, the carrying amount of the Australian assets, net of liabilities assumed, was approximately $1.1 million. As of December 31, 1999, the carrying amount of the Australian assets, net of liabilities to be assumed, approximated the carrying amount at the time of the sale and was recorded in the Condensed Consolidated Balance Sheets as "Other current assets." Chiron recognized operating expenses related to the Australian subsidiary of $0.2 million for the nine months ended September 30, 2000 and $0.8 million and $3.1 million for the three and nine months ended September 30, 1999, respectively.

    The Company intends to liquidate the remaining assets and liabilities of the Australian subsidiary in the fourth quarter of 2000.

    In connection with the sale, the Company and Mimotopes entered into an agreement, under which Mimotopes would perform the research and development for the remaining term of an agreement with Novartis, which ends in November 2000. The Company paid Mimotopes $0.7 million for the research and development services, which it will amortize over the period during which the services are performed.

NOTE 5--SEGMENT INFORMATION

    Chiron is organized based on the products and services that it offers. Under this organizational structure, the Company has the following three reportable segments: (i) biopharmaceuticals, (ii) vaccines and (iii) blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious diseases, as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The vaccines segment consists principally of products and services related to adult and pediatric vaccines sold primarily in Germany, Italy, the United Kingdom and other international markets, as well as the development of novel vaccines and vaccination technology. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson company, and an alliance with Gen-Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling nucleic acid testing ("NAT") products using transcription-mediated amplification ("TMA") technology to screen transfused blood and plasma products for viral infection.

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

    The accounting policies of the Company's reportable segments are the same as those described in Note 1--The Company and Summary of Significant Accounting Policies to the Company's Annual Report on Form 10-K. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items, such as restructuring and reorganization charges, which are shown as reconciling items in the table below.

                               CHIRON CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION (CONTINUED)

    The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
REVENUES
  Biopharmaceuticals................................  $ 73,670   $ 59,921   $220,797   $215,576
  Vaccines, includes equity in earnings of
    unconsolidated joint businesses of $319 and $963
    for the three and nine months ended September
    30, 1999, respectively..........................    88,496     84,692    305,477    188,873
  Blood testing, includes equity in earnings of
    unconsolidated joint businesses of $23,430 and
    $22,978 for the three months ended September 30,
    2000 and 1999, respectively, and $61,552 and
    $57,468 for the nine months ended September 30,
    2000 and 1999, respectively.....................    41,217     32,943    102,665     83,594
  Other.............................................    17,598     26,820     49,642     81,003
                                                      --------   --------   --------   --------
    Total revenues..................................  $220,981   $204,376   $678,581   $569,046
                                                      ========   ========   ========   ========
INCOME FROM CONTINUING OPERATIONS
  Biopharmaceuticals................................  $(11,432)  $(22,941)  $(23,441)  $(27,708)
  Vaccines..........................................    23,723     13,187    113,518     (3,093)
  Blood testing.....................................    24,833     21,167     57,200     47,765
  Other.............................................     6,826     19,637      4,380     61,354
                                                      --------   --------   --------   --------
    Segment income from operations..................    43,950     31,050    151,657     78,318
  Operating income (expense) reconciling items:
    Restructuring and reorganization benefits
      (charges).....................................        --      1,290        447     (2,062)
                                                      --------   --------   --------   --------
  Income from operations............................    43,950     32,340    152,104     76,256
    Loss on sale of assets..........................        --         --       (224)        --
    Interest expense................................    (3,251)    (6,158)   (12,610)   (17,866)
    Other income, net...............................    26,971     19,685     70,051     63,061
    Minority interest...............................      (224)        --       (625)        --
                                                      --------   --------   --------   --------
  Income from continuing operations before
    income taxes....................................  $ 67,446   $ 45,867   $208,696   $121,451
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

                               CHIRON CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 6--ACQUISITION OF PATHOGENESIS CORPORATION

    On September 21, 2000, Chiron acquired PathoGenesis, a company that develops and markets drugs to treat infectious diseases, particularly serious lung infections. The acquisition was accounted for under the purchase method of accounting and included the purchase of all of the outstanding shares of common stock of PathoGenesis at $38.50 per share. As of September 30, 2000, the Company paid approximately $677.1 million, plus an additional $29.9 million on October 12, 2000, for a total payment of $707.0 million.

    As of September 30, 2000, the purchase price of $697.6 million, which included the cash payment of $677.1 million and accrued severance and other acquisition costs of $20.5 million, had not been allocated to the acquired assets and liabilities assumed since preliminary results from the valuation studies were not yet available. As a result, the Company recorded the purchase price as "Net assets to be allocated" in the Condensed Consolidated Balance Sheets at September 30, 2000. "Net assets to be allocated, current" represents the book value, which management believes approximates fair value, of PathoGenesis' current assets less current liabilities as of September 21, 2000. Outstanding options on PathoGenesis' stock were either redeemed in cash or converted into options on Chiron's stock. The difference between the fair value of all options and the intrinsic value associated with the unvested portion of those options of $69.6 million was included as part of the purchase price.

    In the fourth quarter of 2000, the Company expects to allocate the purchase price and record a charge for purchased in-process research and development, which will represent the fair value of certain acquired research and development for which there is no alternative future use. The Company expects to finalize its plans for combining PathoGenesis with its existing operations in the fourth quarter of 2000, at which time any additional severance and exit costs will be reflected as an adjustment to the allocation of the purchase price. The Company will include PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the seven business days in September 2000 were not significant to the Company's consolidated operating results.

    The following unaudited pro forma information presents the results of continuing operations of Chiron and PathoGenesis for the three and nine months ended September 30, 2000 and 1999 as if Chiron's acquisition of PathoGenesis had been consummated as of January 1, 2000 and 1999, respectively. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The pro forma results exclude nonrecurring charges which resulted directly from the transaction and PathoGenesis' operating results for

                               CHIRON CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 6--ACQUISITION OF PATHOGENESIS CORPORATION (CONTINUED) the seven business days in September 2000. The unaudited pro forma information is as follows (in thousands, except per share data):

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
Total revenues......................  $239,264   $220,837   $736,800   $610,069
Income from continuing operations...  $ 25,944   $ 44,258   $122,330   $ 94,493
Pro forma income per share from
  continuing operations:
  Basic.............................  $   0.14   $   0.24   $   0.67   $   0.52
  Diluted...........................  $   0.14   $   0.24   $   0.65   $   0.51

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

NOTE 8--SUBSEQUENT EVENT

    In October 2000, the Company entered into three agreements with F. Hoffman-La Roche Ltd. ("Roche") related to the settlement of litigation in the U.S. and certain other countries. Under the first agreement, Chiron was paid $85.0 million, of which $61.0 million will be recognized in the fourth quarter 2000 for past sales related to Roche's use of Chiron's HCV patent in its IN VITRO diagnostic products. The remaining $24.0 million, which will be deferred, represents royalties on future sales related to Roche's use of Chiron's HCV patent in its IN VITRO diagnostic products. Under the second agreement, Chiron could earn up to $30.0 million of license fees related to Roche's use of Chiron's HIV patent in its IN VITRO diagnostic products. Under both the HCV and HIV license arrangements, Chiron will also earn royalties on Roche's future sales of IN VITRO diagnostic products for HCV and HIV. Under the third agreement, Chiron will earn royalties on blood donations tested with Roche's nucleic acid testing products that utilize Chiron's HCV and HIV patents.

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

    THE DISCUSSION BELOW SHOULD BE READ IN CONJUNCTION WITH PART I., ITEM 1., "FINANCIAL STATEMENTS," OF THIS QUARTERLY REPORT ON FORM 10-Q AND PART II., ITEMS 7., 7A. AND 8., "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" AND "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," RESPECTIVELY, OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

    Chiron is a biotechnology company that participates in three global healthcare markets: biopharmaceuticals, vaccines and blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious diseases, as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. ("Berlex") and its parent company, Schering AG of Germany, related to Betaseron-Registered Trademark- (interferon beta-lb), and Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson ("J&J") company, related to PDGF (recombinant human platelet-derived growth factor -rhPDGF-BB). The vaccines segment consists principally of adult and pediatric vaccines sold primarily in Germany, Italy, the United Kingdom and other international markets, as well as the development of novel vaccines and vaccination technology. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a J&J company, and an alliance with Gen-Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling nucleic acid testing ("NAT") products using transcription-mediated amplification ("TMA") technology to screen transfused blood and plasma products for viral infection. Certain other revenues and expenses are not viewed by management as belonging to any one segment. As a result, these items have been aggregated into an "Other" segment.

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

    On September 21, 2000, Chiron acquired PathoGenesis Corporation, a company that develops and markets drugs to treat infectious diseases, particularly serious lung infections. The Company will include PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the seven business days in September 2000 were not significant to the Company's consolidated operating results. PathoGenesis will be part of the Company's biopharmaceuticals segment.

RESULTS OF OPERATIONS

BIOPHARMACEUTICALS

    PRODUCT SALES For the three months ended September 30, 2000 and 1999, biopharmaceutical product sales were $50.3 million and $36.9 million, respectively. For the nine months ended September 30, 2000 and 1999, biopharmaceutical product sales were $151.3 million and $135.0 million, respectively. In 2000 and 1999, biopharmaceutical product sales consisted principally of Proleukin-Registered Trademark- (aldesleukin, interleukin-2), Betaseron-Registered Trademark- and PDGF.

    PROLEUKIN-REGISTERED TRADEMARK-  Chiron sells
Proleukin-Registered Trademark- directly in the U.S. and certain international markets. For the three months ended September 30, 2000 and 1999, sales of Proleukin-Registered Trademark- were $21.3 million and $18.9 million, respectively. In both 2000 and 1999, the Company experienced a shift in U.S. sales from the third quarter to the second quarter due to fluctuations in wholesaler inventory management practices. However, this shift occurred later in the second quarter 2000, as compared with the second quarter 1999, therefore continuing into early third quarter 2000. There can be no assurance that wholesalers will maintain inventory stocking levels in 2000 commensurate with those in 1999. If these levels are not maintained, the Company may experience a corresponding reduction in Proleukin-Registered Trademark- sales to wholesalers in 2000. For the nine months ended September 30, 2000 and 1999, sales of Proleukin-Registered Trademark- were $76.6 million and $82.0 million, respectively. The quarter-to-date and year-to-date changes in Proleukin-Registered Trademark- sales were also affected by a weaker exchange rate of the Euro as compared with the U.S. dollar, increasing cost sensitivity from reimbursement authorities, particularly in Europe, and the onset of competitive clinical trials. The Company continues to pursue the use of Proleukin-Registered Trademark- for additional indications, including human immunodeficiency virus ("HIV").

    BETASERON-REGISTERED TRADEMARK-  Chiron manufactures
Betaseron-Registered Trademark- for Berlex and its parent company, Schering AG of Germany. Chiron earns a payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG, and a subsequent additional payment upon sales by Berlex and Schering AG. Accordingly, Chiron's revenues from Betaseron-Registered Trademark- tend to fluctuate based upon the inventory management practices of Berlex and Schering AG. The Company also earns royalties on Schering AG's European sales of Betaferon-Registered Trademark- (see "Royalties and license fee revenues" below) (collectively, "Betaseron-Registered Trademark- revenues").

    For the three months ended September 30, 2000 and 1999, Betaseron-Registered Trademark- product sales were $24.5 million and $17.9 million, respectively. For the nine months ended September 30, 2000 and 1999, Betaseron-REGISTERED TRADEMARK- product sales were $59.2 million and $46.5 million, respectively. As discussed in "Royalties and license fee revenues" below, Betaferon-Registered Trademark- royalties also increased in 2000 as compared with 1999. The increase in Betaseron-Registered Trademark-revenues in 2000 as compared with 1999 was primarily related to increased utilization of interferon therapy and fluctuations in Berlex and Schering AG's inventory management practices. In addition, underlying purchases by end users have increased in Europe and the U.S. The year-to-date increase in Betaseron-REGISTERED TRADEMARK- product sales also included the effects of the second quarter 1999 conclusion of certain promotional pricing campaigns.

    PDGF Chiron manufactures PDGF for Ortho-McNeil Pharmaceutical, Inc., a J&J company. Accordingly, Chiron's sales of PDGF fluctuate based upon the inventory management practices of J&J. PDGF is the active ingredient in Regranex-Registered Trademark- (becaplermin) Gel, a treatment for diabetic foot ulcers. Regranex-Registered Trademark- Gel was approved by the Food and Drug Administration ("FDA") in December 1997 and was launched commercially in early 1998. Regranex-Registered Trademark- Gel was approved for use in the treatment of diabetic foot ulcers in Canada in December 1998 and Europe in March 1999. For the three and nine months ended September 30, 2000, net sales of PDGF were $3.2 million and $10.8 million, respectively. There were no commercial sales of PDGF to J&J from the first quarter 1999 through the first quarter 2000. Net PDGF sales for the nine months ended September 30, 2000 included a decrease in the product returns allowance of $3.0 million. The decrease in the product returns allowance was primarily due to additional historical return information, as PDGF has been in the commercial market for approximately two years.

    The Company expects the competitive pressures related to many of its biopharmaceutical products to continue into the foreseeable future as a result of the introduction of competing products into the market, as listed in Item 1., "Business--Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    DEPOCYT-REGISTERED TRADEMARK- In October 1999, SkyePharma, Inc. ("SkyePharma"), the manufacturer of DepoCyt-Registered Trademark-, discovered two DepoCyt-Registered Trademark- lots that did not meet manufacturing specifications and, as a result, all DepoCyt-Registered Trademark- vials were recalled from these lots. The commercial supply of this product is on hold while the Company and SkyePharma work with the FDA to resolve various issues related to the manufacture of the product. In October 2000, the Company submitted a request for FDA approval to relaunch DepoCyt-Registered Trademark-. There can be no assurance as to the receipt of FDA approval or the timing of any such approval. Management of the Company does not believe that this event will have a material impact on the results of operations for fiscal year 2000. Shipments of DepoCyt-Registered Trademark- are expected to resume in the fourth quarter 2000.

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. For the three months ended September 30, 2000 and 1999, the biopharmaceuticals segment recognized collaborative agreement revenues of $2.8 million and $5.3 million, respectively. For the nine months ended
September 30, 2000 and 1999, the biopharmaceuticals segment recognized collaborative agreement revenues of $9.6 million and $14.2 million, respectively.

    The decrease in collaborative agreement revenues in 2000 as compared with 1999 was due to decreases in revenue earned by the Company under two agreements with Novartis (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999) and a $2.0 million milestone payment earned in the third quarter 1999 related to the Company's collaboration agreement with Medivir AB, in which Medivir licensed certain of Chiron's combinatorial chemistry technology for use in the research and development of pharmaceuticals for human use. The Company's "Other" segment also earns collaborative agreement revenues under a third Novartis agreement. See "Other--Collaborative agreement revenues" below.

    In the second quarter 2000, the Company formed a Singapore-based joint venture, S*BIO Pte Ltd ("S*BIO"), to research and develop therapeutic, diagnostic and vaccine products. The Company also granted to S*BIO certain rights to the Company's gene expression and combinatorial chemistry technologies. Under this arrangement, the Company will receive $22.0 million over two years for technology transfer. The Company expects to begin recognizing revenue under this arrangement in the fourth quarter 2000. In addition, the Company will receive certain milestone payments and various royalties on future product sales if S*BIO commercializes a product using the Company's gene expression and combinatorial chemistry technologies. However, there can be no assurance that S*BIO will meet its development objectives or commercialize a product using Chiron's gene expression and combinatorial chemistry technologies.

    Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of the biopharmaceutical collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. In particular, the November 1996 consent agreement between Chiron, Novartis and the Federal Trade Commission expires in the fourth quarter 2001 (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999), and the November 1995 agreement with Novartis expires in the fourth quarter 2000 (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999). There can be no assurance that new relationships will be established or that current collaborative agreement revenues will not decline.

    ROYALTY AND LICENSE FEE REVENUES The biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon-Registered Trademark- (interferon beta-lb), recombinant insulin and glucagon products and hepatitis B virus ("HBV") products, as well as license fees for technologies, such as hepatitis C virus ("HCV") patents, used by third parties. For the three months ended September 30, 2000 and 1999, the biopharmaceuticals segment recognized royalty and license fee revenues of $15.3 million and $13.9 million, respectively. For the nine months ended September 30, 2000 and 1999, the biopharmaceuticals segment recognized royalty and license fee revenues of $43.9 million and $41.0 million, respectively.

    The Company earns royalties on Schering AG's European sales of Betaferon-Registered Trademark-. Chiron recognized $10.2 million and
$7.3 million for the three months ended September 30, 2000 and 1999, respectively, and $27.4 million and $21.4 million for the nine months ended September 30, 2000 and 1999, respectively, under this arrangement. As discussed in "Product sales--Betaseron-Registered Trademark-" above, the increase in 2000 as compared with 1999 was primarily related to increased utilization of interferon therapy in Europe, offset by a weaker exchange rate of the Euro as compared with the U.S. dollar. The year-to-date increase in royalty and license fee revenues also included revenue recognized under an agreement with Glaxo Group Limited ("Glaxo"), whereby Chiron granted to Glaxo rights under certain Chiron HCV patents. The agreement provides for certain milestone payments and minimum annual royalties. If Glaxo commercializes products using Chiron's HCV patents, the agreement provides for royalties on future product sales, against which the minimum annual royalties will be applied. However, there can be no assurance that Glaxo will meet such development objectives or commercialize a product using Chiron's HCV patent rights.

    The year-to-date increase in Betaferon-Registered Trademark- royalty revenues and Glaxo revenues was offset by decreases in other royalty arrangements. Chiron estimates recombinant insulin and glucagon royalty revenues based on previous period actual recombinant insulin and glucagon product sales. Chiron recognized $4.7 million and $9.9 million for the nine months ended September 30, 2000 and 1999, respectively, under the recombinant insulin and glucagon royalty arrangement. The decrease in 2000 as compared with 1999 was primarily due to a $5.0 million non-recurring positive adjustment in 1999. The Company also earns royalties on third party sales of HBV products. Royalty revenues recognized under the HBV royalty arrangement were $7.1 million and $8.7 million for the nine months ended September 30, 2000 and 1999, respectively.

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

    OTHER REVENUES For the three months ended September 30, 2000 and 1999, the biopharmaceuticals segment recognized other revenues of $5.7 million and $4.1 million, respectively. For the nine months ended September 30, 2000 and 1999, the biopharmaceuticals segment recognized other revenues of $16.3 million and $25.8 million, respectively.

    In the second quarter 2000, the Company entered into an agreement with the National Institutes of Health ("NIH") to advance its HIV vaccine program into human clinical trials. Under this arrangement, the Company will receive
$23.2 million over five years. The Company recognized $1.0 million for each of the three and nine months ended September 30, 2000 under this arrangement.

    Other revenues also included contract manufacturing revenues of $3.1 million and $2.8 million for the three months ended September 30, 2000 and 1999, respectively, and $9.0 million and $11.8 million for the nine months ended September 30, 2000 and 1999, respectively. The year-to-date decrease in 2000 as compared with 1999 was due to the timing of contract manufacturing activities and reductions in European contract manufacturing activities as a result of the sale of the Amsterdam manufacturing facility in December 1999. For the nine months ended September 30, 1999, other revenues also included $9.7 million of revenues earned upon the FDA's approval of DepoCyt-Registered Trademark- in April 1999.

    Biopharmaceuticals' other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

    GROSS PROFIT For the three months ended September 30, 2000 and 1999, biopharmaceutical gross profit as a percentage of net product sales was 64% and 63%, respectively. The increase in biopharmaceutical gross profit margins in the third quarter 2000 as compared with the third quarter 1999 was primarily related to a favorable mix of biopharmaceutical product sales. For the nine months ended September 30, 2000 and 1999, biopharmaceutical gross profit as a percentage of net product sales was 68% and 69%, respectively.

    Biopharmaceutical gross profit percentages may fluctuate significantly in future periods as the biopharmaceutical product mix changes.

    RESEARCH AND DEVELOPMENT For the three months ended September 30, 2000 and 1999, the biopharmaceuticals segment recognized research and development expenses of $51.2 million and $54.1 million, respectively. The decrease in research and development spending in the third quarter 2000 as compared with the same period in 1999 was due to the timing of various clinical trials, including Fibroblast Growth Factor ("FGF") for coronary and peripheral artery diseases, offset by the furtherance of the Company's clinical trial related to Proleukin-Registered Trademark- for HIV. For the nine months ended
September 30, 2000 and 1999, the biopharmaceuticals segment recognized research and development expenses of $156.3 million and $156.2 million, respectively.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL, AND ADMINISTRATIVE  For the three months ended
September 30, 2000 and 1999, the biopharmaceuticals segment recognized selling, general and administrative ("SG&A") expenses of $10.2 million and $12.3 million, respectively. For the nine months ended September 30, 2000 and 1999, the biopharmaceuticals segment recognized SG&A expenses of $30.0 million and $35.2 million, respectively. The decrease in SG&A expenses in 2000 as compared with 1999 was primarily due to a change in the method of allocating certain legal costs to segments. In 2000, the Company allocated certain legal costs to the "Other" segment, whereas in 1999, the Company allocated these certain legal costs to all segments. The year-to-date decrease was offset partially by an increase in SG&A expenses due to the Company's worldwide implementation of its integrated information system in April 1999.

VACCINES

    PRODUCT SALES Chiron sells pediatric and adult vaccines in Germany, Italy, the United Kingdom and other international markets. For the three months ended September 30, 2000 and 1999, vaccine product sales were $77.9 million and $70.3 million, respectively. For the nine months ended September 30, 2000 and 1999, vaccine product sales were $279.5 million and $153.7 million, respectively. The increase in the third quarter 2000 product sales compared to the same period in 1999 was primarily due to shipments of Menjugate-TM-, its conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C, to Spain and to the Department of Health ("DoH") in Ireland. In July 2000, the DoH extended a tender to the Company to supply Menjugate-TM- for a universal vaccination program in Ireland. Under the tender, the Company will ship approximately $13.0 million of Menjugate-TM- to Ireland, of which the Company shipped $1.4 million in the third quarter 2000. The Company expects to ship the remaining

Menjugate-TM- under the tender through the first quarter 2001. Also contributing to the increase in third quarter 2000 vaccine product sales as compared with the same period in 1999 was an increase in flu vaccine sales, attributed to manufacturing problems of certain of the Company's competitors, the launch of Fluad-Registered Trademark- in Germany and Austria and the re-launch of the Company's tick-borne encephalitis vaccine. In May 2000, the Company received approval in certain western European countries to market
Fluad-Registered Trademark-, its adjuvanted influenza vaccine. In the first half of 1999, the Company's tick-borne encephalitis vaccine inventory failed to meet manufacturing specifications for purity and a portion of inventory was written off. The year-to-date increase in vaccine product sales in 2000 as compared with 1999 also included shipments of $101.5 million of Menjugate-TM- to the National Health Service ("NHS") in the United Kingdom under tender for a universal vaccination program in the U.K.

    In October 2000, the United Kingdom's Medicines Control Agency and the Irish Medicines Board approved the use of Menjugate-TM- in vaccinating infants. The United Kingdom and Ireland tenders for Menjugate-TM- included the application for infant indication. Shipments to the United Kingdom for infant indication are expected to commence in the first quarter 2001. Menjugate-TM- shipped to Ireland may now also be used in vaccinating infants. The Company is exploring opportunities for additional Menjugate-TM- sales in other countries; however, the Company does not expect Menjugate-TM- shipments in 2001 to be commensurate with those in the first three quarters of 2000.

    The Company expects the competitive pressures related to many of its vaccine products to continue into the foreseeable future as a result of the introduction of competing products into the market, including new combination vaccines.

    ROYALTY AND LICENSE FEE REVENUES For the three months ended September 30, 2000 and 1999, the vaccines segment recognized royalty and license fee revenues of $4.4 million and $5.8 million, respectively. For the nine months ended September 30, 2000 and 1999, the vaccines segment recognized royalty and license fee revenues of $11.7 million and $15.3 million, respectively.

    An agreement with SmithKline Beecham ("SKB") provides for royalties on sales of certain vaccine products, under which Chiron recognized $2.0 million and $2.3 million of such royalties for the three months ended September 30, 2000 and 1999, respectively, and $5.1 million and $5.8 million of such royalties for the nine months ended September 30, 2000 and 1999, respectively. The decrease in 2000 as compared with 1999 was primarily related to a decrease in SKB sales due to the introduction of competitive vaccine products. Chiron also recognized
$2.4 million and $2.8 million for the three months ended September 30, 2000 and 1999, respectively, and $6.6 million and $8.8 million for the nine months ended September 30, 2000 and 1999, respectively, of royalty revenues on third party sales of HBV vaccine products, hepatitis A virus ("HAV") vaccine products and rabies vaccine products. The decrease in 2000 as compared with 1999 was due to the introduction of competitive combination HBV products, as well as the HAV royalty arrangement, which expired in early 2000, and, to a lesser extent, the rabies royalty arrangement, which expired in the second quarter 1999.

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

    OTHER REVENUES For the three months ended September 30, 2000 and 1999, the vaccines segment recognized other revenues of $5.6 million and $7.8 million, respectively. For the nine months ended September 30, 2000 and 1999, the vaccines segment recognized other revenues of $13.8 million and $19.5 million, respectively.

    Other revenues included commission revenues on sales of HBV vaccine products and immunoglobulin products of $1.7 million and $4.3 million for the three months ended September 30, 2000 and 1999, respectively, and $5.6 million and $11.6 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in commission revenues in 2000 as compared with 1999 was primarily related to a decrease in sales of the monovalent HBV vaccine product due to the introduction of competitive combination vaccines.

    Vaccines' other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

    GROSS PROFIT For the three months ended September 30, 2000 and 1999, vaccine gross profit as a percentage of net product sales was 61% and 53%, respectively. For the nine months ended September 30, 2000 and 1999, vaccine gross profit as a percentage of net product sales was 70% and 48%, respectively. The increase in vaccine gross profit margins in 2000 as compared with 1999 was primarily related to sales of Menjugate-TM-, manufacturing efficiencies resulting from increased production and a favorable mix of vaccine product sales. A significant portion of Menjugate-TM- production occurred in 1999. Since the Company had not received approval as of the end of fiscal year 1999 in the United Kingdom to market Menjugate-TM-, the Company expensed manufacturing costs to research and development at that time.

    Vaccine gross profit percentages may fluctuate significantly in future periods as the vaccine product mix changes.

    RESEARCH AND DEVELOPMENT For the three months ended September 30, 2000 and 1999, the vaccines segment recognized research and development expenses of $15.1 million and $19.0 million, respectively. For the nine months ended September 30, 2000 and 1999, the vaccines segment recognized research and development expenses of $44.4 million and $53.3 million, respectively. The decrease in research and development spending in 2000 as compared with 1999 was primarily due to receipt of approval for sales of Menjugate-TM- in March 2000, as discussed in "Gross profit" above, offset by increased spending due to the furtherance of the Company's clinical trials related to various vaccine programs.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL, AND ADMINISTRATIVE  For the three months ended
September 30, 2000 and 1999, the vaccines segment recognized SG&A expenses of $20.0 million and $18.6 million, respectively. The increase in SG&A expenses in the third quarter 2000 as compared with the third quarter 1999 related to increased activity this flu season and co-promotion fees to Aventis Pasteur MSD ("AvP") related to Menjugate-TM-. In the first quarter 2000, Chiron and AvP entered into a co-promotion and co-marketing arrangement for Menjugate-TM-. Chiron will pay AvP co-promotion fees in certain territories and may receive remuneration from AvP for co-marketing in other territories. As discussed in "Product sales" above, the DoH in Ireland accepted the Company's tender to supply Menjugate-TM-. Menjugate-TM- shipments to Ireland began in the third quarter 2000 and will continue into the first quarter 2001. The current tender with the NHS in the United Kingdom, including the infant indication, and the shipments to Spain were not included in this arrangement.

    For the nine months ended September 30, 2000 and 1999, the vaccines segment recognized SG&A expenses of $55.5 million and $55.7 million, respectively. The decrease in SG&A expenses in 2000 as compared with 1999 was due to a change in the method of allocating certain legal costs to segments, as discussed previously, offset by an increase in SG&A expenses due to the Company's re-launch of its tick-borne encephalitis vaccine product in the first quarter 2000 and the worldwide implementation of its integrated information system in April 1999.

BLOOD TESTING

    PRODUCT SALES For the three months ended September 30, 2000 and 1999, blood testing product sales were $15.4 million and $6.8 million, respectively. For the nine months ended September 30, 2000 and 1999, blood testing product sales were $31.4 million and $19.6 million, respectively.

    Under the Ortho arrangement, the Company performs manufacturing services related to immunodiagnostic products. The Company recognized revenues under this agreement of $6.6 million and $4.8 million for the three months ended
September 30, 2000 and 1999, respectively, and $17.0 million and $15.7 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in the third quarter 2000 as compared with the third quarter 1999 was due the timing of manufacturing services. The year-to-date increase in 2000 as compared with 1999 was partially offset by a first quarter 2000 shift in revenues from product sales to collaborative agreement revenues, since certain activities that had been characterized previously as manufacturing services were recharacterized as research services.

    Under the collaboration agreement with Gen-Probe, Chiron and Gen-Probe jointly participate in new assay and instrument research and development while Gen-Probe performs certain product development and assay and instrument manufacturing functions. Currently, Gen-Probe is the only manufacturer of NAT products using TMA technology.

    During the second quarter 1999, the Company began recognizing revenues from sales of its nucleic acid tests that are used to screen blood and plasma under an investigational new drug ("IND") application in the U.S. Sales under IND are limited to cost recovery pricing. Evaluation studies at several non-U.S. sites also began during the second quarter 1999. Worldwide product sales related to tests and instruments were $8.8 million and $2.0 million for the three months ended September 30, 2000 and 1999, respectively, and $14.4 million and $3.9 million for the nine months ended September 30, 2000 and 1999, respectively.

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

    During the fourth quarter 1999, the Company signed an exclusive contract with the Australian Red Cross Blood Service to provide blood testing products for NAT screening. Under the contract, Chiron began recognizing revenue for sales of its nucleic acid tests in Australia in the fourth quarter 1999. In addition, in March 2000, the Company received regulatory approval in Australia for the TMA assay.

    In April 2000, the Company signed a contract with the U.S. military to test U.S. Army blood donations using the TMA assay. The Company began this testing in the second quarter 2000.

    In May 2000, the Company signed a contract with a local distributor to provide blood testing products for NAT screening in Singapore. In June 2000, the Company received regulatory approval in Singapore for the TMA assay. The Singapore Blood Transfusion Services ("SBTS") accepted the local distributor's bid to supply NAT kits under tender. The Company expects sales to SBTS to begin in the fourth quarter 2000.

    In connection with the collaboration agreement with Gen-Probe, Chiron assumed primary account responsibility for one of its key U.S. customers in July 2000. As a result, the Company began recognizing NAT product sales to this customer. In addition, the remaining U.S. customers renewed their agreements during the third quarter 2000, which resulted in price increases for NAT products.

    The Company expects the competitive pressures related to many of its blood testing products to continue into the foreseeable future as a result of the introduction of competing products into the market, as listed in Item 1., "Business--Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT BUSINESSES For the three months ended September 30, 2000 and 1999, Chiron's earnings from its joint business with Ortho were $23.4 million and $23.0 million, respectively. For the nine months ended September 30, 2000 and 1999, Chiron's earnings from its joint business with Ortho were $61.6 million and $57.5 million, respectively. The overall fluctuations in earnings from the joint business were primarily due to increased profitability of Ortho's foreign affiliates.

    COLLABORATIVE AGREEMENT REVENUES For the three months ended September 30, 2000 and 1999, the blood testing segment recognized collaborative agreement revenues of $2.3 million and $3.1 million, respectively. For the nine months ended September 30, 2000 and 1999, the blood testing segment recognized collaborative agreement revenues of $9.6 million and $6.4 million, respectively.

    Under the Ortho arrangement, the Company performs research services related to immunodiagnostic products. The Company recognized revenues under this agreement of $2.3 million and $2.7 million for the three months ended
September 30, 2000 and 1999, respectively, and $8.0 million and $5.6 million for the nine months ended September 30, 2000 and 1999, respectively. The fluctuations between 2000 and 1999 were partly due to the timing of research services. Also affecting the year-to-date increase in 2000 as compared with 1999 was a first quarter 2000 shift in revenues from product sales to collaborative agreement revenues. As discussed above, certain activities that had been characterized previously as manufacturing services were recharacterized as research services.

    ROYALTY AND LICENSE FEE REVENUES The blood testing segment will earn royalties on blood donations tested with third party nucleic acid testing products that utilize Chiron's hepatitis C virus ("HCV") and HIV patents.

    In the fourth quarter 2000, the Company entered into three agreements with
F. Hoffman-La Roche Ltd. ("Roche") related to the settlement of litigation in the U.S. and certain other countries. Under one of the agreements, Chiron will earn royalties on blood donations tested with Roche's nucleic acid testing products that utilize Chiron's HCV and HIV patents. The Company expects to begin recognizing revenue under this arrangement in the first quarter 2001 continuing through 2003. The agreement contemplates future negotiation that may result in the extension and expansion of this relationship. The Company's "Other" segment will also earn royalty and license fee revenues under the other two Roche agreements. See "Other--Royalty and license fee revenues" below.

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

    GROSS PROFIT For the three months ended September 30, 2000 and 1999, blood testing gross profit as a percentage of net product sales was 41% and 15%, respectively. For the nine months ended September 30, 2000 and 1999, blood testing gross profit as a percentage of net product sales was 29% and 17%, respectively. The increase in blood testing gross profit margins in 2000 as compared with 1999 was primarily related to a favorable mix of blood testing product sales. As discussed in "Product sales" above, Chiron began recognizing NAT product sales for one of its key U.S. customers, which were previously recorded as collaborative agreement revenues, in July 2000. In addition, the remaining U.S. customers renewed their agreements during the third quarter 2000, which resulted in price increases for NAT products.

    Blood testing gross profit percentages may fluctuate significantly in future periods as the blood testing product mix changes.

    RESEARCH AND DEVELOPMENT For the three months ended September 30, 2000 and 1999, the blood testing segment recognized research and development expenses of $2.9 million and $2.4 million, respectively. For the nine months ended September 30, 2000 and 1999, the blood testing segment recognized research and development expenses of $10.7 million and $7.2 million, respectively. The increase in research and development spending in 2000 as compared with 1999 was due to an increase in development costs related to the nucleic acid testing business.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL, AND ADMINISTRATIVE  For the three months ended
September 30, 2000 and 1999, the blood testing segment recognized SG&A expenses of $4.2 million and $3.5 million, respectively. For the nine months ended September 30, 2000 and 1999, the blood testing segment recognized SG&A expenses of $12.3 million and $12.0 million, respectively. The quarter-to-date and year-to-date increases in SG&A expenses in 2000 as compared with 1999 were primarily due to an increase in SG&A expenses associated with the nucleic acid testing business and, to a lesser extent, the Company's worldwide implementation of its integrated information system in April 1999, partially offset by a change in the method of allocating certain legal costs to segments, as discussed previously.

OTHER

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. For the three and nine months ended September 30, 2000, the other segment did not recognize any collaborative agreement revenues. For the three and nine months ended September 30, 1999, the other segment recognized collaborative agreement revenues of $10.0 million and $39.0 million, respectively.

    The decrease in collaborative agreement revenues in 2000 as compared with 1999 occurred because the Company recognized no research funding under an agreement with Novartis through the nine months ended September 30, 2000, as the Company self-funded its research programs. In December 1999, Chiron and Novartis amended this agreement to increase the aggregate maximum amount of funding provided by Novartis from $250.0 million to $265.0 million (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

    Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of the Company's collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current collaborative agreement revenues will not decline. In particular, the research funding agreement with Novartis currently expires on December 31, 2000, and there can be no assurance that this relationship will be extended or that new relationships will be established.

    ROYALTY AND LICENSE FEE REVENUES For the three months ended September 30, 2000 and 1999, the other segment recognized royalty and license fee revenues of $17.9 million and $16.8 million, respectively. For the nine months ended September 30, 2000 and 1999, the other segment recognized royalty and license fee revenues of $49.9 million and $40.0 million, respectively.

    The increase in royalty and license fee revenues in the third quarter 2000 as compared with the same period in 1999 was primarily due to an agreement with Roche, in which the Company receives royalties on sales of polymerase chain reaction ("PCR") products sold by Roche. Roche's sales of PCR products increased in the third quarter 2000 as compared with the same period in 1999. Also in the third quarter 2000, the Company recorded a $2.0 million positive adjustment related to the Roche agreement. Chiron estimates royalties on PCR product sales based on previous period actual sales. In the following quarter, Chiron records an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual PCR product sales for that period. Roche's royalty obligations, with certain limited exceptions for future products, will expire in the fourth quarter 2000.

    The year-to-date increase in royalty and license fee revenues in 2000 as compared with 1999 also included a $3.3 million positive adjustment related to the Roche agreement, as well as license fee revenues related to a cross-license agreement with Abbott Laboratories ("Abbott"), under which Chiron granted to Abbott rights under Chiron's HCV patents. In exchange for these rights, Abbott paid Chiron a license fee of $10.0 million, which became nonrefundable and was recognized as revenue in the second quarter 2000. In addition, the cross-license agreement provides for royalties to Chiron on HCV products sold by Abbott.

    The quarter-to-date and year-to-date increases in royalty and license fee revenues in 2000 as compared with 1999 were offset by decreases in license fees related to a cross-license agreement with Bayer whereby Chiron granted to Bayer rights under certain Chiron patents, including rights under patents relating to HIV and HCV. In exchange for these rights, Bayer paid to Chiron a license fee of $100.0 million, which is refundable in decreasing amounts over a period of three years. Chiron recognized license fee revenues of $7.5 million and $10.0 million for the three months ended September 30, 2000 and 1999, respectively, and $22.5 million and $30.0 million for the nine months ended September 30, 2000 and 1999, respectively, which represent the portions of the $100.0 million payment that became nonrefundable during those periods. In addition, the cross-license agreement provides for royalties to Chiron on HIV and HCV products sold by Bayer. Chiron recognized $1.0 million and $1.8 million for the three months ended September 30, 2000 and 1999, respectively, and $2.6 million and $3.8 million for the nine months ended September 30, 2000 and 1999, respectively, of royalty revenues related to this agreement.

    In the fourth quarter 2000, the Company entered into three agreements with Roche related to the settlement of litigation in the U.S. and certain other countries. Under the first agreement, Chiron was paid $85.0 million, of which $61.0 million will be recognized in the fourth quarter 2000 for past sales related to Roche's use of Chiron's HCV patent in its IN VITRO diagnostic products. The remaining $24.0 million, which will be deferred and recognized as revenue through 2005, represents royalties on future sales related to Roche's use of Chiron's HCV patent in its IN VITRO diagnostic products. Under the second agreement, Chiron could earn up to $30.0 million of license fees related to Roche's use of Chiron's HIV patent in its IN VITRO diagnostic products. The Company will begin recognizing revenue under this arrangement when and if its patents on HIV are upheld in Europe and issued in the U.S. Currently, Chiron has an issued HIV patent in Europe, which is being challenged in appeal proceedings before the European Patent Office (for more information, refer to Part II., Item 1., "Legal Proceedings"). Under both the HCV and HIV license arrangements, Chiron will also earn royalties on Roche's future sales of IN VITRO diagnostic products for HCV and HIV. Such royalties will continue through the lives of the HCV and HIV patents. Issued HCV patents begin to expire in 2015 for the U.S. and in 2010 for Europe. The HIV patent lives depend upon decisions by the European and U.S. patent authorities.

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

    SELLING, GENERAL, AND ADMINISTRATIVE  For the three months ended
September 30, 2000 and 1999, the other segment recognized SG&A expenses of $11.3 million and $7.4 million, respectively. For the nine months ended September 30, 2000 and 1999, the other segment recognized SG&A expenses of $45.1 million and $25.7 million, respectively. The increase in SG&A expenses in 2000 as compared with 1999 was due to increased payroll related expenses and patent litigation costs, the Company's worldwide implementation of its integrated information system in April 1999 and a change in the method of allocating certain legal costs to segments, as discussed previously.

    OTHER OPERATING EXPENSES Through the nine months ended September 30, 2000, the Company recorded net restructuring and reorganization benefits of $0.4 million related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of 371 positions. As of September 30, 2000, 356 of these 371 positions had been eliminated. Through the nine months ended September 30, 1999, the Company recorded net restructuring and reorganization charges of $2.1 million related to the integration of its worldwide vaccines operations.

    For the nine months ended September 30, 1999, Chiron recognized a reduction in other operating expenses of $8.4 million resulting from a change in estimated tax accruals related to certain employee payments recorded in 1995 under a series of agreements between Chiron and Novartis (for more information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

    NON-OPERATING INCOME AND EXPENSE Other income, net, primarily consisted of interest and investment income on the Company's cash and investment balances and other non-operating gains and losses. For the three months ended September 30, 2000 and 1999, Chiron recognized interest and investment income of $26.3 million and $20.2 million, respectively. For the nine months ended September 30, 2000 and 1999, the Company recognized interest and investment income of $70.0 million and $60.9 million, respectively. The increase in interest and investment income in 2000 as compared with 1999 was due to gains realized on the unwinding of currency swaps related to the Company's German subsidiary and higher average interest rates. Due to the $707.0 million cash payments to purchase PathoGenesis, the Company does not expect interest and investment income in following quarters to be commensurate with that in the first three quarters of 2000. Interest expense decreased to $3.3 million for the three months ended September 30, 2000 from $6.2 million for the three months ended September 30, 1999, and $12.6 million for the nine months ended
September 30, 2000 from $17.9 million for the nine months ended September 30, 1999, primarily due to the conversion of $98.4 million of the 5.25% convertible debentures to common stock in mid-May 2000 and the repayment of the note payable to Novartis on January 4, 2000.

    In connection with its research and development collaborations, the Company may invest in equity securities of its collaborative partners. The price of these securities may be subject to significant volatility. For the nine months ended September 30, 2000, Chiron recognized a loss attributable to the other-than-temporary impairment of certain of these equity securities of $5.0 million. For the three and nine months ended September 30, 1999, Chiron recognized a loss attributed to the other-than-temporary impairment of certain of these equity securities of $0.6 million and $1.6 million, respectively.

    INCOME TAXES The 2000 effective tax rate is estimated to be approximately 32.7% of pretax income from continuing operations. The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three and nine months ended September 30, 1999 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 27.0%, prior to the recognition of deferred tax assets through a reduction in the valuation allowance associated with such assets. The actual 1999 annual effective tax rate of 18.0% reflects the utilization of state deferred tax assets that were recognized during the first nine months of 1999 through a reduction in the valuation allowance associated with such assets.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with

SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137 and 138, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will implement
SFAS 133, as amended, during the first fiscal quarter of 2001. The Company believes that the implementation of SFAS 133 will not have a material effect on the Company's results of operations and financial position.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This statement gives specific guidance and clarification on the conditions that must be met before an entity may recognize revenue. In
March 2000, the SEC issued SAB 101A to defer the effective date of implementation of SAB 101. In June 2000, the SEC issued SAB 101B to defer further the effective date of implementation of SAB 101 with earlier application encouraged. As a result of this last amendment, SAB 101 shall be effective for the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company anticipates that it will adopt SAB 101 during the fourth quarter 2000. The Company believes that the implementation of SAB 101 will not have a material effect on the Company's results of operations and financial position.

    In March 2000, the FASB issued Interpretation No. 44 of Accounting Principals Board No. 25 ("APB 25"), "Accounting for Certain Transactions involving Stock Compensation," which clarifies the application of APB 25 as it relates to (i) the definition of employee for purposes of applying APB 25,
(ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 became effective on July 1, 2000. The Company implemented Interpretation No. 44 during the third quarter 2000. The implementation of Interpretation No. 44 did not have a material effect on the Company's results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings and issuance of common stock. Chiron's cash, investments in marketable debt securities and short-term investments in equity securities, which totaled $786.8 million at September 30, 2000, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions of high credit standing. By policy, the amount of credit exposure to any one institution is limited; however, these investments are generally not collateralized and primarily mature within three years.

    SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $180.5 million and $205.8 million at September 30, 2000 and 1999, respectively. Through the nine months ended September 30, 2000, net cash provided by operating activities was $199.4 million as compared with net cash used in operating activities of $37.1 million in 1999. The increase in cash provided by operating activities was largely due to lower tax payments, a decrease in inventories and higher net income through the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999. Through the nine months ended September 30, 1999, the Company paid $179.7 million in estimated taxes related to the sale of Chiron Diagnostics.

    Through the nine months ended September 30, 2000, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $3.3 billion, cash paid to purchase PathoGenesis of $677.1 million, capital expenditures of $24.3 million, purchases of equity investments of $8.8 million and other uses of cash of $23.7 million. This use of cash was offset by proceeds from the sale and maturity of investments in marketable debt securities of $3.9 billion, proceeds from the sale of equity securities and interests in affiliated companies of $4.8 million and proceeds from the sale of assets of $1.0 million. As of September 30, 2000, Chiron paid approximately
$677.1 million, plus an additional $29.9 million on October 12, 2000, to purchase the outstanding shares of common stock of PathoGenesis at $38.50 per share. The purchases of equity securities and interests in affiliated companies consisted of a $5.0 million capital contribution under a joint venture agreement and a $3.8 million capital contribution under a limited partnership agreement. Under the joint venture agreement, the Company formed a Singapore-based joint venture, S*BIO, to research and develop therapeutic, diagnostic and vaccine products. The Company will contribute $8.0 million, of which $5.0 million was paid in June 2000, for a 19.9% ownership interest and will account for the investment on the cost method. Under the limited partnership agreement, the Company will pay $25.0 million over five years for an ownership percentage of 20.75% and will account for the investment on the equity method.

    Through the nine months ended September 30, 2000, net cash used in financing activities consisted of $213.1 million for the acquisition of treasury stock, $70.8 million for the repayment of debt, including the note owed to Novartis, and $16.3 million related to short-term borrowings. This use of cash was offset by $63.8 million and $1.0 million in proceeds from the reissuance of treasury stock and the issuance of common stock, respectively, primarily related to stock option exercises and employee stock purchases, and $3.2 million in proceeds from a note receivable.

    On April 4, 2000, the Company's Board of Directors authorized management to call for redemption the outstanding $100.0 million 5.25% convertible subordinated debentures. Through September 30, 2000, debentures with a face value of $98.4 million were converted into 3.2 million shares of the Company's common stock, at a conversion price of $30.83 per share. The remaining unconverted debentures were redeemed in cash.

    On August 11, 2000, the Company's Board of Directors authorized management to call for redemption the outstanding $253.9 million 1.90% convertible subordinated debentures, including $10.1 million held by Novartis. The redemption price for each $1,000 principal amount of the debentures was $1,004.98, which includes accrued interest of $7.60 to the redemption date. As an alternative to redemption, bondholders were entitled to convert the debentures into shares of the Company's common stock at a conversion price of $28.91 per share, or 34.6 shares for each $1,000 principal amount of bonds held, plus cash in lieu of fractional shares. The bondholders' right to convert to shares expired at the close of business on October 10, 2000. Through
September 30, 2000, debentures with a face value of $15.4 million were converted into 0.5 million shares of the Company's common stock. As of October 10, 2000, substantially all of the 1.90% debentures were converted into a total of
8.8 million shares of the Company's common stock.

    The Company's Board of Directors authorized the repurchase of Chiron common stock on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. The Board has authorized such repurchases through May 31, 2001. As of September 30, 2000, the Company may repurchase 5.9 million shares of its common stock.

    The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

EURO CONVERSION

    On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The legacy currencies will remain as legal tender in the member countries as denominations of the Euro between January 1, 1999 and January 1, 2002. The Euro is currently traded on currency exchanges and can be used in business transactions. The Company believes that its financial systems are Euro-ready in all material respects. However, the Euro conversion may have competitive implications on the Company's pricing strategies. The Company is still in the process of evaluating the effect, if any, that the Euro conversion may have on its product pricing and gross profit percentages.

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

    Specific to the Company's new product, TOBI-Registered Trademark- (tobramycin solution for inhalation), the Company relies on others to supply raw materials and to manufacture TOBI-Registered Trademark- according to regulatory requirements. Although Chiron believes either one of its two suppliers of bulk powdered tobramycin will be able to supply sufficient quantities to meet its current needs, Chiron has not entered into long-term supply contracts with the suppliers. Rather, the Company has an agreement for the formulation and packaging of TOBI-Registered Trademark- for a minimum term of 10 years. There can be no assurance that Chiron will be able to obtain future supplies of bulk tobramycin on favorable terms, that contract manufacturers will be able to provide sufficient quantities of TOBI-Registered Trademark- by a third party or that the products supplied will meet specifications.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK MANAGEMENT The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company's market risk exposures as they relate to interest rates and counterparties through the first nine months of 2000.

    In September 2000, the Company decided to terminate its swaps, which originally were established to modify the interest and/or currency characteristics of certain assets and liabilities denominated in nonfunctional currencies. The objective of the swaps was to fix the interest and currency exposures associated with the Company's wholly-owned German subsidiary. The exposures are denominated in Deutsche marks. As of September 30, 2000, if the Deutsche mark strengthened or weakened by 10%, the value of the underlying exposure would increase or decrease by $29.6 million and $23.7 million, respectively.

    During the third quarter 2000, the Company entered into forward contracts to hedge against possible reductions in the market values of a portion of its equity securities. The notional principal amount of the Company's forward contracts on its equity securities at September 30, 2000 was $24.6 million. The Company had no forward contracts on its equity securities during 1999. As of September 30, 2000, if the market price of Chiron's equity investments, including warrants, decreased by 10%, the market value of the equity portfolio would decrease by $11.7 million. This amount includes the effect of both the forward contracts and the short sales, which were established in the fourth quarter 1999.

    For further discussion of the Company's market risk exposures, refer to
Part II., Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1999.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    The Company is party to certain lawsuits and legal proceedings, which are described in Part I., Item 3., "Legal Proceedings," of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and in Part II., Item 1., "Legal Proceedings," of the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report on Form 10-K and the first and second Quarterly Reports on Form 10-Q.

CYSTIC FIBROSIS PHARMACY, INC.

    In May 2000, PathoGenesis Corporation ("PathoGenesis") initiated an action against Cystic Fibrosis Pharmacy, Inc. ("CF Pharmacy") in the United States District Court For The Middle District Of Florida Orlando Division. PathoGenesis asserted that CF Pharmacy's advertising and sale of an inhaled antibiotic infringes PathoGenesis' U.S. Patent No. 5,508,269 (the "'269 patent"). PathoGenesis seeks, INTER ALIA, injunctive relief and damages. CF Pharmacy filed a counterclaim seeking a declaratory judgment of invalidity regarding the '269 Patent. In September 2000, the court entered a consent order enjoining CF Pharmacy from advertising, compounding or selling the aerosol formulation alleged to infringe the '269 Patent or use any imitation of the TOBI-Registered Trademark- trademark until further order of the court. It is not known when nor on what basis this matter will be resolved.

F. HOFFMAN LA-ROCHE A.G.

    In July 2000, Chiron initiated an action against Roche Diagnostics GmbH in the German Federal Court ("Landgericht") in Dusseldorf. The Company asserted that Roche's manufacture and sale of products regarding HCV nucleic acid test technology and HCV immunoassay technology infringe Chiron's German Patent Nos. DD 298 527 (the "'527 patent"), DD 298 524 (the "'524 patent"), DD 287 104 (the
"'104 patent"), DD 297 446 (the "'446 patent") and Chiron's European Patent No. EP 0 450 931 (the "'931 patent"). The Landgericht subsequently separated the matter into five individual actions. In July 2000, Chiron initiated action against Roche Diagnostics GmbH in the German Administrative Court ("Verwaltungsgericht") in Karlsruhe. The Company asserted that Roche's manufacture and sale of HCV immunoassay products infringe the '931 patent.

    In October 2000, Chiron and Roche resolved all pending litigation in the United States, Italy, Japan, the Netherlands, Belgium, Germany and Australia regarding HCV and HIV nucleic acid test technology. Still ongoing are previously reported lawsuits between Chiron and Roche and four of the five Dusseldorf actions reported above regarding HCV immunoassay technology, as well as Roche's pending appeal against Chiron's European Patent No. EP 0 181 150 (the "'150 patent") relating to HIV technology in the European Patent Office. It is not known when nor on what basis the remaining matters will be resolved.

LIPTON ET AL.

    On February 18, 2000, the United States District Court for the Western District of Washington dismissed with prejudice all eight consolidated putative class action lawsuits that had been filed in March and April 1999 against PathoGenesis, its Chief Executive Officer and its Chief Financial Officer. The eight lawsuits subject to dismissal are Lipton v. PathoGenesis et al., C99-0419, filed on March 24, 1999; Green v. PathoGenesis et al., C99-0439, filed on March 26, 1999; Gellert v. PathoGenesis et al., C99-0452, filed on March 29, 1999; May v. PathoGenesis et al., C99-0453, filed on March 29, 1999; Shapiro v. PathoGenesis et al., C99-0455, filed on March 29, 1999; Bassin v. PathoGenesis et al., C99-0469, filed on March 30, 1999; Barker v. PathoGenesis et al., C99-0503, filed on April 6, 1999; and Kralovk v. PathoGenesis et al., C99-0506, filed on April 6, 1999. The eight consolidated lawsuits alleged claims on behalf of all purchasers of PathoGenesis common stock during the period January 15, 1999 to March 22, 1999. Plaintiffs had claimed that PathoGenesis and its officers violated certain provisions of the federal securities laws by making statements in early 1999 regarding PathoGenesis' 1998 financial results. The court's order dismissed the consolidated cases and bars plaintiffs from filing another lawsuit on the matter. Plaintiffs have appealed the dismissal order to the United States Court of Appeals for the Ninth Circuit. Chiron intends to defend the appeal vigorously. It is not known when nor on what basis this matter will be resolved.

OFFICE OF THE ATTORNEY GENERAL, STATE OF CALIFORNIA

    Chiron is responding to a subpoena served on September 18, 2000 by the Office of the Attorney General of the State of California Department of Justice. Chiron believes that the subpoena was issued in connection with a pending, but as yet unserved, QUI TAM lawsuit against Chiron and a large number of other pharmaceutical companies. With respect to Chiron, the subpoena seeks information related to pricing to Medi-Cal and Medicaid programs of certain generic oncology drugs sold by Cetus-Ben Venue Therapeutics, a joint venture between Chiron and Ben Venue Laboratories. Chiron sold its interest in that joint venture in 1996. It is not known when nor on what basis this matter will be concluded.

TROXCLAIR

    Chiron is aware of a class action suit filed on September 15, 2000 in the Eastern District of Louisiana on behalf of minor child James Paul Troxclair, Jr. against Chiron and a number of other pharmaceutical companies. Chiron has not yet been served in this matter, and the Court has not certified the class. With regards to Chiron, the complaint alleges that RabAvert-Registered Trademark-, a rabies vaccine, contains Thimerosal, an additive that allegedly causes autism. Troxclair seeks to recover damages based upon claims of negligence, breach of implied warranty of merchantability, and other unspecified claims relating to misrepresentations, fraudulent advertising, marketing and distribution of the vaccine. It is not known when nor on what basis this matter will be concluded.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------   ------------------------------------------------------------
        3.01            Restated Certificate of Incorporation of the Registrant, as
                        filed with the Office of the Secretary of State of Delaware on August 17, 1987, incorporated by reference to Exhibit
                        3.01 of the Registrant's report on Form 10-K for fiscal year
                        1996.
        3.02            Certificate of Amendment of Restated Certificate of
                        Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on December 12, 1991,
                        incorporated by reference to Exhibit 3.02 of the
                        Registrant's report on Form 10-K for fiscal year 1996.
        3.03            Certificate of Amendment of Restated Certificate of
                        Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on May 22, 1996,
                        incorporated by reference to Exhibit 3.04 of the
                        Registrant's report on Form 10-Q for the period ended
                        June 30, 1996.
        3.04            Bylaws of the Registrant, as amended, incorporated by
                        reference to Exhibit 3.04 of the Registrant's report on Form
                        10-Q for the period ended June 30, 2000.
        4.01            Indenture, dated as of May 21, 1987, between Cetus
                        Corporation and Bankers Trust Company, as Trustee (initially filed as Exhibit 4.01 to the Registrant's report on Form
                        10-Q for the period ended September 30, 1994).
        4.02            First Supplemental Indenture, dated as of December 12, 1991, by and among Registrant, Cetus Corporation and Bankers Trust
                        Company, incorporated by reference to Exhibit 4.02 of the
                        Registrant's report on Form 10-K for fiscal year 1997.

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------   ------------------------------------------------------------
        4.03            Second Supplemental Indenture, dated as of March 25, 1996, by and among the Registrant, Cetus Oncology Corporation
                        (formerly Cetus Corporation) and Bankers Trust Company,
                        incorporated by reference to Exhibit 4.03 of the
                        Registrant's report on Form 10-Q for the period ended June
                        30, 1996.
        4.04            Indenture, dated as of November 15, 1993, between Registrant and The First National Bank of Boston, as Trustee (initially filed as Exhibit 4.03 of the Registrant's report on Form
                        10-K for fiscal year 1993), incorporated by reference to
                        Exhibit 4.04 of the Registrant's report on Form 10-K for
                        fiscal year 1998.
       10.307           HCV Probe License Agreement dated October 10, 2000, between
                        Registrant, F. Hoffman-La Roche Ltd. and Roche Molecular
                        Systems, Inc. (Certain information has been omitted from the
                        Agreement and filed separately with the Securities and
                        Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                        following statement "Confidential Treatment Requested".)
       10.308           HIV Probe License Agreement dated October 10, 2000, between
                        Registrant, F. Hoffman-La Roche Ltd. and Roche Molecular
                        Systems, Inc. (Certain information has been omitted from the
                        Agreement and filed separately with the Securities and
                        Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                        following statement "Confidential Treatment Requested".)
       10.309           Blood Screening HCV/HIV Probe License Agreement dated
                        October 10, 2000, between Registrant, F. Hoffman-La Roche
                        Ltd. and Roche Molecular Systems, Inc. (Certain information has been omitted from the Agreement and filed separately
                        with the Securities and Exchange Commission pursuant to a
                        request by Registrant for confidential treatment pursuant to
                        Rule 24b-2. The omitted confidential information has been
                        identified by the following statement "Confidential
                        Treatment Requested".)
       10.310           License Agreement dated January 1, 1994, between Children's
                        Hospital and Medical Center and PathoGenesis Corporation,
                        incorporated by reference to Exhibit 10.14 to PathoGenesis
                        Corporation's Registration Statement on Form S-1
                        Registration No. 33-97070. (Certain information has been
                        omitted from the Agreement and filed separately with the
                        Securities and Exchange Commission pursuant to a request by
                        PathoGenesis Corporation for confidential treatment pursuant to Rule 24b-2. Brackets denote such omissions.)
       10.501           Chiron 1991 Stock Option Plan, as further amended.*
       10.502           Form of Stock Option Agreement, Chiron 1991 Stock Option
                        Plan, as amended, for Employees of the Registrant.*
       27.1             Financial Data Schedule for Nine Months ended September 30,
                        2000.
       27.2             Financial Data Schedule for Six Months ended June 30, 2000.
       27.3             Financial Data Schedule for Three Months ended March 31,
                        2000.
       27.4             Financial Data Schedule for Fiscal Year ended December 31,
                        1999.
       27.5             Financial Data Schedule for Nine Months ended September 30,
                        1999.
       27.6             Financial Data Schedule for Six Months ended June 30, 1999.
       27.7             Financial Data Schedule for Three Months ended March 31,
                        1999.
       27.8             Financial Data Schedule for Fiscal Year ended January 3,
                        1999.

------------------------

    * Management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K

    On August 14, 2000, Registrant filed a Current Report on Form 8-K, reporting under Item 5. the execution on August 13, 2000 of an agreement and plan of merger (the "Merger Agreement") among

Registrant, PathoGenesis Corporation, a Delaware corporation ("PathoGenesis"), and Picard Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Registrant, pursuant to which Picard Acquisition Corporation agreed to make a tender offer (the "Tender Offer") to purchase any or all of the outstanding shares of common stock, par value $0.001 (the "Common Stock"), together with the associated rights to purchase Series A Junior Preferred Stock, of PathoGenesis at a purchase price equal to $38.50 per share in cash. Pursuant to the Merger Agreement, Picard Acquisition Corporation would merge into PathoGenesis after the Tender Offer, and PathoGenesis thereby would become a wholly-owned subsidiary of Registrant (the "Merger").

    On September 11, 2000, Registrant filed a Current Report on Form 8-K, reporting under Item 5. the Company's call for redemption of all of its 1.90% convertible subordinated debentures, aggregating $243.8 million, due
November 17, 2000, of which amount the public holds $243.8 million and Novartis AG holds $10.1 million (the "1.90% Debentures"). The redemption date for the 1.90% Debentures was October 11, 2000.

    On October 2, 2000, Registrant filed a Current Report on Form 8-K, reporting under Item 2. the successful completion of the Tender Offer on September 18, 2000 and the Merger on September 21, 2000, pursuant to which PathoGenesis became a wholly-owned subsidiary of Registrant.

    On October 13, 2000, Registrant filed a Current Report on Form 8-K, reporting under Item 5. the Company's execution of three patent license agreements with F. Hoffman-La Roche dated October 10, 2000, for probe-based clinical diagnostics for the hepatitis C virus ("HCV"), human immunodeficiency virus ("HIV-1") and nucleic acid testing ("NAT") technology for blood screening. Pursuant to the HCV and HIV clinical diagnostic licenses, Chiron agreed to grant to Roche licenses under the Company's HCV and HIV patents for such diagnostics and could receive, among other payments, a total of up to $115.0 million in upfront payments, $85.0 million of which would be attributable to HCV and $30.0 million attributable to HIV. The HIV payments are contingent upon HIV patents being upheld in Europe and issued in the United States. Pursuant to the blood screening license, Chiron agreed to grant to Roche a time-limited license to its HCV and HIV patents for sale of NAT products to Roche's existing customers in blood screening and would receive royalty payments from Roche based on the number of blood donations tested through the use of Roche's HCV and HIV NAT products.

                               CHIRON CORPORATION
                               SEPTEMBER 30, 2000

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CHIRON CORPORATION

DATE: NOVEMBER 7, 2000                                 By:
                                                                        /s/ Sean P. Lance
                                                            -----------------------------------------
                                                                          Sean P. Lance
                                                              CHIEF EXECUTIVE OFFICER AND PRESIDENT;
                                                                      CHAIRMAN OF THE BOARD

DATE: November 7, 2000                                 By:
                                                                        /s/ James R. Sulat
                                                            -----------------------------------------
                                                                          James R. Sulat
                                                             VICE PRESIDENT; CHIEF FINANCIAL OFFICER

DATE: November 7, 2000                                 By:
                                                                        /s/ David V. Smith
                                                            -----------------------------------------
                                                                          David V. Smith
                                                             VICE PRESIDENT; CONTROLLER AND PRINCIPAL
                                                                        ACCOUNTING OFFICER