Form 10-K
period 2000-12-31
CHIRON CORP
filed 2001-03-07
CIK 706539

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                         COMMON STOCK, $0.01 PAR VALUE
               WARRANT TO PURCHASE COMMON STOCK, $0.01 PAR VALUE

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

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of January 31, 2001 was $4.6 billion.

    The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 2001:

               TITLE OF CLASS                                NUMBER OF SHARES
---------------------------------------------  ---------------------------------------------
        Common Stock, $0.01 par value                           189,054,341

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 17, 2001 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE AND ALL OTHER STATEMENTS WHICH ARE OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING WORDS SUCH AS "BELIEVES, "ANTICIPATES," "EXPECTS," "ESTIMATES," "PROJECTS," "WILL," "MAY," "MIGHT" AND WORDS OF A SIMILAR NATURE. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT REFLECT MANAGEMENT'S CURRENT BELIEFS AND EXPECTATIONS ON THE DATE OF THIS REPORT. ACTUAL RESULTS, PERFORMANCE OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. SOME OF THE IMPORTANT FACTORS WHICH, IN THE VIEW OF CHIRON CORPORATION ("CHIRON" OR THE "COMPANY"), COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED IN PART II, ITEM 7. OF THIS REPORT, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY ANNOUNCE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FACTS OR CIRCUMSTANCES OF WHICH MANAGEMENT BECOMES AWARE AFTER THE DATE HEREOF.

OVERVIEW AND CERTAIN RECENT DEVELOPMENTS

    Chiron is a biotechnology company. We apply leading scientific approaches to discover and develop innovative healthcare products to prevent and treat cancer and infection. We bring products to the global healthcare market through collaborations with major healthcare companies and through three growing businesses: biopharmaceuticals, vaccines and blood testing.

    Products sold directly by Chiron include Menjugate-TM-, a conjugate vaccine to prevent meningococcal C disease, launched in 2000 for sale in the United Kingdom, Ireland, Spain and Hungary. The Company also markets
TOBI-Registered Trademark- (tobramycin solution for inhalation) in the U.S. and has launched it in Europe. Cystic fibrosis patients use
TOBI-Registered Trademark- to treat Pseudomonas aeruginosa lung infections. Chiron is now launching, in collaboration with Gen-Probe Incorporated ("Gen-Probe"), the commercial sale of nucleic acid test systems and assays that screen blood for transfusion and plasma products for the presence of infectious viruses. The Company's leading cancer product Proleukin-Registered Trademark- (aldesleukin) is a recombinant form of interleukin-2 ("IL-2"), which the Company directly markets in over 40 countries as a treatment for metastatic renal cell carcinoma and metastatic melanoma. The Company is investigating IL-2 in clinical trials for other indications, including the treatment of patients with human immunodeficiency virus ("HIV") infection. In addition, the Company directly sells a broad line of traditional pediatric and adult vaccines in Germany and Italy and to international organizations and is developing novel vaccines to prevent viral and bacterial infections, including Fluad-TM-, Chiron's adjuvanted flu vaccine that was launched in Europe in 2000.

    Chiron also uses collaborations to bring the products of its research to the marketplace. The Company developed and manufactures
Betaseron-Registered Trademark- (interferon beta-1b) as a treatment for multiple sclerosis. Betaseron-Registered Trademark- is marketed by Berlex
Laboratories, Inc. ("Berlex") in the U.S. and by its parent company, Schering AG, in Europe and Japan. Chiron also developed and manufactures PDGF (recombinant human platelet-derived growth factor-rhPDGF-BB), the active ingredient in Regranex-Registered Trademark- (becaplermin) Gel, which is marketed by Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), a Johnson & Johnson ("J&J") company, as a treatment for diabetic foot ulcers. The Company has a joint immunodiagnostic business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a J&J company, that sells a full line of immunodiagnostic tests required to screen blood for hepatitis viruses and retroviruses. Chiron also manufactures the recombinant antigens used in blood screening tests to detect hepatitis C virus ("HCV") manufactured and sold by Abbott Laboratories ("Abbott"). HCV immunodiagnostic tests containing Chiron-manufactured antigens are used to test over 90% of the units of blood that are transfused in the developed world. Other entities licensed by Chiron under its intellectual property pay the Company royalties on their product sales, including sales of recombinant hepatitis B virus ("HBV") vaccine by Merck &
Co., Inc. ("Merck") and recombinant insulin and glucagon by Novo Nordisk A/S ("Novo Nordisk").

    Chiron focuses its substantial investment in research primarily on products to prevent and treat cancer and infection. It brings together knowledge of disease mechanisms with its proprietary functional genomics tools to generate recombinant proteins, small molecule drugs and vaccines. An important segment of the Company's research and development effort is undertaken through collaborations with third parties, who may bring complementary or enabling technologies or other resources and skills to product development and commercialization, including, in many cases, marketing and sales expertise and infrastructure.

    In September 2000, Chiron acquired PathoGenesis Corporation ("PathoGenesis"), a biotechnology company developing drugs to treat infectious diseases--particularly serious lung infections--where there is significant need for improved therapy. In addition to its marketed product, TOBI-Registered Trademark-, PathoGenesis brought to Chiron two products in clinical development and strong competencies in inhalation therapy and anti-infection drug discovery. Chiron has integrated PathoGenesis' activities with those of Chiron's biopharmaceuticals business and is building a strong research competence in anti-infectives by combining Chiron's skills in microbiology, functional genomics, high through-put screening and combinatorial chemistry with PathoGenesis' strengths in identifying novel antibiotic targets, assays and drug development.

    In January 1995, the Company established an alliance with Novartis AG ("Novartis"), a life sciences company headquartered in Basel, Switzerland. As of February 1, 2001, Novartis held shares representing approximately 42% of the outstanding common stock of the Company. For more on the Novartis alliance, see "Relationship With Novartis" below.

    The Company was incorporated in California in 1981 and was merged into a Delaware corporation in November 1986. The Company's principal executive offices are located at 4560 Horton Street, Emeryville, California 94608, and its telephone number at that address is (510) 655-8730.

PRODUCTS

BIOPHARMACEUTICALS

    The Company manufactures and markets Proleukin-Registered Trademark-, a recombinant form of IL-2. IL-2 is a protein produced naturally in the body in very small quantities. IL-2 stimulates the immune system to increase the production and function of immune cells. While the precise anti-tumor mechanism of Proleukin-Registered Trademark- is unknown, research has demonstrated that it induces the proliferation of immune cells, including natural killer and cytotoxic T cells that can recognize and mobilize against tumor-specific antigens on the surface of malignant cells. Proleukin-Registered Trademark- is marketed by the Company directly or through distributors in the U.S. and over 40 other countries in North America, Europe, Asia and South America for the treatment of metastatic renal cell carcinoma (a type of kidney cancer) and in the U.S. and Canada for the treatment of metastatic melanoma (a form of skin cancer).

    Chiron manufactures Betaseron-Registered Trademark- (interferon beta-1b) for Berlex and its parent company, Schering AG of Germany. Berlex markets Betaseron-Registered Trademark- primarily in the U.S. to treat patients with relapsing remitting multiple sclerosis and in Canada to treat patients with secondary progressive multiple sclerosis. Multiple sclerosis is an autoimmune disease in which the patient's immune system attacks and destroys an element of the patient's own central nervous system. The Company also receives royalties from the sale of a similar product in Europe, Betaferon-Registered Trademark-, which is manufactured by Boehringer Ingelheim and marketed by Schering AG for the treatment of patients with relapsing remitting and secondary progressive multiple sclerosis.

    TOBI-Registered Trademark- is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. TOBI-Registered Trademark- has been tested and approved for cystic fibrosis patients with Pseudomonas aeruginosa lung infections. TOBI-Registered Trademark-is the first inhaled antibiotic solution to be approved by the Food and Drug Administration ("FDA") and has been sold in the U.S. since January 1998. Chiron obtained TOBI-Registered Trademark- as part of its acquisition of PathoGenesis in September 2000. Chiron recorded sales of

TOBI-Registered Trademark- of $27.8 million from the closing date of the acquisition through year end. Actual sales of TOBI-Registered Trademark- were $86.0 million and $60.1 million in 2000 and 1999, respectively.
TOBI-Registered Trademark- was approved for sale in the U.S. in 1997, and in Canada and the United Kingdom in 1999. In 2000, TOBI-Registered Trademark- was approved for commercial sale in France, the Netherlands, Belgium, Ireland, Israel, Argentina, Australia, Luxembourg, Portugal, Denmark and Sweden. TOBI-Registered Trademark- has cleared the mutual recognition process required for marketing the drug in substantially all of the European Union and marketing authorizations are expected from the remaining member countries during 2001.

    Chiron manufactures PDGF, the active ingredient in Regranex-Registered Trademark- Gel, developed with Ortho-McNeil through a collaboration in growth factor research that began in 1984. Ortho-McNeil markets Regranex-Registered Trademark- in the U.S. as a treatment for diabetic foot ulcers. Regranex-Registered Trademark- works by enhancing the body's natural wound healing processes. It stimulates the migration of cells to the site of the ulcer, encouraging the patient's body to grow new tissue that helps heal these open wounds. Regranex-Registered Trademark- was the first product demonstrated to assist in the healing of diabetic foot ulcers. Regranex-Registered Trademark-also has been approved for marketing in Canada, Europe, Asia and other regions of the world.

    Sales of Proleukin-Registered Trademark- accounted for approximately 12%, 15% and 13% of consolidated total revenues in 2000, 1999 and 1998, respectively. Sales of Betaseron-Registered Trademark-, which include product sales to Berlex and Schering AG and royalties earned on Schering AG's European sales of Betaferon-Registered Trademark-, accounted for approximately 12% (8% product sales and 4% royalties), 13% (9% product sales and 4% royalties) and 13% (9% product sales and 4% royalties) of total revenues in 2000, 1999 and 1998, respectively. No other single therapeutic product or class of therapeutic products accounted for 10% or more of consolidated total revenues of the Company in any of the last three fiscal years.

VACCINES

    In 2000, the Company commenced sales of Menjugate-TM-, a conjugate vaccine against meningococcal C disease developed by Chiron. Invasive infection with the bacteria N. meningitidis can lead to meningitis and septicemia (blood poisoning). Meningococcal meningitis, which can be caused by multiple serogroups (A, B, C, Y and others), is associated with a high mortality rate. In
March 2000, the Medicines Control Agency approved Menjugate-TM- for sale in the United Kingdom. The National Health Service ("NHS") in the United Kingdom accepted the Company's tender to supply Menjugate-TM- in 2000 and 2001. The Company also is supplying Menjugate-TM- to Ireland pursuant to a tender, and in Spain and Hungary. The Company will be seeking approval to market Menjugate-TM-elsewhere in Europe through the mutual recognition procedure. See "Government Regulation" below.

    The Company also has developed and markets Fluad-TM-, an adjuvanted flu vaccine. Fluad-TM- currently is marketed in Italy, Germany and Austria. The Company has gained approval to market Fluad-TM- elsewhere in Europe through the European mutual recognition procedure. See "Government Regulation" below.

    In 2000, the Company entered into a co-promotion and co-marketing agreement with Aventis Pasteur (formerly Pasteur Merieux Connaught) related to Menjugate-TM- and Fluad-TM-. Under the agreement, Aventis Pasteur will assist the Company in marketing and sales efforts (co-promotion) related to Menjugate-TM- in the United Kingdom and Ireland. Aventis Pasteur will distribute, market and sell (co-market) Menjugate-TM- under its own label in the rest of Europe. Aventis Pasteur will similarly co-market Fluad-TM- in Europe.

    The Company manufactures and markets in Italy vaccines for diphtheria, tetanus, pertussis, meningococcus, haemophilus influenzae, flu, measles, mumps, rubella, hepatitis A virus ("HAV") and an oral polio vaccine and, under license, markets a vaccine for pneumococcus and pediatric combination vaccines. The Company manufactures and markets in Germany vaccines for diphtheria, tetanus, pertussis, flu, rabies, tick-borne encephalitis, tuberculosis, cholera and an oral polio vaccine and, under distribution agreements with other manufacturers, markets vaccines for HAV, measles, mumps, rubella, typhoid fever, pneumococcal disease, haemophilus influenzae type b, an inactivated polio vaccine, an acellular pertussis vaccine and a recombinant vaccine for HBV. Certain of these vaccines are marketed in other European countries and in the Middle East, the Far East, Africa and South America, and to international health agencies such as the World Health Organization. The Company markets its rabies vaccine in the U.S.

    In addition to revenues from the sale of the vaccine products described above, the Company receives royalties from the sale of certain vaccines from Merck and SmithKline Beecham Biologics (now part of GlaxoSmithKline plc or "GlaxoSmithKline"), based upon technology developed by Chiron. Merck's HBV vaccine, based on Chiron technology, was the first genetically engineered vaccine licensed by the FDA for human use.

    Sales of Menjugate-TM- accounted for approximately 12% of consolidated total revenues in 2000. No other single vaccine product or class of vaccine product accounted for 10% or more of consolidated total revenues of the Company in any of the last three fiscal years.

BLOOD TESTING

    Chiron's blood testing business comprises two separate collaborations: a joint business with Ortho, an affiliate of J&J, and an alliance with Gen-Probe.

    Chiron's joint business with Ortho was formed in 1989, based largely on the screening, using immunodiagnostic technology, of blood in blood banks and other similar settings for the potential presence of HIV and hepatitis viruses. The joint business sells a full line of tests required for hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron performs certain research and manufactures viral antigens and supplemental hepatitis tests, while Ortho manufactures and sells assays and instrument systems. Chiron and Ortho share equally in the pretax operating earnings generated by the joint business. The joint business holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from the sale of HCV and HIV tests by Abbott and from sales of HCV tests by Bio-Rad
Laboratories, Inc. and certain other licensees.

    Chiron's collaboration with Gen-Probe is focused on developing and commercializing products using nucleic acid testing ("NAT") technology to screen blood in blood banks and plasma in the plasma industry for infection by viruses. Compared to immunodiagnostic testing, testing directly for the presence of viral nucleic acid improves the sensitivity of detection and enables infection to be detected earlier following infection. Under the terms of the collaboration agreement, Gen-Probe performs certain product development and assay and instrument manufacturing functions while Chiron and Gen-Probe jointly participate in new assay and instrument research and development. Chiron sells the collaboration's products. Gen-Probe receives a fixed percentage of Chiron's sales revenues. The Chiron/Gen-Probe collaboration's first product, a combined test for HIV-1 and HCV using a semi-automated instrument system that is marketed under the Procleix-TM- brand, has been used to screen blood under an Investigational New Drug ("IND") clinical study in the U.S. since 1999. In January 2001, Chiron and Gen-Probe completed the filing of a Biologics License Application ("BLA") with the FDA seeking commercial approval for the Procleix-TM- HIV-1/HCV assay and instrument system. The Procleix-TM- assay and instrument system is currently approved for use in France, Germany, Australia, Portugal, Spain, Singapore, Italy and Austria and is under evaluation in other European and Asian countries. See "Research and Development--Blood Testing."

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

BIOPHARMACEUTICALS

    Chiron has utilized a variety of approaches for developing biopharmaceutical products. In 1999, the Company narrowed its research efforts to focus on platforms which management believes are more likely to generate new product candidates. Going forward, Chiron expects to concentrate on three primary product platforms: recombinant proteins, small molecules supported by biological discovery, and genomics. The Company is seeking corporate partners for its gene therapy program.

    RECOMBINANT PROTEINS Proteins produced naturally by the human body play a variety of roles in controlling disease. When administered as therapeutic agents, certain proteins or specific antibodies can enhance the patient's natural ability to fight disease. However, traditional methods of isolating or producing proteins can be cost-prohibitive, particularly in the quantities needed for pharmaceutical use. Through genetic engineering, certain proteins, which might not otherwise be available, can be produced in relatively large quantities at reasonable cost.

    The Company and its collaborators have a number of recombinant proteins in clinical development. Proleukin-Registered Trademark-, already approved for marketing as a treatment for certain forms of kidney and skin cancer, is being clinically evaluated for other indications, including treatment, in combination with antiviral drugs, of patients with HIV infection, treatment of acute myelogenous leukemia and as a treatment for non-Hodgkin's lymphoma in conjunction with an approved antibody therapeutic. Fibroblast Growth Factor ("FGF"), a growth factor which can stimulate the formation of new blood vessels, is in clinical studies for use as a treatment for coronary artery disease and peripheral artery disease. Tifacogin (recombinant Tissue Factor Pathway Inhibitor or "TFPI"), a coagulation inhibitor, is being developed in collaboration with Pharmacia & Upjohn ("Pharmacia"). The Company and Pharmacia are conducting clinical studies on the use of TFPI as a treatment for patients with severe sepsis. Chiron and Cephalon, Inc. ("Cephalon") have discontinued their joint collaboration to develop Myotrophin-Registered Trademark- (mecasermin) (IGF-I) as a treatment for amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig's disease).

    SMALL MOLECULE DRUG DISCOVERY Chiron's small molecule drug discovery program, which obtains targets from the genomics platform as well as the biological discovery group, combines multiple disciplines, including combinatorial and computational chemistry, robotic screening and selection and molecular biology, to screen, identify and refine compounds which may be used as drugs for treating medical conditions or disorders. In addition to drug discovery against specific disease targets of interest to the Company, from time to time the Company enters into collaboration agreements with third parties under which the Company utilizes its proprietary technologies to identify drug candidates directed at specific disease targets of interest to the partner. Certain compounds which may be of interest have been identified and are being further optimized and tested prior to moving into clinical development.

    Chiron is working to develop and register a product combining TOBI-Registered Trademark- and a new inhalation device, which will improve convenience and reduce the time to deliver TOBI-Registered Trademark- to the lungs. In addition to TOBI-Registered Trademark-, Chiron is conducting clinical research on PA-1806, a novel, patented drug candidate that was licensed from Bristol-Myers Squibb in 1998. In the laboratory, PA-1806 has demonstrated activity against gram-negative lung pathogens. Chiron intends to initiate preclinical programs on other antibiotics for inhalation. The Company's objective is to address broader respiratory infection markets with drug candidates that have demonstrated activity against both gram-negative and gram-positive lung pathogens.

    GENOMICS Genomics and other technologies are used to discover new genes and to determine their role and the role of the encoded proteins in a target disease. With this information, the Company then identifies and develops potential therapeutic and prophylactic products.

VACCINES

    PROPHYLACTIC VACCINES Chiron is developing a new generation of vaccines for the prevention of disease utilizing genetic engineering and other techniques of modern biotechnology, including vaccines based on recombinant antigens. The Company currently is conducting preclinical studies on vaccines for a number of targets. The Company also is developing novel adjuvants. Adjuvants are compounds that amplify the immune response generated by vaccine antigens. One of Chiron's adjuvants, MF-59, is a component of Fluad-TM-, Chiron's new flu vaccine, which currently is marketed in Italy, Germany and Austria. In addition, Chiron is conducting preclinical investigations of alternative delivery systems for vaccines that may be used in lieu of injection, such as nasally or orally delivered vaccines.

    THERAPEUTIC VACCINES The Company is investigating the potential use of vaccines for therapeutic purposes, in which antigens are used to stimulate an immune response against established infections and cancer. The Company's therapeutic vaccine for treatment of chronic HBV infection is in clinical development.

BLOOD TESTING

    Ortho is developing a range of hepatitis and retrovirus assays for IN-VITRO clinical diagnostics use on its immunodiagnostics instrument system for the joint business.

    The Chiron/Gen-Probe collaboration has two instrument systems in development, both of which are designed for use with the HIV-1 and HCV nucleic acid assay to test human plasma. Procleix-TM-, a semi-automated system, is currently operating under IND in the U.S. while the Company's BLA is pending before the FDA. Chiron and Gen-Probe are widening the menu from HIV-1/HCV to include other transfusion transmitted agents, and Gen-Probe is continuing development of the fully automated Tigris-Registered Trademark- system.

RESEARCH REVENUES AND EXPENSES

    Collaborative arrangements with third parties are also a source of revenue for the Company. In general, collaboration revenues include fees for research services as they are performed or completed and milestone payments upon attainment of specified benchmarks.

    Novartis and the Company have entered into an agreement under which Novartis has agreed to provide research funding for certain projects. The funded projects currently consist of certain adult and pediatric vaccines, IGF-I, Factor VIII and Herpes Simplex Virus-thymidine kinase ("HSV-tk"). The agreement provides that, through December 2001, at Chiron's request, Novartis will fund up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on the funded projects. The amount of funding that Novartis is obligated to provide is subject to an aggregate limit of $265.0 million. As of December 31, 2000, the Company had used $255.9 million of the funding. In exchange for providing this funding, Novartis has certain co-promotion rights for certain vaccines as well as an interest in certain royalties on sales of certain products resulting from the funded research.

    Research and development expense for the years ended December 31, 2000, 1999 and 1998 for Company-sponsored research, including payments to collaboration partners, was $298.8 million, $303.4 million and $286.6 million, respectively. Of that, $5.9 million, $49.7 million and $61.9 million in 2000, 1999 and 1998, respectively, was reimbursed by third parties and was recorded in "Collaborative agreement revenues" in the Consolidated Statements of Operations.

COMMERCIALIZATION

    Technologies arising out of the Company's research and development efforts are commercialized in a variety of ways. Certain products are marketed and distributed by the Company, either directly or through distributors. See "Distribution" below. Other technologies are developed by the Company in collaboration with third parties, and under the collaboration agreement, marketing rights may be assigned to the Company or to the collaborator or shared by both parties. In the event marketing rights are assigned to the collaborator, the Company generally retains the right to manufacture and supply key raw materials to the collaborator. Still other technologies are licensed by the Company to third parties, with the licensee assuming responsibility for further development and the Company receiving royalties on sales of the resulting product. Agreements under which the Company currently derives revenues for technologies licensed to third parties include an agreement with Bayer Corporation ("Bayer") relating to, among other things, use of the Company's HCV and HIV technologies for IN VITRO diagnostics; an agreement with Merck relating to HBV vaccines; an agreement with GlaxoSmithKline relating to recombinant vaccine manufacturing technology; and agreements with Novo Nordisk relating to technology used in the manufacture of recombinant human insulin and glucagon. In September 1999, Chiron granted a license to Abbott under its HCV patents for use in nucleic acid amplification in clinical diagnostics, excluding blood screening. In connection with the settlement of litigation in the U.S. and certain other countries in October 2000, Chiron granted a license to F. Hoffman La-Roche Limited and Roche Molecular Systems, Inc. ("Roche") under its HCV and HIV patents for use in nucleic acid amplification in clinical diagnostics, and a limited license under these patents in blood screening.

DISTRIBUTION

    To remain competitive in an intensely competitive environment, Chiron maintains several specialized marketing and sales forces that concentrate on individual classes of customers and markets.

    Chiron's biopharmaceuticals marketing, sales and distribution organization for the U.S. is headquartered in Emeryville, California and for Europe is headquartered in Amsterdam, The Netherlands and London, England. Sales efforts are focused on specialist physicians, principally oncologists and pulmonologists, who are based in hospitals and large clinics. In general, products are sold to wholesalers, distributors, clinics and hospital pharmacies.

    Chiron's vaccine marketing organization is based in Siena, Italy and Marburg, Germany. Direct sales efforts are focused on pediatricians and general practitioners. Products are also sold to the public sector through tenders and to private sector pharmacies directly and through wholesalers and distributors.

    Chiron's blood testing marketing, sales and distribution organization for its nucleic acid testing products has been established in Emeryville, California. Products are sold to the public sector through tenders and to private sector blood banks and hospitals directly and through distributors.

RAW MATERIALS

    Raw materials and other supplies used in the manufacture of the Company's products (both commercial and investigational) generally are available from multiple commercial sources. Certain processes, however, use materials that are available from sole sources or that are in short supply or that are difficult for the supplier to produce and certify in accordance with the Company's specifications. Certain of the Company's biopharmaceutical products are biologics. From time to time, concerns are raised with respect to potential contamination of biological materials that are supplied to the Company for use in various production processes. These concerns can further tighten market conditions for materials that may be in short supply or available from limited sources. Moreover, regulatory approvals to market the Company's products may be conditioned upon obtaining certain materials from specified sources. The Company's ability to substitute material from an alternate source may be subject to delay pending regulatory approval of such alternate source. Although the Company monitors the ability of certain suppliers to meet the Company's needs and the market conditions for these materials, there is a risk that material shortages could impact production.

PATENTS

    Patents are very important to the business of the Company. Chiron has a policy of seeking patents on inventions arising from its extensive research and development activities. The time and expense required to develop and obtain regulatory approval to market human healthcare products is significant. Without the protection of patents or trade secrets, competitors may be able to use the Company's inventions to manufacture and market competitive products without being required to undertake the lengthy and expensive development efforts made by Chiron. Chiron has a substantial number of granted patents and pending patent applications in the U.S. and other important markets, and a number of patents and patent applications owned by third parties have been licensed to Chiron.

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

    Chiron is aware that third parties, including competitors, educational institutions and governmental organizations, have patents and patent applications in the U.S. and other significant markets that may be useful or necessary for the manufacture, use or sale of certain of the Company's products (commercial and investigational). There may be other such patents and patent applications of which the Company is not currently aware. It is likely that third parties will obtain other such patents in the future. Certain of these patents may be sufficiently broad to prevent or delay Chiron from practicing necessary technology, including manufacturing or marketing products important to the Company's current and future business. The scope, validity and enforceability of such patents, if granted, the extent to which Chiron may wish or need to obtain licenses to such patents and the cost and availability of such licenses cannot be accurately predicted. If Chiron does not obtain such licenses, products may be withdrawn from the market or delays could be encountered in market introduction while an attempt is made to design around such patents.

Alternatively, Chiron could find that the development, manufacture or sale of such products is foreclosed. Chiron could also incur substantial costs in challenging the validity and scope of such patents.

TRADEMARKS

    Proleukin-Registered Trademark- and TOBI-Registered Trademark- are registered trademarks of the Company and its subsidiaries. Menjugate-TM-, Fluad-TM-, Begrivac-TM-, Encepur-TM-, ELVS-TM-, Polioral-TM-, Triacelluvax-TM- and Procleix-TM- are trademarks of the Company and its subsidiaries. DepoCyt-Registered Trademark- is a registered trademark owned by Chiron and SkyePharma plc ("SkyePharma"). The following registered trademarks are owned by the indicated companies: Betaseron-Registered Trademark- and Betaferon-Registered Trademark- (Schering AG), Myotrophin-Registered Trademark- (Cephalon), Regranex-Registered Trademark- (J&J), Apligraf-Registered Trademark- (Novartis), Dermagraf-Registered Trademark- (Advanced Tissue Sciences, Inc.), Copaxone-Registered Trademark- (Teva Pharmaceutical Industries, Ltd.), Avonex-Registered Trademark- (Biogen, Inc.), Aredia-Registered Trademark- (Novartis), Amplicor-Registered Trademark- (Roche),
Novantrone-Registered Trademark- (Immunex), Tigris-Registered Trademark- (Gen-Probe) and PRISM-Registered Trademark- (Abbott).

SEASONALITY

    Sales of certain of the Company's vaccine products, particularly its flu vaccine, are seasonal, with higher sales in the third and fourth quarters of the year.

MAJOR CUSTOMERS

    The Company has a strategic alliance with Novartis and in connection therewith has entered into a series of arrangements with Novartis. See "Relationship With Novartis" below. These arrangements contributed 2%, 8% and 12% of total revenues in 2000, 1999 and 1998, respectively. The Company has a joint immunodiagnostics business with Ortho. See "Products--Blood Testing" above. The Ortho joint business, together with certain other arrangements with J&J and its affiliates, contributed 13%, 14% and 18% of total revenues in 2000, 1999 and 1998, respectively. The Company has a supply agreement with Berlex and its parent company, Schering AG of Germany. Revenues recognized under this agreement contributed 12%, 13% and 13% to total revenues in 2000, 1999 and 1998, respectively. In 2000, the NHS accepted the Company's tender to supply Menjugate-TM- for a universal vaccination program in the United Kingdom. This arrangement contributed 10% to total revenues in 2000. Revenues from Aventis Pasteur contributed 10% to total revenues in 2000.

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

BIOPHARMACEUTICALS

    Proleukin-Registered Trademark- is the only FDA product approved for the treatment of metastatic renal cell carcinoma and one of two approved treatments for metastatic melanoma. However, there are numerous products used on protocol or off-label that treat both cancers, including alfa interferons sold by Roche and Schering-Plough. Other competitors include Eli Lilly, Bristol-Myers Squibb and Celgene. The Company estimates that about 90% of Proleukin-Registered Trademark- sales are from metastatic kidney cancer and melanoma.

    Betaseron-Registered Trademark-, as a treatment for multiple sclerosis, competes with Avonex-Registered Trademark-, a recombinant beta interferon sold by Biogen, Inc., and with Copaxone-Registered Trademark- from Teva Pharmaceutical Industries, Ltd. Novantrone-Registered Trademark- from Immunex was approved and launched for the treatment of secondary progressive multiple sclerosis in March 2000. In Europe, Schering AG's product,
Betaferon-Registered Trademark-, faces competition from Ares Serono, which sells another form of beta interferon that is used for, among other purposes, treatment of multiple sclerosis. Other companies have treatments for multiple sclerosis in clinical development.

    TOBI-Registered Trademark- is the first inhaled antibiotic solution to be approved by the FDA. However, the use of antibiotics to treat pseudomonal and other bacterial infections is well-established. In cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. The advantage of inhalation is that it permits higher antibiotic concentrations in the lung and reduces side effects by limiting systemic exposure. Medical therapies manufactured by other companies for patients with cystic fibrosis include antibiotics, anti-inflammatory drugs, oral replacement enzymes to maintain nutrition and mucolytics to clear pulmonary secretions.

    Regranex-Registered Trademark- was the first product approved by the FDA for treatment of diabetic foot ulcers. Products that it indirectly competes with include Dermagraft-Registered Trademark-, a product from Advanced Tissue Sciences, Inc. & Smith and Nephew, and Apligraf-Registered Trademark-, a product from Novartis which has been approved by the FDA for treatment of venous leg ulcers and is in clinical trials for treatment of diabetic foot ulcers.

VACCINES

    Four large companies hold the greatest share of the worldwide vaccine market: Merck, GlaxoSmithKline, Wyeth Lederle Vaccines & Pediatrics, a division of American Home Products Corporation ("Lederle"), and Aventis Pasteur. Aventis Pasteur separately has a strategic alliance with Merck. All four of these companies, as well as other biotechnology companies, have substantial research and development programs. The Company estimates that it has approximately a 25% and 32% market share in Germany and Italy, respectively, and an aggregate market share of approximately 11% outside of the U.S., Europe and Japan. The principal methods of competition in vaccines are price and introduction of new products, including vaccines against diseases for which no vaccine was previously available as well as new combination vaccines that combine existing vaccines for several diseases into a single product. Combination vaccines frequently are favored by public health authorities, medical practitioners and patients, particularly in the case of pediatric vaccines, because they eliminate the need for multiple injections and may increase overall compliance with recommended vaccination schedules. As new combination vaccines are introduced, older combinations and single products often become obsolete. The Company may be limited in its ability to develop and market certain combination vaccines if one of the vaccines, which would otherwise be included in the combination, is covered by valid and enforceable patent or other proprietary rights held by third parties.

BLOOD TESTING

    Chiron is the sole manufacturer of HCV antigens for use in immunodiagnostic assays of the Chiron-Ortho joint business and also manufactures HCV antigens for Abbott's immunodiagnostic assays. In the immunoassay blood testing market, the Chiron-Ortho joint business competes with Abbott. The joint business anticipates increased competitive pressures from Abbott with the introduction of the Abbott PRISM-Registered Trademark- instrument system. The joint business is also developing immunodiagnostic instruments and assays to detect hepatitis, retrovirus and other agents in clinical diagnostic applications. Many other companies, including Roche, Abbott and Bayer, have substantial positions in the market segment.

    The Chiron/Gen-Probe test for HIV-1/HCV has received approval in France, Germany, Australia, Portugal, Spain, Singapore, Italy and Austria. The Chiron/Gen-Probe test for HIV-1/HCV currently is being used under an IND in the U.S., and it is estimated that approximately 70% of the U.S. blood supply is tested with this product. The Chiron/Gen-Probe products are expected to compete primarily with polymerase chain reaction ("PCR") based products supplied by Roche or developed in-house by customers (homebrew) and, in some markets, the HCV antigen test under development by the Chiron-Ortho joint business. The commercial market for nucleic acid testing products in the blood banking and plasma industries is developing very rapidly as regulatory agencies began in 1999 to develop policies and mandates that require this new technology to be implemented as an additional measure to improve blood safety.

GOVERNMENT REGULATION

    Regulation by governmental authorities in the U.S. and other important markets is a significant factor in the manufacture and sale of the Company's products and in its research and development activities.

    BIOPHARMACEUTICALS AND VACCINES In the U.S., Chiron's therapeutic and vaccine products (both commercial and investigational) are regulated primarily under federal law and are subject to rigorous FDA approval procedures. No product can be marketed in the U.S. until an appropriate application is approved by the FDA. The approval procedures are applied on a product-by-product basis and typically require, among other things, an extensive three-phase human clinical testing program. In phase 1, studies are conducted with a relatively small number of subjects to assess the safety of the product. In phase 2, the product is evaluated in a larger group of subjects to begin to assess efficacy and appropriate dosing. Phase 3 studies are conducted in the target population with a number of subjects that is large enough to provide sufficient data to establish statistically the safety and efficacy of the product. FDA approval of a product is limited to treatment for specified medical conditions or disorders, and further studies would be required to market the product for other indications. All facilities used to manufacture, fill, test and distribute biologic products are required to be inspected and approved by the FDA. If any change is made in manufacturing facilities or processes after FDA approval is obtained, additional regulatory review and possibly additional clinical studies may be required.

    Licensing procedures in Europe are comparable to those in the U.S. In 1995, the European Union ("EU") established a centralized procedure for licensing of products derived from the use of high technology/biotechnology processes. This procedure leads to the grant of a single license for the entire EU. Effective January 1, 1998, the EU has also adopted a decentralized procedure under which a license granted in one member state is mutually recognized by the other member states, leading to a grant of licenses in member states recognizing the original license. This procedure is expected to replace independent national licensing of products in the EU. In addition, each product must receive individual country pricing approvals before it can be marketed in that country.

    BLOOD TESTING Blood testing products, whether based upon immunodiagnostics or NAT technologies, may only be used pursuant to the terms of approval of specific license applications in which the product's safety and effectiveness must be demonstrated based upon well controlled studies. Upon approval of the license application, the product may be marketed for the specific indications of use, which were identified in the approval. Facilities, processes and operations used for the manufacture, testing, storage and distribution of Chiron's blood testing products in the U.S. are subject to FDA approval and periodic inspection.

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

EMPLOYEES

    On December 31, 2000, Chiron and its subsidiaries had 3,422 employees.

RELATIONSHIP WITH NOVARTIS

    As noted above, the Company has an alliance with Novartis. Novartis is a global life sciences company headquartered in Basel, Switzerland. Through a series of transactions that became effective in January 1995, Novartis acquired shares of the Company's common stock which, when combined with shares already held by Novartis, represented 49.9% of the then-outstanding common stock of the Company. As a result of dilution stemming primarily from the issuance of common stock under the Company's employee stock option and stock purchase plans and in connection with certain acquisitions, as of February 1, 2001, Novartis held shares representing approximately 42% of the Company's outstanding common stock.

    Chiron and Novartis have entered into a series of agreements which provide, among other things and subject to certain conditions and exceptions: (i) that Novartis will not increase its ownership interest in the Company above 55% unless it acquires all of the outstanding capital stock of the Company in a "buy-out" transaction, although it may exceed this amount and increase its ownership interest up to 79.9% in a transaction approved by a majority of the independent members of the Company's Board of Directors; (ii) that Novartis has the right to nominate three members to Chiron's eleven member Board of Directors (effective May 16, 2001, the Board will be reduced to ten members); (iii) that Novartis will provide certain funding to the Company for research services (see "Research Revenues and Expenses" above); (iv) that Novartis will guarantee certain bank lines of credit on behalf of the Company through January 1, 2008;
(v) that Chiron may require Novartis to purchase shares of the Company's common stock directly from the Company at fair market value, up to a maximum subscription amount (initially $500.0 million, subject to adjustment);
(vi) that Novartis has an option to purchase newly issued shares of the Company's common stock directly from the Company at fair market value, subject to the standstill restrictions described above; and (vii) that Chiron and Novartis will cooperate in research, development, manufacturing and marketing of biotechnology products on an arm's-length basis while remaining independent to pursue their respective corporate strategies and opportunities.

ITEM 2. PROPERTIES

    EMERYVILLE CAMPUS Chiron's principal executive offices are located in Emeryville, California. The campus consists of 27 buildings, of which 15 are leased and 12 are owned. The leased facilities include the research and development facility in Emeryville, which is under an operating lease arrangement. The Emeryville facilities include research and development, manufacturing and administrative facilities for the Company's biopharmaceutical, vaccine and blood testing businesses.

    OTHER RESEARCH AND DEVELOPMENT AND MANUFACTURING FACILITIES The Company also owns a manufacturing facility in Vacaville, California used principally in connection with the Company's biopharmaceutical and vaccine businesses. This facility has available capacity due to lower than expected demand for certain of the Company's products and improved production yields from other facilities. As a result, the Company has entered into contract manufacturing agreements to utilize this available capacity (see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below). In December 1999, the Company sold its Amsterdam facility and has been leasing back office and warehouse space for some operational and administrative activities.

    In connection with the acquisition of PathoGenesis in 2000, the Company assumed control over numerous facilities for its biopharmaceutical operations. Included in the acquisition were research and development and administrative facilities in Seattle, Washington; sales and marketing and administrative facilities in Skokie, Illinois; manufacturing and distribution facilities in Annandale, New Jersey; and several sales offices in Europe and Canada; all of which are leased. Also included in the acquisition was a sales and marketing and administrative facility in Cranford, United Kingdom, which is owned.

    The Company also has research and development, manufacturing and administrative facilities in Siena, Italy; Marburg, Germany; and Ankleshwar, India; and manufacturing facilities in Rosia, Italy related to its vaccine operations. The Siena, Ankleshwar and Rosia facilities are owned, and the Marburg facilities are leased.

    The Company leased research and development facilities in San Diego, California in connection with its gene therapy activities. This business was sold in January 2001, and all facility leases were assumed by the purchaser.

    The Company owned research and development, manufacturing and administrative facilities in Claremont, California. The facilities were used principally in connection with the Company's former ophthalmic products business, which was sold to Bausch & Lomb Incorporated ("B&L") in December 1997. B&L occupied a significant portion of the facilities under a three-year lease, which expired in December 2000. A portion of the Claremont campus was sold in July 1999, with one remaining warehouse currently being marketed for sale.

    The Company leases a number of other facilities in North America, Europe and Asia, primarily for sales and service offices.

    The Company believes that its facilities are in good operating condition and are adequate for its current needs. The Company continually evaluates future requirements for its facilities.

ITEM 3. LEGAL PROCEEDINGS

CYSTIC FIBROSIS PHARMACY

    In May 2000, PathoGenesis Corporation ("PathoGenesis") initiated an action against Cystic Fibrosis Pharmacy, Inc. ("CF Pharmacy") in the United States District Court For The Middle District Of Florida, Orlando Division. PathoGenesis asserted that CF Pharmacy's advertising and sale of an inhaled antibiotic infringes PathoGenesis' U.S. Patent No. 5,508,269 (the " '269 patent"). PathoGenesis sought injunctive relief and damages. CF Pharmacy filed a counterclaim seeking a declaratory judgment of invalidity regarding the '269 patent. In September 2000, the court entered a consent order enjoining CF Pharmacy from advertising, compounding or selling the aerosol formulation alleged to infringe the '269 patent or use any imitation of the TOBI-Registered Trademark- trademark until further order of the court. On February 1, 2001, the dispute was settled by agreement of the parties. Among the settlement provisions, CF Pharmacy acknowledged the validity and enforceability of the '269 patent, agreed not to infringe the '269 patent, and agreed to certain restrictions on future advertising.

DADE BEHRING MARBURG GMBH AND DADE BEHRING S.P.A.

    On January 30, 2001, Dade Behring Marburg GmbH and Dade Behring S.p.A. (collectively, "Dade Behring") filed suit in the Court of Milan against Chiron regarding Chiron's European Patent No. 0 181 150 (the " '150 patent") relating to HIV technology. Dade Behring seeks a declaration that certain of its immunoassay products do not infringe the Italian and other national counterparts to the '150 patent, and to nullify the Italian portion of the '150 patent. It is not known when nor on what basis this matter will be resolved.

F. HOFFMAN LA-ROCHE A.G.

    Chiron was involved in certain previously reported litigation in the United States, Italy, Japan, the Netherlands, Belgium, Germany and Australia with F. Hoffman La-Roche AG and several of its affiliated companies (collectively, "Roche") concerning infringement and/or validity of certain Chiron patents related to HCV and HIV technology.

    In July 2000, Chiron initiated an action against Roche Diagnostics GmbH in the German Federal Court ("Landgericht") in Dusseldorf, asserting that Roche's manufacture and sale of products regarding HCV nucleic acid test and immunoassay technology infringe Chiron's German Patent Nos. DD 298 527 (the " '527 patent"), DD 298 524 (the " '524 patent"), DD 287 104 (the " '104 patent"), DD 297 446
(the " '446 patent") and Chiron's European Patent No. EP 0 450 931 (the " '931 patent"). The Landgericht subsequently separated the matter into five individual actions.

    In July 2000, Chiron initiated action against Roche Diagnostics GmbH in the German Administrative Court ("Verwaltungsgericht") in Karlsruhe, asserting that Roche's manufacture and sale of HCV immunoassay products infringe the '931 patent. In January 2001, this action was referred to the District Court of Mannheim. Roche appealed the referral, and in February 2001, the Verwaltungsgericht transferred the action to the Administrative Appeal Court.

    In October 2000, Chiron and Roche resolved all pending litigation between them in the United States, Italy, Japan, the Netherlands, Belgium, Germany and Australia regarding HCV and HIV nucleic acid technology. Among the settlement provisions, Chiron granted Roche licenses to manufacture and sell HCV and HIV nucleic acid clinical diagnostic tests. Chiron also agreed to license Roche for a limited time period to sell HCV and HIV nucleic acid tests for blood screening.

    In December 2000, Roche initiated two nullity actions against Chiron's German national patents (the '104, '524 and '527 patents), and the European '931 patent in the German Federal Patent Court ("Bundespatentgericht"). In
January 2001, the Bundespatentgericht divided the German patent suit into three individual actions.

    It is not known when nor on what basis the remaining matters will be resolved.

FEDERAL EXPRESS

    On September 3, 1999, Federal Express Corporation ("Federal Express") filed suit in the Supreme Court of the State of New York, County of Orange against Perseptive Biosystems, Inc., Perkin-Elmer Corporation, PE Biosystems Group and PE Corporation (together, the "PE Defendants") and Chiron. The Federal Express complaint related to a fire that allegedly destroyed a Federal Express aircraft and the majority of its cargo in September 1996. The matter was removed to the United States District Court for the Southern District of New York. In
March 2000, the Federal court, on its own motion, dismissed the matter for lack of subject matter jurisdiction. Federal Express appealed the dismissal, arguing for remand to state court. Defendants filed cross-appeals. In December 2000, the Second Circuit Court of Appeals dismissed those cross-appeals for lack of jurisdiction, and remanded the matter to the Supreme Court of the State of New York, County of Orange. It is not known when nor on what basis this litigation will be concluded.

INNOGENETICS N.V.

    In November 2000, Innogenetics N.V. brought a complaint against Chiron and Ortho-Clinical Diagnostics Systems Inc. ("Ortho") before the Commission of the European Communities (the "Commission"). Innogenetics N.V. alleges that Chiron and Ortho violate Articles 81 and 82 of the European Economic Community Treaty relating to competitive practices. Pursuant to the complaint, the Commission has sought information from Chiron and Ortho related to HCV and HIV licensing practices in the European Union. It is not known when nor on what basis this matter will be resolved.

LIPTON ET AL.

    On February 18, 2000, the United States District Court for the Western District of Washington dismissed with prejudice all eight consolidated putative class action lawsuits that had been filed in March and April 1999 against PathoGenesis Corporation ("PathoGenesis"), its chief executive officer and its chief financial officer. The eight consolidated lawsuits alleged claims on behalf of all purchasers of PathoGenesis common stock during the period
January 15, 1999 to March 22, 1999. Plaintiffs claimed that PathoGenesis and its officers violated certain provisions of the federal securities laws by making statements in early 1999 regarding PathoGenesis' 1998 financial results. The court's order dismissed the consolidated cases and bars plaintiffs from filing another lawsuit on the matter. Plaintiffs appealed the dismissal order to the United States Court of Appeals for the Ninth Circuit. It is not known when nor on what basis this matter will be resolved.

MEDICARE, MEDI-CAL INVESTIGATIONS

    Chiron is responding to two subpoenas from the Office of the Inspector General of the United States Department of Health and Human Services. Chiron believes the subpoenas were issued in connection with a pending QUI TAM lawsuit against Chiron and a number of pharmaceutical companies in the United States. With respect to Chiron, the subpoenas relate to pricing to Medicare and state Medicaid programs of certain generic oncology drugs sold by Cetus-Ben Venue Therapeutics, a joint venture between Chiron and Ben Venue Laboratories. Chiron sold its interest in that joint venture in 1996.

    Chiron is also responding to a subpoena served on September 18, 2000, by the Office of the Attorney General of the State of California Department of Justice. Chiron believes that the subpoena was issued in connection with a pending, but as yet unserved, QUI TAM lawsuit against Chiron and a number of other pharmaceutical companies. With respect to Chiron, the subpoena seeks information related to pricing to the Medi-Cal program of certain generic oncology drugs sold by Cetus-Ben Venue Therapeutics. It is not known when nor on what basis these matters will be concluded.

ORTHO-CLINICAL DIAGNOSTICS, INC.

    On February 17, 1998, Chiron filed a lawsuit against Ortho-Clinical Diagnostics, Inc. ("Ortho") in the United States District Court for the Northern District of California. The suit sought to compel arbitration of certain issues relating to the conduct of the parties' joint business. In December 1998, the Court granted Chiron's motion to compel arbitration. Ortho appealed that order to the Ninth Circuit Court of Appeals and then refused Chiron's demand to arbitrate in accordance with the order. In March 1999, Chiron filed a second petition in the United States District Court for the Northern District of California to compel arbitration. In November 1999, the Court entered judgment in Chiron's favor, ordering Ortho to submit the underlying issues to arbitration. In March 2000, the Ninth Circuit entered its order affirming Chiron's original motion to compel arbitration. The parties have since agreed to defer commencement of the arbitration pending certain negotiation efforts.

SORIN BIOMEDICA/SNIA

    On June 14, 1994, Sorin Biomedica S.p.A. filed a lawsuit with the Court of Milan, Italy against Chiron Corporation and Ortho Diagnostic Systems S.p.A. for a declaration of nullity and noninfringement of the

Italian counterpart to Chiron's European Patent 0 318 216 (the " '216 patent"). Sorin additionally filed a request with the Italian Ministry of Industry, Commerce and Artisanship ("ICA") for compulsory license to the '216 patent. Chiron filed a counterclaim and sought a finding that the patent is valid and infringed by Sorin. The ICA suspended Sorin's request for compulsory license pending the outcome of the litigation. On February 10, 1997, the Court enjoined Sorin from manufacturing or selling HCV immunoassay kits in Italy. Subsequent to the Milan court's ruling, Sorin introduced new claims of nullity of the '216 patent resting on inventorship allegations. Sorin has appealed to Italy's Counsel of State for reconsideration of the findings of the court of Milan and the ICA. On October 17, 1999, the Court issued a ruling, which, among other things, upheld the validity of certain of the claims. As of June 29, 2000 the European Patent Office Technical Board Of Appeals upheld the validity of the '216 patent in an amended form which deleted the claims that Chiron alleged to have been infringed by Sorin. In December 2000, Snia S.p.A., Sorin's parent company, filed an appeal in the Corte D'Apello Di Milano asking the Court to declare the Italian portion of the '216 patent null and void and to award Snia damages. It is not known when nor on what basis this matter will be resolved.

TROXCLAIR

    A class action suit was filed on September 15, 2000, in the Eastern District of Louisiana on behalf of minor child James Paul Troxclair, Jr. against Chiron and a number of other pharmaceutical companies. With regards to Chiron, the complaint alleged that RabAvert-Registered Trademark-, a rabies vaccine, contains Thimerosal, an additive that allegedly causes autism. Troxclair sought to recover damages based upon claims of negligence, breach of implied warranty of merchantability, and other unspecified claims relating to misrepresentations, fraudulent advertising, marketing and distribution of the vaccine. On
November 9, 2000, the Court ordered a dismissal with prejudice of all claims against Chiron.

CONNAUGHT LABORATORIES, LIMITED

    Chiron was involved in litigation in Italy and The Netherlands with Connaught Laboratories, Limited ("Connaught") relating to TriAcelluvax-TM- and the Company's diphtheria/tetanus/acellular pertussis vaccine.

    Chiron S.p.A. manufactures and sells TriAcelluvax-TM- in Italy. Connaught alleges that TriAcelluvax-TM- infringes the Italian counterpart of its European Patent 0 527 753 (the " '753 patent"). The '753 patent contains claims which relate to the pertactin protein of BORDETELLA PERTUSSIS. In June 1997, Chiron S.p.A. filed an action against Connaught in the Tribunale di Milano, Italy, challenging the validity of the Italian counterpart of the '753 patent.

    On February 25, 1998, Chiron filed suit against Connaught in Italy seeking a declaration of invalidity of Connaught's European Patent 0 322 115 (the " '115 patent"). The '115 patent contains claims allegedly relating to pertussis toxin mutant.

    In December 1997, Chiron filed an action in the District Court of The Hague, The Netherlands, against Connaught to revoke the Dutch counterpart of the '115 patent on grounds of invalidity. Connaught filed a motion to stay proceedings which was denied in November 1998.

    In January 2000, all of these disputes were settled by agreement of the parties. The settlement provisions relating to patents covering pertactin and genetically detoxified pertussis toxin required, inter alia, a payment by Chiron of a license fee plus a running royalty. The settlement provisions also provided certain marketing rights to Aventis Pasteur S.A. (as successor to Connaught) for Fluad-TM- and Menjugate-TM-.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of Chiron's stockholders in the quarter ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

NAME                                         AGE                              TITLE
----                                       --------                           -----
Rajen K. Dalal...........................     47      Vice President; President, Chiron Blood Testing
William G. Green, Esq....................     56      Senior Vice President, General Counsel and Secretary
Peder K. Jensen..........................     46      Vice President; Head of Development
John A. Lambert..........................     48      Vice President; President, Chiron Vaccines
Sean P. Lance............................     53      Chairman of the Board; President and
                                                      Chief Executive Officer
Linda W. Short...........................     55      Vice President, Corporate Resources
David V. Smith...........................     41      Vice President, Controller
James R. Sulat...........................     50      Vice President, Chief Financial Officer
Lewis T. Williams, M.D., Ph.D............     51      Chief Scientific Officer; President, Chiron Research
                                                      & Development; Director

    MR. DALAL joined the Company in December 1991 as Vice President, Corporate Development. In 1998, he was appointed President of Chiron Blood Testing. From 1983 until joining the Company, he was employed by the international consulting firm of McKinsey & Company, where he performed general management consulting in the firm's pharmaceuticals, medical devices and diagnostics industries practice. In January 2001, Mr. Dalal was appointed as a new member to the Department of Health and Human Services' Advisory Committee on Blood Safety and Availability, which advises, assists and counsels the Secretary of Health and Human Services on implications for blood safety and availability in areas such as blood banking, transfusion medicine, bio-ethics and blood testing.

    MR. GREEN joined the Company as Vice President and General Counsel in October 1990, having served as Secretary or Assistant Secretary since the Company's inception in 1981. In February 1992, he became Senior Vice President, General Counsel and Secretary. From 1981 to 1990, he was a partner in the San Francisco law firm of Brobeck, Phleger & Harrison.

    DR. JENSEN joined the Company as Vice President and Head of Development in August 1999, responsible for managing all aspects of the Company's product development, including pre-clinical, clinical, project management, regulatory and medical affairs. Most recently, Dr. Jensen was development director, chief medical officer and a member of the board of British Biotech plc, and President of British Biotech, Inc., responsible for all aspects of drug development including chemical, pharmaceutical and clinical development, quality control and assurance, manufacturing and regulatory affairs. Dr. Jensen served as a non-executive director of British Biotech plc until January 31, 2001. From 1991 to 1998, Dr. Jensen was a Vice President at Schering-Plough Research Institute, where he managed a number of worldwide drug development projects, including the submission of several New Drug Applications (NDAs), Abbreviated New Drug Applications (ANDAs), INDs and a number of European applications. Before joining Schering-Plough, Dr. Jensen worked in different clinical positions at Ciba-Geigy Limited.

    MR. LAMBERT was appointed Vice President; President of Chiron Vaccines, effective March 5, 2001. Based in Europe, Mr. Lambert will be responsible for the commercial operations of the Company's global vaccines business and will serve as a member of the Executive Committee of Chiron. Prior to joining the Company, Mr. Lambert headed John Lambert Associates, a company that provided consulting and coaching at the chief executive level to organizations both in the United Kingdom and internationally. From 1998 to 2000, Mr. Lambert was the President of Aventis Pasteur MSD, where he headed the vaccines venture formed between Pasteur Merieux Connaught (now Aventis Pasteur) and Merck & Co. following four years as that company's Vice President of Operations. From 1987 to 1994, Mr. Lambert held various positions with the Pasteur Merieux Connaught Group, in increasing levels of responsibility, including Managing Director, Merieux UK Ltd. He is a Fellow of the Institute of Financial Accountants.

    MR. LANCE joined the Company as President and Chief Executive Officer in May 1998 and became Chairman of the Board in May 1999 upon the resignation of Dr. William J. Rutter. During the previous thirteen years, Mr. Lance held various executive positions with Glaxo Holdings plc, London, England. In October 1996, he was appointed Managing Director of Glaxo Wellcome plc, and in January 1997, he was appointed Chief Operating Officer and Chief Executive Designate of Glaxo Wellcome plc. From 1993 to 1996, Mr. Lance was Executive Director of Glaxo Holdings, responsible for commercial operations in the Middle East, Africa, Europe and Latin America. Mr. Lance was also President of the International Federation of Pharmaceutical Manufacturers Associations from October 1996 to February 1998, an Executive Member of the International Committee of Pharmaceutical Research and Manufacturers of America, and a director of the British Pharma Group. He also served on the Steering Committee of Healthcare 2000.

    MS. SHORT joined the Company in November 1997 as Vice President, Human Resources. In May 1999, she was promoted to Vice President, Corporate Resources with increased responsibilities, overseeing human resources, facilities planning, information management, organizational learning, payroll and benefits, compensation and stock administration. Prior to joining the Company, she was the Director of Human Resources of Industrial Indemnity from 1994 to 1997. From 1983 to 1994, Ms. Short held various managerial positions with the Bank of America.

    MR. SMITH joined the Company as Vice President, Controller in February 1999 and was designated the Company's principal accounting officer. Mr. Smith served as the Vice President, Finance and Chief Financial Officer of Anergen, Inc. from 1997 until he joined the Company. From 1988 to 1997, Mr. Smith held various financial management positions with Genentech, Inc., in both the United States and Europe, most recently as Director of Accounting.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The common stock of Chiron Corporation is traded in the NASDAQ National Market System under the symbol CHIR. As of December 31, 2000, there were 5,233 holders of record of Chiron common stock, 14 remaining holders of record of Cetus Corporation common stock and 6 remaining holders of Viagene, Inc. common stock. The Company has declared no cash dividends since its inception and does not expect to pay any dividends in the foreseeable future. The quarterly high and low closing sales price of Chiron common stock for 2000 and 1999 are shown below.

                                                              2000                  1999
                                                       -------------------   -------------------
                                                         HIGH       LOW        HIGH       LOW
                                                       --------   --------   --------   --------
First Quarter........................................  $67.5625   $39.4375   $  23.25   $20.875
Second Quarter.......................................     49.75     34.125    22.4375     20.00
Third Quarter........................................    59.125      41.25    33.3125     20.75
Fourth Quarter.......................................   50.4375     37.625      43.25     27.50

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                            2000        1999        1998        1997        1996
                                          ---------   ---------   ---------   ---------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues..........................  $ 972,119   $ 762,646   $ 736,673   $ 574,599   $ 537,149
Income from continuing operations.......     16,102     128,404      75,998      25,782      45,658
Basic earnings per share from continuing
  operations............................       0.09        0.71        0.43        0.15        0.27
Diluted earnings per share from
  continuing operations.................       0.08        0.69        0.42        0.14        0.26
Total assets............................  2,458,076   2,444,778   2,524,264   1,768,478   1,688,670
Long-term debt..........................      3,039      96,958     338,158     397,217     419,589

    The Company has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future.

    Factors that affected the comparability of information between 2000 and 1999 were (i) shipments of Menjugate-TM- for a universal vaccination program in the United Kingdom, which began in the first quarter 2000, and (ii) Chiron's acquisition of PathoGenesis in the fourth quarter 2000, including the $171.6 million write-off of purchased in-process technologies. Both items are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

    A factor that affected the comparability of information between 1998 and 1997 was Chiron's acquisition of the remaining 51% interest in, and subsequent consolidation of, Chiron Behring GmbH & Co. ("Chiron Behring") in the second quarter 1998. This transaction was described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K filed for the fiscal year ended January 3, 1999.

    See Note 17, "Segment Information," of Notes to Consolidated Financial Statements for a discussion of operating results by operating segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Chiron is a biotechnology company that participates in three global healthcare markets: biopharmaceuticals, vaccines and blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infection, as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The biopharmaceuticals segment also includes collaborations with Berlex and its parent company, Schering AG of Germany, related to Betaseron-Registered Trademark-, and Ortho-McNeil, a J&J company, related to PDGF. The vaccines segment consists principally of adult and pediatric vaccines for viral infections, including flu, rabies and tick-borne encephalitis, and bacterial infections, including meningococcus C and haemophilius influenzae type B, sold primarily in Germany, Italy, the United Kingdom and other international markets, as well as the development of novel vaccines and vaccination technology. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho, a J&J company, and an alliance with Gen-Probe. Chiron's joint business with Ortho sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling NAT products using transcription-mediated amplification ("TMA") technology to screen transfused blood and plasma products for viral infection. Certain other revenues and expenses are not viewed by management as belonging to any one segment. As a result, these items have been aggregated into an "Other" segment.

    On December 29, 1997, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to B&L, and on November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business ("Chiron Diagnostics") to Bayer. The Company's Consolidated Statements of Operations reflect the after-tax results of Chiron Vision and Chiron Diagnostics as discontinued operations.

    On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring from Hoechst AG. Beginning in the second quarter 1998, the results of Chiron Behring were consolidated with those of the Company. Chiron Behring is part of the Company's vaccines segment.

    On September 21, 2000, Chiron acquired PathoGenesis, a company that develops and markets drugs to treat infectious diseases, particularly serious lung infections. The Company accounted for the acquisition under the purchase method of accounting and included PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the seven business days in September 2000 were not significant to the Company's consolidated operating results. PathoGenesis is part of the Company's biopharmaceuticals segment.

RESULTS OF OPERATIONS

BIOPHARMACEUTICALS

    PRODUCT SALES Product sales from the biopharmaceuticals segment were $239.8 million, $187.6 million and $201.9 million in 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, product sales consisted principally of Proleukin-Registered Trademark-, Betaseron-Registered Trademark- and PDGF. Product sales in 2000 also included TOBI-Registered Trademark- from the completion of the PathoGenesis acquisition on September 21, 2000.

    PROLEUKIN-REGISTERED TRADEMARK-  Chiron sells
Proleukin-Registered Trademark- directly in the U.S. and certain international markets. Sales of Proleukin-Registered Trademark- were $112.7 million, $111.8 million and $93.2 million in 2000, 1999 and 1998, respectively. Sales of Proleukin-Registered Trademark- in 2000 as compared with 1999 were affected by
(i) fluctuations in wholesaler inventory management practices; (ii) increasing cost sensitivity from reimbursement authorities, particularly in

Europe; (iii) the onset of competitive clinical trials; and (iv) a weaker exchange rate of the Euro as compared with the U.S. dollar. The Company expects these factors to continue into 2001. The overall increase in sales in 1999 as compared with 1998 was due to (i) volume growth in existing indications and
(ii) higher prices. The Company continues to pursue the use of Proleukin-Registered Trademark- for additional indications, including HIV.

    BETASERON-REGISTERED TRADEMARK-  Chiron manufactures
Betaseron-Registered Trademark- for Berlex and its parent company, Schering AG of Germany. Chiron earns a payment for Betaseron-Registered Trademark- upon shipment to Berlex and Schering AG, and a subsequent additional payment based on a contractual percentage of sales made by Berlex and Schering AG. Accordingly, Chiron's revenues from Betaseron-Registered Trademark- tend to fluctuate based upon the inventory management practices of Berlex and Schering AG. In
October 1998, the contractual percentage upon which Chiron recognizes revenues decreased by 2.5% of Berlex's sales of Betaseron-Registered Trademark-. In the fourth quarter 2003, the contractual percentage will decrease by another 5.0%.

    In 2000, 1999 and 1998, Betaseron-Registered Trademark- product sales were $82.1 million, $66.0 million and $63.4 million, respectively. As discussed in "Royalties and license fee revenues" below, Betaferon-Registered Trademark-royalties also increased in 2000 as compared with 1999 and in 1999 as compared with 1998. The increase in Betaseron-Registered Trademark- product sales in 2000 as compared with 1999 primarily was related to (i) increased utilization of beta interferon therapy for secondary progressive multiple sclerosis;
(ii) fluctuations in Berlex and Schering AG's inventory management practices; and (iii) increased underlying purchases by end users in Europe and the U.S. The increase in Betaseron-Registered Trademark- product sales also included the effects of the second quarter 1999 conclusion of certain promotional pricing campaigns. The increase in product sales in 1999 as compared with 1998 primarily was related to (i) the approval in 1999 of Betaseron-Registered Trademark- for secondary progressive multiple sclerosis in Canada and Australia and overall market expansion, offset by (ii) the decrease in the contractual rate discussed above and (iii) fluctuations in Berlex and Schering AG's inventory management practices.

    The Company also earns royalties on Schering AG's European sales of Betaferon-Registered Trademark- (see "Royalties and license fee revenues" below).

    TOBI-REGISTERED TRADEMARK- Chiron obtained TOBI-Registered Trademark- as part of its acquisition of PathoGenesis on September 21, 2000. Chiron sells TOBI-Registered Trademark- directly in the U.S. and certain international markets. TOBI-Registered Trademark- was approved for cystic fibrosis lung infections by the FDA in December 1997 and was launched commercially in January 1998. In addition, TOBI-Registered Trademark- was approved in Canada in February 1999 and cleared the mutual recognition process required for marketing in the European Union in August 2000. Chiron recorded TOBI-Registered Trademark-sales of $27.8 million in 2000, including $2.2 million from the last seven business days in September 2000. Actual sales of TOBI-Registered Trademark- were $86.0 million and $60.1 million in 2000 and 1999, respectively. This growth was due to increased TOBI-Registered Trademark- use in the U.S. by patients with cystic fibrosis and other serious lung infections, as well as higher TOBI-Registered Trademark- sales in international markets. The Company continues to pursue the use of TOBI-Registered Trademark- to treat other serious lung infections. Future TOBI-Registered Trademark- sales may be influenced by wholesaler inventory management practices and foreign exchange rate fluctuations.

    PDGF Chiron manufactures PDGF for Ortho-McNeil, a J&J company. Accordingly, Chiron's sales of PDGF fluctuate based upon the inventory management practices of J&J. PDGF is the active ingredient in Regranex-Registered Trademark- Gel, a treatment for diabetic foot ulcers. Regranex-Registered Trademark- Gel was approved by the FDA in December 1997 and was launched commercially in early 1998. Regranex-Registered Trademark- Gel was approved for use in the treatment of diabetic foot ulcers in Canada in December 1998 and Europe in March 1999. Net sales of PDGF were $10.9 million in 2000, which included a decrease in the product returns allowance of $3.7 million. The decrease in the product returns allowance primarily was due to additional historical return information provided by J&J, as PDGF has been in the commercial market for approximately two years, as well as extended shelf-life dating on the product. There were no commercial sales of PDGF to J&J from the first quarter 1999 through the first quarter 2000, and net sales of PDGF were $36.4 million in

1998. The decline in sales from 1998 to 1999 was due to a lack of orders from J&J in 1999. In addition, the Company increased its product returns allowance in 1999.

    DEPOCYT-REGISTERED TRADEMARK- In October 1999, SkyePharma, the manufacturer of DepoCyt-Registered Trademark-, discovered and recalled two
DepoCyt-Registered Trademark- lots that did not meet manufacturing specifications. The commercial supply of this product was on hold while the Company and SkyePharma were working with the FDA to resolve various issues related to the manufacture of the product. In October 2000, the Company submitted a request for FDA approval to relaunch DepoCyt-Registered Trademark-. Management of the Company believes that this event did not have a material impact on the results of operations for fiscal year 2000. In the first quarter 2001, the FDA granted clearance for the Company and SkyePharma to recommercialize DepoCyt-Registered Trademark-.

    The Company expects the competitive pressures related to many of its biopharmaceutical products to continue into the foreseeable future as a result of the introduction of competing products into the market, as listed in Part I,
Item 1. "Business--Competition" above.

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. Up-front refundable fees are deferred and recognized as revenues when earned or when all performance obligations are completed. Up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. In 2000, 1999 and 1998, the biopharmaceuticals segment recognized collaborative agreement revenues of $17.6 million, $20.0 million and $30.5 million, respectively.

    NOVARTIS AG Under the terms of a November 1995 agreement with Novartis, Chiron granted Novartis a license to utilize Chiron's combinatorial chemistry techniques. In exchange for this license, Novartis agreed to pay Chiron
$26.0 million over a five-year period, subject to certain adjustments. In addition, this agreement provides for research funding by Novartis, and certain up-front milestone and royalty payments, as well as product commercialization rights for both parties. In connection with this agreement, Chiron recognized collaborative agreement revenues of $3.3 million, $4.2 million and $6.0 million in 2000, 1999 and 1998, respectively. This agreement ended in the fourth quarter 2000.

    In November 1996, Chiron and Novartis entered into a consent order with the Federal Trade Commission pursuant to which Chiron agreed to grant a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents related to the HSV-tk gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which, Novartis agreed to pay Chiron up to $60.0 million over five years. In connection with this agreement, Chiron recognized collaborative agreement revenues of $10.0 million in both 2000 and 1999 and $15.0 million in 1998.

    The Company's "Other" segment also earns collaborative agreement revenues under a third Novartis agreement. See "Other--Collaborative agreement revenues" below.

    S*BIO In the second quarter 2000, the Company invested in a Singapore-based venture, S*BIO Pte Ltd ("S*BIO"), to research and develop therapeutic, diagnostic and vaccine products. The Company also granted to S*BIO certain rights to the Company's gene expression and combinatorial chemistry technology. Under this arrangement, the Company will receive $22.0 million over two years for technology transfer. In the fourth quarter 2000, the Company recognized collaborative agreement revenues of $2.8 million under this arrangement. In addition, the Company will receive certain milestone payments and various royalties on future product sales if S*BIO commercializes a product using the Company's gene expression and combinatorial chemistry technology. However, there can be no assurance that S*BIO will meet its development objectives or commercialize a product using Chiron's gene expression and combinatorial chemistry technology.

    MEDIVIR AB In 1999, Medivir licensed certain of Chiron's combinatorial chemistry technology for use in the research and development of pharmaceuticals for human use. Revenue recognized under this agreement was $2.0 million in 1999. If Medivir commercializes a product using Chiron's combinatorial chemistry technology, Chiron will receive up to an additional $3.6 million in royalties on product sales. However, there can be no assurance that Medivir will commercialize a product using Chiron's combinatorial chemistry technology.

    The balance of collaborative agreement revenues recognized in the biopharmaceuticals segment consisted of various other agreements, which individually were not significant.

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

    ROYALTY AND LICENSE FEE REVENUES The biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon-Registered Trademark-, recombinant insulin and glucagon products, as well as license fees for technologies, such as HCV patents, used by third parties. Up-front refundable fees are deferred and recognized as revenues when earned or when all performance obligations are completed. Up-front nonrefundable license fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable license fees are deferred and amortized over the performance period. In 2000, 1999 and 1998, the biopharmaceuticals segment recognized royalty and license fee revenues of $50.9 million, $52.4 million and $47.6 million, respectively.

    BETAFERON-REGISTERED TRADEMARK- The Company earns royalties on Schering AG's European sales of Betaferon-Registered Trademark-. In 2000, 1999 and 1998, Chiron recognized $35.7 million, $29.7 million and $28.6 million, respectively, under this arrangement. As discussed in "Product sales--Betaseron-Registered Trademark-" above, the increase in 2000 as compared with 1999 primarily was related to increased utilization of beta interferon therapy for secondary progressive multiple sclerosis in Europe, offset by a weaker exchange rate of the Euro as compared with the U.S. dollar. The increase in 1999 as compared with 1998 primarily was related to the approval in 1999 of Betaseron-Registered Trademark- for secondary progressive multiple sclerosis in Europe and overall market expansion, offset by the decrease in the contractual rate discussed in "Product sales--Betaseron-Registered Trademark-" above.

    DEPOCYT-REGISTERED TRADEMARK- In 2000, royalty and license fee revenues included $3.5 million recognized upon the resumption of Phase IV clinical trials for DepoCyt-Registered Trademark- in December 2000. In 1999, royalty and license fee revenues included $9.7 million recognized upon the grant of a European and Canadian DepoCyt-Registered Trademark- license to SkyePharma in April 1999.

    GLAXO GROUP LIMITED Under a 2000 agreement with Glaxo Group Limited (now part of GlaxoSmithKline), Chiron granted to GlaxoSmithKline rights under certain Chiron HCV patents. The agreement provides for certain milestone payments and minimum annual royalties. If GlaxoSmithKline commercializes products using Chiron's HCV patents, the agreement provides for royalties on future product sales, against which the minimum annual royalties will be applied. However, there can be no assurance that GlaxoSmithKline will meet such development objectives or commercialize a product using Chiron's HCV patent rights.

    PHARMACIA & UPJOHN In January 1998, Chiron recognized $5.0 million related to an up-front nonrefundable license fee received from Pharmacia to research, develop, manufacture and commercialize therapeutic products for the treatment of HCV in humans.

    OTHER Chiron estimates recombinant insulin and glucagon royalty revenues based on previous period actual recombinant insulin and glucagon product sales. Chiron recognized $6.1 million, $11.2 million and $13.0 million in 2000, 1999 and 1998, respectively, under this arrangement. The decrease in 2000 as compared with 1999 primarily was due to a $5.0 million positive adjustment related to a royalty audit recovery in 1999. The decrease in 1999 as compared with 1998 primarily was due to a contractual decrease in the insulin royalty rate that was effective on January 1, 1999, offset by the $5.0 million positive adjustment related to a royalty audit recovery in 1999.

    The balance of royalty and license fee revenues recognized in the biopharmaceuticals segment consisted of various other agreements, which individually were not significant.

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

    OTHER REVENUES In 2000, 1999 and 1998, the biopharmaceuticals segment recognized other revenues of $16.4 million, $14.9 million and $13.5 million, respectively.

    CONTRACT MANUFACTURING REVENUES In 2000, 1999 and 1998, biopharmaceuticals' other revenues included $13.3 million, $13.3 million and $1.4 million, respectively, of contract manufacturing revenues. The increase in 1999 as compared with 1998 was due to the Company's effort to further utilize its excess manufacturing capacity. The Company entered into several agreements in 1999 to provide contract manufacturing services to a variety of clients.

    AREDIA-REGISTERED TRADEMARK- (PAMIDRONATE DISODIUM FOR INJECTION) From 1994 through April 1998, Chiron promoted Aredia-Registered Trademark- on behalf of Novartis. In April 1998, this arrangement concluded. In connection with this arrangement, Chiron recognized other revenues of $9.8 million in 1998.

    The balance of other revenues recognized in the biopharmaceuticals segment consisted of various other arrangements, which individually were not significant.

    Biopharmaceuticals' other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

    GROSS PROFIT Biopharmaceutical gross profit as a percentage of net product sales was 70%, 68% and 69% in 2000, 1999 and 1998, respectively. The increase in biopharmaceutical gross profit margins in 2000 as compared with 1999 primarily was related to a favorable mix of biopharmaceutical product sales. The decrease in biopharmaceutical gross profit margins in 1999 as compared with 1998 primarily was related to no 1999 commercial sales of PDGF, offset by manufacturing efficiencies and the conclusion of certain promotional pricing campaigns in 1999.

    Biopharmaceutical gross profit percentages may fluctuate significantly in future periods as the biopharmaceutical product mix changes.

    RESEARCH AND DEVELOPMENT In 2000, 1999 and 1998, the biopharmaceuticals segment recognized research and development expenses of $221.8 million, $214.1 million and $172.8 million, respectively. The increase in research and development spending in 2000 as compared with 1999 was due to the furtherance of the Company's clinical trials related to Proleukin-Registered Trademark- for HIV and TFPI for severe sepsis, offset by the timing of various other clinical trials, including FGF for coronary and peripheral artery diseases. In addition, the acquisition of PathoGenesis contributed research and development expenses of $9.0 million in 2000. The increase in research and development spending in 1999 as compared with 1998 was due, in part, to $9.6 million of milestone and research-funding payments related to the Company's collaboration agreements with Medivir AB. Also contributing to the increase in biopharmaceutical research and development expense was the furtherance of the Company's clinical trials related to Proleukin-Registered Trademark- for HIV, IGF-I for osteoarthritis, FGF for coronary artery disease and TFPI for severe sepsis.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL AND ADMINISTRATIVE In 2000, 1999 and 1998, the biopharmaceuticals segment recognized selling, general and administrative ("SG&A") expenses of $50.1 million, $50.0 million and $36.6 million, respectively. The acquisition of PathoGenesis contributed SG&A expenses of $9.3 million in 2000. SG&A expenses in 2000 also were affected by the Company's worldwide implementation of its integrated information system in April 1999, offset by a change in the method of allocating certain legal costs to segments. In 2000, the Company allocated certain legal costs to the "Other" segment, whereas in 1999, the Company allocated these certain legal costs to all segments. The increase in SG&A expenses in 1999 as compared with 1998 primarily was due to increased sales and marketing costs related to the launch of DepoCyt-Registered Trademark- in April 1999, increased patent litigation costs and the Company's worldwide implementation of its integrated information system in April 1999. In addition, in 1999, the biopharmaceuticals segment recognized a reduction in SG&A expenses of $6.0 million resulting from a change in estimated property tax accruals associated with its Puerto Rico facility, which was sold in June 1998.

VACCINES

    PRODUCT SALES Chiron sells pediatric and adult vaccines in Germany, Italy, the United Kingdom and other international markets. Certain of the Company's vaccine products, particularly its flu vaccines, are seasonal and typically have higher sales in the third quarter of the year. In 2000, 1999 and 1998, vaccine product sales were $344.5 million, $208.7 million and $176.8 million, respectively.

    The increase in sales in 2000 as compared with 1999 primarily was due to shipments of Menjugate-TM-, Chiron's conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C, to the United Kingdom, Ireland, Spain and Hungary. In March 2000, the Company received approval in the United Kingdom to market Menjugate-TM-. During 2000, the Company shipped $101.5 million of Menjugate-TM- under a tender to the NHS for a universal vaccination program in the United Kingdom. In addition, in July 2000, the Department of Health ("DoH") extended a tender to the Company to supply Menjugate-TM- for a universal vaccination program in Ireland. Under that tender, the Company will ship approximately $13.0 million of Menjugate-TM- to Ireland, of which the Company shipped $6.8 million in 2000. The Company expects to ship the remaining Menjugate-TM- under the tender through April 2001. In
October 2000, the United Kingdom's Medicines Control Agency and the Irish Medicines Board approved the use of Menjugate-TM- in vaccinating infants. The United Kingdom and Ireland tenders for Menjugate-TM- included the application for infant indication. Shipments to the United Kingdom for infant indication commenced in the first quarter 2001. Menjugate-TM- shipped to Ireland may now also be used in vaccinating infants. The Company is exploring opportunities for additional Menjugate-TM- sales in other countries; however, the Company does not expect Menjugate-TM- shipments in 2001 to be commensurate with those in 2000.

    Also contributing to the increase in 2000 vaccine product sales as compared with 1999 was an increase in flu vaccine sales, attributed to (i) increasing demand, (ii) manufacturing problems of certain of the Company's competitors and
(iii) the launch of Fluad-TM-, the Company's adjuvanted influenza vaccine, in Italy, Germany and Austria. The 2000 increase also was attributable to the re-launch of the Company's tick-borne encephalitis vaccine. In May 2000, the Company received approval in certain western European countries to market Fluad-TM-. In the first half of 1999, the Company's tick-borne encephalitis vaccine inventory failed to meet manufacturing specifications for purity and a portion of inventory was written off.

    The increase in sales in 1999 as compared with 1998 was driven by (i) the Company's acquisition of the remaining 51% interest in, and consolidation of, Chiron Behring in the second quarter 1998 (see "Equity in earnings of unconsolidated joint businesses" below), which accounted for $25.4 million in product sales; (ii) increased flu vaccine sales due to a one-time $4.2 million sale of adult influenza vaccine to Argentina in the first quarter 1999 and growth in the flu vaccine market; and (iii) increased rabies vaccine sales as the Company gained additional market share.

    The Company expects the competitive pressures related to many of its vaccine products to continue into the foreseeable future as a result of the introduction of competing products into the market, including new combination vaccines.

    EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT BUSINESSES On July 1, 1996, Chiron acquired a 49% interest in Chiron Behring. On March 31, 1998, Chiron acquired the remaining 51% interest in Chiron Behring (see Note 5 of "Notes to Consolidated Financial Statements"). From July 1, 1996 through the first quarter 1998, the vaccines segment's equity in earnings of unconsolidated joint businesses included Chiron's 49% share of the after-tax operating results of Chiron Behring. Chiron's share of earnings from the joint business was $2.4 million for the three months ended March 31, 1998. Beginning March 31, 1998, Chiron Behring's results were consolidated with those of the Company.

    ROYALTY AND LICENSE FEE REVENUES The vaccines segment earns royalties on third party sales of and license fees on several products. Up-front refundable fees are deferred and recognized as revenues when earned or when all performance obligations are completed. Up-front nonrefundable license fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable license fees are deferred and amortized over the performance period. In 2000, 1999 and 1998, the vaccines segment recognized royalty and license fee revenues of $29.0 million, $30.5 million and $49.1 million, respectively.

    SMITHKLINE BEECHAM In August 1998, Chiron recognized $24.0 million related to a license fee received from SmithKline Beecham (now part of GlaxoSmithKline) to use certain vaccine product technologies. The agreement provides for royalties on future product sales, under which Chiron recognized $7.0 million, $7.3 million and $3.7 million of such royalties in 2000, 1999 and 1998, respectively. The decrease in 2000 as compared with 1999 primarily was related to a decrease in GlaxoSmithKline sales due to competitive combination vaccine products. The increase in 1999 as compared with 1998 was due to the execution of the license agreement in August 1998, as indicated above.

    OTHER Under one arrangement, Chiron recognized $8.0 million, $11.3 million and $9.4 million in 2000, 1999 and 1998, respectively, of royalty revenues on third party sales of HBV vaccine products, HAV vaccine products and rabies vaccine products. The decrease in 2000 as compared with 1999 was due to competitive combination HBV products, as well as the HAV royalty arrangement, which expired in 1999, and, to a lesser extent, the rabies royalty arrangement, which expired in the second quarter 1999. The increase in 1999 as compared with 1998 was due to the acquisition and consolidation of Chiron Behring in the second quarter 1998, which contributed $3.4 million to royalty and license fee revenues. Under another arrangement, the Company also earns royalties on third party sales of HBV products. Royalty revenues recognized under the HBV royalty arrangement were $11.0 million, $11.9 million and $12.0 million in 2000, 1999 and 1998, respectively.

    The balance of royalty and license fee revenues recognized in the vaccines segment consisted of various other agreements, which individually were not significant.

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

    OTHER REVENUES In 2000, 1999 and 1998, the vaccines segment recognized other revenues of $21.7 million, $27.3 million and $22.5 million, respectively.

    COMMISSION REVENUES The Company earns commission revenues on sales of HBV vaccine and immunoglobulin products. Commission revenues were $7.7 million, $13.9 million and $10.4 million in 2000, 1999 and 1998, respectively. The decrease in commission revenues in 2000 as compared with 1999 primarily was related to a decrease in sales of the monovalent HBV vaccine product due to competitive combination vaccines. The increase in commission revenues in 1999 as compared with 1998 was due to the acquisition and consolidation of Chiron Behring in the second quarter 1998.

    NATIONAL INSTITUTES OF HEALTH In the second quarter 2000, the Company entered into an agreement with the National Institutes of Health ("NIH") to advance its HIV vaccine program into human clinical trials. Under this arrangement, the Company could receive $23.2 million over five years. The Company recognized $2.0 million in 2000 under this arrangement.

    The balance of other revenues recognized in the vaccines segment consisted of various other agreements, which individually were not significant.

    Vaccines' other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

    GROSS PROFIT Vaccine gross profit as a percentage of net product sales was 65%, 52% and 49% in 2000, 1999 and 1998, respectively. The increase in vaccine gross profit margins in 2000 as compared with 1999 primarily was related to
(i) sales of Menjugate-TM-; (ii) manufacturing efficiencies resulting from increased production; and (iii) a favorable mix of vaccine product sales. A significant portion of Menjugate-TM- production occurred in 1999. As the Company had not received approval to market Menjugate-TM- as of the end of fiscal year 1999, the Company expensed manufacturing costs to research and development. The increase in vaccine gross profit margins in 1999 as compared with 1998 primarily was related to (i) manufacturing efficiencies resulting from increased production; offset by (ii) an unfavorable mix of vaccine products and (iii) an inventory write-off of a portion of the Company's tick-borne encephalitis vaccine inventory that failed to meet manufacturing specifications for purity during the first half of 1999.

    Vaccine gross profit percentages may fluctuate significantly in future periods as the vaccine product mix changes.

    RESEARCH AND DEVELOPMENT In 2000, 1999 and 1998, the vaccines segment recognized research and development expenses of $62.3 million, $72.5 million and $103.5 million, respectively. The decrease in research and development spending in 2000 as compared with 1999 primarily was due to receipt of approval for sales of Menjugate-TM- in March 2000, as discussed in "Gross profit" above, offset by increased spending due to the furtherance of the Company's clinical trials related to various vaccine programs. The decrease in research and development spending in 1999 as compared with 1998 primarily was due to the restructuring of the vaccines' segment research and development department following the acquisition and consolidation of Chiron Behring in the second quarter 1998. This decrease was offset by the furtherance of the Company's clinical trials related to Menjugate-TM- and the acquisition and consolidation of Chiron Behring in the second quarter 1998.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL AND ADMINISTRATIVE In 2000, 1999 and 1998, the vaccines segment recognized SG&A expenses of $76.1 million, $79.5 million and $66.4 million, respectively. The decrease in SG&A expenses in 2000 as compared with 1999 was due to (i) a change in the method of allocating certain legal costs to segments, as discussed previously, offset by an increase in SG&A expenses due to (ii) the Company's re-launch of its tick-borne encephalitis vaccine product in the first quarter 2000 and (iii) the worldwide implementation of its integrated information system in April 1999. The increase in SG&A expenses in 1999 as compared with 1998 primarily was due to the acquisition and consolidation of Chiron Behring, which contributed an additional $10.7 million to SG&A expenses in 1999, combined with the Company's worldwide implementation of its integrated information system in April 1999.

BLOOD TESTING

    PRODUCT SALES In 2000, 1999 and 1998, the blood testing segment recognized product sales of $43.1 million, $25.4 million and $20.6 million, respectively.

    ORTHO Under the Ortho arrangement, the Company performs manufacturing services related to immunodiagnostic products. The Company recognized product sales under this agreement of $20.7 million, $18.4 million and $20.6 million in 2000, 1999 and 1998, respectively. The increase in 2000 as compared with 1999 primarily was due to the timing of manufacturing services. The decrease in 1999 as compared with 1998 was due to a shift in revenues from product sales to collaborative agreement revenues, since certain activities that had been characterized previously as manufacturing services were recharacterized as research services.

    NAT Under the collaboration agreement with Gen-Probe, Chiron and Gen-Probe jointly participate in new assay and instrument research and development while Gen-Probe performs certain product development and assay and instrument manufacturing functions. Currently, Gen-Probe is the only manufacturer of NAT products using TMA technology. Worldwide product sales related to tests and instruments were $22.4 million and $7.0 million in 2000 and 1999, respectively.

    The Company has contracts with various agencies and distributors worldwide. In addition, evaluation studies are being conducted to consider the adoption of NAT for blood screening in different countries. Product revenues are recognized based on the details of each contract--from cost recovery pricing for IND applications to contracted price per donation.

    In the U.S., the Company began recognizing revenues from sales of nucleic acid tests under an IND application in the second quarter 1999. In the second quarter 2000, the Company signed a contract with the U.S. military to test U.S. Army blood donations using the TMA assay. In the third quarter 2000, (i) the Company assumed primary account responsibility for a key U.S. customer, which resulted in increased product sales, and (ii) the Company's remaining U.S. customers renewed their agreements, with price increases, for NAT products. In January 2001, Chiron and Gen-Probe completed submission of data to the FDA for the Procleix-TM- instruments and assays. There can be no assurance as to the receipt of FDA approval or the timing of any such approval.

    In France, the French government has announced its intention to adopt NAT for blood screening by the end of the second quarter 2001. In 2000, the Company began recognizing revenue for assay sales and instrument rentals to several regional blood testing centers in France in connection with evaluation studies, which were completed in the second quarter 2000. The Company is now responding to a tender offer issued in France to provide NAT blood screening assays and instruments. The outcome and impact of the upcoming decision on future revenues in France is not yet known.

    In Australia, the Company signed, and began recognizing revenue under, an exclusive contract with the Australian Red Cross Blood Service to provide blood testing products for NAT screening in the fourth quarter 1999. In Singapore, the Company signed a contract with a local distributor in the second quarter

2000 to provide blood testing products for NAT screening and expects to recognize product sales in the first quarter 2001.

    The Company expects the competitive pressures related to many of its blood testing products to continue into the foreseeable future as a result of the introduction of competing products into the market, as listed in Part I, Item 1. "Business--Competition" above.

    EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT BUSINESSES In 2000, 1999 and 1998, Chiron's earnings from its joint business with Ortho were $84.2 million, $78.1 million and $73.5 million, respectively. The overall increase in 2000 as compared with 1999 primarily was due to increased profitability of Ortho's foreign affiliates. The overall fluctuations in 1999 as compared with 1998 primarily were due to certain adjustments made during the first quarters of 1999 and 1998. In the first quarter 1999, an inventory adjustment resulted in a charge of $0.7 million, as compared with a charge of $4.1 million recognized in the first quarter 1998.

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. Up-front refundable fees are deferred and recognized as revenues when earned or when all performance obligations are completed. Up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. In 2000, 1999 and 1998, the blood testing segment recognized collaborative agreement revenues of $11.7 million, $9.9 million and $5.0 million, respectively.

    Under the Ortho arrangement, the Company performs research services related to immunodiagnostic products. The Company recognized revenues under this agreement of $10.1 million, $8.3 million and $5.0 million in 2000, 1999 and 1998, respectively. The fluctuation between 2000 and 1999 primarily was due to the timing of research services. The fluctuation between 1999 and 1998 primarily was due to the shift in revenues from product sales to collaborative agreement revenues. As discussed above, certain activities that had been characterized previously as manufacturing services were recharacterized as research services.

    Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of the blood testing collaborative agreement revenues, results in any one year are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current collaborative agreement revenues will not decline.

    ROYALTY AND LICENSE FEE REVENUES The blood testing segment will earn royalties on blood donations tested with third party NAT products that utilize certain of Chiron's HCV and HIV patents.

    In the fourth quarter 2000, the Company entered into three agreements with Roche related to the settlement of certain litigation in the U.S. and certain other countries. Under one of the agreements, Chiron will earn royalties on blood donations tested with Roche's NAT products that utilize Chiron's HCV and HIV patents. The Company will recognize revenue under this arrangement in the first quarter 2001 continuing through 2003. The agreement contemplates future negotiation that may result in the extension and expansion of this relationship. The Company's "Other" segment will also earn royalty and license fee revenues under the other two Roche agreements. See "Other--Royalty and license fee revenues" below.

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

    GROSS PROFIT Blood testing gross profit as a percentage of net product sales was 30%, 8% and (4%) in 2000, 1999 and 1998, respectively. The increase in blood testing gross profit margins in 2000 as compared with 1999 primarily was related to a favorable mix of blood testing product sales. As discussed in "Product sales" above, Chiron began recognizing NAT product sales for one of its key U.S. customers, which previously were recorded as collaborative agreement revenues, in July 2000, and the remaining U.S. customers renewed their agreements during the third quarter 2000, which resulted in price increases for NAT products. In addition, the Company recognized NAT product sales in 2000 related to Australia. The increase in blood testing gross profit margins in 1999 as compared with 1998 primarily was related to the sale of NAT products, which began in the second quarter 1999.

    Blood testing gross profit percentages may fluctuate significantly in future periods as the blood testing product mix changes.

    RESEARCH AND DEVELOPMENT In 2000, 1999 and 1998, the blood testing segment recognized research and development expenses of $14.9 million, $10.0 million and $7.0 million, respectively. The increase in research and development spending in 2000 as compared with 1999, and in 1999 as compared with 1998, was due to an increase in development costs related to the NAT business.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    SELLING, GENERAL AND ADMINISTRATIVE In 2000, 1999 and 1998, the blood testing segment recognized SG&A expenses of $21.5 million, $16.6 million and $2.5 million, respectively. The increase in SG&A expenses in 2000 as compared with 1999 primarily was due to an increase in SG&A expenses associated with the NAT business and, to a lesser extent, the Company's worldwide implementation of its integrated information system in April 1999, partially offset by a change in the method of allocating certain legal costs to segments, as discussed previously. The increase in SG&A expenses in 1999 as compared with 1998 primarily was due to increased sales and marketing expenses related to the launch of NAT in the second quarter 1999, increased patent litigation costs and the Company's worldwide implementation of its integrated information system in April 1999.

OTHER

    COLLABORATIVE AGREEMENT REVENUES Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. Up-front refundable fees are deferred and recognized as revenues when earned or when all performance obligations are completed. Up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. In 2000, 1999 and 1998, the other segment recognized collaborative agreement revenues of $3.0 million, $46.2 million and $54.4 million, respectively.

    NOVARTIS AG In December 1995, Chiron and Novartis entered into an agreement under which Novartis agreed to provide, at Chiron's request, research funding for certain projects. The funded projects currently consist of adult and pediatric vaccines, IGF-I, Factor VIII and HSV-tk. Based upon a December 2000 amendment, Novartis has agreed to fund through December 31, 2001, at Chiron's request and subject to certain annual and aggregate limits, up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. In December 1999, Chiron and Novartis amended this agreement to increase the aggregate maximum amount of funding provided by Novartis from $250.0 million to $265.0 million. Under this agreement, in 2000, 1999 and 1998, Chiron recognized collaborative agreement revenues of $3.0 million, $46.2 million and $54.4 million, respectively. In 2001, the amount of funding available to be provided by Novartis is limited to $9.1 million.

    Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of the Company's collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current collaborative agreement revenues will not decline. In particular, the research funding agreement with Novartis will expire on December 31, 2001, and there can be no assurance that new relationships will be established.

    ROYALTY AND LICENSE FEE REVENUES The other segment earns royalties on third party sales of and license fees on several products. Up-front refundable fees are deferred and recognized as revenues when earned or when all performance obligations are completed. Up-front nonrefundable license fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable license fees are deferred and amortized over the performance period. In 2000, 1999 and 1998, the other segment recognized royalty and license fee revenues of $110.6 million, $60.0 million and $28.6 million, respectively.

    ROCHE PCR AGREEMENT In accordance with a July 1991 agreement with Roche, the Company received royalties on sales of PCR products sold by Roche. In 2000, 1999 and 1998, Chiron recognized $26.3 million, $15.7 million and $15.3 million, respectively, of royalty and license fee revenues related to this agreement. Roche's sales of PCR products increased in 2000 as compared with 1999. Also in 2000, the Company recorded a $3.3 million positive adjustment related to the Roche agreement. Chiron estimated royalties on PCR product sales based on previous period actual sales. In the following quarter, Chiron recorded an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual PCR product sales for that period. Roche's royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter 2000.

    ABBOTT LABORATORIES In 1999, Chiron entered into a cross-license agreement with Abbott, under which Chiron granted to Abbott rights under Chiron's HCV patents. In exchange for these rights, Abbott paid Chiron a license fee of $10.0 million, which became nonrefundable and was recognized as revenue in the second quarter 2000. In addition, the cross-license agreement provides for royalties to Chiron on HCV products sold by Abbott.

    BAYER CROSS-LICENSE AGREEMENT In connection with the sale of Chiron Diagnostics to Bayer, Chiron granted to Bayer rights under certain Chiron patents, including rights under patents relating to HIV and HCV. In exchange for these rights, Bayer paid to Chiron a license fee of $100.0 million, which becomes nonrefundable over a period of three years. Chiron recognized license fee revenues of $29.2 million, $39.2 million and $13.3 million in 2000, 1999 and 1998, respectively, which represent the portions of the $100.0 million payment that became nonrefundable during those periods. In addition, the cross-license agreement provides for royalties to Chiron on HIV and HCV products sold by Bayer. Chiron recognized $5.1 million in both 2000 and 1999 of royalty revenues related to this agreement.

    ROCHE SETTLEMENT In the fourth quarter 2000, the Company entered into three agreements with Roche related to the settlement of litigation in the U.S. and certain other countries.

    Under the first agreement, Chiron was paid $85.0 million, of which $40.0 million was recognized in the fourth quarter 2000. Of the $40.0 million, $34.0 million was for past sales and $6.0 million was for current sales related to Roche's use of Chiron's HCV patent in its IN VITRO diagnostic products. The remaining $45.0 million, which was deferred and becomes nonrefundable over time, will be recognized as revenue through 2005 as royalties on future sales related to Roche's use of Chiron's HCV patent in its IN VITRO diagnostic products.

    Under the second agreement, Chiron received $10.0 million in the fourth quarter 2000 and received $10.0 million in the first quarter 2001. These amounts include a nonrefundable license fee and royalties for past sales related to Roche's use of Chiron's HIV patent in its IN VITRO diagnostic products in Europe. The $10.0 million that was received in the fourth quarter 2000 became nonrefundable in January 2001 when the European Patent Office upheld the Company's HIV patent (for more information, refer to Part I, Item 3. "Legal Proceedings") and will be recognized as revenue in the first quarter 2001. The $10.0 million that was received in the first quarter 2001 will be recognized as revenue in the period that it is earned. Also, the Company will recognize additional revenue of $10.0 million under this arrangement when and if its patents on HIV are issued in the U.S.

    Under both the HCV and HIV license arrangements, Chiron will also earn royalties on Roche's future sales of IN VITRO diagnostic products for HCV and HIV. Such royalties will continue through the lives of the HCV and HIV patents. Issued HCV patents begin to expire in 2015 for the U.S. and in 2010 for Europe. The issued HIV patent in Europe expires in 2005. The HIV patent life in the U.S. will depend upon the decision by the U.S. patent authorities.

    See "Blood testing--Royalties and license fee revenues" above for a discussion of the third agreement.

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

    OTHER REVENUES Chiron recognized one-time net revenues of $12.5 million in 1998 in exchange for granting Bayer a license to use, reproduce and sell certain technology developed by Chiron's informatics business. The Company ceased all informatics activity in 1998; therefore, the Company does not anticipate future revenues from this technology.

    RESEARCH AND DEVELOPMENT In 1999 and 1998, the other segment recognized research and development expenses of $6.8 million and $3.3 million, respectively. Research and development spending in the other segment tends to fluctuate based on the timing of license and collaboration agreements. The increase in research and development spending in 1999 as compared with 1998 was due to $5.0 million of license fees related to the Company's FGF patent and license agreement with Scios, Inc. ("Scios"). Under this agreement, in 1999, the Company also advanced Scios an additional $7.5 million in exchange for a promissory note, which may be forgiven if certain conditions are met. The Company may pay an additional $12.0 million in licensing fees if certain development objectives are met.

    SELLING, GENERAL AND ADMINISTRATIVE In 2000, 1999 and 1998, the other segment recognized SG&A expenses of $72.0 million, $34.8 million and $37.1 million, respectively. The increase in SG&A expenses in 2000 as compared with 1999 was due to (i) costs associated with the integration of PathoGenesis;

(ii) increased payroll related expenses and patent litigation costs; (iii) the Company's worldwide implementation of its integrated information system in April 1999; and (iv) a change in the method of allocating certain legal costs to segments, as discussed previously. The decrease in SG&A expenses in 1999 as compared with 1998 was due to decreased costs associated with the December 1998 disposition of Chiron Diagnostics, offset by the Company's worldwide implementation of its integrated information system in April 1999.

    WRITE-OFF OF PURCHASED IN-PROCESS TECHNOLOGIES The write-off of purchased in-process technologies was $171.6 million and $1.6 million in 2000 and 1998, respectively.

    On September 21, 2000, Chiron acquired PathoGenesis and accounted for the acquisition under the purchase method of accounting. A portion of the purchase price was allocated to purchased in-process technologies for $171.6 million and was written off entirely in the fourth quarter 2000. The write-off of purchased in-process technologies represented the fair value at the acquisition date, calculated utilizing the income approach, of the portion of certain in-process research and development projects that were not reliant upon core technology. Core technology represents technology that has been utilized in approved or commercialized products. Certain research and development projects deemed too early in terms of completion metrics and any future yet-to-be-defined technologies were not included in the calculation of in-process technologies. The Company does not anticipate that there will be any alternative future use for the in-process technologies that were written off. In valuing the purchased in-process technologies, the Company used probability-of-success-adjusted cash flows and a 15% discount rate. Cash inflows from any one in-process product were assumed to commence between 2002 and 2008. As with all biotechnology products, the probability of commercial success for any one research and development project is highly uncertain.

    On March 31, 1998, Chiron acquired the remaining 51% interest in Chiron Behring (see Note 5 of "Notes to Consolidated Financial Statements") and accounted for the acquisition under the purchase method of accounting. A portion of the purchase price was allocated to purchased in-process technologies for $1.6 million and was written off entirely in the second quarter 1998.

    AMORTIZATION EXPENSE The Company's other segment recognized amortization expense of $9.6 million in 2000. As discussed above, Chiron acquired PathoGenesis on September 21, 2000 and accounted for the acquisition under the purchase method of accounting. A portion of the purchase price was allocated to purchased technologies, acquired intangible assets and goodwill, all of which will be amortized on a straight-line basis over the estimated useful life of each intangible asset. Purchased technologies represented the fair value of research and development projects, which will be developed further and supported after the acquisition date, and are being amortized on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents, databases and the work force, which are being amortized on a straight-line basis over 5 to 16 years. Goodwill is being amortized on a straight-line basis over 15 years. Chiron will evaluate periodically the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values.

    RESTRUCTURING AND REORGANIZATION The Company recorded restructuring and reorganization charges related to (i) the integration of its worldwide vaccines operations, (ii) the closure of its Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility and facility-related costs. The closure of its Puerto Rico and St. Louis facilities and the ongoing restructuring of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 400 positions in manufacturing, research, development, sales, marketing and administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

    During 1999, the Company decided to retain 18 of those 400 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 382. Again during 2000, the Company decided to retain 11 of those 382 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 371. Included in the 371 positions were 36 positions at the Company's Amsterdam facility. These positions were transferred to the buyer in January 2000 (see "Gain (loss) on sale of assets" below) in connection with the December 1999 sale of the Amsterdam facility.

    For the year ended December 31, 2000, the Company recorded net restructuring and reorganization charge reversals of $0.4 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the retention of 11 of the 382 positions. As described above, the Company adjusted the number of positions for elimination to 371, of which 356 had terminated as of December 31, 2000.

    For the year ended December 31, 1999, the Company recorded net restructuring and reorganization expenses of $0.2 million, which included a charge of $3.9 million and a charge reversal of $3.7 million. The charge of $3.9 million primarily related to termination and other employee-related costs recognized in connection with the elimination of 28 positions at the Company's Italian manufacturing facility, of which 24 of these positions had terminated as of December 31, 1999. The charge reversal of $3.7 million related to (i) revised estimates of facility-related accruals recorded in connection with the closure of the St. Louis facility and (ii) revised estimates of termination and other employee-related costs recorded in connection with the transfer of 36 positions at the Company's Amsterdam facility to the buyer and the retention of 18 of the 400 positions. As described above, the Company adjusted the number of positions for elimination to 382, of which 319 had terminated as of December 31, 1999.

    For the year ended December 31, 1998, the Company recorded net restructuring and reorganization expenses of $26.8 million, which included a charge of $30.7 million and a charge reversal of $3.9 million. The charge of $30.7 million consisted of (i) termination and other employee-related costs recorded in connection with the elimination of the 400 positions, of which 167 had terminated as of December 31, 1998, and (ii) facility-related costs recorded in connection with the closure of the St. Louis facility and the ongoing restructuring of its business operations. The charge reversal of $3.9 million primarily resulted from a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the closure of the Puerto Rico facility.

    The liabilities related to restructuring and reorganization are expected to be substantially settled within one to six years of accruing the related charges. Management expects employee and facility-related cost savings due to these restructuring activities in cost of sales, research and development expense and SG&A expense through 2008. The Company believes that it has begun to achieve these cost savings.

    OTHER OPERATING EXPENSES In 1999, Chiron recognized a reduction in other operating expenses of $13.4 million resulting from a reversal in estimated tax accruals related to certain employee payments recorded in 1995. The Company entered into tax indemnification agreements with certain officers and accrued an amount based upon the officers' related notional excise tax obligation. As the statute of limitations expired, based upon the officers' tax return filing dates, the Company reversed the related excise tax accrual to the extent that claims were not made against it.

    GAIN (LOSS) ON SALE OF ASSETS In December 1999, the Company sold its manufacturing facility in Amsterdam, resulting in a gain of $0.9 million. In August 1998, Chiron completed the sale of its manufacturing facility in St. Louis, Missouri, resulting in a gain on sale of assets of $1.5 million. In addition, in June 1998, the Company sold its fill and finishing facility in Puerto Rico, resulting in a gain of $6.2 million.

    In January 2001, the Company sold various assets of its San Diego facility. The Company anticipates that it will recognize a gain upon the sale of these assets in the first quarter 2001.

    GAIN ON SALE OF INTANGIBLE ASSETS In December 1999, the Company sold certain assets that it had developed or acquired in connection with its research and development of a Cytomegalovirus ("CMV") vaccine to Aventis Pasteur and recognized a gain of $7.5 million.

    INTEREST EXPENSE In 2000, 1999 and 1998, Chiron recognized interest expense of $12.8 million, $23.9 million and $24.7 million, respectively. The decrease in interest expense in 2000 as compared with 1999 primarily was due to the conversions of $253.8 million of the 1.90% convertible debentures to common stock through October 2000 and $98.4 million of the 5.25% convertible debentures to common stock through May 2000, as well as the repayment of the note payable to Novartis on January 4, 2000. The decrease in interest expense in 1999 as compared with 1998 primarily was due to lower average debt balances.

    OTHER INCOME, NET Other income, net, primarily consisted of interest income on the Company's cash and investment balances and other non-operating gains and losses. In 2000, 1999 and 1998, Chiron recognized interest income of $84.5 million, $83.8 million and $29.6 million, respectively. The increase in interest income in 2000 as compared with 1999 was due to gains realized on the termination of currency swaps related to the Company's German subsidiary and higher average interest rates. Due to the $720.7 million cash payment to purchase PathoGenesis, the Company does not expect interest income in following years to be commensurate with that in 2000 and 1999. The increase in interest income in 1999 as compared with 1998 primarily was due to higher average cash and investment balances attributable to the net cash proceeds received from the sale of Chiron Vision in the first quarter 1998 and Chiron Diagnostics in the fourth quarter 1998.

    In connection with its research and development collaborations, the Company may invest in equity securities of its collaborative partners. The price of these securities is subject to significant volatility. The Company performs periodic reviews for temporary or other than temporary impairment of its equity securities and records adjustments to the carrying values of those securities accordingly. In 2000, 1999 and 1998, Chiron recognized a loss attributable to the other-than-temporary impairment of certain of these equity securities of $5.0 million, $1.7 million and $8.4 million, respectively.

    In 2000, 1999 and 1998, Chiron recognized gains of $3.2 million,
$3.8 million and $4.5 million, respectively, related to the sale of certain equity securities. In addition, in 1999, Chiron recognized an unrealized holding gain of $3.4 million related to equity securities classified as trading.

    On December 31, 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. ("GIV"), a distribution business, to Henry Schein, Inc. and received payment in full of certain advances made by the Company to GIV, for a total of $31.7 million in cash. The sale resulted in a net gain of $1.8 million. The agreement also provided for Chiron to receive additional payments, calculated as a pre-determined percentage of Henry
Schein, Inc.'s gross profit, through 2003. The Company received $2.9 million in 2000.

    The Company hedged a portion of its exposure to the British pound in 2000 related to Menjugate-TM- sales. The Company settled this hedging contract upon substantial conclusion of Menjugate-TM- sales in the United Kingdom in the second quarter 2000. The settlement resulted in a gain of approximately
$5.4 million.

    The Company periodically evaluates the recoverability of its goodwill by comparing the projected undiscounted net cash flows associated with such goodwill against its respective carrying value. If the carrying value exceeds the projected undiscounted net cash flows, the Company would record a charge to operations to reduce the carrying value to the fair value. The Company has not recorded any such charge in 2000, 1999 or 1998.

    As circumstances dictate, the Company evaluates the recoverability of its other intangible and long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. If the carrying value exceeds the projected undiscounted net cash flows, the Company would record a charge to operations to reduce the carrying value to the fair value. The Company has not recorded any such charge in 2000, 1999 or 1998.

    INCOME TAXES The reported effective tax rate for 2000 was 84.4% of pretax income from continuing operations. The adjusted annual tax rate was 32.0% of pretax income from continuing operations, when taking into account (i) the write-off of purchased in-process technologies and amortization expense on goodwill and acquired identifiable intangible assets related to the PathoGenesis acquisition and (ii) $34.0 million of past royalty revenues related to the Roche settlement. The reported effective tax rate for 1999 was 18.0% of pretax income from continuing operations. The adjusted annual tax rate was 26.3% of pretax income from continuing operations, when adjusted for the impact of the reversal of a prior year valuation allowance, which resulted in the recognition of additional domestic deferred tax benefits of $12.9 million. The increase in the adjusted annual tax provision in 2000 as compared with 1999 primarily was due to an increase in income earned in foreign countries with marginal income tax rates higher than the marginal U.S. income tax rate, coupled with a decrease in net operating loss carryforwards available to offset such foreign income.

    The reported effective tax rate for 1998 was 20.0% of pretax income from continuing operations. The adjusted annual tax rate was 25.8% of pretax income from continuing operations, when adjusted for restructuring and reorganization charges, the gain on the sale of the Puerto Rico facility and $6.0 million of income recognized in 1998 due to a change in estimated property tax accruals related to the Puerto Rico facility. The increase in the adjusted annual tax rate in 1999 as compared with 1998 primarily was due to the benefit of certain tax losses and other tax benefits realized in 1998, substantially offset by a higher proportion of non-U.S. income subject to tax at lower rates in 1999.

    The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate.

    DISCONTINUED OPERATIONS In a strategic effort to focus on its core businesses of Biopharmaceuticals, Vaccines and Blood Testing, the Company completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. The "Gain (loss) on disposal of discontinued operations" consisted of the following as of December 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Gain on the sale of Chiron Diagnostics, gross...............  $    --    $    --    $529,669
Gain on the sale of Chiron Vision, gross....................       --         --     112,582
Reversal of reserves for contractual obligations to
  indemnify B&L.............................................    2,190      8,305          --
Gain on the sale of the Chiron Vision real estate assets,
  gross.....................................................       --      1,873          --
Other.......................................................     (708)     1,563        (527)
Income tax benefit (provision)..............................   (9,070)    20,432    (200,730)
                                                              -------    -------    --------
                                                              $(7,588)   $32,173    $440,994
                                                              =======    =======    ========

    CHIRON DIAGNOSTICS On November 30, 1998, Chiron completed the sale of its IN VITRO diagnostics business to Bayer for $1,013.8 million in cash, subject to certain post-closing adjustments. The results of operations for Chiron Diagnostics are reported as a discontinued operation for all periods presented in the Consolidated Statements of Operations. As a result, "Income from discontinued operations" of $7.1 million represented the net income of Chiron Diagnostics from January 1, 1998 through November 30, 1998. Chiron has provided customary indemnities under the terms of the Stock Purchase Agreement with Bayer.

    CHIRON VISION On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to B&L for approximately
$300.0 million in cash, subject to certain post-closing adjustments. The Company has provided customary indemnities under the terms of the Stock Purchase

Agreement with B&L. In 2000 and 1999, the Company reversed approximately $2.2 million and $8.3 million, respectively, reserved for contractual obligations to indemnify B&L against certain potential claims as such obligations had expired. This was recorded as a component of "Gain (loss) on disposal of discontinued operations."

    The Company retained certain Chiron Vision assets, including certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million, upon the completion of the sale. In July 1999, the Company recognized a gain of $1.9 million upon sale of a portion of these real estate assets. This gain was recorded as a component of "Gain (loss) on disposal of discontinued operations."

    INCOME TAXES In connection with the sale of Chiron Diagnostics and Chiron Vision, the Company recorded cumulative net deferred tax assets of $26.5 million and $26.0 million in 2000 and 1999, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. The Company also recorded corresponding valuation allowances of $26.5 million and $26.0 million in 2000 and 1999, respectively, to offset these deferred tax assets, as management does not believe that it is more likely than not that the deferred tax assets to which the valuation allowance relates will be realized. The future recognition of these deferred tax assets will be reported as a component of "Gain (loss) on disposal of discontinued operations."

    "Gain (loss) on disposal of discontinued operations" included an income tax benefit (provision) of ($9.1) million, $20.4 million and ($200.7) million for the years ended December 31, 2000, 1999 and 1998, respectively. The tax provision for the year ended December 31, 2000 resulted from the 1999 estimated tax provision to tax return true-up adjustment on the Chiron Diagnostics final purchase price adjustment. The tax benefit for the year ended December 31, 1999 included the utilization of additional foreign sales corporation benefits and foreign tax credits resulting from the 1998 estimated tax provision to tax return true-up adjustments for Chiron Diagnostics and Chiron Vision. The tax provision for the year ended December 31, 1998 was recorded based on the gains on the sale of Chiron Diagnostics and Chiron Vision.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The implementation of SFAS 133 should be accounted for as a cumulative effect of a change in accounting principle pursuant to Accounting Principals Board ("APB") Opinion No. 20 ("APB 20"), "Accounting Changes."
SFAS 133, as amended by SFAS 137 and 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company implemented
SFAS 133, as amended, as of January 1, 2001. The implementation of SFAS 133 will not have a material effect on the Company's results of operations and financial position.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This statement gives specific guidance and clarification on the conditions that must be met before an entity may recognize revenue. The implementation of SAB 101 should be accounted for as a cumulative effect of a change in accounting principle pursuant to APB 20. In March 2000, the SEC issued SAB 101A to defer the effective date of implementation of SAB 101. In
June 2000, the SEC issued SAB 101B to defer further the effective date of implementation of SAB 101 with earlier application encouraged. The Company adopted SAB 101 as of October 1, 2000. The implementation of SAB 101 did not have any effect on the Company's results of operations and financial position.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This standard provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. In accordance with SFAS 140, an entity is required to (i) recognize the financial assets it controls and the liabilities it has incurred, (ii) derecognize financial assets when control has been surrendered and (iii) derecognize liabilities when extinguished. The implementation of SFAS 140 should be accounted for prospectively. SFAS 140 is effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the implementation of SFAS 140 will not have a material effect on the Company's results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

    Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings and issuance of common stock. Chiron's cash, investments in marketable debt securities and short-term investment in equity securities, which totaled $851.5 million at December 31, 2000, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt issued by financial institutions of high credit standing. By policy, the amount of credit exposure to any one institution is limited; however, these investments are generally not collateralized and primarily mature within three years.

    SOURCES AND USES OF CASH Chiron had cash and cash equivalents of $167.0 million and $363.9 million at December 31, 2000 and 1999, respectively.

    OPERATING ACTIVITIES In 2000, net cash provided by operating activities was $373.4 million as compared with $20.9 million in 1999. The increase in cash provided by operating activities largely was due to (i) higher income from operations before the write-off of purchased in-process technologies, depreciation and amortization and other non-cash charges, (ii) lower tax payments, both of which were offset partially by (iii) lower federal and state tax refunds received and (iv) increased accounts receivable. Income from operations before non-cash charges was $328.2 million in 2000 as compared with $245.3 million in 1999. In 1999, the Company paid $183.4 million in estimated taxes related to the sale of Chiron Diagnostics and received $60.2 million in federal and state tax refunds. Net operating loss carryforwards and federal business credits attributed to the acquisition of PathoGenesis amounted to approximately $105.2 million and $6.0 million, respectively, and are available to offset future domestic taxable income through 2007. As a result, the Company does not expect tax payments in following years to be commensurate with those in 2000 and 1999. The actual utilization of the net operating loss carryforwards is restricted pursuant to section 382 of the Internal Revenue Code. The increase in accounts receivable was driven by increases in product sales, year end billings under contract manufacturing agreements, royalty receivables due to an increase in Betaferon-Registered Trademark- sales and receivables from Ortho due to an increase in earnings from the joint business. The Company anticipates that research and development expenditures in 2001 will increase due to the research and development activities that resulted from the acquisition of PathoGenesis in September 2000. Net cash from operating activities will fund these research and development activities.

    INVESTING ACTIVITIES In 2000, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $3.6 billion, cash paid to purchase PathoGenesis of $720.7 million, capital expenditures of $54.4 million, and purchases of equity investments of $27.4 million. This use of cash was offset by proceeds from the sale and maturity of investments in marketable debt securities of $4.1 billion, proceeds from the sale of equity securities and interests in affiliated companies of $5.0 million, proceeds from a note receivable of $3.2 million, proceeds from the sale of assets of $1.0 million and other sources of cash of $58.5 million. In 2000, Chiron paid approximately $720.7 million to purchase the outstanding shares of common stock of PathoGenesis at $38.50 per share. The purchases of equity securities and interests in affiliated companies primarily consisted of a $5.0 million capital contribution under a joint venture agreement, a $6.9 million capital contribution under a limited partnership agreement and a $13.9 million payment to purchase common stock upon the exercise of warrants. Under the joint venture agreement, the Company invested in a Singapore-based venture, S*BIO, to research and develop therapeutic, diagnostic and vaccine products. The Company will contribute $8.0 million, of which $5.0 million was paid in June 2000, for a 19.9% ownership interest and will account for the investment on the cost method. Under the limited partnership agreement, the Company will pay $25.0 million over five years for an ownership percentage of 25.67% and will account for the investment on the equity method.

    In 1999, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $1.2 billion, capital expenditures of $64.6 million and other uses of cash of $16.7 million. These uses of cash were partially offset by proceeds from the sale and maturity of investments in marketable debt securities of $1.0 billion, proceeds from the disposal of discontinued operations of $46.9 million, proceeds from the sale of assets of $21.8 million and proceeds from the sale of equity securities and interests in affiliated companies of $3.7 million.

    In January 2001, the Company sold various assets of its San Diego facility for $4.8 million in cash.

    FINANCING ACTIVITIES In 2000, net cash used in financing activities consisted of $314.4 million for the acquisition of treasury stock, $71.1 million for the repayment of debt, including the note owed to Novartis, and $18.9 million related to short-term borrowings. This use of cash was offset by $74.7 million in proceeds from the reissuance of treasury stock and the issuance of common stock, primarily related to stock option exercises and employee stock purchases.

    In 1999, net cash used in financing activities consisted of $140.8 million for the acquisition of treasury stock, $15.3 million related to short-term borrowings and $2.4 million for the repayment of debt and capital leases. These uses of cash were offset partially by proceeds of $63.1 million and $35.0 million from the reissuance of treasury stock and the issuance of common stock, respectively, related to stock option exercises and employee stock purchases and $6.9 million in proceeds from the issuance of long-term debt.

    On April 4, 2000, the Company's Board of Directors authorized management to call for redemption the outstanding $100.0 million 5.25% convertible subordinated debentures. In 2000, debentures with a face value of $98.4 million were converted into 3.2 million shares of the Company's common stock, at a conversion price of $30.83 per share. The remaining unconverted debentures were redeemed in cash.

    On August 11, 2000, the Company's Board of Directors authorized management to call for redemption the outstanding $253.9 million 1.90% convertible subordinated debentures, including $10.1 million held by Novartis. In 2000, debentures with a face value of $253.8 million were converted into 8.8 million shares of the Company's common stock, at a conversion price of $28.91 per share. The remaining unconverted debentures were redeemed in cash.

    The Company's Board of Directors authorized the repurchase of Chiron common stock on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. In February 2001, the Board of Directors approved a 5.0 million share increase. The Board has authorized such repurchases through February 28, 2002. As of December 31, 2000, the Company may repurchase up to an additional
3.4 million shares of its common stock.

    In January 2001, the Company initiated a put warrant program. Under this program, the Company will collect a premium from a third party in return for selling put warrants on Chiron stock. The put warrants entered into in January 2001 entitle the holder to sell to the Company 0.5 million shares at $44.95 per share. If Chiron's stock price is below $44.95 on April 19, 2001, the Company will be obligated to purchase 0.5 million shares at $44.95 per share. In January 2001, the Company collected a $2.6 million premium for these puts, which will be recorded in additional paid-in capital.

    The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

    BORROWING ARRANGEMENTS Under a revolving, committed, uncollateralized credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2003. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of Chiron obligations that Novartis will guarantee from $725.0 million to $702.5 million. There were no borrowings outstanding under this credit facility at December 31, 2000 and 1999.

    Chiron also has uncommitted credit facilities available outside the U.S. One facility is maintained for Chiron's Italian subsidiary and allows for total borrowings of $62.6 million, which includes a $50.0 million U.S. Dollar denominated portion and a 26 billion Lira denominated portion ($12.6 million). At December 31, 2000 and 1999, $0.1 million and $20.3 million, respectively, were outstanding under this facility at average interest rates of 4.9% and 3.6%, respectively. Outstanding borrowings under the Italian credit facility are uncollateralized. Another facility, which was established in 2000, is maintained for Chiron's 51% owned Indian subsidiary and allows for total borrowings of $4.3 million (200 million Indian Rupee). At December 31, 2000, $1.1 million was outstanding under this facility at an interest rate of 15.5%. Outstanding borrowings under the Indian credit facility were collateralized by machinery and equipment with a net book value of $3.9 million and trade receivables and inventory with a total net book value of $2.4 million at December 31, 2000.

    In connection with the sale of Chiron Diagnostics to Bayer, a promissory note owed by Chiron Diagnostics to Novartis was transferred to and assumed by the Company. The note payable to Novartis bears interest at a variable rate based on LIBOR (approximately 5.7% at December 31, 1999). As of December 31, 1999, the outstanding amount was $67.8 million, including accrued interest. The note and accrued interest were paid in full on January 4, 2000.

    LEASES Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2014. Future minimum lease payments, including those for the leaseback of office and warehouse space in the Amsterdam facility, are estimated to be approximately $145.9 million in the aggregate, excluding a residual value guarantee of $172.6 million due upon termination of an operating lease in 2003. As of December 31, 2000, Novartis had guaranteed the payment of the residual value guarantee to a maximum of $172.6 million (see Note 9 of the "Notes to Consolidated Financial Statements").

    OTHER COMMITMENTS Effective July 1, 1998, Chiron and International Business Machines Corporation ("IBM") entered into a ten-year information technology services agreement under which IBM will provide Chiron with a full range of information services. Chiron can terminate this agreement beginning July 1, 1999, subject to certain termination charges. If Chiron does not terminate this agreement, payments to IBM are expected to be approximately $104.9 million. Payments to IBM are subject to adjustment depending upon the level of services and infrastructure equipment provided by IBM, as well as inflation.

    In future periods, the Company expects to incur substantial capital spending. At December 31, 2000, the Company had various firm purchase and capital project commitments totaling approximately $3.9 million. At
December 31, 2000, the Company had $4.8 million outstanding under a letter of credit, which is required by German law, related to ongoing legal proceedings in Germany (see Part I, Item 3. "Legal Proceedings" above). The Company also had various performance bonds and insurance-related letters of credit in the amount of $14.0 million outstanding at December 31, 2000.

    Chiron participates in a number of research and development arrangements with other pharmaceutical and biotechnology companies to develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. Chiron may also be required to make payments to certain collaborative partners upon their achievement of specified milestones. Future noncancelable funding commitments under collaborative arrangements are estimated to be approximately $12.2 million in the aggregate.

    MARKET RISK MANAGEMENT The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. These activities are discussed in further detail in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

EURO CONVERSION

    On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The legacy currencies will remain as legal tender in the member countries as denominations of the Euro between January 1, 1999 and January 1, 2002. The Euro is currently traded on currency exchanges and can be used in business transactions. The Company believes that its financial systems are Euro-ready in all material respects and has begun minor system upgrades to assist in its Euro-readiness effort. The cost of the upgrades is not material to the Company's results of operations and financial position. The Euro conversion may have competitive implications on the Company's pricing strategies. The Company is still in the process of evaluating the effect, if any, that the Euro conversion may have on its product pricing and gross profit percentages.

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

REGULATORY APPROVALS

    The Company is required to obtain and maintain regulatory approval in order to market most of its products. Generally, these approvals are on a product-by-product and country-by-country basis, and, in the case of therapeutic products, a separate approval is required for each therapeutic indication. See
Part I, Item 1. "Business--Government Regulation" above. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies.

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

    Specific to the Company's new product, TOBI-Registered Trademark- (tobramycin solution for inhalation), the Company relies on others to supply raw materials and to manufacture TOBI-Registered Trademark- according to regulatory requirements. Although Chiron believes either one of its two suppliers of bulk powdered tobramycin will be able to supply sufficient quantities to meet its current needs, Chiron has not entered into long-term supply contracts with the suppliers. Rather, the Company has an agreement for the formulation and packaging of TOBI-Registered Trademark- for a minimum term of 10 years. There can be no assurance that Chiron will be able to obtain future supplies of bulk tobramycin on favorable terms, that contract manufacturers will be able to provide sufficient quantities of TOBI-Registered Trademark- or that the products supplied will meet specifications.

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

    Even if the Company is successful in obtaining and defending patents, there can be no assurance that these patents will provide substantial protection. The length of time necessary to resolve patent litigation successfully may allow infringers to gain significant market advantage. Third parties may be able to design around the patents and develop competitive products that do not use the inventions covered by the patents. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the third party's product is needed to meet a threat to public health or safety in that country, or the patent owner has failed to "work" the invention in that country, or the third party has patented improvements) and most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent.

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

COSTS ASSOCIATED WITH EXPANDING THE BUSINESS

    Management expects to grow the business in areas in which the Company can be most competitive, either through in-licensing, collaborations or acquisitions of products or companies. In connection with these efforts, the Company may incur significant charges, costs and expenses which could impact the Company's profitability, including impairment losses, restructuring charges, the write-off of purchased in-process technologies, transaction-related expenses, costs associated with integrating new businesses and the cost of amortizing goodwill and other intangibles.

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

INCOME TAXES

    The Company is taxable principally in the U.S., Germany, Italy and The Netherlands. All of these jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws, which could increase the Company's tax provision in the future. The Company has negotiated a number of rulings regarding income and other taxes that are subject to periodic review and renewal. If such rulings are not renewed or are substantially modified, taxes payable in particular jurisdictions could increase. While the Company believes that all material tax liabilities are reflected properly in its balance sheet, the Company is presently under audit in several jurisdictions, and there can be no assurance that the Company will prevail in all cases in the event the taxing authorities disagree with the Company's interpretations of the tax law. In addition, the Company has assumed liabilities for all income taxes incurred prior to the sales of its former subsidiaries, Chiron Vision (subject to certain limitations) and Chiron Diagnostics. Future levels of research and development spending, capital investment and export sales will impact the Company's entitlement to related tax credits and benefits which have the effect of lowering its effective tax rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN CURRENCY RISK A significant portion of the Company's operations consists of manufacturing and sales activities in foreign countries exposing the Company to the effects of changes in foreign currency rates. The Company's primary exposure to foreign exchange rates is associated with the value of the Euro. An increase in the value of the U.S. Dollar vis-a-vis the Euro will result in a lower value of the Company's non-U.S. Dollar based revenues. To manage foreign currency exchange risks, Chiron enters into forward foreign currency contracts ("forwards") and cross currency interest rate swaps ("swaps") and purchases foreign currency option contracts ("options"). Chiron does not use any of these derivative instruments for trading or speculative purposes. The total notional principal amount of these derivative financial instruments at December 31, 2000 and 1999 was $48.8 million and $254.1 million, respectively.

    The Company uses forwards to hedge the impact of currency fluctuations on certain assets and liabilities denominated in nonfunctional currencies ("transaction exposures"). Typically, these contracts have maturities of three months or less. Chiron's objective is to minimize the transaction gains and losses recorded in current earnings that result from remeasuring foreign denominated assets and liabilities based on exchange rate fluctuations. The Company's transaction exposures are primarily denominated in major European currencies. At December 31, 2000, these exposures amounted to $51.6 million and were offset by forwards with a notional principal amount of $48.8 million (fair value of $49.2 million). The notional principal amount of the forwards was $27.3 million (fair value of $27.2 million) as of December 31, 1999. Based on exposures as of December 31, 2000, a 10% adverse movement against the Company's portfolio of transaction exposures and hedge contracts would result in a loss of approximately $0.1 million. A 10% movement in the value of the dollar versus the Company's portfolio of transaction exposures has not occurred in the last 12 quarters. Foreign currency transaction gains and losses from continuing operations, including the impact of hedging, were $5.5 million in 2000 but were not significant in 1999 or 1998. In 2000, the Company hedged a portion of its exposure to the British pound related to Menjugate-TM- sales. The Company settled this forward contract upon substantial conclusion of Menjugate-TM- sales in the United Kingdom in the second quarter 2000. The settlement resulted in a gain of approximately $5.4 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

    Chiron may selectively hedge anticipated currency exposures by purchasing quarterly put options. The Company's primary anticipated exposures are related to foreign revenues received from selling products in the major European countries. To limit hedging costs, the Company generally purchases out-of-the-money put options. The Company had no option contracts outstanding at December 31, 2000 and 1999.

    The Company had entered into a series of swaps to modify the interest and/or currency characteristics of certain assets and liabilities denominated in nonfunctional currencies. The objective of the swaps entered into by the Company was to fix the interest and currency rate exposures associated with the Company's wholly-owned German subsidiary. The exposures were denominated in Deutsche marks. The Company terminated these swaps in the fourth quarter 2000, which resulted in a gain of approximately $2.7 million recorded as a component of "Other income, net" in the Consolidated Statements of Operations. The notional principal amount of the Company's swaps at December 31, 1999 was $226.8 million. Based on the Company's exposure at December 31, 2000, if the Deutsche mark had strengthened or weakened by 10% during 2000, the value of the underlying hedged exposure would have increased or decreased by $20.4 million and $16.7 million, respectively. A 10% movement in the value of the Deutsche mark versus the U.S. dollar has occurred in 3 of the last 10 years. Currency fluctuations in the value of the German subsidiary's assets and liabilities, as well as changes in the value of related swaps, were reflected as a component of "Other comprehensive income (loss)" in the Consolidated Statements of Comprehensive Income.

    INTEREST RATE RISK The Company has exposure to changes in interest rates in both its investment portfolio and certain floating rate liabilities and lease commitments with interest rates tied to LIBOR. The Company maintains investment portfolio holdings of various issuers, types and maturities. Changes in interest rates do not affect interest expense incurred on the Company's long-term debt because the Company's long-term debt bore interest at fixed rates. In addition, all long-term debt was substantially converted to the Company's common stock during 2000.

    Chiron's investment portfolio amounted to approximately $851.5 million at December 31, 2000. As of that date, the Company also had $172.6 million of floating rate obligations tied to LIBOR. The Company has a "natural hedge" against this exposure as a result of its portfolio holdings in floating rate fixed income securities tied to LIBOR. The analysis below focuses on the impact of changes in interest rates to Chiron and is based on a net portfolio balance of $679.0 million.

    The analysis assumes an immediate parallel increase or decrease in interest rates of 150-basis points and examines the impact to Chiron over the next twelve months. An immediate increase in interest rates of 150-basis points results in higher interest income over the 12-month period, partially offset by an immediate decline in the market value of securities held. The net impact of this scenario is an estimated increase in reported income of $5.8 million over the 12-month period. Similarly, a 150-basis point decrease results in a decrease in reported income of $5.8 million. The impact on reported earnings will be greater given that unrealized changes in the value of the portfolio are reported in "Other comprehensive income (loss)" in the Consolidated Statements of Comprehensive Income. Chiron currently does not hedge these exposures. The effect of these changes in interest rates on the Company's portfolio, as measured over a 12-month period, are mitigated by the relatively short duration of Chiron's portfolio.

    A 150-basis point movement in the Federal Funds rate has occurred in 2 of the last 10 years, a 100-basis point movement has occurred in 4 of the last
10 years, and a 50-basis point movement has occurred in 6 of the last 10 years.

    EQUITY SECURITIES RISK The Company has exposure to equity price risk because of its investments in equity securities. Typically, the Company obtains these securities through its collaboration agreements with other pharmaceutical and biotechnology partners. A majority of these securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of other comprehensive income or loss. The Company periodically reviews the carrying values of these securities, and other-than-temporary losses are recognized against earnings in the same period the loss was deemed to have occurred. Changes in share prices or in the volatility of share prices affect the value of Chiron's equity portfolio. To reduce this risk, the Company has hedged a portion of its exposure through short sales and forward sales contracts. The short sales and forward sales contracts substantially offset the long position and, in effect, neutralize the impact of market valuation shifts on the hedged securities. In 2000, the Company settled the short sales upon sale of the related equity securities. The settlement resulted in a gain of approximately $2.4 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations. The notional principal amount of the Company's short sales at December 31, 1999 was $4.5 million (fair value of $4.6 million). The notional principal amount of the Company's forward sales contracts on its equity securities at December 31, 2000 was $36.2 million (fair value of $31.5 million). The Company had no forward sales contracts on its equity securities during 1999. In the future, the Company may use additional hedging strategies in order to mitigate the potential adverse impact from changes in the market value of stock prices. There can be no assurance that other-than-temporary losses will not have a material adverse impact on the Company's results of operations in the future. The Company recorded no charges in 2000, and recorded charges of $1.7 million and $8.4 million in 1999 and 1998, respectively, to write down certain available-for-sale equity securities for which the decline in fair value was deemed to be other-than-temporary. As of December 31, 2000, if the market price of Chiron's equity investments, including warrants and preferred stock, decreased by 10%, the market value of the equity portfolio would decrease by $12.0 million.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement with respect to Chiron's 2001 Annual Meeting to be filed with the SEC within 120 days of December 31, 2000 (the "Proxy Statement"). Information as to the Company's executive officers appears at the end of Part I of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Consolidated Financial Statements

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
       Independent Auditors' Report................................          F-1
       Consolidated Balance Sheets at December 31, 2000 and 1999...       F-2 - F-3
       Consolidated Statements of Operations for each of the three
         years ended December 31, 2000, 1999 and 1998..............       F-4 - F-5
       Consolidated Statements of Comprehensive Income for each of
         the three years ended December 31, 2000, 1999 and 1998....          F-6
       Consolidated Statements of Stockholders' Equity for each of
         the three years ended December 31, 2000, 1999 and 1998....       F-7 - F-8
       Consolidated Statements of Cash Flows for each of the three
         years ended December 31,2000, 1999 and 1998...............          F-9
       Notes to Consolidated Financial Statements..................      F-10 - F-56

   2. Index to Financial Statement Schedules

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
       II  Valuation and Qualifying Accounts and Reserves..........         F-57
       All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or accompanying notes.

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

               3.04            Bylaws of the Registrant, as amended and restated.

               4.01            Reserved.

               4.02            Reserved.

              EXHIBIT
              NUMBER                                     EXHIBIT
       ---------------------                             -------
               4.03            Reserved.

               4.04            Reserved.

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

              10.102           Reserved.

              10.103           Reserved.

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

              EXHIBIT
              NUMBER                                     EXHIBIT
       ---------------------                             -------
              10.203           Regulatory Filing, Development and Supply Agreement between the Registrant, Cetus Oncology Corporation, a wholly-owned subsidiary of the Registrant, and Schering AG, a German
                               company, dated as of May 10, 1993 (initially filed as
                               Exhibit 10.50 to Registrant's report on Form 10-Q for period ended September 30, 1993), incorporated by reference to
                               Exhibit 10.203 of Registrant's report on Form 10-K for
                               fiscal year 1998. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                               Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                               following statement: "Confidential portions of material have been omitted and filed separately with the Securities and
                               Exchange Commission.")

              10.204           Letter Agreement dated December 30, 1993 by and between
                               Registrant and Schering AG, a German company (initially
                               filed as Exhibit 10.51 to Registrant's report on Form 10-K for fiscal year 1993), incorporated by reference to Exhibit
                               10.204 of Registrant's report on Form 10-K for fiscal year
                               1998. (Certain information has been omitted from the
                               Agreement and filed separately with the Securities and
                               Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                               following statement: "Confidential portions of material have been omitted and filed separately with the Securities and
                               Exchange Commission.")

              10.205           Amendment Agreement (HDS Fees and Deeply Discounted Vials)
                               dated as of September 23, 1997 between Registrant and
                               Schering Aktiengesellschaft, incorporated by reference to
                               Exhibit 10.205 of the Registrant's report on Form 10-K for fiscal year 1997. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                               Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                               following statement: "Confidential Treatment Requested.")

              10.206           Agreement between the Registrant and Cephalon, Inc. dated as of January 7, 1994, and Letter Agreements between the
                               Registrant and Cephalon dated January 13, 1995 and May 23,
                               1995 (initially filed as Exhibit 10.85 to Registrant's
                               report on Form 10-K for fiscal year 1995), incorporated by reference to Exhibit 10.206 of Registrant's report on
                               Form 10-Q for period ended March 31, 1999. (Certain
                               information has been omitted from the Agreements and filed separately with the Securities and Exchange Commission
                               pursuant to a request by Registrant for confidential
                               treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement:
                               "Confidential Treatment Requested.")

              10.207           Letter Agreement dated as of December 4, 1997, between the
                               Registrant and Ortho Pharmaceutical Corporation and Ortho
                               Biotech, Inc., incorporated by reference to Exhibit 10.207 of the Registrant's report on Form 10-K for fiscal year
                               1997. (Certain information has been omitted from the
                               Agreement and filed separately with the Securities and
                               Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                               following statement: "Confidential Treatment Requested.")

              10.208           Contract Manufacturing Agreement dated as of March 17, 2000, between Chiron S.p.A. and SynCo Bio Partners B.V.,
                               incorporated by reference to Exhibit 10.208 of the
                               Registrant's report on Form 10-Q for the period ended June
                               30, 2000.

              10.209           Through 10.299 Reserved

              EXHIBIT
              NUMBER                                     EXHIBIT
       ---------------------                             -------
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

              10.305           Cross-License Agreement dated as of November 30, 1998,
                               between the Registrant and Chiron Diagnostics Corporation, incorporated by reference to Exhibit 10.311 of the
                               Registrant's current report on Form 8-K dated November 30,
                               1998. (Certain information has been omitted from the
                               Agreement and filed separately with the Securities and
                               Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                               following statement "Confidential Treatment Requested.")

              10.306           HCV Probe License and Option Agreement dated September 26,
                               1999, between Abbott Laboratories, an Illinois corporation, and the Registrant, incorporated by reference to Exhibit
                               10.306 of Registrant's report on Form 10-Q for the period
                               ended September 30, 1999. (Certain information has been
                               omitted from the Agreement and filed separately with the
                               Securities and Exchange Commission pursuant to a request by
                               Registrant for confidential treatment pursuant to Rule
                               24b-2. The omitted confidential information has been
                               identified by the following statement "Confidential
                               Treatment Requested.")

              10.307           HCV Probe License Agreement dated October 10, 2000, between
                               Registrant, F. Hoffman-La Roche Ltd. and Roche Molecular
                               Systems, Inc., incorporated by reference to Exhibit 10.307 of Registrant's report on Form 10-Q for the period ended
                               September 30, 2000. (Certain information has been omitted
                               from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The
                               omitted confidential information has been identified by the following statement "Confidential Treatment Requested.")

              EXHIBIT
              NUMBER                                     EXHIBIT
       ---------------------                             -------
              10.308           HIV Probe License Agreement dated October 10, 2000, between
                               Registrant, F. Hoffman-La Roche Ltd. and Roche Molecular
                               Systems, Inc., incorporated by reference to Exhibit 10.308 of Registrant's report on Form 10-Q for the period ended
                               September 30, 2000. (Certain information has been omitted
                               from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The
                               omitted confidential information has been identified by the following statement "Confidential Treatment Requested.")

              10.309           Blood Screening HCV/HIV Probe License Agreement dated
                               October 10, 2000, between Registrant, F. Hoffman-La Roche
                               Ltd. and Roche Molecular Systems, Inc., incorporated by
                               reference to Exhibit 10.309 of Registrant's report on Form
                               10-Q for the period ended September 30, 2000. (Certain
                               information has been omitted from the Agreement and filed
                               separately with the Securities and Exchange Commission
                               pursuant to a request by Registrant for confidential
                               treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement
                               "Confidential Treatment Requested.")

              10.310           License Agreement dated January 1, 1994, between Children's
                               Hospital and Medical Center and PathoGenesis Corporation,
                               initially filed as Exhibit 10.13 to PathoGenesis
                               Corporation's Registration Statement on Form S-1
                               Registration No. 33-97070. (Certain information has been
                               omitted from the Agreement and filed separately with the
                               Securities and Exchange Commission pursuant to a request by
                               PathoGenesis Corporation for confidential treatment pursuant to Rule 24b-2. Brackets denote such omissions.)

              10.311           Agreement with Gen-Probe Incorporated dated June 11, 1998.
                               (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential
                               treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement
                               "Confidential Treatment Requested.") (Certain information
                               has been omitted from the Agreement relating to rights and obligations assigned by Registrant to unrelated third party subsequent to the execution of Agreement. The omitted
                               information has been identified by the following statement
                               "Provision Assigned.")

              10.312           Addendum to Agreement with Gen-Probe Incorporated dated June
                               11, 1998. (Certain information has been omitted from the
                               Agreement and filed separately with the Securities and
                               Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                               following statement "Confidential Treatment Requested.")
                               (Certain information has been omitted from the Agreement
                               relating to rights and obligations assigned by Registrant to unrelated third party subsequent to the execution of
                               Agreement. The omitted information has been identified by
                               the following statement "Provision Assigned.")

              10.313           Amendment to Agreement with Gen-Probe Incorporated dated
                               December 7, 1999. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                               Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                               following statement "Confidential Treatment Requested.")
                               (Certain information has been omitted from the Agreement
                               relating to rights and obligations assigned by Registrant to unrelated third party subsequent to the execution of
                               Agreement. The omitted information has been identified by
                               the following statement "Provision Assigned.")

              EXHIBIT
              NUMBER                                     EXHIBIT
       ---------------------                             -------
              10.314           Amendment No. 2 to Agreement with Gen-Probe Incorporated
                               dated February 1, 2000. (Certain information has been
                               omitted from the Agreement relating to rights and
                               obligations assigned by Registrant to unrelated third party subsequent to the execution of Agreement. The omitted
                               information has been identified by the following statement
                               "Provision Assigned.")

              10.315           Through 10.399 Reserved

              10.401           Stock Purchase Agreement, dated as of October 21, 1997,
                               between Bausch & Lomb Incorporated and Registrant,
                               incorporated by reference to Exhibit 99.1 of the
                               Registrant's current report on Form 8-K dated January 12,
                               1998.

              10.402           Stock Purchase Agreement, dated as of September 17, 1998,
                               among Bayer Corporation, the Registrant and Chiron
                               Diagnostics Corporation, and Exhibits thereto, incorporated by reference to Exhibit 10.402 of the Registrant's report on
                               Form 10-Q for the period ended September 27, 1998. (Certain information has been omitted from the Agreement and filed
                               separately with the Securities and Exchange Commission
                               pursuant to a request by Registrant for confidential
                               treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement
                               "Confidential Treatment Requested.")

              10.403           Asset Transfer Agreement dated November 30, 1998, among the
                               Registrant, Chiron Diagnostics Corporation and Bayer
                               Corporation, incorporated by reference to Exhibit 10.403 of the Registrant's current report on Form 8-K dated November
                               30, 1998.

              10.404           Through 10.499 Reserved

              10.501           Chiron 1991 Stock Option Plan, as amended and restated,
                               incorporated by reference to Exhibit 10.501 of the
                               Registrant's Report on Form 10-Q for the period ended
                               September 30, 2000.*

              10.502           Form of Stock Option Agreement, Chiron 1991 Stock Option
                               Plan, as amended, for Employees of the Registrant,
                               incorporated by reference to Exhibit 10.502 of the
                               Registrant's report on Form 10-Q for the period ended
                               September 30, 2000.*

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

              EXHIBIT
              NUMBER                                     EXHIBIT
       ---------------------                             -------
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

              10.509           Description of Chiron Corporation's 2000 Executive Officers
                               Variable Compensation Program.*

              10.510           Form of Performance Unit Agreement, Chiron 1991 Stock Option
                               Plan, as amended, incorporated by reference to Exhibit 10.94 of the Registrant's report on Form 10-K for fiscal year
                               1996.*

              10.511           Audit Committee Charter, incorporated by reference to
                               Exhibit 10.511 of the Registrant's report on Form 10-Q for the period ended June 30, 2000.

              10.512           Through 10.599 Reserved

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

              10.606           Through 10.610 Reserved

              EXHIBIT
              NUMBER                                     EXHIBIT
       ---------------------                             -------
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

              10.614           Letter Agreement dated February 20, 2001 between Registrant and Lewis T. Williams.*

              10.615           Consulting Agreement dated February 25, 2000, between
                               Registrant and Dr. Edward E. Penhoet, incorporated by
                               reference to Exhibit 10.615 of the Registrant's report on
                               Form 10-K for fiscal year 1999.*

              10.616           Consulting Agreement dated February 25, 2000, between
                               Registrant and Dr. William J. Rutter, incorporated by
                               reference to Exhibit 10.616 of the Registrant's report on
                               Form 10-K for fiscal year 1999.*

              10.617           Letter Agreement dated May 28, 1999 between Registrant and
                               Peder K. Jensen, as supplemented by Promissory Notes dated as of September 21, 1999, executed by Peder K. Jensen and
                               Isabel J. Jensen, for the benefit of Registrant,
                               incorporated by reference to Exhibit 10.617 of the
                               Registrant's report on Form 10-Q for the period ended
                               June 30, 2000.*

              10.618           Amendment dated February 14, 2001 to Consulting Agreement
                               dated February 25, 2000, between Registrant and Dr. William
                               J. Rutter.*

              10.619           Through 10.699 Reserved

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

              EXHIBIT
              NUMBER                                     EXHIBIT
       ---------------------                             -------
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

              EXHIBIT
              NUMBER                                     EXHIBIT
       ---------------------                             -------
              10.713           Letter Agreement dated December 24, 1997, between Novartis
                               Corporation and the Registrant, incorporated by reference to
                               Exhibit 10.713 of the Registrant's report on Form 10-K for fiscal year 1997. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                               Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                               following statement: "Confidential Treatment Requested.")

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

              10.716           Letter Agreement dated September 30, 1999, between Novartis
                               Corporation and the Registrant, incorporated by reference to
                               Exhibit 10.716 of the Registrant's report on Form 10-Q for the period ended September 30, 1999. (Certain information
                               has been omitted from the Agreement and filed separately
                               with the Securities and Exchange Commission pursuant to a
                               request by Registrant for confidential treatment pursuant to
                               Rule 24b-2. The omitted confidential information has been
                               identified by the following statement: "Confidential
                               Treatment Requested.")

              10.717           Chiron Funding L.L.C. Limited Liability Company Agreement,
                               entered into and effective as of December 28, 1995, among
                               the Registrant, Chiron Biocine Company and Biocine S.p.A.
                               and Ciba-Geigy Corporation, incorporated by reference to
                               Exhibit 10.80 of the Registrant's report on Form 10-K for
                               fiscal year 1995. (Certain information has been omitted from the Agreement and filed separately with the Securities and
                               Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                               following statement: "Confidential Treatment Requested.")

              10.718           Agreement between Ciba-Geigy Limited and the Registrant made
                               November 15, 1995, incorporated by reference to Exhibit
                               10.81 of the Registrant's report on Form 10-K for fiscal
                               year 1995. (Certain information has been omitted from the
                               Agreement and filed separately with the Securities and
                               Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the
                               following statement: "Confidential Treatment Requested.")

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

              10.722           Letter Agreement dated December 31, 1999 between Novartis
                               Corporation and the Registrant, incorporated by reference to
                               Exhibit 10.44 of the Registrant's report on Form 10-K for
                               fiscal year 1999.*

              10.723           Letter Agreement dated December 7, 2000, between Novartis
                               Corporation and the Registrant.

              10.724           Through 10.799 Reserved

              10.801           Through 10.899 Reserved

              21               List of Subsidiaries of the Registrant.

              23.1             Consent of KPMG LLP, Independent Auditors.

              24               Power of Attorney. The Power of Attorney set forth on pages
                               62 and 63 is incorporated herein by reference.

------------------------

*   Management contract, compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CHIRON CORPORATION

Date: March 7, 2001                                    By:        /s/ SEAN P. LANCE
                                                                  ----------------------------------------
                                                                  Sean P. Lance
                                                                  Chief Executive Officer and
                                                                  President; Chairman of the Board

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS:

    That the undersigned officers and directors of Chiron Corporation, a Delaware corporation, do hereby constitute and appoint Sean P. Lance and James
R. Sulat, and each of them, the lawful attorney and agent or attorneys and agents, with full power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, and any one of them, determine may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----
                                                       Chief Executive Officer and      March 7, 2001
/s/ SEAN P. LANCE                                      President; Chairman of the
-------------------------------------------            Board; Director (Principal
Sean P. Lance                                          Executive Officer)

/s/ JAMES R. SULAT                                     Vice President; Chief Financial  March 7, 2001
-------------------------------------------            Officer (Principal Financial
James R. Sulat                                         Officer)

/s/ DAVID V. SMITH                                     Vice President; Controller       March 7, 2001
-------------------------------------------            (Principal Accounting Officer)
David V. Smith

/s/ WILLIAM J. RUTTER, PH.D.                           Director                         March 7, 2001
-------------------------------------------
William J. Rutter, Ph.D.

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----
/s/ RAYMUND BREU, PH.D.                                Director                         March 7, 2001
-------------------------------------------
Raymund Breu, Ph.D.

/s/ VAUGHN D. BRYSON                                   Director                         March 7, 2001
-------------------------------------------
Vaughn D. Bryson

/s/ LEWIS W. COLEMAN                                   Director                         March 7, 2001
-------------------------------------------
Lewis W. Coleman

/s/ PIERRE E. DOUAZE                                   Director                         March 7, 2001
-------------------------------------------
Pierre E. Douaze

/s/ PAUL L. HERRLING, PH.D.                            Director                         March 7, 2001
-------------------------------------------
Paul L. Herrling, Ph.D.

/s/ EDWARD E. PENHOET, PH.D.                           Director                         March 7, 2001
-------------------------------------------
Edward E. Penhoet, Ph.D.

/s/ JACK W. SCHULER                                    Director                         March 7, 2001
-------------------------------------------
Jack W. Schuler

/s/ PIETER J. STRIJKERT, PH.D.                         Director                         March 7, 2001
-------------------------------------------
Pieter J. Strijkert, Ph.D.

/s/ LEWIS T. WILLIAMS, M.D., PH.D.                     Director                         March 7, 2001
-------------------------------------------
Lewis T. Williams, M.D., Ph.D.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Chiron Corporation:

    We have audited the accompanying consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chiron Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California
January 29, 2001

                               CHIRON CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $  166,990   $  363,865
  Short-term investments in marketable debt securities......     534,621      640,027
  Short-term investments in equity securities...............          --        3,315
                                                              ----------   ----------
      Total cash and short-term investments.................     701,611    1,007,207
  Accounts receivable, net of allowances of $14,576 in 2000
    and $16,998 in 1999:
    Unrelated parties.......................................     213,816      152,892
    Related parties.........................................       5,130        8,991
                                                              ----------   ----------
                                                                 218,946      161,883
  Current portion of notes receivable.......................       6,179        3,233
  Inventories...............................................     108,713       84,724
  Current net deferred income taxes.........................      35,980       21,999
  Other current assets:
    Unrelated parties.......................................      30,553       25,728
    Related parties.........................................         576        1,160
                                                              ----------   ----------
                                                                  31,129       26,888
                                                              ----------   ----------
      Total current assets..................................   1,102,558    1,305,934
Noncurrent investments in marketable debt securities........     149,925      547,580
Property, plant, equipment and leasehold improvements, at
  cost:
  Land and buildings........................................     138,981      132,861
  Laboratory, production and office equipment...............     345,495      291,503
  Leasehold improvements....................................      87,899       73,143
  Construction-in-progress..................................      24,926       23,894
                                                              ----------   ----------
                                                                 597,301      521,401
    Less accumulated depreciation and amortization..........    (284,098)    (222,566)
                                                              ----------   ----------
    Property, plant, equipment and leasehold improvements,
      net...................................................     313,203      298,835
Purchased technology, net of accumulated amortization of
  $29,941 in 2000 and $22,933 in 1999.......................     302,134       11,722
Goodwill, net of accumulated amortization of $3,515 in
  2000......................................................     208,536           --
Other intangible assets, net of accumulated amortization of
  $69,519 in 2000 and $59,790 in 1999.......................     195,870      143,320
Investments in equity securities and affiliated companies...     155,794       63,021
Noncurrent notes receivable.................................      12,999       13,967
Noncurrent net deferred income taxes........................          --       19,375
Other noncurrent assets:
  Unrelated parties.........................................      15,869       39,909
  Related parties...........................................       1,188        1,115
                                                              ----------   ----------
                                                                  17,057       41,024
                                                              ----------   ----------
                                                              $2,458,076   $2,444,778
                                                              ==========   ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                               OF THIS STATEMENT.

                               CHIRON CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Current liabilities:
  Accounts payable:
    Unrelated parties.......................................  $   48,485   $   43,538
    Related parties.........................................           7        2,649
                                                              ----------   ----------
                                                                  48,492       46,187
  Accrued compensation and related expenses.................      44,972       40,741
  Short-term borrowings.....................................       1,171       20,300
  Current portion of long-term debt:
    Unrelated parties.......................................       1,212      239,689
    Related parties.........................................          --        9,845
                                                              ----------   ----------
                                                                   1,212      249,534

  Note payable to Novartis..................................          --       67,791
  Current portion of unearned revenue:
    Unrelated parties.......................................      48,273       42,438
    Related parties.........................................          --           86
                                                              ----------   ----------
                                                                  48,273       42,524
  Taxes payable.............................................     130,862       16,582
  Other current liabilities:
    Unrelated parties.......................................     138,028      122,096
    Related parties.........................................         846          279
                                                              ----------   ----------
                                                                 138,874      122,375
                                                              ----------   ----------
      Total current liabilities.............................     413,856      606,034
Long-term debt..............................................       3,039       96,958
Noncurrent net deferred income taxes........................      74,921           --
Noncurrent unearned revenue.................................      41,677       19,150
Other noncurrent liabilities:
  Unrelated parties.........................................      40,476       36,661
  Related parties...........................................          --          232
                                                              ----------   ----------
                                                                  40,476       36,893
                                                              ----------   ----------
Minority interest...........................................       3,025           --
                                                              ----------   ----------
Total liabilities...........................................     576,994      759,035
                                                              ----------   ----------
Commitments and contingencies (Note 13)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized; none outstanding............................          --           --
  Common stock, $0.01 par value; 499,500,000 shares
    authorized; 191,682,000 outstanding in 2000 and
    181,863,000 outstanding in 1999.........................       1,917        1,819
  Restricted common stock, $0.01 par value; 500,000 shares
    authorized; none outstanding............................          --           --
  Additional paid-in capital................................   2,418,032    2,075,887
  Deferred stock compensation...............................     (22,986)     (14,108)
  Accumulated deficit.......................................    (438,967)    (323,037)
  Accumulated other comprehensive income (loss).............      17,497       (8,104)
Treasury stock, at cost (2,183,000 shares in 2000 and
  1,230,000 shares in 1999).................................     (94,411)     (46,714)
                                                              ----------   ----------
Total stockholders' equity..................................   1,881,082    1,685,743
                                                              ----------   ----------
                                                              $2,458,076   $2,444,778
                                                              ==========   ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                               OF THIS STATEMENT.

                               CHIRON CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Product sales, net:
    Unrelated parties.......................................  $626,689   $419,750   $398,165
    Related parties.........................................       744      1,927      1,086
                                                              --------   --------   --------
                                                               627,433    421,677    399,251
  Equity in earnings of unconsolidated joint businesses.....    84,248     79,320     73,969
  Collaborative agreement revenues:
    Unrelated parties.......................................    16,173     15,769     14,506
    Related parties.........................................    15,979     60,417     75,352
                                                              --------   --------   --------
                                                                32,152     76,186     89,858
  Royalty and license fee revenues..........................   190,469    142,915    125,263
  Other revenues:
    Unrelated parties.......................................    37,817     42,548     38,229
    Related parties.........................................        --         --     10,103
                                                              --------   --------   --------
                                                                37,817     42,548     48,332
                                                              --------   --------   --------
      Total revenues........................................   972,119    762,646    736,673
                                                              --------   --------   --------
Operating expenses:
  Cost of sales:
    Unrelated parties.......................................   220,382    183,662    174,318
    Related parties.........................................       680        752        485
                                                              --------   --------   --------
                                                               221,062    184,414    174,803
                                                              --------   --------   --------
  Research and development:
    Unrelated parties.......................................   298,414    303,399    286,622
    Related parties.........................................       425         --         --
                                                              --------   --------   --------
                                                               298,839    303,399    286,622
                                                              --------   --------   --------
  Selling, general and administrative:
    Unrelated parties.......................................   219,336    180,937    142,563
    Related parties.........................................       403         --         --
                                                              --------   --------   --------
                                                               219,739    180,937    142,563
  Write-off of purchased in-process technologies............   171,600         --      1,645
  Amortization expense......................................    17,651      9,585      6,608
  Restructuring and reorganization (charge reversals)
    charges.................................................      (447)       197     26,754
  Other operating expenses..................................    14,458      1,797     12,783
                                                              --------   --------   --------
      Total operating expenses..............................   942,902    680,329    651,778
                                                              --------   --------   --------
Income from operations......................................    29,217     82,317     84,895

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                               OF THIS STATEMENT.

                               CHIRON CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Income from operations......................................  $29,217    $ 82,317   $ 84,895
Gain (loss) on sale of assets...............................     (224)        872      7,751
Gain on sale of intangible assets...........................       --       7,490         --
Interest expense:
  Unrelated parties.........................................  (12,739)    (20,201)   (21,294)
  Related parties...........................................      (48)     (3,691)    (3,379)
                                                              -------    --------   --------
                                                              (12,787)    (23,892)   (24,673)
Other income, net...........................................   88,084      89,857     27,010
Minority interest...........................................     (809)         --         --
                                                              -------    --------   --------
Income from continuing operations before income taxes.......  103,481     156,644     94,983
Provision for income taxes..................................   87,379      28,240     18,985
                                                              -------    --------   --------
Income from continuing operations...........................   16,102     128,404     75,998
                                                              -------    --------   --------
Discontinued operations:
  Income from discontinued operations.......................       --          --      7,121
  Gain (loss) on disposal of discontinued operations........   (7,588)     32,173    440,994
                                                              -------    --------   --------
Net income..................................................  $ 8,514    $160,577   $524,113
                                                              =======    ========   ========
Basic earnings per share:
  Income from continuing operations.........................  $  0.09    $   0.71   $   0.43
                                                              =======    ========   ========
  Net income................................................  $  0.05    $   0.89   $   2.95
                                                              =======    ========   ========
Diluted earnings per share:
  Income from continuing operations.........................  $  0.08    $   0.69   $   0.42
                                                              =======    ========   ========
  Net income................................................  $  0.04    $   0.86   $   2.90
                                                              =======    ========   ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                               OF THIS STATEMENT.

                               CHIRON CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net income..................................................  $  8,514   $160,577   $524,113
Other comprehensive income (loss):
  Foreign currency translation adjustment:
    Change in foreign currency translation adjustment during
      the period, net of tax benefit of $1,715 in 2000......   (23,219)   (28,779)    33,830
    Reclassification adjustment for gain included in
      discontinued operations...............................        --         --     (7,819)
                                                              --------   --------   --------
    Net foreign currency translation adjustment.............   (23,219)   (28,779)    26,011
                                                              --------   --------   --------
  Unrealized gains (losses) from investments:
    Unrealized holding gains (losses) arising during the
      period, net of tax benefit (provision) of $(31,849),
      $(11,517) and $3,777 in 2000, 1999 and 1998,
      respectively..........................................    49,815     18,790     (6,715)
    Reclassification adjustment for net losses (gains)
      included in net income, net of tax benefit (provision)
      of $(594), $(62) and $1,400 in 2000, 1999 and 1998,
      respectively..........................................      (928)      (102)     2,490
                                                              --------   --------   --------
    Net unrealized gains (losses) from investments..........    48,887     18,688     (4,225)
                                                              --------   --------   --------
  Minimum pension liability adjustment, net of tax benefit
    of $7, $55 and $136 in 2000, 1999 and 1998,
    respectively............................................       (67)      (274)      (717)
                                                              --------   --------   --------
  Other comprehensive income (loss).........................    25,601    (10,365)    21,069
                                                              --------   --------   --------
Comprehensive income........................................  $ 34,115   $150,212   $545,182
                                                              ========   ========   ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                               OF THIS STATEMENT.

                               CHIRON CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                             ACCUMULATED
                               COMMON STOCK       ADDITIONAL     DEFERRED                       OTHER         TREASURY STOCK
                            -------------------    PAID-IN        STOCK       ACCUMULATED   COMPREHENSIVE   -------------------
                             SHARES     AMOUNT     CAPITAL     COMPENSATION     DEFICIT     INCOME (LOSS)    SHARES     AMOUNT
                            --------   --------   ----------   ------------   -----------   -------------   --------   --------
Balances at December 31,
  1997....................  175,659     $1,757    $1,864,110     $ (8,349)     $(961,986)     $(18,808)          --    $     --
Exercise of stock
  options.................    3,308         33        51,067           --             --            --           --          --
Tax benefits from employee
  stock plans.............       --         --        60,119           --             --            --           --          --
Employee stock purchase
  plan....................      958          9        14,564           --             --            --           --          --
Deferred stock
  compensation............       --         --         4,056       (4,056)            --            --           --          --
Amortization of deferred
  stock compensation......       --         --            --        3,002             --            --           --          --
Foreign currency
  translation
  adjustment..............       --         --            --           --             --        26,011           --          --
Unrealized loss from
  investments.............       --         --            --           --             --        (4,225)          --          --
Minimum pension liability
  adjustment..............       --         --            --           --             --          (717)          --          --
Collection of a loan to
  employee for stock
  purchases...............       --         --            --           --             --            --           --          --
Net income................       --         --            --           --        524,113            --           --          --
                            -------     ------    ----------     --------      ---------      --------       ------    --------
Balances at December 31,
  1998....................  179,925      1,799     1,993,916       (9,403)      (437,873)        2,261           --          --

Repurchase of treasury
  stock...................       --         --            --           --             --            --       (4,838)   (150,425)
Exercise of stock
  options.................    1,742         18        28,975           --        (38,868)           --        3,419      98,575
Tax benefits from employee
  stock plans.............       --         --        42,803           --             --            --           --          --
Employee stock purchase
  plan....................      196          2         3,498           --         (1,640)           --          189       5,136
Deferred stock
  compensation............       --         --         6,695       (6,695)            --            --           --          --
Amortization of deferred
  stock compensation......       --         --            --        1,990             --            --           --          --
Foreign currency
  translation
  adjustment..............       --         --            --           --             --       (28,779)          --          --
Unrealized gain from
  investments.............       --         --            --           --             --        18,688           --          --
Minimum pension liability
  adjustment..............       --         --            --           --             --          (274)          --          --
Elimination of one-month
  lag in reporting of
  Chiron S.p.A............       --         --            --           --         (5,233)           --           --          --
Net income................       --         --            --           --        160,577            --           --          --
                            -------     ------    ----------     --------      ---------      --------       ------    --------
Balances at December 31,
  1999....................  181,863     $1,819    $2,075,887     $(14,108)     $(323,037)     $ (8,104)      (1,230)   $(46,714)

                              NOTES
                            RECEIVABLE
                            FOR STOCK
                            PURCHASES      TOTAL
                            ----------   ----------
Balances at December 31,
  1997....................     $(609)    $  876,115
Exercise of stock
  options.................        --         51,100
Tax benefits from employee
  stock plans.............        --         60,119
Employee stock purchase
  plan....................        --         14,573
Deferred stock
  compensation............        --             --
Amortization of deferred
  stock compensation......        --          3,002
Foreign currency
  translation
  adjustment..............        --         26,011
Unrealized loss from
  investments.............        --         (4,225)
Minimum pension liability
  adjustment..............        --           (717)
Collection of a loan to
  employee for stock
  purchases...............       609            609
Net income................        --        524,113
                               -----     ----------
Balances at December 31,
  1998....................        --      1,550,700
Repurchase of treasury
  stock...................        --       (150,425)
Exercise of stock
  options.................        --         88,700
Tax benefits from employee
  stock plans.............        --         42,803
Employee stock purchase
  plan....................        --          6,996
Deferred stock
  compensation............        --             --
Amortization of deferred
  stock compensation......        --          1,990
Foreign currency
  translation
  adjustment..............        --        (28,779)
Unrealized gain from
  investments.............        --         18,688
Minimum pension liability
  adjustment..............        --           (274)
Elimination of one-month
  lag in reporting of
  Chiron S.p.A............        --         (5,233)
Net income................        --        160,577
                               -----     ----------
Balances at December 31,
  1999....................        --     $1,685,743

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                               OF THIS STATEMENT.

                               CHIRON CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                 (IN THOUSANDS)

                                                                                             ACCUMULATED
                               COMMON STOCK       ADDITIONAL     DEFERRED                       OTHER         TREASURY STOCK
                            -------------------    PAID-IN        STOCK       ACCUMULATED   COMPREHENSIVE   -------------------
                             SHARES     AMOUNT     CAPITAL     COMPENSATION     DEFICIT     INCOME (LOSS)    SHARES     AMOUNT
                            --------   --------   ----------   ------------   -----------   -------------   --------   --------
Balances at December 31,
  1999....................  181,863     $1,819    $2,075,887     $(14,108)     $(323,037)     $ (8,104)      (1,230)   $(46,714)
Repurchase of treasury
  stock...................       --         --            --           --             --            --       (7,297)   (314,428)
Exercise of stock
  options.................      155          2         2,994           --        (88,598)           --        3,722     152,139
Tax benefits from employee
  stock plans.............       --         --        37,865           --             --            --           --          --
Employee stock purchase
  plan....................       49         --         1,903           --         (4,640)           --          266      10,880
Conversion of PathoGenesis
  stock options...........       --         --         3,371           --             --            --           --          --
Conversion of convertible
  debentures..............    9,615         96       281,288           --        (31,206)           --        2,356     103,712
Deferred stock
  compensation............       --         --        14,724      (14,724)            --            --           --          --
Amortization of deferred
  stock compensation......       --         --            --        5,846             --            --           --          --
Foreign currency
  translation
  adjustment..............       --         --            --           --             --       (23,219)          --          --
Unrealized gain from
  investments.............       --         --            --           --             --        48,887           --          --
Minimum pension liability
  adjustment..............       --         --            --           --             --           (67)          --          --
Net income................       --         --            --           --          8,514            --           --          --
                            -------     ------    ----------     --------      ---------      --------       ------    --------
Balances at December 31,
  2000....................  191,682     $1,917    $2,418,032     $(22,986)     $(438,967)     $ 17,497       (2,183)   $(94,411)
                            =======     ======    ==========     ========      =========      ========       ======    ========

                              NOTES
                            RECEIVABLE
                            FOR STOCK
                            PURCHASES      TOTAL
                            ----------   ----------
Balances at December 31,
  1999....................        --     $1,685,743
Repurchase of treasury
  stock...................        --       (314,428)
Exercise of stock
  options.................        --         66,537
Tax benefits from employee
  stock plans.............        --         37,865
Employee stock purchase
  plan....................        --          8,143
Conversion of PathoGenesis
  stock options...........        --          3,371
Conversion of convertible
  debentures..............        --        353,890
Deferred stock
  compensation............        --             --
Amortization of deferred
  stock compensation......        --          5,846
Foreign currency
  translation
  adjustment..............        --        (23,219)
Unrealized gain from
  investments.............        --         48,887
Minimum pension liability
  adjustment..............        --            (67)
Net income................        --          8,514
                               -----     ----------
Balances at December 31,
  2000....................        --     $1,881,082
                               =====     ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                               OF THIS STATEMENT.

                               CHIRON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
Cash flows from operating activities:
  Net income................................................  $    8,514   $  160,577   $  524,113
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................      81,426       68,895      107,861
      Write-off of purchased in-process technologies........     171,600           --        1,645
      (Gain) loss on sale of assets.........................         224         (872)      (7,751)
      Gain on sale of intangible assets.....................          --       (7,490)          --
      (Gain) loss on disposal of discontinued operations....       7,588      (32,173)    (440,994)
      Net loss on sale of marketable debt securities........       3,720           --           --
      Net gain on sale of equity securities.................      (3,181)      (3,783)      (4,475)
      Gain on sale of interests in affiliated companies.....      (2,927)          --       (1,815)
      Unrealized gain on trading securities.................          --       (3,352)          --
      Write-off of property, plant, equipment and leasehold
        improvements........................................      12,801          767        5,141
      Other than temporary loss on investments..............       5,000        1,716        8,365
      Minority interest.....................................         809           --           --
      Changes in reserves...................................      20,399       17,056       18,412
      Changes in estimated liabilities......................          --       (2,911)      (5,666)
      Deferred income taxes.................................     (26,502)      (5,864)     (43,180)
      Tax benefits from employee stock plans................      37,865       42,803       60,119
      Undistributed earnings of affiliates..................          --       (1,193)        (263)
      Other, net............................................      10,883       11,132        8,910
  Changes, excluding effect of acquisitions and
    dispositions, to:
    Accounts receivable.....................................     (75,790)     (15,797)     (10,540)
    Inventories.............................................     (12,017)     (37,357)     (17,985)
    Other current assets....................................      (8,162)        (327)     (48,826)
    Accounts payable and accrued expenses...................      85,895     (111,918)     (29,998)
    Current portion of unearned revenue.....................      14,856      (18,142)      38,527
    Other current liabilities...............................      14,008      (38,233)      14,273
    Other noncurrent liabilities............................      24,330       (2,649)      55,796
  Proceeds from sale of equity securities...................       2,108           --           --
                                                              ----------   ----------   ----------
      Net cash provided by operating activities.............     373,447       20,885      231,669
                                                              ----------   ----------   ----------
Cash flows from investing activities:
  Purchases of investments in marketable debt securities....  (3,571,355)  (1,155,363)  (1,206,797)
  Proceeds from sale and maturity of investments in
    marketable debt securities..............................   4,065,467    1,047,429      282,658
  Proceeds from note receivable.............................       3,233           --           --
  Capital expenditures......................................     (54,353)     (64,594)    (126,303)
  Proceeds from sale of assets..............................       1,000       21,751       38,570
  Purchases of equity securities and interests in affiliated
    companies...............................................     (27,411)          --       (1,284)
  Proceeds from sale of equity securities and interests in
    affiliated companies....................................       5,035        3,783       24,161
  Cash paid to purchase businesses, net of cash acquired....    (720,667)          --      (54,770)
  Proceeds from disposal of discontinued operations.........          --       46,912    1,292,164
  Increase (decrease) in other assets.......................      58,475      (16,745)       6,410
                                                              ----------   ----------   ----------
      Net cash (used in) provided by investing activities...    (240,576)    (116,827)     254,809
                                                              ----------   ----------   ----------
Cash flows from financing activities:
  Net repayment of short-term borrowings....................     (18,927)     (15,332)    (129,133)
  Repayment of debt and capital leases......................     (71,078)      (2,443)      (9,069)
  Proceeds from issuance of debt............................          --        6,936           --
  Payments to acquire treasury stock........................    (314,428)    (140,819)          --
  Proceeds from reissuance of treasury stock................      74,680       63,130           --
  Proceeds from issuance of common stock....................           7       35,020       66,556
                                                              ----------   ----------   ----------
      Net cash used in financing activities.................    (329,746)     (53,508)     (71,646)
                                                              ----------   ----------   ----------
      Net (decrease) increase in cash and cash
        equivalents.........................................    (196,875)    (149,450)     414,832

Cash and cash equivalents at beginning of the year..........     363,865      513,315       98,483
                                                              ----------   ----------   ----------
Cash and cash equivalents at end of the year................  $  166,990   $  363,865   $  513,315
                                                              ==========   ==========   ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                               OF THIS STATEMENT.

                               CHIRON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND BASIS OF PRESENTATION

    Chiron Corporation ("Chiron" or the "Company") is a biotechnology company that develops, manufactures and markets human healthcare products for the prevention and treatment of disease utilizing innovations in biology and chemistry. Chiron participates in three global healthcare markets:
(i) biopharmaceuticals, with an emphasis on cancer and infection; (ii) adult and pediatric vaccines; and (iii) blood testing. The Company is applying a broad and integrated scientific approach to the development of innovative products for preventing and treating cancer and infection. This approach is supported by research strengths in recombinant proteins, small molecules, genomics and vaccines.

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

    On March 31, 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring
GmbH & Co. ("Chiron Behring"), not previously owned, from Hoechst AG. Beginning in the second quarter of 1998, the results of Chiron Behring were consolidated with those of the Company (see Note 5).

    Prior to fiscal year 1999, the results of Chiron's Italian subsidiary ("Chiron S.p.A.") were reported on a one-month lag. In the first quarter of 1999, the results of Chiron S.p.A. were brought current. As a result, during fiscal year 1999, the Company recorded a loss of $5.2 million for the month of December 1998 as a component of "Accumulated deficit" in the Consolidated Balance Sheets.

    On September 21, 2000, Chiron acquired PathoGenesis Corporation ("PathoGenesis"). The Company included PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the seven business days in September 2000 were not significant to the Company's consolidated operating results (see Note 6).

FISCAL YEAR

    Effective with the beginning of fiscal year 1999, the Company changed its fiscal year from a 52 or 53-week year ending on the Sunday nearest the last day in December to coincide with a calendar year ending on December 31. In 1998, the Company's fiscal year was a 53-week year ending on January 3, 1999. For presentation purposes, dates used in the consolidated financial statements and accompanying notes refer to the fiscal year end.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company records "Minority interest" in the Consolidated Financial Statements to account for the ownership interest of the minority owner. Investments in joint ventures, partnerships and interests in which Chiron has an equity interest of 50% or less are accounted for using either the equity or cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The Company's most significant consolidated majority-owned subsidiaries and respective ownership percentages are as follows:

                                                              PERCENTAGE
NAME                                                          OWNERSHIP
----                                                          ----------
Chiron PathoGenesis U.S.....................................     100%
31 Corsa GmbH...............................................     100%
Chiron Behring GmbH.........................................     100%
Chiron S.p.A................................................     100%
Chiron B.V..................................................     100%
Chiron Iberia SA............................................     100%
Chiron UK Ltd...............................................     100%
Chiron GmbH.................................................     100%
Chiron France SARL..........................................     100%
Chiron Italia Srl...........................................     100%
Chiron Behring Vaccines Limited.............................      51%

    In 2000, the Company began consolidating, and recording minority interest related to, its 51% owned joint venture, Chiron Behring Vaccines Limited.

    In 2000, the Company became a limited partner of Burrill Biotechnology Capital Fund, L.P. The Company will pay $25.0 million over five years, of which $6.9 million was paid through December 31, 2000, for an ownership percentage of 25.67%. The Company accounts for the investment under the equity method of accounting pursuant to EITF Topic No. D-46 "Accounting for Limited Partnership Investments."

USE OF ESTIMATES AND RECLASSIFICATIONS

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

    The Company, prior to filing its financial statements on Form 10-K, publicly releases an unaudited condensed balance sheet and statement of operations. Between the date of the Company's earnings release and the filing of its Form 10-K, reclassifications may be required. These reclassifications, when made, have no effect on income from continuing operations, net income or earnings per share.

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

    In 2000, the Company reclassified $32.7 million to "Accumulated other comprehensive income (loss)" and $2.2 million to "Taxes payable," with an offsetting entry of $34.9 million to the noncurrent net deferred income tax liability, which represented the cumulative tax effect on the Company's net unrealized gains from investments and the Company's foreign currency translation adjustments, respectively, as the Company had not previously recorded these amounts net of deferred taxes and taxes payable. The adjustment had no effect on income from continuing operations, net income or earnings per share. Certain

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) previously reported amounts in the Consolidated Balance Sheets, the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Stockholders' Equity have been reclassified to conform with the current period presentation as follows:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Accumulated other comprehensive income (loss), as previously
  reported..................................................     $ 3,351
Accumulated other comprehensive income (loss), as currently
  reported..................................................     $(8,104)

    In 2000, the Company reclassified $18.5 million to "Additional paid-in capital" and $14.1 million to "Deferred stock compensation," with an offsetting entry of $4.4 million to "Accrued compensation and related expenses," which represented the cumulative effect of deferred stock compensation at the options' measurement dates. The adjustment had no effect on income from continuing operations, net income or earnings per share. Certain previously reported amounts in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders' Equity have been reclassified to conform with the current period presentation as follows:

                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
Additional paid-in capital, as previously reported......   $2,057,418     $1,979,615     $1,853,591
Additional paid-in capital, as currently reported.......   $2,075,887     $1,993,916     $1,864,110

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

    In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has classified its investments in certain equity securities as trading and in certain debt and equity securities as available-for-sale. Trading securities are recorded at fair value based upon year-end quoted market prices, and unrealized gains and losses are included in results of operations. Available-for-sale securities are recorded at fair value based upon year-end quoted market prices, and unrealized gains and losses, deemed by the Company as temporary in nature, are reported as a separate component of other comprehensive income or loss.

    The Company periodically reviews its debt and equity securities by comparing the market value to the carrying value of the security. Impairment, if any, is based on the excess of the carrying value over the market value. If impairment is considered other-than-temporary, the security's cost is written down to market value through earnings.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INVENTORIES

    Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventories consisted of the following at December 31:

                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Finished goods...........................................  $ 25,590   $16,614
Work in process..........................................    57,754    49,193
Raw materials............................................    25,369    18,917
                                                           --------   -------
                                                           $108,713   $84,724
                                                           ========   =======

PROPERTY, PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, plant, equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation on property, plant and equipment, including assets held under capital leases, is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for equipment and 15 to 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset's useful life or remaining lease term.

INTANGIBLE AND OTHER LONG-LIVED ASSETS

    Intangible assets consist principally of purchased technologies, goodwill and patents and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $27.4 million, $17.3 million and $15.7 million, respectively. Amortization of purchased technologies and goodwill is included primarily in "Amortization expense" and amortization of patents is included primarily in "Research and development" in the Consolidated Statements of Operations.

    The Company periodically evaluates the recoverability of its goodwill by comparing the projected undiscounted net cash flows associated with such goodwill against its respective carrying value. Impairment, if any, is based on the excess of the carrying value over the fair value.

    As circumstances dictate, the Company evaluates the recoverability of its other intangible and long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

TREASURY STOCK

    Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to additional paid-in capital. Losses on reissuance of treasury stock are charged to additional paid-in capital to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to accumulated deficit. For the years ended December 31, 2000 and 1999, the Company charged losses of $124.4 million and $40.5 million, respectively, to "Accumulated deficit" in the Consolidated Balance Sheets.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) REVENUE RECOGNITION

    "Product sales, net" primarily consist of revenues recognized upon shipment of products to customers. For nucleic acid testing ("NAT") product sales, the Company recognizes revenues based upon the details of each contract, from cost recovery pricing for investigational new drug ("IND") applications to contracted price per donation. For sales of Betaseron-Registered Trademark- (interferon beta-1b), the Company recognizes revenues upon shipment to its marketing partner and additional revenues upon the marketing partner's subsequent sale of Betaseron-Registered Trademark- to patients. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related product sales are recorded based upon analyses of historical discounts, rebates and returns.

    "Equity in earnings of unconsolidated joint businesses" represents the Company's share of the operating results generated by its commercial unincorporated joint businesses. "Collaborative agreement revenues" are earned and recognized based upon work performed or upon the attainment of specified milestones. Under contracts where reimbursement is based upon work performed, the related research and development expenses were $5.9 million, $49.7 million and $61.9 million in 2000, 1999 and 1998, respectively. "Royalty and license fee revenues" consist of product royalty payments and fees under license agreements and are recognized when earned. Up-front refundable fees are deferred and recognized as revenues when earned or when all performance obligations are completed. Up-front nonrefundable fees associated with royalty and license arrangements where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. Milestones, if any, related to scientific achievement are recognized in income when the milestone is accomplished. "Other revenues" primarily consist of fees for sales and marketing services performed, commission fees and grants from government agencies and are recognized when earned. In 1998, "Other revenues" also included revenue related to Chiron's co-promotion of Novartis AG's product, Aredia-Registered Trademark-, which was recognized, in part, based on the percentage of effort expended.

CONTRACT MANUFACTURING REVENUES AND EXPENSES

    During production pre-planning activites, contract manufacturing revenues are recognized upon completion of the specified contract milestones and recorded in "Other revenues" in the Consolidated Statements of Operations. During production pre-planning activities, contract manufacturing expenses are deferred as incurred, then expensed upon completion of the specified contract milestones and recorded in "Other operating expenses" in the Consolidated Statements of Operations. When production is complete, contract manufacturing revenues and expenses are recognized upon shipment of products to customers and recorded in "Other revenues" and "Other operating expenses," respectively, in the Consolidated Statements of Operations.

SHIPPING AND HANDLING FEES AND COSTS

    Shipping and handling fees billed to customers for product shipments are recorded in "Product sales, net" in the Consolidated Statements of Operations. Shipping and handling costs incurred for inventory purchases are recorded in "Cost of sales" in the Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT EXPENSE AND WRITE-OFF OF PURCHASED IN-PROCESS
  TECHNOLOGIES

    In accordance with SFAS No. 2, "Accounting for Research and Development Costs" ("SFAS 2"), research and development costs are charged to expense when incurred. Purchased in-process technologies

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) represent the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition. In accordance with SFAS 2, as clarified by FASB Interpretation ("FIN") No. 4, amounts assigned to purchased in-process technologies meeting the above stated criteria are charged to expense as part of the allocation of the purchase price of the business combination.

ADVERTISING EXPENSES

    The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 were $11.4 million, $10.0 million and $12.2 million, respectively.

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In 2000, 1999 and 1998, no provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are reinvested permanently in foreign operations, except for earnings in Chiron S.p.A. and 31 Corsa GmbH which, in 2000, were repatriated back to the U.S.

    A valuation allowance has been established against the recorded deferred income tax assets to the extent that management believes it more likely than not that a portion of the deferred income tax assets are not realizable.

STOCK-BASED COMPENSATION

    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations, including FIN No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Compensation expense is based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as "Deferred stock compensation" in the Consolidated Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. Compensation expense is included primarily in "Selling, general and administrative" in the Consolidated Statements of Operations. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has provided in Note 14 the pro forma disclosures of the effect on net income and earnings per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's foreign subsidiaries and equity investments are generally measured using the local currency as the functional currency. Accordingly, the assets and liabilities of the Company's foreign subsidiaries and equity investments are translated into U.S. dollars using the exchange

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) rates in effect at the end of the period. Revenues and expenses are translated using the average exchange rates for the period. Adjustments resulting from currency translations are included in "Other comprehensive income (loss)." Gains and losses resulting from currency transactions are recognized in current operations.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes derivative financial instruments, including forward foreign currency contracts, foreign currency option contracts and cross currency interest rate swaps, to reduce foreign exchange and interest rate risks. The Company also uses forward contracts and short sales to reduce equity securities risk. Derivative financial instruments are not used for trading or speculative purposes. The Company's control environment includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency hedging activities. Counterparties to the Company's hedging agreements are major financial institutions. The Company manages the risk of counterparty default on its derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. Chiron has not experienced any losses due to counterparty default.

CONCENTRATION OF RISK

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

    The Company purchases bulk powdered tobramycin, the primary basic raw material in TOBI-Registered Trademark-, from two of the principal worldwide suppliers of the drug. The Company anticipates that either one of these suppliers alone will be able to supply sufficient quantities to meet current needs; however, there can be no assurance that these suppliers will be able to meet future demand in a timely and cost-effective manner. As a result, the Company's operations could be adversely affected by an interruption or reduction in the supply of bulk powdered tobramycin.

    The Company has entered into contracts with third parties for the production and packaging of TOBI-Registered Trademark-. Over time, the Company can use alternative production and packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of TOBI-Registered Trademark- due to work stoppages or other factors, the Company's operations could be disrupted until alternative sources are secured.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPREHENSIVE INCOME

    In accordance with SFAS No. 130, "Reporting Comprehensive Income"
("SFAS 130"), the Company has displayed the components of "Other comprehensive income (loss)" and "Comprehensive income" in the Consolidated Statements of Comprehensive Income. In 2000, tax effects of repatriated earnings in Chiron S.p.A. and 31 Corsa GmbH were recorded in accordance with the investment and tax policy adopted for that year only. For all other foreign jurisdictions, the undistributed earnings of the Company's foreign investments are expected to be reinvested permanently. In 1999 and 1998, no tax effect was provided on the foreign currency translation component as the undistributed earnings of the Company's foreign investments were expected to be reinvested permanently.

NOTE 2--EARNINGS PER SHARE

    Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options, warrants and equivalents, which are included under the treasury-stock method; (ii) performance units (see Note 14) to the extent that dilutive shares are assumed issuable; and (iii) convertible subordinated debentures, which are included under the if-converted method (see
Note 12).

    The following table sets forth the computation for basic and diluted earnings per share on income from continuing operations for the years ended December 31:

                                                                2000           1999           1998
                                                              ---------      ---------      ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (Numerator):
  Income from continuing operations available to common
    stockholders............................................   $16,102       $128,404       $ 75,998
  Plus: Interest on 1.90% convertible debentures, net of
    taxes...................................................        --          1,936             --
                                                               -------       --------       --------
  Income from continuing operations available to common
    stockholders, plus assumed conversions..................   $16,102       $130,340       $ 75,998
                                                               -------       --------       --------
Shares (Denominator):
  Weighted-average common shares outstanding................   183,509        181,162        177,587
  Effect of dilutive securities:
    Options and equivalents.................................     6,137          4,279          2,956
    Warrants................................................       425            288            190
    1.90% convertible debentures............................        --          2,196             --
                                                               -------       --------       --------
  Weighted-average common shares outstanding, plus assumed
    conversions.............................................   190,071        187,925        180,733
                                                               -------       --------       --------
Basic earnings per share....................................   $  0.09       $   0.71       $   0.43
                                                               =======       ========       ========
Diluted earnings per share..................................   $  0.08       $   0.69       $   0.42
                                                               =======       ========       ========

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 2--EARNINGS PER SHARE (CONTINUED)
    The following table sets forth the computation for basic and diluted earnings per share on net income for the years ended December 31:

                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (Numerator):
  Net income available to common stockholders...............   $  8,514      $160,577      $524,113
  Plus: Interest on 1.90% convertible debentures, net of
    taxes...................................................         --         1,936            --
                                                               --------      --------      --------
  Net income available to common stockholders, plus assumed
    conversions.............................................   $  8,514      $162,513      $524,113
                                                               --------      --------      --------
Shares (Denominator):
  Weighted-average common shares outstanding................    183,509       181,162       177,587
  Effect of dilutive securities:
    Options and equivalents.................................      6,137         4,279         2,956
    Warrants................................................        425           288           190
    1.90% convertible debentures............................         --         2,196            --
                                                               --------      --------      --------
  Weighted-average common shares outstanding, plus assumed
    conversions.............................................    190,071       187,925       180,733
                                                               --------      --------      --------
Basic earnings per share....................................   $   0.05      $   0.89      $   2.95
                                                               ========      ========      ========
Diluted earnings per share..................................   $   0.04      $   0.86      $   2.90
                                                               ========      ========      ========

    Options to purchase 2.3 million shares, 6.0 million shares and 10.1 million shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2000, 1999 and 1998, respectively. These options were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

    Also excluded from the computation of diluted earnings per share for the year ended December 31, 2000 were 6.9 million shares of common stock issuable upon conversion of the Company's convertible subordinated debentures (see
Note 12) as their inclusion would be antidilutive in accordance with paragraphs 13 and 14 of SFAS No. 128 "Earnings per Share" ("SFAS 128"). In its prior statements related to 2000 results, the Company included in its actual year-to-date diluted earnings per share computation pursuant to paragraph 46 of SFAS 128 these 6.9 million shares, which represented the weighted average shares included in its actual diluted earnings per share computations for the first, second and third quarters of 2000. As a result, the actual diluted earnings per share for both income from continuing operations and net income for 2000 have been adjusted in this Form 10-K.

    Also excluded from the computations of diluted earnings per share for the years ended December 31, 1999 and 1998 were 9.8 million shares and 12.0 million shares, respectively, of common stock issuable upon conversion of the Company's convertible subordinated debentures (see Note 12) as the interest, net of tax, per common share obtainable on conversion exceeds basic earnings per share. As of December 31, 2000, substantially all of the convertible subordinated debentures were converted into 12.0 million shares of common stock.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 3--SUPPLEMENTAL CASH FLOW INFORMATION

                                                                2000       1999       1998
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Interest paid...............................................  $  2,898   $ 11,607   $  14,322
                                                              ========   ========   =========
Income taxes paid...........................................  $  9,852   $186,707   $  18,350
                                                              ========   ========   =========
Noncash investing and financing activities:
  Acquisitions:
    Cash acquired...........................................  $  3,132   $     --   $  57,119
    Fair value of all other assets acquired.................   829,803         --     206,922
    Liabilities assumed.....................................   (23,609)        --     (33,815)
    Taxes payable...........................................    (2,800)        --          --
    Net deferred tax liability..............................   (72,616)        --          --
    Fair value, less intrinsic value for unvested portion,
      of options exchanged..................................    (3,371)        --          --
    Acquisition costs not yet paid as of December 31,
      2000..................................................    (6,740)        --      (1,180)
    Carrying value of original investment...................        --         --    (117,157)
                                                              --------   --------   ---------
      Total cash paid.......................................  $723,799   $     --   $ 111,889
                                                              ========   ========   =========
    Conversion of subordinated debentures to common stock...  $353,890   $     --   $      --
                                                              ========   ========   =========

NOTE 4--DISCONTINUED OPERATIONS

    In a strategic effort to focus on its core businesses of Biopharmaceuticals, Vaccines and Blood Testing, the Company completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. Basic earnings (loss) per share from discontinued operations was $(0.04), $0.18 and $2.52 for the years ended December 31, 2000, 1999 and 1998, respectively. Diluted earnings (loss) per share from discontinued operations was $(0.04), $0.17 and $2.48 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The "Gain (loss) on disposal of discontinued operations" consisted of the following as of December 31:

                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Gain on the sale of Chiron Diagnostics, gross...  $    --    $    --    $529,669
Gain on the sale of Chiron Vision, gross........       --         --     112,582
Reversal of reserves for contractual obligations
  to indemnify B&L..............................    2,190      8,305          --
Gain on the sale of the Chiron Vision real
  estate assets, gross..........................       --      1,873          --
Other...........................................     (708)     1,563        (527)
Income tax benefit (provision)..................   (9,070)    20,432    (200,730)
                                                  -------    -------    --------
                                                  $(7,588)   $32,173    $440,994
                                                  =======    =======    ========

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 4--DISCONTINUED OPERATIONS (CONTINUED)
CHIRON DIAGNOSTICS

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

    In connection with the sale of Chiron Diagnostics, Chiron granted to Chiron Diagnostics rights under certain Chiron patents, including non-exclusive rights to patents relating to human immunodeficiency virus ("HIV") and hepatitis C virus ("HCV"). In exchange for these rights, Chiron Diagnostics paid to Chiron $100.0 million, which is refundable in decreasing amounts through 2001. In 2000, 1999 and 1998, Chiron recognized revenues of $29.2 million, $39.2 million and $13.3 million, respectively, which represented the portions of the $100.0 million payment that became nonrefundable during those periods. The revenues were recorded as a component of "Royalty and license fee revenues" in the Consolidated Statements of Operations. The Company anticipates recognizing the remaining revenue of $18.3 million in 2001.

    As a result of the sale of Chiron Diagnostics, the Company assigned certain technology rights, which it had utilized in its blood testing and diagnostics businesses, to Bayer. The assigned rights, which had been capitalized as intangible assets and had a net book value of $9.5 million at the time of assignment, were expensed against the gain on the sale of Chiron Diagnostics in 1998. Under the terms of the Agreement, Chiron and Bayer agreed to share certain future milestone payments related to these technology rights. Accordingly, Chiron made a milestone payment of $8.5 million in December 1999. Since the Company received regulatory approval in France for and began selling the transcription-mediated amplification ("TMA") combination HCV/HIV-1 test in September 1999, the Company ascertained that there is future value in these technology rights and, therefore, has capitalized the related milestone payment of $8.5 million, to be amortized over 5 years. For the year ended December 31, 2000, the Company recognized amortization expense of $1.7 million related to this intangible asset.

    In 1998, Chiron Diagnostics recognized total revenues of $527.7 million. For the year ended December 31, 1998, "Income from discontinued operations" of $7.1 million represented the net income of Chiron Diagnostics from January 1, 1998 through November 30, 1998, net of an income tax provision of $0.1 million. "Income from discontinued operations" also included approximately $16.4 million of net income recognized by Chiron Diagnostics from September 17, 1998 to November 30, 1998.

CHIRON VISION

    On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to B&L for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "B&L Agreement"), dated as of October 21, 1997, between Chiron and B&L. Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million were retained by the Company upon the completion of the sale. The Company has provided customary indemnities under the terms of the B&L Agreement. In 2000 and 1999, the Company reversed approximately $2.2 million and $8.3 million, respectively, reserved for contractual obligations to indemnify B&L against certain potential

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 4--DISCONTINUED OPERATIONS (CONTINUED) claims as such obligations had expired unused. This was recorded as a component of "Gain (loss) on disposal of discontinued operations."

    For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of December 31, 2000 and 1999, the real estate assets of $1.9 million, which represented all of the remaining net assets of Chiron's discontinued operations, were recorded in the Consolidated Balance Sheets as "Other current assets." In July 1999, the Company recognized a gain of $1.9 million upon sale of a portion of these real estate assets. This gain was recorded as a component of "Gain (loss) on disposal of discontinued operations."

    INCOME TAXES

    In connection with the sale of Chiron Diagnostics and Chiron Vision, the Company recorded cumulative net deferred tax assets of $26.5 million and $26.0 million in 2000 and 1999, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. The Company also recorded corresponding valuation allowances of $26.5 million and $26.0 million in 2000 and 1999, respectively, to offset these deferred tax assets, as management does not believe that it is more likely than not that the deferred tax assets to which the valuation allowance relates will be realized. The future recognition of these deferred tax assets will be reported as a component of "Gain (loss) on disposal of discontinued operations."

    "Gain (loss) on disposal of discontinued operations" in the Consolidated Statements of Operations included an income tax benefit (provision) of $(9.1) million, $20.4 million and $(200.7) million for the years ended December 31, 2000, 1999 and 1998, respectively. The tax provision for the year ended December 31, 2000 resulted from the 1999 estimated tax provision to tax return true-up adjustment on the Chiron Diagnostics purchase price adjustment. The tax benefit for the year ended December 31, 1999 included the utilization of additional foreign sales corporation benefits and foreign tax credits resulting from the 1998 estimated tax provision to tax return true-up adjustments for Chiron Diagnostics and Chiron Vision. The tax provision for the year ended December 31, 1998 was recorded based on the gains on the sale of Chiron Diagnostics and Chiron Vision.

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

    From July 1, 1996 through March 31, 1998 (period of joint ownership), Chiron and Hoechst AG operated the vaccine business as a joint venture under the name Chiron Behring GmbH & Co. Chiron accounted for its 49% interest under the equity method and recognized revenues of $2.4 million as a component of "Equity in earnings of unconsolidated joint businesses" in the Consolidated Statements of Operations for the year ended December 31, 1998.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 5--ACQUISITION OF CHIRON BEHRING (CONTINUED)
    In the second quarter of 1998, in an acquisition accounted for under the purchase method of accounting, Chiron acquired the remaining 51% interest in Chiron Behring from Hoechst AG. The purchase price of approximately
$113.1 million, including acquisition costs, was allocated to the acquired assets and liabilities assumed based upon their estimated fair value on the date of acquisition. In connection with the acquisition, liabilities assumed were as follows (in thousands):

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

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 6--ACQUISITION OF PATHOGENESIS CORPORATION

    On September 21, 2000, Chiron acquired PathoGenesis, a company that develops and markets drugs to treat infectious diseases, particularly serious lung infections. The acquisition was accounted for under the purchase method of accounting and included the purchase of all of the outstanding shares of common stock of PathoGenesis at $38.50 per share. The components and allocation of the purchase price were as follows (in thousands):

Consideration and acquisition costs:
  Cash paid for common stock................................  $642,522
  Cash paid for options on common stock.....................    66,216
  Acquisition costs paid as of December 31, 2000............    15,061
  Acquisition costs not yet paid as of December 31, 2000....     6,740
  Fair value, less intrinsic value for unvested portion, of
    options exchanged.......................................     3,371
                                                              --------
      Total purchase price..................................  $733,910
                                                              ========
Allocation of purchase price:
  Assets acquired...........................................  $ 94,784
  Write-off of purchased in-process technologies............   171,600
  Purchased technologies....................................   300,600
  Acquired intangible assets................................    53,900
  Goodwill..................................................   212,051
  Liabilities assumed.......................................   (23,609)
  Taxes payable.............................................    (2,800)
  Net deferred tax liability................................   (72,616)
                                                              --------
      Total purchase price..................................  $733,910
                                                              ========

    Outstanding options on PathoGenesis' stock were either redeemed in cash or converted into options on Chiron's stock. The difference between the fair value of all options and the intrinsic value associated with the unvested portion of those options was included as part of the purchase price.

    Acquisition costs included contractual severance and involuntary termination costs, as well as other direct acquisition costs. Approximately $13.1 million represented severance payments, assumed by the Company, to executives as dictated by their employment agreements.

    The Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. A portion of the purchase price was allocated to purchased in-process technologies and was written off entirely in the fourth quarter of 2000. The write-off of purchased in-process technologies represented the fair value at the acquisition date, calculated utilizing the income approach, of the portion of certain in-process research and development projects that were not reliant upon core technology. Core technology represents technology that has been utilized in approved or commercialized products. Certain research and development projects deemed too early in terms of completion metrics and any future yet-to-be-defined technologies were not included in the calculation of in-process technologies. The Company does not anticipate that there will be any alternative future use for the in-process technologies that were written off. In valuing the purchased in-process technologies, the Company used probability-of-success-adjusted cash flows and a 15% discount rate. Cash inflows from any one in-process

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 6--ACQUISITION OF PATHOGENESIS CORPORATION (CONTINUED) product were assumed to commence between 2002 and 2008. As with all biotechnology products, the probability of commercial success for any one research and development project is highly uncertain.

    Purchased technologies represented the fair value of research and development projects, which will be developed further and supported after the acquisition date, and are being amortized on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents, databases and the work force, which are being amortized on a straight-line basis over 5 to 16 years. Goodwill resulting from the PathoGenesis acquisition is being amortized on a straight-line basis over 15 years. Since the Company elected to treat the acquisition as taxable in California, the Company recorded current taxes payable of $2.8 million. The net deferred tax liability primarily related to the difference between the carrying amounts and tax bases of the purchased technology and acquired intangible assets, offset by future utilization of net operating loss and tax credit carryforwards. Upon acquisition, the Company acquired federal net operating loss carryforwards and federal business credits of approximately $116.6 million and $6.5 million, respectively, attributed to PathoGenesis.

    The Company included PathoGenesis' operating results, including the last seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the last seven business days in September 2000 were not significant to the Company's consolidated operating results for the fourth quarter of 2000.

    The following unaudited pro forma information presents the results of continuing operations of Chiron and PathoGenesis for the years ended
December 31, 2000 and 1999 as if Chiron's acquisition of PathoGenesis had been consummated as of January 1, 2000 and 1999, respectively. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future.

    The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process technologies, which resulted directly from the transaction. The unaudited pro forma information is as follows (in thousands, except per share data):

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                           2000        1999
                                                        ----------   --------
                                                             (UNAUDITED)
Total revenues........................................  $1,030,338   $823,490
Income from continuing operations.....................  $  140,749   $ 81,834
Pro forma income per share from continuing operations:
  Basic...............................................  $     0.77   $   0.45
  Diluted.............................................  $     0.74   $   0.45

NOTE 7--RESTRUCTURING AND REORGANIZATION

    The Company recorded restructuring and reorganization charges related to
(i) the integration of its worldwide vaccines operations, (ii) the closure of its Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in the Company's Italian manufacturing facility and facility-related costs. The

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 7--RESTRUCTURING AND REORGANIZATION (CONTINUED) closure of its Puerto Rico and St. Louis facilities and the ongoing restructuring of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 400 positions in manufacturing, research, development, sales, marketing and administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

    During 1999, the Company decided to retain 18 of those 400 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 382. Again during 2000, the Company decided to retain 11 of those 382 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 371. Included in the 371 positions were 36 positions at the Company's Amsterdam facility. These positions were transferred to the buyer in January 2000 (see Note 9) in connection with the December 1999 sale of the Amsterdam facility.

    For the year ended December 31, 2000, the Company recorded net restructuring and reorganization charge reversals of $0.4 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the retention of 11 of the 382 positions. As described above, the Company adjusted the number of positions for elimination to 371, of which 356 had terminated as of December 31, 2000.

    For the year ended December 31, 1999, the Company recorded net restructuring and reorganization expenses of $0.2 million, which included a charge of $3.9 million and a charge reversal of $3.7 million. The charge of $3.9 million primarily related to termination and other employee-related costs recognized in connection with the elimination of 28 positions at the Company's Italian manufacturing facility, of which 24 of these positions had terminated as of December 31, 1999. The charge reversal of $3.7 million related to (i) revised estimates of facility-related accruals recorded in connection with the closure of the St. Louis facility and (ii) revised estimates of termination and other employee-related costs recorded in connection with the transfer of 36 positions at the Company's Amsterdam facility to the buyer and the retention of 18 of the 400 positions. As described above, the Company adjusted the number of positions for elimination to 382, of which 319 had terminated as of December 31, 1999.

    For the year ended December 31, 1998, the Company recorded net restructuring and reorganization expenses of $26.8 million, which included a charge of $30.7 million and a charge reversal of $3.9 million. The charge of $30.7 million consisted of (i) termination and other employee-related costs recorded in connection with the elimination of the 400 positions, of which 167 had terminated as of December 31, 1998, and (ii) facility-related costs recorded in connection with the closure of the St. Louis facility and the ongoing restructuring of its business operations. The charge reversal of $3.9 million primarily resulted from a revised estimate of property and other tax-related accruals recorded in 1995 in connection with the closure of the Puerto Rico facility.

    Included in "Gain (loss) on disposal of discontinued operations" in the Consolidated Statements of Operations were net restructuring and reorganization charge reversals of $0.3 million in 2000 and expenses of $19.1 million in 1998. These amounts related to the restructuring of the Company's IN VITRO diagnostics business operations and primarily consisted of employee termination costs related to the termination of

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 7--RESTRUCTURING AND REORGANIZATION (CONTINUED)
331 employees, all of which were terminated as of December 31, 1998. The Company retained responsibility for $4.5 million of restructuring accruals upon the completion of the sale of Chiron Diagnostics to Bayer. The restructuring accruals were fully utilized as of December 31, 2000.

    The Company's restructuring and reorganization accruals are expected to be substantially settled within one to six years of accruing the related charges. As of December 31, 2000, $1.7 million and $1.0 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Consolidated Balance Sheets. As of December 31, 1999, $4.0 million and
$1.7 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Consolidated Balance Sheets.

    The activity in accrued restructuring and reorganization for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                                                 AMOUNT OF
                                                 AMOUNT OF         TOTAL                             AMOUNT TO
                                 ACCRUAL AT        TOTAL       RESTRUCTURING    AMOUNT UTILIZED     BE UTILIZED
                                DECEMBER 31,   RESTRUCTURING      CHARGE            THROUGH          IN FUTURE
                                    1999          CHARGE         REVERSAL      DECEMBER 31, 2000      PERIODS
                                ------------   -------------   -------------   ------------------   -----------
Employee-related costs........     $3,772          $ --            $(607)           $(1,349)           $1,816
Other facility-related
  costs.......................      1,631           160               --               (952)              839
                                   ------          ----            -----            -------            ------
                                    5,403           160             (607)            (2,301)            2,655
Discontinued operations.......        285            49             (334)                --                --
                                   ------          ----            -----            -------            ------
                                   $5,688          $209            $(941)           $(2,301)           $2,655
                                   ======          ====            =====            =======            ======

                                                                 AMOUNT OF
                                                 AMOUNT OF         TOTAL                             AMOUNT TO
                                 ACCRUAL AT        TOTAL       RESTRUCTURING    AMOUNT UTILIZED     BE UTILIZED
                                DECEMBER 31,   RESTRUCTURING      CHARGE            THROUGH          IN FUTURE
                                    1998          CHARGE         REVERSAL      DECEMBER 31, 1999      PERIODS
                                ------------   -------------   -------------   ------------------   -----------
Employee-related costs........     $15,390        $2,826          $(2,697)          $(11,747)          $3,772
Other facility-related
  costs.......................       3,931         1,099           (1,031)            (2,368)           1,631
                                   -------        ------          -------           --------           ------
                                    19,321         3,925           (3,728)           (14,115)           5,403
Discontinued operations.......       4,475            --               --             (4,190)             285
                                   -------        ------          -------           --------           ------
                                   $23,796        $3,925          $(3,728)          $(18,305)          $5,688
                                   =======        ======          =======           ========           ======

                                                                 AMOUNT OF
                                                 AMOUNT OF         TOTAL                             AMOUNT TO
                                 ACCRUAL AT        TOTAL       RESTRUCTURING    AMOUNT UTILIZED     BE UTILIZED
                                DECEMBER 31,   RESTRUCTURING      CHARGE            THROUGH          IN FUTURE
                                    1997          CHARGE         REVERSAL      DECEMBER 31, 1998      PERIODS
                                ------------   -------------   -------------   ------------------   -----------
Employee-related costs........     $   --         $23,592         $  (258)          $ (7,944)         $15,390
Puerto Rico facility..........      3,695              --          (3,695)                --               --
Other facility-related
  costs.......................         --           7,115              --             (3,184)           3,931
                                   ------         -------         -------           --------          -------
                                    3,695          30,707          (3,953)           (11,128)          19,321
Discontinued operations.......      3,162          20,857          (1,789)           (17,755)           4,475
                                   ------         -------         -------           --------          -------
                                   $6,857         $51,564         $(5,742)          $(28,883)         $23,796
                                   ======         =======         =======           ========          =======

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 8--RESEARCH AND DEVELOPMENT ARRANGEMENTS

    Chiron participates in a number of research and development arrangements with other pharmaceutical and biotechnology companies to develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. Chiron may also be required to make payments to certain collaborative partners upon their achievement of specified milestones. Aggregate annual noncancelable funding commitments under collaborative arrangements are as follows: 2001-$9.0 million; 2002-$2.3 million; 2003-$0.7 million; and 2004-$0.2 million.

    In connection with certain research and development arrangements, the Company may invest in equity securities of its collaborative partners. The price of these securities is subject to significant volatility. In 2000, 1999 and 1998, Chiron recognized losses of $5.0 million, $1.7 million and $8.4 million, respectively, attributable to the other-than-temporary impairment of certain of these equity securities.

    On April 1, 1999, the Company received a $9.7 million promissory note in consideration for payment under a biopharmaceutical collaboration agreement. The note bears interest at the London Interbank Offered Rate ("LIBOR") plus 3.0% (9.4% at December 31, 2000 and 9.0% at December 31, 1999). The interest is due quarterly, and the principal is due in three equal installments, with the first payment of $3.2 million received in June 2000. The final two installments are payable on June 30, 2001 and June 30, 2002. On December 28, 2000, the Company received a $3.5 million promissory note in consideration for another payment under the same biopharmaceutical collaboration agreement. The note bears interest at LIBOR plus 3.0% (9.4% at December 31, 2000). The interest is due quarterly, and the principal is payable in three equal installments, which are payable on June 30, 2001, June 30, 2002 and June 30, 2003. The Company recorded $4.4 million and $3.2 million as "Current portion of notes receivable" at December 31, 2000 and 1999, respectively, and $5.6 million and $6.5 million as "Notes receivable" at December 31, 2000 and 1999, respectively, in the Consolidated Balance Sheets. The notes are collateralized by the payor's right, title and interest in all amounts payable by the Company under the biopharmaceutical collaboration agreement.

    On November 1, 1999, the Company entered into a patent and license agreement. Under this agreement, the Company paid $5.0 million of license fees, which were recorded as "Research and development" in the Consolidated Statements of Operations for the year ended December 31, 1999, and advanced $7.5 million in return for a promissory note, which was recorded as "Notes receivable" in the Consolidated Balance Sheets as of both December 31, 2000 and 1999. The note bears interest at the prime rate (9.5% at December 31, 2000 and 8.5% at December 31, 1999), is due with accrued interest on December 31, 2006 and will be forgiven (principal and accrued interest) if the U.S. Food and Drug Administration ("FDA") approves any product covered by the patent and license agreement for marketing in the U.S. prior to December 31, 2006. The Company may pay additional milestone payments if certain development objectives are met. In addition, the Company may pay royalties on future net product sales of the product under the patent and license agreement.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 9--RELATED PARTY TRANSACTIONS

NOVARTIS AG

    The Company has an alliance with Novartis AG ("Novartis"), a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, effective January 1995, Novartis increased its ownership interest in the Company to 49.9%. As a result of subsequent stock issuances by the Company, Novartis' ownership interest in Chiron has been reduced to approximately 42.0% as of December 31, 2000.

    THE GOVERNANCE AGREEMENT

    In January 1995, Chiron and Novartis entered into a Governance Agreement whereby Novartis agreed not to increase its ownership interest in the Company above 55% unless it acquires all of Chiron's outstanding capital stock in a "buy-out transaction." Novartis may exceed these standstill amounts and increase its ownership interest up to 79.9% if the transaction is approved by a majority of the independent members of Chiron's Board of Directors. Under the terms of the Governance Agreement, Novartis is permitted to designate three members of Chiron's Board of Directors.

    THE INVESTMENT AGREEMENT

    Under the terms of an Investment Agreement, Novartis agreed to guarantee certain obligations of the Company under one or more revolving credit facilities through January 1, 2008. The principal amount of indebtedness under the guaranteed credit facilities may not exceed $402.5 million. In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million. In exchange for this increase, the amount of Chiron's common stock required to be purchased by a Novartis affiliate (at Chiron's request) would be reduced by an equal amount. Under the Investment Agreement, Novartis had guaranteed
$172.6 million of Chiron's operating lease commitments as of December 31, 2000 (see Note 13).

    THE LIMITED LIABILITY COMPANY AGREEMENT

    In December 1995, Chiron and Novartis entered into a Limited Liability Company agreement (the "R&D Funding Agreement"). Under the terms of this agreement, Novartis agreed to fund certain research and development projects, including certain adult and pediatric vaccines and Insulin-Like Growth Factor-I ("IGF-I"). In December 1997, this agreement was amended to include research and development activities related to Factor VIII gene therapy and Herpes Simplex Virus-thymidine kinase ("HSV-tk"). In December 2000, this agreement was amended to provide that, through December 31, 2001, at Chiron's request, Novartis will fund up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. The amount of funding that Novartis is obligated to provide is subject to an aggregate limit of $265.0 million. Under this agreement, in 2000, 1999 and 1998, Chiron recognized collaborative agreement revenues of $3.0 million, $46.2 million and $54.4 million, respectively. In 2001, the amount of R&D funding available to be provided by Novartis is limited to $9.1 million.

    In consideration of the funding provided by Novartis under the R&D Funding Agreement, Novartis has an interest in a stream of variable royalties in future worldwide sales from certain adult and pediatric vaccines, IGF-I, Factor VIII and HSV-tk (the "Products"), if any, which are successfully developed. Novartis also has co-promotional rights, in countries other than in North America and Europe, for certain adult vaccines. Royalties on all specified products will be paid for a minimum of 10 years from the later of

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 9--RELATED PARTY TRANSACTIONS (CONTINUED)
October 1, 2001 or the date of the first commercial sale of individual products covered by the R&D Funding Agreement, as amended. Chiron has the right, but not the obligation, to buy-out Novartis' interests in the Products for a price equal to the aggregate amount of R&D funding provided by Novartis, less any payments to or profits earned by Novartis in connection with the Products, plus interest at LIBOR. Chiron must notify Novartis by January 1, 2002 as to whether it will exercise its buy-out right and will have until January 1, 2005 to tender the purchase price for the buy-out.

    In December 1999, the Company sold certain assets that it had developed or acquired in connection with its research and development of a Cytomegalovirus ("CMV") vaccine to Aventis Pasteur (formerly Pasteur Merieux Connaught) for $10.0 million and licensed certain technology to Aventis Pasteur for use in connection with the CMV vaccine. The sale of these assets resulted in a gain of $7.5 million, which was included in "Gain on sale of intangible assets" in the Consolidated Statements of Operations. Under the terms of the agreements, in the event Aventis Pasteur successfully develops a CMV vaccine, it will pay the Company royalties on net sales of such vaccine and will grant the Company marketing rights to such vaccine in Germany and Italy. Novartis had provided research funding for the Company's CMV vaccine research and development program. In connection with this sale, Novartis waived its co-promotion rights for the CMV vaccine in return for royalties equal to 25% of fees and royalties received by the Company related to the CMV vaccines. At December 31, 1999, the Company recorded in "Accounts payable--Related parties" in the Consolidated Balance Sheets an amount payable to Novartis of $2.5 million, which represented 25% of the Company's $10.0 million payment from Aventis Pasteur. The Company paid this amount in 2000.

    THE NOVEMBER 1995 AGREEMENT

    Under the terms of a November 1995 agreement with Novartis, Novartis agreed to pay $26.0 million over a five-year period, subject to certain adjustments, in exchange for a non-exclusive license to utilize Chiron's combinatorial chemistry techniques. In addition, the parties agreed to collaborate to utilize combinatorial chemistry technology to identify potential products in selected target areas. The agreement provides for research funding by Novartis and certain up-front milestone and royalty payments, as well as product commercialization rights for both parties. In connection with this agreement, Chiron recognized collaborative agreement revenues of $3.3 million, $4.2 million and $6.0 million in 2000, 1999 and 1998, respectively. This agreement ended in the fourth quarter of 2000. In connection with the sale of its Australian subsidiary to Mimotopes Pty. Ltd. ("Mimotopes") in February 2000 (see Note 16), the Company and Mimotopes entered into an agreement, under which Mimotopes would perform the research and development for the remaining term of this agreement with Novartis. The Company paid Mimotopes $0.7 million for the research and development services, which it amortized over the period during which the services were performed.

    THE NOVEMBER 1996 AGREEMENT

    In November 1996, in connection with the U.S. Federal Trade Commission's review of the merger between Ciba-Geigy Limited and Sandoz Limited which created Novartis, Chiron and Novartis entered into a consent order pursuant to which Chiron agreed to grant a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents relating to the HSV-tk gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provides, among other things, for certain cross licenses between Chiron and Novartis, and under which, beginning in 1997, Novartis agreed to pay Chiron

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 9--RELATED PARTY TRANSACTIONS (CONTINUED) up to $60.0 million over five years. In connection with the agreement, Chiron recognized collaborative agreement revenues of $10.0 million, $10.0 million and $15.0 million in 2000, 1999 and 1998, respectively.

    THE PROMOTION AGREEMENT

    From 1994 through April 1998, Chiron promoted Aredia-Registered Trademark- (pamidronate disodium for injection) on behalf of Novartis. In April 1998, the arrangement concluded. In connection with the arrangement, Chiron recognized other revenues of $9.8 million in 1998.

    NOTE PAYABLE

    In connection with the sale of Chiron Diagnostics to Bayer, a promissory note owed by Chiron Diagnostics to Novartis was transferred to and assumed by the Company. The note payable to Novartis bore interest at a variable rate based on LIBOR (5.7% at December 31, 1999). As of December 31, 1999, the outstanding amount was $67.8 million, including accrued interest. The note and accrued interest were paid in full on January 4, 2000.

LOANS TO EXECUTIVE OFFICERS

    In September 1999, the Company provided a loan of $0.4 million, which consists of two agreements in the principal amount of $0.2 million each, to a senior executive officer. The loan is secured by a second deed of trust on real estate. The first agreement bears a fixed interest rate of 5.98%, and principal will be forgiven in annual installments over a period of five years, with the outstanding principal balance to be forgiven in full on August 2, 2004, so long as the officer remains an employee of the Company or an affiliate thereof. The second agreement bears a fixed interest rate of 6.25%, with the outstanding principal balance due in full on August 2, 2009. As of both December 31, 2000 and 1999, the amount outstanding on the loan was $0.4 million.

    In June 1998, the Company provided a loan of $1.0 million to a senior executive officer. The loan, which is non-interest bearing, is secured by a primary deed of trust on real estate. Principal is payable in annual installments of $0.05 million over a period of ten years, with the outstanding principal balance due in full on June 22, 2008. As of both December 31, 2000 and 1999, the amount outstanding on the loan was $0.9 million.

CONSULTING AGREEMENTS WITH DIRECTORS

    In February 2000, the Company entered into one-year consulting agreements with two directors of the Company. Under these agreements, the directors were paid $0.05 million and $0.2 million, respectively. These agreements expired in February 2001. In February 2001, the Company renewed one of the consulting agreements with one director of the Company, under which he will receive
$0.1 million for consulting services as mutually agreed upon by the parties.

SALE OF THE AMSTERDAM MANUFACTURING FACILITY

    In December 1999, the Company sold its Amsterdam manufacturing facility and related machinery and equipment assets to Synco B.V., a company owned by a director of the Company, for $15.0 million in cash. The sale of the Amsterdam manufacturing facility resulted in a gain of $1.2 million, of which

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 9--RELATED PARTY TRANSACTIONS (CONTINUED)
$0.9 million was included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations and $0.3 million was deferred as a result of the leaseback described below. The Company will amortize the unearned revenue as a reduction to rent expense over the lease term.

    The Company is leasing back office and warehouse space in the Amsterdam facility for some operational and administrative activities. The lease is a noncancelable operating lease, which expires in 2004 and may be extended for a period of two consecutive years (see Note 13). Annual rent is NLG 1.4 million ($0.6 million at December 31, 2000).

    At its option, the Company may lease certain equipment under the same terms as the office and warehouse lease. As of December 31, 2000, the Company had not exercised this option. Also, at the option of the new owner, the Company may provide various administrative services to the new owner. As of December 31, 2000, no such administrative services were being provided. And, at the option of the Company, the new owner may provide various contract manufacturing and quality control services to the Company. For the year ended December 31, 2000, the Company incurred expenses of approximately $0.3 million, which were included in "Cost of sales--Related parties" in the Consolidated Statements of Operations, related to such quality control services.

NOTE 10--JOINT BUSINESS ARRANGEMENT

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

    Chiron records its share of profits from the Chiron-Ortho joint business on a one-month lag using estimates provided by Ortho. Through 1999, the joint business recorded an inventory adjustment at the end of each year. Included in Chiron's share of the profits in 1999 and 1998 were inventory adjustments of $(0.7) million and $(4.1) million, respectively. The change in methodology was not material to the Company's financial position or results of operations as of and for the year ended December 31, 2000. Beginning in 2000, the joint business accounted for inventory adjustments on a quarterly basis. Profit sharing distributions are payable to Chiron within 90 days after the end of each quarter. At December 31, 2000 and 1999, $19.7 million and $14.1 million, respectively, were due from Ortho for profit sharing and reimbursement of costs. In 2000, 1999 and 1998, Chiron's 50% share of the profits from the joint business, which was recorded as a component of "Equity in earnings of unconsolidated joint businesses," was $84.2 million, $78.1 million and $73.5 million, respectively. Revenues recognized under the cost reimbursement portion of the agreement in 2000, 1999 and 1998 were $20.7 million, $18.4 million and $20.6 million, respectively, for product sales and $10.1 million, $8.3 million and $5.0 million, respectively, for collaborative research.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES

    At December 31, 1999, trading securities consisted of $3.3 million in equity securities and were classified as "Short term investments in equity securities" in the Consolidated Balance Sheets. For the year ended December 31, 1999, the Company recorded an unrealized gain of $3.3 million as part of "Other income, net" in the Consolidated Statements of Operations. In 2000, the Company sold these equity securities and recognized a gain of $0.8 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations. The Company had no investments in equity securities classified as trading at December 31, 2000.

    Available-for-sale securities consisted of the following at December 31:

                                                    2000                                              1999
                                ---------------------------------------------   -------------------------------------------------
                                ADJUSTED   UNREALIZED   UNREALIZED     FAIR      ADJUSTED    UNREALIZED   UNREALIZED      FAIR
                                  COST       GAINS        LOSSES      VALUE        COST        GAINS        LOSSES       VALUE
                                --------   ----------   ----------   --------   ----------   ----------   ----------   ----------
                                               (IN THOUSANDS)                                    (IN THOUSANDS)
U.S. Government...............  $ 2,004     $     --    $      (2)   $  2,002   $  258,521    $ 25,383    $ (28,937)   $  254,967
Corporate Debt................  626,133      106,263     (105,068)    627,328    1,169,783     105,408     (108,344)    1,166,847
Other.........................   61,380           --           --      61,380       44,863          --           --        44,863
                                --------    --------    ---------    --------   ----------    --------    ---------    ----------
                                689,517      106,263     (105,070)    690,710    1,473,167     130,791     (137,281)    1,466,677
Equity........................   34,075      112,656         (118)    146,613       15,036      41,441           --        56,477
                                --------    --------    ---------    --------   ----------    --------    ---------    ----------
                                $723,592    $218,919    $(105,188)   $837,323   $1,488,203    $172,232    $(137,281)   $1,523,154
                                ========    ========    =========    ========   ==========    ========    =========    ==========

    Available-for-sale securities were classified in the Consolidated Balance Sheets as follows at December 31:

                                                          2000        1999
                                                        --------   ----------
                                                           (IN THOUSANDS)
Cash equivalents......................................  $  6,164   $  279,070
Short-term investments in marketable debt
  securities..........................................   534,621      640,027
Noncurrent investments in marketable debt
  securities..........................................   149,925      547,580
Investments in equity securities......................   146,613       56,477
                                                        --------   ----------
                                                        $837,323   $1,523,154
                                                        ========   ==========

    The cost and estimated fair value of available-for-sale debt securities by contractual maturity consisted of the following at December 31, 2000:

                                                          ADJUSTED     FAIR
                                                            COST      VALUE
                                                          --------   --------
                                                            (IN THOUSANDS)
Due in one year or less.................................  $541,139   $540,785
Due in one to five years................................   148,378    149,925
                                                          --------   --------
                                                          $689,517   $690,710
                                                          ========   ========

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
OTHER FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of the Company's financial instruments, other than those accounted for in accordance with SFAS 115, were as follows at December 31:

                                                                2000                    1999
                                                        ---------------------   ---------------------
                                                        CARRYING                CARRYING
                                                         AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                        --------   ----------   --------   ----------
                                                                       (IN THOUSANDS)
ON-BALANCE SHEET FINANCIAL INSTRUMENTS:
  Nonmarketable equity investments (accounted for
    under the cost method)............................  $ 9,181      $11,408    $ 6,544     $ 20,617
  Notes and employee loans receivable.................   21,345       21,345     20,043       20,043
  Deposits............................................    2,282        1,643      4,829        4,045
  Due from cross currency interest rate swaps.........       --           --     26,593       24,213
  Long-term debt:
    Convertible subordinated debentures...............       --           --    343,210      510,318
    Notes payable.....................................   15,798       16,123     80,843       80,843
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
  Due from forward foreign currency contracts.........       --       49,209         --       27,164
  Cross currency interest rate swaps..................       --           --         --       23,558
  Due from short sales................................       --           --         --        4,562
  Forward sales contracts.............................       --       31,463         --           --

    The fair value estimates provided above were based on information available at December 31, 2000 and 1999. Considerable judgment was required in interpreting market data to develop the estimates of fair value. As such, these estimated fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

    The fair value of nonmarketable equity investments that are accounted for under the cost method primarily was based on estimated market prices determined by a broker. The carrying values of variable rate notes receivable and notes payable approximated fair value due to the market-based nature of these instruments. The fair value of the deposits was based on the discounted value of expected future cash flows using current rates for assets with similar maturities. The fair value of the receivables from cross currency interest rate swaps was based on the discounted value of expected future cash flows using current rates. The fair value of convertible subordinated debentures was based on the market price at the close of business on the last day of the fiscal year. The fair values of the forward foreign currency contracts, the cross currency interest rate swaps, the short sales and the forward contracts were based on estimated market prices, determined by a broker. Included in current assets and current liabilities were certain other financial instruments whose carrying values approximated fair value due to the short-term nature of such instruments.

FOREIGN CURRENCY CONTRACTS

    A significant portion of the Company's operations consists of manufacturing and sales activities in western European countries. As a result, the Company's financial results may be affected by changes in the foreign currency exchange rates of those related countries.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Forward foreign currency contracts ("forwards"), generally having average maturities of three months or less, are used to hedge material foreign currency denominated receivables and payables. Forwards are generally marked-to-market at the end of each quarter with gains or losses recorded as a component of "Other income, net" in the Consolidated Statements of Operations to offset gains or losses on foreign currency denominated receivables and payables. Outstanding notional principal amounts of the Company's forwards were $48.8 million and $27.3 million at December 31, 2000 and 1999, respectively.

    Foreign currency transaction gains from continuing operations, net of the impact of hedging, were $5.5 million in 2000. Foreign currency transaction gains and losses from continuing operations were not significant in 1999 or 1998. In 2000, the Company hedged a portion of its exposure to the British pound related to Menjugate-TM- sales. The Company settled this hedging contract upon substantial conclusion of Menjugate-TM- sales in the United Kingdom in the second quarter of 2000. The settlement resulted in a gain of approximately
$5.4 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

CROSS CURRENCY INTEREST RATE SWAPS

    The Company selectively enters into cross currency interest rate swaps ("swaps") with major financial institutions to modify the interest and/or currency characteristics of certain assets and liabilities. These swap agreements involve the exchange of interest payments denominated in different currencies, based upon the terms described in the swap agreements. The net difference between the interest amounts paid and received is recognized as a component of "Other income, net" in the Consolidated Statements of Operations. The related interest amount payable or receivable from the major financial institutions is included as a component of other current liabilities or assets. Currency translation fluctuations in the underlying assets and liabilities, as well as changes in the value of the related swaps, are reflected in other comprehensive income or loss. The Company terminated the swaps in December 2000, as described below. Outstanding notional principal amounts of the Company's swaps were $226.8 million at December 31, 1999.

    In April 1998, the Company entered into a series of swap agreements to fix the interest and currency exchange rate exposures associated with the Company's wholly-owned German subsidiary. The swaps were to mature in April 2003 and were based on an aggregate notional principal amount of $114.2 million. The agreements provided for quarterly interest payments based on a fixed Deutsche mark rate of 4.7% while receiving quarterly interest payments based on a fixed U.S. dollar rate of 4.8%.

    In July 1996, the Company also entered into swap agreements associated with the Company's wholly-owned German subsidiary that were to mature in July 2001 with an aggregate notional principal amount of $112.6 million. The Company effectively created a fixed rate Deutsche mark liability to fund certain Deutsche mark assets. The agreements provided for the Company to make quarterly interest payments based on a fixed Deutsche mark rate of 6.2% while receiving interest based on a variable rate tied to three-month U.S. dollar LIBOR plus 0.5% (6.3% at December 31, 1999).

    In 2000, the Company terminated these cross currency interest rate swaps, resulting in a gain of approximately $2.7 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
FORWARD SALES CONTRACTS

    The Company selectively enters into forward sales contracts with major financial institutions to hedge against possible reductions in market values of its equity securities. Forward sales contracts are generally marked-to-market at the end of each quarter with gains or losses recorded in a manner consistent with the accounting for gains and losses on the underlying securities. If the underlying securities are classified as trading, the gain or loss on the forward sales contracts is recorded as a component of "Other income, net" in the Consolidated Statements of Operations. If the underlying securities are classified as available-for-sale, the gain or loss on forward sales contracts is recorded as a component of "Other comprehensive income (loss)" in the Consolidated Statements of Comprehensive Income. Outstanding notional principal amounts of the Company's forward sales contracts were $36.2 million at December 31, 2000. Under the forward sales contracts, the Company earns interest through the contract maturity dates, which range from June 2002 to October 2003, based on the three-month LIBOR (6.4% at December 31, 2000) as applied to the forward prices. Interest on the forward sales contracts was not significant in 2000. The Company had no forward sales contracts during 1999.

SHORT SALES

    The Company selectively enters into short sales with major financial institutions. Short sales substantially offset long positions and, in effect, neutralize the impact of market valuation shifts on the hedged securities. Short sales are generally marked-to-market at the end of each quarter with gains or losses recorded in a manner consistent with the accounting for gains or losses on the underlying securities. If the underlying securities are classified as trading, the gain or loss on the short sales is recorded as a component of "Other income, net" in the Consolidated Statements of Operations. If the underlying securities are classified as available-for-sale, the gain or loss on the short sales is recorded as a component of "Other comprehensive income
(loss)" in the Consolidated Statements of Comprehensive Income. The Company settled all short sales in December 2000, as described below. Outstanding notional principal amounts of the Company's short sales were $4.5 million at December 31, 1999.

    In late December 1999, the Company entered into two short sales to hedge securities classified as trading and available-for-sale. In addition, the Company entered into two margin account agreements in relation to the short sales. The agreements required the Company to deposit cash, in an amount equal to 50% of the market value of the hedged investments on the date of the short sales, into the margin accounts. Cash in the margin accounts earned interest at the prevailing market rate (5.0% at December 31, 1999) and was restricted for use until the short position was covered. At December 31, 1999, the Company had a cash balance of $2.2 million in the margin accounts, of which $1.1 million was recorded in "Other current assets" and $1.1 million was recorded in "Other assets" in the Consolidated Balance Sheets. The interest on this cash balance was not significant for the years ended December 31, 2000 or 1999. In 2000, the Company settled these short sales upon sale of the related equity securities. The settlement resulted in a gain of approximately $2.4 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 12--DEBT OBLIGATIONS AND CAPITAL LEASES

    Long-term debt consisted of the following at December 31:

                                                            2000       1999
                                                          --------   ---------
                                                             (IN THOUSANDS)
1.90% convertible subordinated debentures...............  $    --    $ 248,216
5.25% convertible subordinated debentures...............       --       94,994
Other notes payable.....................................    4,251        3,282
                                                          -------    ---------
                                                            4,251      346,492
Less current portion....................................   (1,212)    (249,534)
                                                          -------    ---------
                                                          $ 3,039    $  96,958
                                                          =======    =========

CONVERTIBLE SUBORDINATED DEBENTURES

    In 1993, Chiron issued 1.90% convertible subordinated debentures with a face value of $253.9 million and a yield to maturity of 4.50%. The debentures were carried net of an initial issue discount of $39.3 million, which was being accreted over the life of the debentures using the interest method. On
August 11, 2000, the Company's Board of Directors authorized management to call for redemption the outstanding $253.9 million 1.90% convertible subordinated debentures, including $10.1 million held by Novartis, in accordance with the original indenture terms. The redemption price for each $1,000 principal amount of the debentures was $1,004.98, which included accrued interest of $7.60 to the redemption date. As an alternative to redemption, bondholders were entitled to convert the debentures into shares of the Company's common stock at a conversion price of $28.91 per share, or 34.6 shares for each $1,000 principal amount of bonds held, plus cash in lieu of fractional shares. Through December 31, 2000, debentures with a face value of $253.8 million, and an amortized cost of $253.0 million, were converted into 8.8 million shares of the Company's common stock. The unamortized discount and the related deferred tax liability were recorded in additional paid-in capital. The interest accrued through the conversion date, net of income taxes, was also recorded in additional paid-in capital. The remaining unconverted debentures were redeemed in cash.

    As a result of the 1991 acquisition of Cetus Corporation ("Cetus"), the Company had outstanding 5.25% convertible subordinated debentures with a face value of $100.0 million. In 1991, these debentures were recorded at their then fair market value, which resulted in a discount of $20.0 million. This discount was being accreted over the life of the debentures using the interest method. On April 4, 2000, the Company's Board of Directors authorized management to call for redemption the outstanding $100.0 million 5.25% convertible subordinated debentures, in accordance with the original indenture terms. Through
December 31, 2000, debentures with a face value of $98.4 million, and an amortized cost of $94.2 million, were converted into 3.2 million shares of the Company's common stock, at a conversion price of $30.83 per share. The unamortized discount of $4.2 million and the related deferred tax liability of $2.0 million were recorded in "Additional paid-in capital" in the Consolidated Balance Sheets. The remaining unconverted debentures were redeemed in cash.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 12--DEBT OBLIGATIONS AND CAPITAL LEASES (CONTINUED)
CAPITAL LEASE OBLIGATIONS

    At December 31, 1999, the gross book value of land, buildings and equipment leased under noncancelable capital leases, exclusive of amounts related to discontinued operations, totaled $3.3 million. As of December 31, 1999, the assets leased under noncancelable capital leases were fully depreciated.

OTHER NOTES PAYABLE

    The Company had various other notes payable with average interest rates of 5.0% and 3.3% at December 31, 2000 and 1999, respectively. Maturities range from 2001 to 2015. Future maturities of other notes payable are as follows:
2001-$1.2 million; 2002-$0.7 million; 2003-$0.2 million; 2004-$0.1 million;
2005-$0.1 million; and $2.0 million thereafter. Approximately $2.6 million of the other notes payable were collateralized by land and buildings with a net book value of $4.0 million at December 31, 2000.

SHORT-TERM BORROWINGS

    Under a revolving, committed, uncollateralized credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis (see Note 9), provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at December 31, 2000.

    Additionally, the Company has uncommitted credit facilities available outside the U.S. One facility is maintained for Chiron's Italian subsidiary and allows for total borrowings of $62.6 million, which includes a $50.0 million U.S. Dollar denominated portion and a 26 billion Lira denominated portion
($12.6 million). At December 31, 2000 and 1999, $0.1 million and $20.3 million, respectively, were outstanding under this facility at average interest rates of 4.9% and 3.6%, respectively. Outstanding borrowings under the Italian credit facility were uncollateralized. Another facility, which was established in 2000, is maintained for Chiron's 51% owned Indian subsidiary and allows for total borrowings of 200 million Indian Rupee ($4.3 million). At December 31, 2000, $1.1 million was outstanding under this facility at an interest rate of 15.5%. Outstanding borrowings under the Indian credit facility were collateralized by machinery and equipment with a net book value of $3.9 million and trade receivables and inventory with a total net book value of $2.4 million at December 31, 2000.

NOTE PAYABLE TO NOVARTIS

    At December 31, 1999, the note payable to Novartis totaled $67.8 million. It bore interest at a variable rate based on LIBOR (5.7% at December 31, 1999). The note and accrued interest were paid in full on January 4, 2000.

NOTE 13--COMMITMENTS AND CONTINGENCIES

LEASES

    Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2014. Rent expense, net of sublease income, from continuing operations was $28.7 million, $24.6 million and $22.3 million in 2000, 1999 and 1998, respectively. Future minimum lease payments under these leases, net of future minimum payments to be received under subleases, are as follows: 2001-$34.7 million;
2002-$31.5 million; 2003-$19.7 million; 2004-$12.1 million; 2005-$10.9 million;
and thereafter-$37.0 million. Total future minimum rentals to be received under noncancelable subleases approximate $1.9 million as of December 31, 2000.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED)

    In addition, in June 1996, the Company entered into a seven-year lease agreement with a group of financial institutions to rent a research and development facility, which was under construction until its completion in 1999. The total cost of the facility covered by this lease is $172.6 million. The lease provides for a substantial residual value guarantee in the event of market value declines, which is due upon termination of the lease in 2003. At the end of the lease, the Company can either exercise its purchase option or cause the facility to be sold to a third party. This lease is accounted for as an operating lease. The future minimum lease payments stated above exclude any payment related to this guarantee. As of December 31, 2000, Novartis had guaranteed this lease commitment and the payment of the residual value guarantee to a maximum of $172.6 million (see Note 9).

CETUS HEALTHCARE LIMITED PARTNERSHIPS

    In 1987 and 1990, Cetus and its affiliate, EuroCetus International N.V., exercised their options to repurchase all of the limited partnership interests in Cetus Healthcare Limited Partnership ("CHLP") and Cetus Healthcare Limited Partnership II ("CHLP II"). Under the CHLP purchase agreements, which expire on December 31, 2001, the Company is obligated to pay royalties on sales of certain therapeutic products in the U.S. and certain diagnostic products worldwide, as well as a portion of license, distribution or other fees with respect to such products, to the former limited partners of CHLP. Under the CHLP II purchase agreements, which expire on December 31, 2005, the Company is obligated to pay royalties and a portion of other income with respect to sales of certain products in Europe to the former limited partners of CHLP II. The Company is unable to estimate future costs subject to this obligation since these costs are based on future product sales.

OTHER COMMITMENTS

    Effective July 1, 1998, Chiron and International Business Machines Corporation ("IBM") executed a ten-year information technology services agreement. Under this agreement, IBM agreed to provide Chiron with a full range of information services. Chiron can terminate this agreement at any time beginning July 1, 1999 subject to certain termination charges. If Chiron does not terminate this agreement, payments to IBM are expected to be approximately $104.9 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM, as well as inflation.

    The Company had various firm purchase and capital project commitments totaling approximately $3.9 million at December 31, 2000. At December 31, 2000, the Company had $4.8 million outstanding under a letter of credit, which is required by German law, related to ongoing legal proceedings in Germany. The Company also had various performance bonds and insurance-related letters of credit in the amount of $14.0 million outstanding at December 31, 2000.

NOTE 14--STOCKHOLDERS' EQUITY

STOCK COMPENSATION PLANS

    At December 31, 2000, the Company has two stock-based compensation plans, which are described below. The Company applies APB 25 and FIN No. 44 in accounting for its plans for shares issued to employees. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards and share rights as all other awards are issued at fair value.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
    Had compensation cost for the Company's stock-based plans been determined based upon the fair value method prescribed under SFAS 123, the Company's net income and related net income per share would have been reduced to the following pro forma amounts:

                                                   2000          1999          1998
                                                -----------   -----------   -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)--basic:
  As reported.................................   $  8,514      $160,577      $524,113
  Pro forma...................................   $(21,594)     $139,760      $500,681
Net income (loss)--diluted:
  As reported.................................   $  8,514      $162,513      $524,113
  Pro forma...................................   $(21,594)     $141,696      $500,681
Basic net income (loss) per share:
  As reported.................................   $   0.05      $   0.89      $   2.95
  Pro forma...................................   $  (0.12)     $   0.77      $   2.82
Diluted net income (loss) per share:
  As reported.................................   $   0.04      $   0.86      $   2.90
  Pro forma...................................   $  (0.12)     $   0.75      $   2.77

FIXED STOCK OPTION PLAN

    The Company's fixed stock option plan provides for the grant to employees of either nonqualified or incentive options and provides for the grant to directors, consultants and contractors of nonqualified options. Incentive options are to be granted at not less than the fair market value of common stock at the date of grant and nonqualified options at not less than 85% of such fair market value. Options are exercisable based on vesting terms determined by Chiron's Board of Directors (generally 4 years), and option terms cannot exceed ten years.

    In February 2000, the stockholders approved an amendment to the Company's stock option plan, increasing the maximum number of shares that may be issued by
10.0 million shares to 60.3 million shares. At December 31, 2000, 9.3 million shares were available for grant.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option activity is as follows:

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Outstanding options at January 1,.....................   17,228,190    20,124,981    24,094,166
  Granted.............................................    6,845,757     4,271,138     4,688,253
  Forfeited...........................................   (1,321,421)   (1,885,992)   (4,785,345)
  Surrendered against payment by Novartis.............           --      (120,503)     (564,337)
  Exercised...........................................   (3,877,459)   (5,161,434)   (3,307,756)
                                                        -----------   -----------   -----------
Outstanding options at December 31,...................   18,875,067    17,228,190    20,124,981
                                                        ===========   ===========   ===========
Options exercisable at December 31,...................    9,135,550    10,033,910    12,159,676
                                                        ===========   ===========   ===========
Weighted average exercise price of:
  Outstanding options at December 31,.................  $     31.25   $     21.00   $     17.68
  Options granted.....................................  $     48.31   $     28.16   $     17.54
  Options forfeited...................................  $     27.32   $     19.55   $     20.35
  Options exercised...................................  $     17.14   $     17.37   $     15.29
Weighted-average grant-date fair value of options
  granted during the year calculated pursuant to SFAS
  123.................................................  $     28.85   $     12.57   $      7.66

    The weighted-average grant-date fair value of each option grant was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: expected volatility of 61% for 2000 and 37% for 1999 and 1998; risk-free interest rates of 5.0%, 5.6% and 5.2% for 2000, 1999 and 1998, respectively; and an average expected life of 5 years for 2000, 1999 and 1998. No dividends were factored into the calculation in 2000, 1999 or 1998.

    The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                 -----------------------------------------------   ----------------------------
                                                  WEIGHTED-
                                                   AVERAGE          WEIGHTED-                      WEIGHTED-
                                   NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE PRICES         OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
------------------------         -----------   ----------------   --------------   -----------   --------------
Less than $19..................   4,494,763          5.32             $17.20        4,047,377        $15.46
$19 to $29.....................   5,828,051          6.56              22.26        4,353,412         22.42
$29 to $40.....................   2,132,940          8.59              32.24          692,609         32.01
$40 to $52.....................   3,853,013          9.31              45.68           34,829         43.27
$52 to $56.....................   2,537,770          9.67              53.75              199         53.75
Greater than $56...............      28,530          8.08              56.90            7,124         56.89
                                 ----------          ----             ------        ---------        ------
                                 18,875,067          7.48             $31.25        9,135,550        $20.17
                                 ==========                                         =========

    In 1996, the stockholders approved an amendment to the Company's stock option plan, allowing certain executives to receive performance units. Performance units are stock awards for which vesting is contingent upon the attainment of certain pre-established performance goals over a specified period, as established by the Compensation Committee of the Board of Directors ("Compensation Committee"). Currently, the performance units are based on total shareholder return over a three-year period as

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED) measured against certain published benchmark indices that are representative of the Company's peer group. In order to qualify for a stock payout, Chiron's shareholder return must be within 15% of the three-year rolling weighted-average of the benchmark indices. In accordance with APB 25, compensation expense related to these awards is based on the extent to which the performance criteria are met. No such expense was recognized in 2000, 1999 or 1998. There were no performance units awarded in 2000, 1999 or 1998. No awards were exercisable at December 31, 2000.

    In 1996, the stockholders also approved an amendment to the Company's stock option plan, permitting the award of share rights to certain key individuals and non-employee directors, allowing them the right to receive shares of the Company's common stock, subject to certain vesting terms. In 2000, the Compensation Committee awarded non-employee directors an aggregate of 6,642 share rights that vest over five years, and also awarded certain key individuals an aggregate of 264,325 share rights that vest over four years. In 1999, the Compensation Committee awarded non-employee directors an aggregate of 11,098 share rights that vest over five years, and also awarded certain key individuals an aggregate of 228,175 share rights that vest over four years. In 1998, the Compensation Committee awarded non-employee directors an aggregate of 9,840 share rights that vest over five years, and also awarded certain key individuals an aggregate of 271,300 share rights that vest over four years. The intrinsic value of the share rights are recognized ratably over the related vesting periods and, in 2000, 1999 and 1998, the Company recognized $6.4 million, $2.1 million and $2.4 million of compensation expense, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    Chiron has a stock purchase plan for U.S. employees in which eligible employees may participate through payroll deductions. At the end of each quarter, funds deducted from participating employees' salaries are used to purchase common stock at 85% of the lower of market value at the quarterly purchase date or the employees' eligibility date for participation. Purchases of shares made under the plan were 0.3 million, 0.4 million and 1.0 million in 2000, 1999 and 1998, respectively. In 1997, the stockholders approved a new employee stock purchase plan, which effectively replaced the existing plan, which was to expire in March 1998. The terms and provisions of the new plan are substantially similar to those of Chiron's previous plan. Under the new plan,
8.0 million shares have been reserved for issuance, of which 0.6 million shares represent the remaining shares reserved for issuance under Chiron's previous plan.

    Under SFAS 123, pro forma compensation cost is reported for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model and the following assumptions: expected volatility of 71%, 40% and 35% for 2000, 1999 and 1998, respectively; risk-free interest rates of 5.3%, 5.1% and 5.1% for 2000, 1999 and 1998, respectively; and an average expected life of one year for 2000, 1999 and 1998. No dividends were factored into the calculation in 2000, 1999 or 1998. The weighted-average fair value of the purchase rights granted was $18.60, $8.78 and $5.71 per share in 2000, 1999 and 1998, respectively.

COMMON STOCK WARRANTS

    As a result of the acquisition of Cetus on December 12, 1991, a warrant to purchase 600,000 shares of Chiron common stock was outstanding at December 31, 2000. The exercise price of the warrant is $13.13, and the warrant expires in July 2001. The warrant is currently exercisable.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
NOTES RECEIVABLE FOR STOCK PURCHASES

    The notes receivable for stock purchases were due from certain key employees and resulted from the exercise of stock options. The notes were full-recourse promissory notes, bearing interest at a rate of approximately 6.0% and were collateralized primarily by the stock issued upon the exercise of the stock options. As of December 31, 2000, there were no amounts outstanding relating to notes receivable for stock purchases.

STOCK REPURCHASE PROGRAM

    The Company's Board of Directors authorized the repurchase of Chiron common stock on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. In February 2001, the Board of Directors approved a 5.0 million share increase. The Board has authorized such repurchases through February 28, 2002. As of December 31, 2000, the Company may repurchase 3.4 million shares of its common stock.

NOTE 15--OTHER EMPLOYEE BENEFIT PLANS

RETIREMENT SAVINGS PLANS

    The Company sponsors a defined-contribution savings plan under
Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit. The Company also sponsors various defined-contribution savings plans covering its full-time non-U.S. employees. The Company matched employee contributions according to specified formulas and contributed $4.4 million, $3.8 million and $4.2 million in 2000, 1999 and 1998, respectively.

PENSION PLAN

    The Company has a non-contributory retirement program (the "program") covering substantially all employees of its wholly-owned German subsidiary. The benefits for this program are based primarily on years of service and employee compensation. The program is a defined-benefit pension plan and is not externally funded.

    The components of net periodic pension costs were as follows:

                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Service cost............................................    $423       $421       $436
Interest cost...........................................     462        405        431
Recognized actuarial loss...............................      50         38         24
                                                            ----       ----       ----
                                                            $935       $864       $891
                                                            ====       ====       ====

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 15--OTHER EMPLOYEE BENEFIT PLANS (CONTINUED)
    The change in the projected benefit obligation, reconciliation of funded status and weighted average assumptions were as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $ 8,583    $ 8,337    $    --
  Acquisitions..............................................       --         --      5,722
  Service cost..............................................      423        421        436
  Interest cost.............................................      462        405        431
  Benefits paid.............................................     (184)      (152)       (21)
  Actuarial loss............................................      162        722      1,124
  Other.....................................................        9         41        298
  Foreign currency translation..............................     (543)    (1,191)       347
                                                              -------    -------    -------
  Projected benefit obligation at end of year...............  $ 8,912    $ 8,583    $ 8,337
                                                              =======    =======    =======
Reconciliation of funded status:
  Funded status.............................................  $(8,912)   $(8,583)   $(8,337)
  Unrecognized actuarial loss...............................    1,607      1,636      1,100
  Unrecognized prior service cost...........................   (1,131)    (1,071)      (853)
                                                              -------    -------    -------
Net amount recognized.......................................  $(8,436)   $(8,018)   $(8,090)
                                                              =======    =======    =======
Weighted average assumptions:
  Discount rate.............................................     5.75%      6.00%      5.50%
  Rate of compensation increase.............................     2.75%      3.00%      2.50%

    The amounts recognized in the Consolidated Balance sheets were as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Accrued pension cost........................................   $7,305     $6,947     $7,237
Accumulated other comprehensive income......................    1,131      1,071        853
                                                               ------     ------     ------
                                                               $8,436     $8,018     $8,090
                                                               ======     ======     ======

POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES

    Effective October 1, 1997, the Company adopted the Chiron Corporation Severance Plan (the "Plan"), which provides certain post employment salary and employee benefits to employees who are involuntarily terminated as a result of a workforce reduction or job elimination.

    Benefits payable under the Plan are accrued when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated in accordance with SFAS No. 112, "Employers' Accounting for Post Employment Benefits" (see Note 7).

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 16--NON-OPERATING INCOME AND EXPENSE

GAIN (LOSS) ON SALE OF ASSETS

    In February 2000, the Company sold substantially all assets of its Australian subsidiary ("the Australian assets") to Mimotopes, a wholly-owned subsidiary of MitoKor, for $1.0 million in cash, $1.6 million in non-interest bearing promissory notes and 500,000 shares of MitoKor Series E convertible preferred stock, to which the Company assigned no fair value due to the early-stage nature of MitoKor. In connection with the sale, the Company wrote off $1.3 million in leasehold improvements, which became the property of the landlord upon termination of the Australian subsidiary's building lease, and incurred selling costs of $0.4 million. Both amounts were included in "Gain
(loss) on sale of assets" in the Consolidated Statements of Operations. The Australian subsidiary was part of the Company's biopharmaceuticals segment. The sale of the Australian assets, net of liabilities assumed, resulted in a net loss of $0.2 million, which was included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations. In 2000, 1999 and 1998, Chiron recognized operating expenses related to the Australian subsidiary of $0.6 million, $3.7 million and $3.8 million, respectively. The Company intends to liquidate the remaining assets and liabilities of the Australian subsidiary in the first half of 2001.

    In December 1999, the Company sold its Amsterdam manufacturing facility and related machinery and equipment assets to Synco B.V., a company owned by a director of the Company, for $15.0 million in cash. The Amsterdam manufacturing facility was part of the Company's biopharmaceuticals segment. The sale of the Amsterdam manufacturing facility resulted in a net gain of $1.2 million, of which $0.9 million was included in "Gain (loss) on sale of assets" in the Consolidated Statement of Operations and $0.3 million was deferred as a result of the leaseback (see Note 9). At the time of the sale, the carrying amount of the Amsterdam manufacturing facility was $13.8 million. In 1999 and 1998, Chiron recognized operating expenses related to the Amsterdam manufacturing facility of $2.0 million and $1.7 million, respectively.

    In August 1998, the Company sold its St. Louis, Missouri facility and related machinery and equipment assets to Genetics Institute, Inc. for $19.8 million in cash. The St. Louis facility was part of the Company's biopharmaceuticals segment. The sale of the St. Louis facility resulted in a net gain of $1.5 million, which was included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations. At the time of the sale, the carrying amount of the St. Louis facility was $18.3 million. In 1998, Chiron recognized operating expenses related to the St. Louis facility of $3.2 million.

    In June 1998, the Company sold its Puerto Rico facility and related machinery and equipment assets to IPR Pharmaceuticals, Inc. for $18.5 million in cash. The Puerto Rico facility was part of the Company's biopharmaceuticals segment. The sale of the Puerto Rico facility resulted in a net gain of $6.2 million, which was included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations. At the time of the sale, the carrying amount of the Puerto Rico facility was $11.1 million. In 1998, Chiron recognized operating expenses related to the Puerto Rico facility of $2.1 million.

GAIN ON SALE OF INTANGIBLE ASSETS

    In December 1999, the Company sold certain assets that it had developed or acquired in connection with its research and development of a CMV vaccine to Aventis Pasteur for $10.0 million and licensed certain technology to Aventis Pasteur for use in connection with the CMV vaccine. The sale of these assets resulted in a gain of $7.5 million, which was included in "Gain on sale of intangible assets" in the Consolidated Statements of Operations.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 16--NON-OPERATING INCOME AND EXPENSE (CONTINUED)
INTEREST EXPENSE

    "Interest expense" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Interest expense and related costs on convertible
  debentures................................................  $(12,325)  $(18,954)  $(18,682)
Interest expense on the note payable to Novartis............       (48)    (3,691)    (3,379)
Other interest expense......................................      (414)    (1,247)    (2,612)
                                                              --------   --------   --------
                                                              $(12,787)  $(23,892)  $(24,673)
                                                              ========   ========   ========

OTHER INCOME, NET

    "Other income, net" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Interest income.............................................  $84,467    $83,777    $29,586
Write-down of investments (see Note 8)......................   (5,000)    (1,716)    (8,365)
Net loss on sale of marketable debt securities..............   (3,720)        --         --
Net gain on sale of equity securities (see Note 11).........    3,181      3,783      4,475
Unrealized holding gain on trading securities (see Note
  11).......................................................       --      3,352         --
Gain on sale of interests in affiliated companies (see
  below)....................................................    2,927         --      1,815
Net realized gain (loss) on foreign exchange transactions
  (see below)...............................................    5,467        (60)       203
Other.......................................................      762        721       (704)
                                                              -------    -------    -------
                                                              $88,084    $89,857    $27,010
                                                              =======    =======    =======

    In December 1998, the Company completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. ("GIV") to Henry Schein, Inc. and received payment in full of certain advances made by the Company to GIV, for a total of $31.7 million in cash. The sale resulted in a net gain of $1.8 million, which was included in "Other income, net" in the Consolidated Statements of Operations. The agreement also provided for Chiron to receive additional payments, calculated as a pre-determined percentage of Henry Schein, Inc.'s gross profit, through 2003. The Company received $2.9 million in 2000, which it included in "Other income, net" in the Consolidated Statements of Operations.

    As discussed in Note 11, the Company hedged a portion of its exposure to the British pound in 2000 related to Menjugate-TM- sales. The Company settled this hedging contract upon substantial conclusion of Menjugate-TM- sales in the United Kingdom in the second quarter of 2000. The settlement resulted in a gain of approximately $5.4 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 17--SEGMENT INFORMATION

    Chiron is organized based on the products and services that it offers. Under this organizational structure, the Company has the following three reportable segments: (i) biopharmaceuticals, (ii) vaccines and (iii) blood testing. The biopharmaceuticals segment consists of products and services related to therapeutics, with an emphasis on cancer and infection as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The vaccines segment consists principally of products and services related to adult and pediatric vaccines sold primarily in Germany, Italy, the United Kingdom and other international markets, as well as the development of novel vaccines and vaccination technology. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho, a J&J company, and an alliance with Gen-Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling NAT products using TMA technology to screen transfused blood and plasma products for viral infection.

    The Company's research and development unit earns revenues and incurs expenses that specifically benefit each of the reportable segments. As a result, such revenues and expenses have been included in the results of operations of the respective reportable segment.

    Certain other revenues and expenses, particularly Novartis research and development funding, certain royalty revenues and unallocated corporate expenses, are not viewed by management as belonging to any one reportable segment. As a result, these items have been aggregated into an "Other" segment, as permitted by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

    The accounting policies of the Company's reportable segments are the same as those described in Note 1-The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items, such as restructuring and reorganization charges and the write-off of purchased in-process technologies, which are shown as reconciling items in the table below.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 17--SEGMENT INFORMATION (CONTINUED)
    The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes:

                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
REVENUES
  Biopharmaceuticals........................................  $ 324,670   $274,870   $293,457
  Vaccines, including $1,194 and $442 of equity in earnings
    of unconsolidated joint businesses in 1999 and 1998,
    respectively............................................    395,221    266,798    248,855
  Blood testing, including $84,247, $78,126 and $73,527 of
    equity in earnings of unconsolidated joint businesses in
    2000, 1999 and 1998, respectively.......................    139,261    113,447     98,878
  Other.....................................................    112,967    107,531     95,483
                                                              ---------   --------   --------
    Total revenues..........................................  $ 972,119   $762,646   $736,673
                                                              =========   ========   ========
INCOME FROM CONTINUING OPERATIONS
  Biopharmaceuticals........................................  $ (28,554)  $(56,139)  $ 19,722
  Vaccines..................................................    125,681     (2,163)   (26,296)
  Blood testing.............................................     72,758     63,348     67,876
  Other.....................................................     30,485     77,468     51,992
                                                              ---------   --------   --------
    Segment income from operations..........................    200,370     82,514    113,294
  Operating income (expense) reconciling items:
    Write-off of purchased in-process technologies..........   (171,600)        --     (1,645)
    Restructuring and reorganization charge reversals
      (charges).............................................        447       (197)   (26,754)
                                                              ---------   --------   --------
  Income from operations....................................     29,217     82,317     84,895
    Gain (loss) on sale of assets...........................       (224)       872      7,751
    Gain on sale of intangible assets.......................         --      7,490         --
    Interest expense........................................    (12,787)   (23,892)   (24,673)
    Other income, net.......................................     88,084     89,857     27,010
    Minority interest.......................................       (809)        --         --
                                                              ---------   --------   --------
Income from continuing operations before income taxes.......  $ 103,481   $156,644   $ 94,983
                                                              =========   ========   ========

    In 2000, the Company changed its method of allocating certain legal costs to segments due to a change in the Executive Committee's evaluation of the performance of the Company's segments. In 2000, the Company allocated certain legal costs to the "Other" segment, whereas in 1999 and 1998, the Company allocated these certain legal costs to all segments. The effect of this change in methodology was not material to the financial statements.

SEGMENT ASSETS, DEPRECIATION AND AMORTIZATION EXPENSES AND CAPITAL EXPENDITURES

    The Company does not evaluate the performance of and allocate resources to its reportable segments based on the financial position of each reportable segment. Rather, the Company evaluates the performance of and allocates resources to its reportable segments based on income from continuing operations, including depreciation and amortization expenses, and capital expenditures.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 17--SEGMENT INFORMATION (CONTINUED)

    Depreciation and amortization expenses for property, plant, equipment and leasehold improvements and intangible assets, are included with other operating expenses and allocated to each segment based upon each segment's utilization of employees. Depreciation and amortization expenses for each reportable segment were as follows:

                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
DEPRECIATION AND AMORTIZATION EXPENSES
  Biopharmaceuticals............................  $36,343    $27,359    $ 30,544
  Vaccines......................................   32,851     36,316      31,200
  Blood testing.................................    4,176      2,488         887
  Other.........................................    8,056      2,732      45,230
                                                  -------    -------    --------
    Total depreciation and amortization
      expenses..................................  $81,426    $68,895    $107,861
                                                  =======    =======    ========

    Capital expenditures are specifically identified by each reportable segment. Capital expenditures for each reportable segment were as follows:

                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
CAPITAL EXPENDITURES
  Biopharmaceuticals............................  $21,496    $ 7,706    $  9,636
  Vaccines......................................   20,556     17,711      38,877
  Blood testing.................................    3,768      5,197         946
  Other.........................................    8,533     33,980      76,844
                                                  -------    -------    --------
    Total capital expenditures..................  $54,353    $64,594    $126,303
                                                  =======    =======    ========

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 17--SEGMENT INFORMATION (CONTINUED)
REVENUES BY GEOGRAPHIC AREA

    Revenues by geographic area are based on the customers' country of domicile rather than the customers' shipping locations.

                                                  2000       1999       1998
                                                --------   --------   --------
                                                        (IN THOUSANDS)
REVENUES
  Domestic....................................  $443,424   $333,634   $331,863
  Germany.....................................   162,969    170,191    144,234
  United Kingdom..............................   107,799      9,519      1,267
  Italy.......................................    53,519     60,081     47,616
  Switzerland.................................     3,000     50,106     98,050
  Other.......................................   201,408    139,115    113,643
                                                --------   --------   --------
      Total revenues..........................  $972,119   $762,646   $736,673
                                                ========   ========   ========

                                                  2000       1999       1998
                                                --------   --------   --------
                                                        (IN THOUSANDS)
LONG-LIVED ASSETS
  Domestic....................................  $225,256   $226,926   $210,848
  Germany.....................................    22,821     13,671     13,816
  Italy.......................................    57,735     56,706     58,986
  Other.......................................     7,391      1,532     19,431
                                                --------   --------   --------
      Total long-lived assets.................  $313,203   $298,835   $303,081
                                                ========   ========   ========

MAJOR CUSTOMERS

    Four significant customers accounted for 13.0%, 12.3%, 10.4% and 10.3% of total revenues in 2000. Two significant customers accounted for 13.6% and 12.7% of total revenues in 1999. Three significant customers accounted for 18.4%, 12.9% and 11.6% of total revenues in 1998. Revenues from the Company's biopharmaceuticals segment consisted of 40.1%, 32.9% and 53.1% of revenues from major customers in 2000, 1999 and 1998, respectively. Revenues from the Company's blood testing segment consisted of 83.0% and 92.4% of revenues from major customers in 2000 and 1999, respectively, and entirely from major customers in 1998. Revenues from the Company's vaccines segment consisted of 51.1% of revenues from major customers in 2000 and none from major customers in 1999 and 1998, respectively. Revenues from the Company's other segment consisted of none from major customers in 2000 and 1999, respectively, and 57.0% of revenues from major customers in 1998.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 18--INCOME TAXES

    For financial reporting purposes, "Income (loss) from continuing operations before income taxes" included the following components for the years ended December 31:

                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Domestic.......................................  $(79,260)  $ 93,661   $80,706
Foreign........................................   182,741     62,983    14,277
                                                 --------   --------   -------
                                                 $103,481   $156,644   $94,983
                                                 ========   ========   =======

COMPONENTS OF PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS

    Significant components of the provision (benefit) for income taxes from continuing operations were as follows for the years ended December 31:

                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Current:
  Domestic.....................................  $ 58,403   $ 26,778   $ 57,747
  Foreign......................................    55,478      6,813      4,418
                                                 --------   --------   --------
                                                  113,881     33,591     62,165
                                                 --------   --------   --------
Deferred:
  Domestic.....................................   (27,719)   (10,232)   (39,696)
  Foreign......................................     1,217      4,368     (3,484)
                                                 --------   --------   --------
                                                  (26,502)    (5,864)   (43,180)
                                                 --------   --------   --------
Charge in lieu of taxes resulting from the
  recognition of acquired tax benefits that are
  allocated to reduce noncurrent intangible
  assets related to the acquired entity........        --        513         --
                                                 --------   --------   --------
Provision for income taxes from continuing
  operations...................................  $ 87,379   $ 28,240   $ 18,985
                                                 ========   ========   ========

    Included in the domestic portion of the deferred tax provision in 1999 was a benefit of $13.7 million resulting from the recognition of state tax benefits, which were previously offset by a valuation allowance.

    The benefit related to tax deductions for the Company's stock option plans was recorded as an increase to additional paid-in capital when realized. In 2000, 1999 and 1998, the Company realized tax benefits of approximately
$37.9 million, $42.8 million and $60.1 million, respectively.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 18--INCOME TAXES (CONTINUED)
RATE RECONCILIATION

    A reconciliation of the expected statutory tax rate (computed at the U.S. statutory income tax rate of 35.0%) to the actual tax rate on income from continuing operations for the years ended December 31 is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
Expected statutory tax rate.................................    35.0%      35.0%      35.0%
Increases (reductions) in tax resulting from the following:
  State taxes, net of federal benefit.......................     2.9%       2.0%       2.3%
  Net impact of foreign tax rates and credits...............     3.7%       1.0%      (4.3%)
  Write-off of purchased in-process technologies (see
    below)..................................................    58.0%         --         --
  Tax benefit attributed to Foreign Sales Corporation.......    (1.9%)     (0.6%)        --
  Disposition and write-down of Puerto Rico facility........       --         --      (6.3%)
  Impact of Novartis transaction costs not deducted in prior
    years...................................................       --      (3.0%)        --
  Increase in (utilization of) deferred tax assets:
    Change in the valuation allowance for state deferred tax
      assets................................................       --      (6.5%)    (41.8%)
    Prepaid income..........................................       --      (8.8%)     33.2%
    Other temporary differences.............................       --      (0.6%)      1.1%
  Utilization of tax credits................................   (13.8%)     (1.9%)        --
  Other.....................................................     0.5%       1.4%       0.8%
                                                               ------     ------     ------
Actual tax rate on income from continuing operations........    84.4%      18.0%      20.0%
                                                               ======     ======     ======

    The write-off of purchased in-process technologies was a permanent difference associated with the PathoGenesis acquisition.

SUMMARY OF DEFERRED INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

    Net deferred tax assets have been recognized for U.S. federal and state purposes based on management's estimates of future taxable income for certain foreign jurisdictions in which the Company's operations have historically been profitable. The above estimates of gross deferred tax assets and liabilities are subject to change based upon future events, which include the filing of tax returns and, therefore, the amount of deferred tax assets recognized may increase or decrease accordingly.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 18--INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred income tax assets and liabilities from continuing operations were as follows at December 31:

                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Deferred income tax assets:
  Basis differences-purchase accounting and
    intangibles.........................................  $     --   $ 62,251
  Capitalized research and development costs............     4,553      3,395
  Prepaid income........................................    28,585     18,761
  Reserves and expense accruals.........................    71,489     41,024
  Net operating loss carryforwards......................    39,026     21,504
  Business credit carryforwards.........................    15,771      9,456
  Other.................................................     3,558      2,341
                                                          --------   --------
                                                           162,982    158,732
  Less valuation allowance..............................   (69,430)   (86,056)
                                                          --------   --------
                                                            93,552     72,676
                                                          --------   --------
Deferred income tax liabilities:
  Basis differences-purchase accounting and
    intangibles.........................................    56,112         --
  Patent costs expensed for tax purposes................     9,760     10,719
  Depreciation and amortization.........................    11,544      2,121
  Tax effect of unrealized comprehensive income.........    46,253     11,455
  Other.................................................     8,824      7,007
                                                          --------   --------
                                                           132,493     31,302
                                                          --------   --------
  Net deferred income tax asset (liability).............  $(38,941)  $ 41,374
                                                          ========   ========

    The above net deferred income tax asset (liability) has been reflected in the accompanying Consolidated Balance Sheets as follows:

                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Current asset (liability)................................  $ 35,980   $21,999
Noncurrent asset (liability).............................   (74,921)   19,375
                                                           --------   -------
Net deferred income tax asset (liability)................  $(38,941)  $41,374
                                                           ========   =======

    The net decrease in the valuation allowance for the years ended December 31, 2000, 1999 and 1998 was $16.6 million, $58.3 million and $87.6 million, respectively.

    The valuation allowances of $69.4 million and $86.1 million as of December 31, 2000 and 1999, respectively, related to net operating loss carryforwards and intangible assets in certain foreign jurisdictions.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 18--INCOME TAXES (CONTINUED)
    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at December 31, 2000 will be allocated as follows (in thousands):

Income tax benefit..........................................  $65,586
Goodwill and other noncurrent intangible assets.............    3,844
                                                              -------
                                                              $69,430
                                                              =======

TAX OPERATING LOSS AND CREDIT CARRYFORWARDS

    At December 31, 2000, the Company had foreign net operating loss carryforwards of approximately $16.2 million, of which $1.3 million expires beginning in 2003 and the remainder is available to offset future taxable income indefinitely. At December 31, 2000, the Company had federal net operating loss carryforwards and federal business credits attributed to the acquisition of PathoGenesis of approximately $105.2 million and $6.0 million, respectively, expiring in 2007. The actual utilization of the net operating loss carryforwards is restricted pursuant to section 382 of the Internal Revenue Code. In addition, at December 31, 2000, the Company had federal and state business tax credit carryovers of $14.7 million, of which $0.4 million expires in 2007 and the remainder expires in 2014.

NOTE 19--LEGAL PROCEEDINGS

    The Company is party to various claims, investigations and legal proceedings arising in the ordinary course of its business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, claims of product liability and other issues. While there is no assurance that an adverse determination of any of such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 20--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        2000
                                                      -----------------------------------------
                                                      DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues......................................  $293,538   $220,981   $240,855   $216,745
Gross margin from net product sales.................   101,701     85,573    112,742    106,355
Income (loss) from continuing operations:
  Income (loss).....................................  (124,399)    43,005     57,412     40,084
  Basic earnings (loss) per share...................     (0.69)      0.24       0.32       0.22
  Diluted earnings (loss) per share.................     (0.69)      0.23       0.30       0.21
Net income (loss):
  Income (loss).....................................  (134,403)    43,079     59,602     40,236
  Basic earnings (loss) per share...................     (0.74)      0.24       0.33       0.22
  Diluted earnings (loss) per share.................     (0.74)      0.23       0.31       0.21

                                                                        1999
                                                      -----------------------------------------
                                                      DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues......................................  $193,600   $204,376   $189,110   $175,560
Gross margin from net product sales.................    67,183     60,426     60,563     49,091
Income from continuing operations:
  Income............................................    25,891     45,041     33,734     23,738
  Basic earnings per share..........................      0.14       0.25       0.19       0.13
  Diluted earnings per share........................      0.14       0.24       0.18       0.13
Net income:
  Income............................................    31,767     68,329     36,743     23,738
  Basic earnings per share..........................      0.18       0.38       0.20       0.13
  Diluted earnings per share........................      0.17       0.36       0.20       0.13

    Historically, the contribution to total revenues generated by Chiron's operating activities have varied considerably from period to period due to the nature of Chiron's collaborative, royalty and license arrangements and the seasonality of the Company's vaccine products. In addition, the mix of products sold and the introduction of new products will affect the comparability of gross margins from quarter to quarter. As a consequence, Chiron's results in any one quarter are not necessarily indicative of results to be expected for a full year. Accordingly, the Company should be evaluated on the basis of annual financial information.

CONTINUING OPERATIONS

    The fourth quarter of 2000 included (i) royalty revenues of $34.0 million for past sales related to F. Hoffman-LaRoche Ltd's ("Roche") use of the Company's HCV patent in its IN VITRO diagnostic products and (ii) the write-off of purchased in-process technologies of $171.6 million and amortization expense of $9.6 million related to the acquisition of PathoGenesis (see Note 6).

    The second quarter of 2000 included a $5.0 million loss attributable to the other-than-temporary impairment of equity securities (see Note 8).

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 20--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
    The fourth quarter of 1999 included (i) a $5.0 million reduction in other operating expenses resulting from a reversal in estimated tax accruals related to certain employee payments recorded in 1995, (ii) a $7.5 million gain on the sale of intangible assets (see Note 16) and (iii) a $3.3 million unrealized holding gain related to equity securities classified as trading (see Note 11). Related to (i), the Company entered into tax indemnification agreements with certain officers and accrued an amount based upon the officers' related notional excise tax obligation. As the statute of limitations expired, based upon the officers' tax return filing dates, the Company reversed the related excise tax accrual to the extent that claims were not made against it. In the fourth quarter of 1999, the Company also recorded a $5.9 million reclassification from cost of sales to other operating expenses to record contract manufacturing expenses in accordance with the Company's accounting policy.

    The third and second quarters of 1999 included a $2.0 million and $6.4 million reduction, respectively, in other operating expenses resulting from a reversal in estimated tax accruals related to certain employee payments recorded in 1995, as discussed above.

DISCONTINUED OPERATIONS (SEE NOTE 4)

    "Gain (loss) on disposal of discontinued operations" included income tax provisions of $9.0 million and $0.1 million in the fourth and first quarters of 2000, respectively. Also included in the "Gain (loss) on disposal of discontinued operations" was $2.2 million recognized in the second quarter of 2000 related to the reversal of reserves for contractual obligations to indemnify B&L against certain potential claims.

    "Gain (loss) on disposal of discontinued operations" included income tax benefits of $4.4 million, $15.3 million and $0.7 million in the fourth, third and second quarters of 1999, respectively. Also included in the "Gain (loss) on disposal of discontinued operations" was $8.3 million recognized in the fourth quarter of 1999 related to the reversal of reserves for contractual obligations to indemnify B&L against certain potential claims.

NOTE 21--SUBSEQUENT EVENTS

    At its February 16, 2001 meeting, the Board of Directors authorized the Company to adopt a change in control severance plan for its executive officers. The Plan provides for three levels of coverage: Tier 1 would be applicable to the Chief Executive Officer and Chief Operating Officer (the Company does not presently have an incumbent in that position) and would provide for a change in control severance benefit of three times base salary and bonus; Tier 2 would apply to other Executive Committee members and would provide for a change in control severance benefit of two times base salary and bonus; and Tier 3 would apply to all other executives and would provide for a change in control severance benefit equal to one times base salary and bonus.

    In February 2001, the Company renewed a one-year consulting agreement with a director of the Company, under which he will receive $0.1 million for consulting services as mutually agreed upon by the parties.

    In February 2001, the Board of Directors approved a 5.0 million share increase to the Company's stock repurchase program. The Board has authorized such repurchases through February 28, 2002.

    On January 8, 2001, the Company sold various assets of its San Diego facility for $4.8 million in cash. The purchaser will assume various liabilities of the Company's San Diego facility. The San Diego facility

                               CHIRON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 2000

NOTE 21--SUBSEQUENT EVENTS (CONTINUED)
was part of the Company's biopharmaceuticals segment. The Company anticipates that it will recognize a gain upon the sale of these assets in the first quarter 2001. As of December 31, 2000, the carrying amount of the San Diego facility assets, net of liabilities to be assumed, was not material to the Company's consolidated financial position.

    In January 2001, the Company initiated a put warrant program. Under this program, the Company will collect a premium from a third party in return for selling put warrants on Chiron stock. The put warrants entered into in January 2001 entitle the holder to sell to the Company 0.5 million shares at $44.95 per share. If Chiron's stock price is below $44.95 on April 19, 2001, the Company will be obligated to purchase 0.5 million shares at $44.95 per share. In January 2001, the Company collected a $2.6 million premium for these puts, which will be recorded in additional paid-in capital.

    In connection with an agreement with Roche, the Company received
$10.0 million in the fourth quarter of 2000 and received $10.0 million in the first quarter of 2001. These amounts include a nonrefundable license fee and royalties for past sales related to Roche's use of Chiron's HIV patent in its IN VITRO diagnostic products in Europe. The $10.0 million that was received in the fourth quarter of 2000 became nonrefundable in January 2001 when the European Patent Office upheld the Company's HIV patent and will be recognized as revenue in the first quarter of 2001. The $10.0 million that was received in the first quarter of 2001 will be recognized as revenue in the period that it is earned.

                                                                     SCHEDULE II

                               CHIRON CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              ADDITIONS
                                                        ----------------------
                                           BALANCE AT   CHARGED TO    CHARGED                    BALANCE
                                           BEGINNING     COSTS AND    TO OTHER                  AT END OF
DESCRIPTION                                 OF YEAR     EXPENSES(1)   ACCOUNTS     DEDUCTIONS     YEAR
-----------                                ----------   -----------   --------     ----------   ---------
                                                                   (IN THOUSANDS)
2000:
Accounts receivable allowance............    $16,998      $17,455                   $(19,877)    $14,576
Restructuring reserve....................      5,688         (732)         --         (2,301)      2,655

1999:
Accounts receivable allowance............     18,160       13,494          --        (14,656)     16,998
Restructuring reserve....................     23,796          197          --        (18,305)      5,688

1998:
Accounts receivable allowance............     22,918       14,370     (13,322)(2)     (5,806)     18,160
Restructuring reserve....................      6,857       45,822          --        (28,883)     23,796

------------------------

(1) Includes amounts charged to discontinued operations.

(2) Represents accounts receivable allowances as of the disposal date related to disposed businesses.