Form 10-Q
period 2001-03-31
CHIRON CORP
filed 2001-05-09
CIK 706539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-12798

CHIRON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2754624 (I.R.S. Employer Identification No.)
4560 Horton Street, Emeryville, California (Address of principal executive offices)	94608 (Zip code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at April 30, 2001
Common Stock, $0.01 par value	189,873,993

CHIRON CORPORATION
TABLE OF CONTENTS

Item 1. Financial Statements

CHIRON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$218,306	$166,990
Short-term investments in marketable debt securities	436,854	534,621

Total cash and short-term investments	655,160	701,611
Accounts receivable, net	202,182	218,946
Current portion of notes receivable	5,631	6,179
Inventories	118,014	108,713
Current net deferred income tax asset	41,245	35,980
Derivative financial instruments	18,413	—
Other current assets	27,783	31,129

Total current assets	1,068,428	1,102,558
Noncurrent investments in marketable debt securities	213,925	149,925
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	138,169	138,981
Laboratory, production and office equipment	339,253	345,495
Leasehold improvements	84,890	87,899
Construction-in-progress	28,737	24,926

	591,049	597,301
Less accumulated depreciation and amortization	(286,240)	(284,098)

Property, plant, equipment and leasehold improvements, net	304,809	313,203
Purchased technologies, net	297,109	302,134
Goodwill, net	204,394	208,536
Other intangible assets, net	186,864	195,870
Investments in equity securities and affiliated companies	122,860	155,794
Noncurrent notes receivable	13,247	12,999
Other noncurrent assets	15,938	17,057

	$2,427,574	$2,458,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,209	$48,492
Accrued compensation and related expenses	39,096	44,972
Short-term borrowings	1,397	1,171
Current portion of long-term debt	636	1,212
Current portion of unearned revenue	46,267	48,273
Taxes payable	114,856	130,862
Derivative financial instruments	1,994	—
Other current liabilities	137,315	138,874

Total current liabilities	386,770	413,856
Long-term debt	2,760	3,039
Noncurrent net deferred income tax liability	70,862	74,921
Noncurrent unearned revenue	40,291	41,677
Other noncurrent liabilities	40,220	40,476
Minority interest	3,249	3,025

Total liabilities	544,152	576,994

Commitments and contingencies (Note 9)
Put options	22,477	—

Stockholders' equity:
Common stock	1,917	1,917
Additional paid-in capital	2,404,456	2,418,032
Deferred stock compensation	(21,072)	(22,986)
Accumulated deficit	(409,987)	(438,967)
Accumulated other comprehensive income (loss)	(23,279)	17,497
Treasury stock, at cost (2,063,000 shares at March 31, 2001and 2,183,000 shares at December 31, 2000)	(91,090)	(94,411)

Total stockholders' equity	1,860,945	1,881,082

	$2,427,574	$2,458,076

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenues:
Product sales, net	$168,840	$157,606
Equity in earnings of unconsolidated joint businesses	15,625	15,718
Collaborative agreement revenues	9,061	6,794
Royalty and license fee revenues	62,176	30,989
Other revenues	3,889	5,638

Total revenues	259,591	216,745

Operating expenses:
Cost of sales	54,930	51,251
Research and development	84,732	70,990
Selling, general and administrative	58,803	50,911
Amortization expense	11,547	2,124
Restructuring and reorganization charge reversals (Note 5)	—	(371)
Other operating expenses	2,183	2,698

Total operating expenses	212,195	177,603

Income from operations	47,396	39,142
Gain (loss) on sale of assets	2,426	(224)
Interest expense	(398)	(5,026)
Other income, net	18,056	24,470
Minority interest	(219)	(201)

Income from continuing operations before income taxes	67,261	58,161
Provision for income taxes	22,518	18,077

Income from continuing operations	44,743	40,084
Gain on disposal of discontinued operations (Note 3)	—	152

Net income	$44,743	$40,236

Basic earnings per share (Note 2):
Income from continuing operations	$0.24	$0.22

Net income	$0.24	$0.22

Diluted earnings per share (Note 2):
Income from continuing operations	$0.23	$0.21

Net income	$0.23	$0.21

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2001	2000
Net income	$44,743	$40,236

Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period, net of tax benefit of $252 and $100 for the three months ended March 31, 2001 and 2000, respectively	(29,263)	(10,182)
Net unrealized derivative gains from cash flow hedges arising during the period, net of tax provision of $177 for the three months ended March 31, 2001	316	—
Unrealized gains (losses) from investments:
Unrealized holding gains (losses) arising during the period, net of tax (provision) benefit of $11,992 and $(13,605) for the three months ended March 31, 2001 and 2000, respectively	(11,372)	22,198
Reclassification adjustment for net gains included in net income, net of tax provision of $257 for the three months ended March 31, 2001	(457)	—

Net unrealized gains (losses) from investments	(11,829)	22,198

Other comprehensive income (loss)	(40,776)	12,016

Comprehensive income	$3,967	$52,252

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2001	2000
Net cash provided by operating activities	$48,758	$15,471

Cash flows from investing activities:
Purchases of investments in marketable debt securities	(243,709)	(500,654)
Proceeds from sale and maturity of investments in marketable debt securities	273,009	652,000
Capital expenditures	(12,284)	(11,736)
Proceeds from sale of assets	4,870	1,000
Purchases of equity securities and interests in affiliated companies	(3,879)	—
Proceeds from sale of equity securities and interests in affiliated companies	2,500	3,098
Cash paid to purchase PathoGenesis Corporation	(488)	—
Other, net	5,455	6,750

Net cash provided by investing activities	25,474	150,458

Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	226	(6,250)
Repayment of debt and capital leases	(1,071)	(67,882)
Payments to acquire treasury stock	(37,224)	(114,319)
Proceeds from reissuance of treasury stock	12,533	38,983
Proceeds from put options	2,620	—

Net cash used in financing activities	(22,916)	(149,468)

Net increase in cash and cash equivalents	51,316	16,461
Cash and cash equivalents at beginning of the period	166,990	363,865

Cash and cash equivalents at end of the period	$218,306	$380,326

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of this statement.

CHIRON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

Basis of Presentation

    The information presented in the Condensed Consolidated Financial Statements at March 31, 2001, and for the three months ended March 31, 2001 and 2000, is unaudited but includes all normal recurring adjustments, which the management of Chiron Corporation ("Chiron" or the "Company") believes to be necessary for fair presentation of the periods presented.

    The Condensed Consolidated Balance Sheet amounts at December 31, 2000 have been derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. This information should be read in conjunction with Chiron's audited Consolidated Financial Statements for the year ended December 31, 2000, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

    On September 21, 2000, Chiron acquired PathoGenesis Corporation ("PathoGenesis"). The Company included PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the seven business days in September 2000 were not significant to the Company's consolidated operating results (see Note 4).

    In 2000, the Company became a limited partner of Burrill Biotechnology Capital Fund, L.P. The Company will pay $25.0 million over five years, of which $10.8 million was paid through March 31, 2001, for an ownership percentage of 23.25%. The Company accounts for the investment under the equity method of accounting pursuant to EITF Topic No. D-46 "Accounting for Limited Partnership Investments."

Use of Estimates and Reclassifications

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

    The Company, prior to filing its financial statements on Form 10-Q, publicly releases an unaudited condensed balance sheet and statement of operations. Between the date of the Company's earnings release and the filing of its Form 10-Q, reclassifications may be required. These reclassifications, when made, have no effect on income from continuing operations, net income or earnings per share.

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

    Related to the acquisition of PathoGenesis on September 21, 2000, the Company allocated the purchase price based on the estimated fair values of the assets acquired and liabilities assumed. Effective March 31, 2001, the Company recorded a purchase price adjustment resulting from (i) a final reconciliation of PathoGenesis registered shares of common stock, (ii) the true-up of severance and legal costs to amounts actually paid and (iii) the related deferred tax effects, the total of which resulted in a $1.7 million increase to the purchase price and a $0.7 million increase to goodwill. For the three months ended March 31, 2001, amortization expense increased by $0.01 million as a result of this adjustment but had no material impact on earnings per share.

    In the third quarter of 2000, the Company reclassified $32.7 million from "Accumulated other comprehensive income (loss)," of which $34.9 million was reclassified to the "Noncurrent net deferred income tax liability" with an offsetting entry of $2.2 million to "Taxes payable." These reclassifications represented the cumulative tax effect on the Company's net unrealized gains from investments and the Company's foreign currency translation adjustments, respectively, as the Company had not previously recorded these amounts net of deferred taxes and taxes payable. The adjustment had no effect on income from continuing operations, net income or earnings per share. Certain previously reported amounts in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Comprehensive Income have been reclassified to conform with the current period presentation.

Inventories

    Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventories consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
Finished goods	$23,030	$25,590
Work-in-process	66,222	57,754
Raw materials	28,762	25,369

	$118,014	$108,713

Derivative Financial Instruments

    Effective January 1, 2001, the Company implemented SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in "Other comprehensive income" and are recognized in earnings when the underlying exposure affects earnings. Ineffective portions of the changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the underlying exposure are recognized in earnings. Prior to placement of the fair value hedge, changes in the fair value of the underlying exposure are recognized in "Other comprehensive income." For derivative instruments not designated as hedges under SFAS 133, changes in their fair values are recognized currently in earnings.

    On January 1, 2001, the Company had several equity forward sales contracts, which were classified as fair value hedges under SFAS 133. Under SFAS 133, the change in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness and, accordingly, recognized in earnings along with any hedge ineffectiveness. Prior to the implementation of SFAS 133, the Company had been recognizing in earnings the interest stream on the contracts pursuant to Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts" ("SFAS 80"). The Company determined that the difference between the change in the fair value of the contracts (SFAS 133) and the interest stream (SFAS 80) was not material and, therefore, did not record a cumulative adjustment related to the implementation of SFAS 133.

    The Company may utilize derivative financial instruments, such as foreign currency option contracts ("currency options"), forward foreign currency contracts ("currency forwards") and cross currency interest rate swaps ("currency swaps"), to reduce foreign exchange and interest rate risks. The currency swaps, which would be designated as cash flow hedges, modify or fix the interest and/or currency characteristics of certain assets and liabilities. The Company may use forward sales contracts ("equity forwards") to reduce equity securities risk. Derivative financial instruments are not used for trading or speculative purposes. The Company's control environment includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency hedging activities. Counterparties to the Company's hedging agreements are major financial institutions. These hedging agreements are generally not collateralized. The Company manages the risk of counterparty default on its derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. For those instances in which the Company utilizes currency swaps, the Company also has master netting arrangements that may reduce the maximum amount of loss due to credit risk. Chiron has not experienced any losses due to counterparty default.

    For currency options and equity forwards, the Company assumes no ineffectiveness because the critical terms of the derivative instrument and of the underlying exposure are the same. The Company expects that changes in the fair value of the underlying exposure will be offset completely by changes in the fair value of the derivative instrument, both at inception and on an ongoing basis. The critical terms are reviewed quarterly. All time value changes are deemed ineffective and are recognized immediately in earnings.

    When currency options expire, amounts recorded in "Other comprehensive income" for cash flow hedges are reclassified to earnings. When equity forwards mature, any amounts recorded in "Other comprehensive income" related to the underlying exposure are reclassified to earnings.

  Foreign Currency Risk

    Chiron may selectively hedge anticipated currency exposures by purchasing currency options, which are designated as cash flow hedges and typically expire within twelve months. The Company's primary anticipated exposures are related to foreign revenues recognized from selling products in major European countries.

    A significant portion of the Company's operations consists of manufacturing and sales activities in western European countries. As a result, the Company's financial results may be affected by changes in the foreign currency exchange rates of those related countries. The Company uses currency forwards to hedge the gains and losses generated by the remeasurement of certain receivables and payables denominated in nonfunctional currencies. Typically, these contracts have maturities of three months or less. These derivatives are not designated as hedges under SFAS 133.

  Interest Rate Risk

    The Company has exposure to changes in interest rates in both its investment portfolio and certain floating rate obligations with interest rates tied to LIBOR. The Company maintains a diversified portfolio of investment holdings issued by financial institutions of high credit standing. By policy, the amount of credit exposure to any one institution is limited. These investments are generally not collateralized and primarily mature within three years. The Company has a natural hedge against the floating rate obligations exposure as a result of its investment holdings in floating rate fixed income securities tied to LIBOR.

  Equity Securities Risk

    The Company has exposure to equity price risk because of its investments in equity securities. Typically, the Company obtains these securities through its collaboration agreements with other pharmaceutical and biotechnology partners. Changes in share prices or in the volatility of share prices affect the value of Chiron's equity portfolio. To reduce this risk, the Company selectively enters into equity forwards, which are designated as fair value hedges and typically expire within two to four years.

Income Taxes

    The effective tax rate for 2001 is estimated to be approximately 33.5% of pretax income from continuing operations, which reflects the amortization of goodwill and acquired identifiable intangible assets related to the PathoGenesis acquisition. The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three months ended March 31, 2000 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 31.0%.

    The annual reported effective tax rate for 2000 was 84.4% of pretax income from continuing operations and reflected the write-off of purchased in-process technologies and amortization expense on goodwill and acquired identifiable intangible assets related to the PathoGenesis acquisition.

Put Options

    Proceeds from sales of put options, which allow for net-cash, net-share or physical settlement, are recorded in stockholders' equity and an amount equal to the redemption price of the common stock is reclassified from permanent equity to temporary equity. Subsequent changes in the market value of the put options are not recorded as long as the put options are classified as equity. If a put option is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the put option during the period it was classified as equity is recorded in stockholders' equity. The Company reassesses the classification of its put options on a quarterly basis. When a put option is settled in net cash or net shares, the amount reported in temporary equity is transferred and reported as an addition to permanent equity.

    In January 2001, the Company initiated a put option program. Under this program, the Company entered into a contract with a third party to sell put options on Chiron stock, entitling the holder to sell to the Company 0.5 million shares at $44.95 per share on April 19, 2001. In connection with the sale, the Company collected a $2.6 million premium, which was recorded in "Additional paid-in capital" in the Condensed Consolidated Balance Sheets. The amount of the Company's obligation to repurchase such shares upon exercise of the outstanding put options, totaling $22.5 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Company's Condensed Consolidated Balance Sheets at March 31, 2001.

    On April 19, 2001, Chiron's closing stock price was $47.02. Since the closing stock price was above the stipulated $44.95, the third party elected not to exercise the options. As a result, the temporary equity of $22.5 million was reclassified to permanent equity in the second quarter of 2001.

Treasury Stock

    Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to "Additional paid-in capital." Losses on reissuance of treasury stock are charged to "Additional paid-in capital" to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to "Accumulated deficit." For the three months ended March 31, 2001 and 2000, the Company charged losses of $15.8 million and $49.0 million, respectively, to "Accumulated deficit" in the Condensed Consolidated Balance Sheets.

Note 2—Earnings Per Share

    Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options, warrants and equivalents, which are included under the treasury-stock method; (ii) performance units to the extent that dilutive shares are assumed issuable; (iii) the assumed exercise of outstanding put options, which are included under the reverse treasury-stock method; and (iv) convertible debentures, which are included under the if-converted method.

    The following table sets forth the computations for basic and diluted earnings per share on income from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2000
Income (Numerator):
Income from continuing operations available to common stockholders	$44,743	$40,084
Plus: Interest on 1.90% convertible debentures, net of taxes	—	1,830

Income from continuing operations available to common stockholders, plus assumed conversions	$44,743	$41,914

Shares (Denominator):
Weighted-average common shares outstanding	189,403	180,314
Effect of dilutive securities:
Options and equivalents	5,176	7,084
Warrants	422	431
Put options	8	—
1.90% convertible debentures	—	8,784

Weighted-average common shares outstanding, plus assumed conversions	195,009	196,613

Basic earnings per share	$0.24	$0.22

Diluted earnings per share	$0.23	$0.21

    The following table sets forth the computations for basic and diluted earnings per share on net income (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2000
Income (Numerator):
Net income available to common stockholders	$44,743	$40,236
Plus: Interest on 1.90% convertible debentures, net of taxes	—	1,830

Net income available to common stockholders, plus assumed conversions	$44,743	$42,066

Shares (Denominator):
Weighted-average common shares outstanding	189,403	180,314
Effect of dilutive securities:
Options and equivalents	5,176	7,084
Warrants	422	431
Put options	8	—
1.90% convertible debentures	—	8,784

Weighted-average common shares outstanding, plus assumed conversions	195,009	196,613

Basic earnings per share	$0.24	$0.22

Diluted earnings per share	$0.23	$0.21

    For the three months ended March 31, 2001 and 2000, options to purchase 7.2 million and 0.6 million shares, respectively, with exercise prices greater than the average market prices of common stock, were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

    Also excluded from the computation of diluted earnings per share for the three months ended March 31, 2000 were 3.2 million shares of common stock which were issuable upon conversion of the Company's convertible subordinated debentures. These shares were excluded as the interest, net of tax, per common share obtainable on conversion exceeded basic earnings per share. As of December 31, 2000, substantially all of the convertible subordinated debentures were converted into 12.0 million shares of common stock.

Note 3—Discontinued Operations

    In a strategic effort to focus on its core businesses of Biopharmaceuticals, Vaccines and Blood Testing, the Company completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. Discontinued operations had no impact on basic or diluted earnings per share for the three months ended March 31, 2001. Discontinued operations had no material impact on basic or diluted earnings per share for the three months ended March 31, 2000.

    The "Gain on disposal of discontinued operations" consisted of the following (in thousands):

Three Months Ended March 31, 2000
Other	$245
Income tax provision	(93)

$152

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

    In connection with the sale of Chiron Diagnostics, Chiron granted to Chiron Diagnostics rights under certain Chiron patents, including non-exclusive rights to patents relating to human immunodeficiency virus ("HIV") and hepatitis C virus ("HCV"). In exchange for these rights, Chiron Diagnostics paid to Chiron $100.0 million, which is refundable in decreasing amounts through 2001. For the three months ended March 31, 2001 and 2000, Chiron recognized revenues of $5.0 million and $7.5 million, respectively, which represented the portions of the $100.0 million payment that became nonrefundable during those periods. The revenues were recorded as a component of "Royalty and license fee revenues" in the Condensed

Consolidated Statements of Operations. The Company anticipates recognizing the remaining revenue of $13.3 million through the fourth quarter 2001.

Chiron Vision

    On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to Bausch & Lomb ("B&L") for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "B&L Agreement"), dated as of October 21, 1997, between Chiron and B&L. The Company retained Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million upon the completion of the sale. Under the terms of the B&L Agreement, the Company has provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify B&L against certain potential claims. For both the three months ended March 31, 2001 and 2000, none of these contractual obligations expired unused.

    For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of both March 31, 2001 and December 31, 2000, the real estate assets of $1.9 million, which represented all of the remaining net assets of Chiron's discontinued operations, were recorded as "Other current assets" in the Condensed Consolidated Balance Sheets. In April 2001, the Company sold these real estate assets and anticipates that it will recognize a net gain on the sale of these assets in the second quarter of 2001.

Income Taxes

    In connection with the sale of Chiron Diagnostics and Chiron Vision, the Company recorded cumulative net deferred tax assets of $26.5 million as of both March 31, 2001 and December 31, 2000, principally attributable to the timing of the deduction of certain expenses associated with these sales. The Company also recorded corresponding valuation allowances of $26.5 million as of both March 31, 2001 and December 31, 2000 to offset these deferred tax assets, as management does not believe that it is more likely than not that the deferred tax assets to which the valuation allowance relates will be realized. The future recognition of these deferred tax assets will be reported as a component of "Gain on disposal of discontinued operations" in the Condensed Consolidated Statements of Operations.

Note 4—Acquisition of PathoGenesis Corporation

    On September 21, 2000, Chiron acquired PathoGenesis, a company that develops and markets drugs to treat infectious diseases, particularly serious lung infections. The acquisition was accounted for under the purchase method of accounting and included the purchase of all of the outstanding shares of common stock of PathoGenesis at $38.50 per share. As discussed in Note 1, effective March 31, 2001, the Company recorded a purchase price adjustment resulting from (i) a final reconciliation of PathoGenesis registered shares of common stock, (ii) the true-up of severance and legal costs to amounts actually paid and (iii) the related deferred tax effects, which resulted in a $1.7 million increase to the purchase price and a

$0.7 million increase to goodwill. The revised components and allocation of the purchase price consisted of the following (in thousands):

Consideration and acquisition costs:
Cash paid for common stock	$643,026
Cash paid for options on common stock	66,216
Acquisition costs paid as of March 31, 2001	18,074
Acquisition costs not yet paid as of March 31, 2001	4,954
Fair value, less intrinsic value for unvested portion, of options exchanged	3,371

Total purchase price	$735,641

Allocation of purchase price:
Assets acquired	$94,784
Write-off of purchased in-process technologies	171,600
Purchased technologies	300,600
Acquired intangible assets	53,900
Goodwill	212,729
Liabilities assumed	(23,609)
Taxes payable	(2,800)
Net deferred tax liability	(71,563)

Total purchase price	$735,641

    Outstanding options on PathoGenesis' stock were either redeemed in cash or converted into options on Chiron's stock. The difference between the fair value of all options and the intrinsic value associated with the unvested portion of those options was included as part of the purchase price.

    Acquisition costs included contractual severance and involuntary termination costs, as well as other direct acquisition costs. Approximately $14.8 million represented severance payments, assumed by the Company, to executives as dictated by their employment agreements.

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

    The following unaudited pro forma information presents the results of continuing operations of Chiron and PathoGenesis for the three months ended March 31, 2000 as if Chiron's acquisition of PathoGenesis had been consummated as of January 1, 2000. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results that may occur in the future. The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process technologies, which resulted directly from the transaction. The unaudited pro forma information is as follows (in thousands, except per share data):

Three Months Ended March 31, 2000
Total revenues	$236,293
Income from continuing operations	$30,111
Pro forma earnings per share from continuing operations:
Basic	$0.17
Diluted	$0.16

Note 5—Restructuring and Reorganization

    The Company recorded restructuring and reorganization charges related to (i) the integration of its worldwide vaccines operations, (ii) the closure of its Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions, all of which had terminated as of December 31, 2000, in the Company's Italian manufacturing facility and facility-related costs. The closure of its Puerto Rico and St. Louis facilities and the ongoing restructuring of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 400 positions in manufacturing, research, development, sales, marketing and other administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-

related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

    During 1999, the Company decided to retain 18 of those 400 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 382. Again during 2000, the Company decided to retain 11 of those 382 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 371. Included in the 371 positions were 36 positions at the Company's Amsterdam facility. These positions were transferred to the buyer in January 2000 in connection with the December 1999 sale of the Amsterdam facility.

    For the three months ended March 31, 2001, the net restructuring and reorganization activity included a charge of $0.2 million and a charge reversal of $0.2 million. The charge of $0.2 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions, of which 359 had terminated as of March 31, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

    For the three months ended March 31, 2000, the Company recorded net restructuring and reorganization charge reversals of $0.4 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the retention of 11 of the 382 positions. As described above, the Company adjusted the number of positions for elimination to 371, of which 356 had terminated as of March 31, 2000.

    Included in "Gain on disposal of discontinued operations" in the Condensed Consolidated Statements of Operations were net restructuring and reorganization charge reversals of $0.1 million for the three months ended March 31, 2000. This amount related to the restructuring of the Company's in vitro diagnostics business operations and primarily consisted of employee termination costs related to the termination of 331 employees, all of which were terminated as of December 31, 1998. The Company retained responsibility for $4.5 million of restructuring accruals upon the completion of the sale of Chiron Diagnostics to Bayer. The restructuring accruals were fully utilized as of December 31, 2000.

    The Company's restructuring and reorganization accruals are expected to be substantially settled within one to six years of accruing the related charges. As of March 31, 2001, $1.3 million and $0.9 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheets. As of December 31, 2000, $1.7 million and $1.0 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheets.

    The activity in accrued restructuring and reorganization for the three months ended March 31, 2001 and 2000 is summarized as follows (in thousands):

	Accrual at December 31, 2000	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through March 31, 2001	Amount to Be Utilized In Future Periods
Employee-related costs	$1,816	$190	$—	$295	$1,711
Other facility-related costs	839	—	(190)	121	528

	$2,655	$190	$(190)	$416	$2,239

	Accrual at December 31, 1999	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through March 31, 2000	Amount to Be Utilized In Future Periods
Employee-related costs	$3,772	$—	$(531)	$688	$2,553
Other facility-related costs	1,631	160	—	512	1,279

	5,403	160	(531)	1,200	3,832
Discontinued operations	285	—	(109)	—	176

	$5,688	$160	$(640)	$1,200	$4,008

Note 6—Sale of San Diego Facility

    In January 2001, the Company sold various assets, with a carrying value of approximately $1.8 million, of its San Diego facility for $4.9 million in cash. The Company incurred transaction costs of approximately $0.7 million. The San Diego facility was part of the Company's biopharmaceuticals segment. The sale of the assets resulted in a net gain of $2.4 million, which was included in "Gain (loss) on sale of assets" in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2000, Chiron recognized operating expenses related to the San Diego facility of $3.4 million.

Note 7—Derivative Financial Instruments

    "Derivative financial instruments" on the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

March 31, 2001
Assets:
Forward sales contracts	$16,882
Foreign currency option contracts	1,531

$18,413

Liabilities:
Forward foreign currency contracts	$1,994

    Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended March 31, 2001. No cash flow or fair value hedges were derecognized or discontinued for the three months ended March 31, 2001.

    For cash flow hedges, derivative gains and losses included in "Other comprehensive income" are reclassified into earnings at the time the forecasted revenue is recognized. For the three months ended March 31, 2001, no net derivative gains or losses were reclassified into earnings. Based on currency exchange rates as of March 31, 2001, the Company estimates that $0.5 million of net derivative gains included in "Other comprehensive income" will be reclassified into earnings within the next twelve months. "Other income, net" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 included a net loss of less than $0.1 million for changes in the time value of cash flow hedges.

    For fair value hedges, "Other income, net" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 included a net gain of $0.9 million for changes in the time value of fair value hedges.

    Related to the forward foreign currency contracts, foreign currency transaction gains, net of the impact of hedging, were not material for the three months ended March 31, 2001.

Note 8—Segment Information

    Chiron is organized based on the products and services that it offers. Under this organizational structure, the Company has the following three reportable segments: (i) biopharmaceuticals, (ii) vaccines and (iii) blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on cancer and infection, as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The vaccines segment consists principally of products and services related to adult and pediatric vaccines sold primarily in Germany, Italy, the United Kingdom and other international markets, as well as the development of novel vaccines and vaccination technology. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a Johnson & Johnson ("J&J") company, and an alliance with Gen-Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling nucleic acid testing ("NAT") products using transcription-mediated amplification ("TMA") technology to screen transfused blood and plasma products for viral infection.

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

    The accounting policies of the Company's reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items, such as restructuring and reorganization charges, which are shown as reconciling items in the table below.

    The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended March 31,
	2001	2000
Revenues
Biopharmaceuticals	$99,759	$58,091
Vaccines	85,682	120,862
Blood testing, includes equity in earnings of unconsolidated joint businesses of $15,625 and $15,718 for the three months ended March 31, 2001 and 2000, respectively	34,792	26,396
Other	39,358	11,396

Total revenues	$259,591	$216,745

Income from continuing operations
Biopharmaceuticals	$(5,384)	$(18,248)
Vaccines	22,212	52,721
Blood testing	14,857	11,518
Other	15,711	(7,220)

Segment income from operations	47,396	38,771
Operating income reconciling items:
Restructuring and reorganization charge reversals	—	371

Income from operations	47,396	39,142
Gain (loss) on sale of assets	2,426	(224)
Interest expense	(398)	(5,026)
Other income, net	18,056	24,470
Minority interest	(219)	(201)

Income from continuing operations before income taxes	$67,261	$58,161

Note 9—Commitments and Contingencies

    In February 2001, the Company's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of two buildings and a parking structure in Emeryville, California. The Company currently is negotiating design and construction services and evaluating various financing alternatives for this capital expansion project.

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

    The Company is presently under audit in several domestic and international tax jurisdictions. While there is no assurance that the Company will prevail in all audits in the event the taxing authorities disagree with the Company's interpretations of the tax law, management does not believe, based upon information known to it, that the final resolution of any of these audits will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

Note 10—Subsequent Events

    In April 2001, the Company sold the remaining real estate assets, which were retained upon the completion of the sale of Chiron Vision. The Company anticipates that it will recognize a net gain upon the sale of these assets in the second quarter of 2001. As of both March 31, 2001 and December 31, 2000, these assets were recorded as "Other current assets" in the accompanying Condensed Consolidated Balance Sheets.

    In April 2001, Chiron, Rhein Biotech N.V. ("Rhein Biotech") and GreenCross Vaccine Corporation ("GCVC") entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. Under the collaboration agreement, the Company will share the research and development expenses with Rhein Biotech and GCVC. The Company began recognizing research and development expenses under the collaboration agreement in the second quarter of 2001. The collaboration agreement also requires capital commitments from Chiron, Rhein Biotech and GCVC. Chiron's commitment is approximately $22.6 million, primarily for the expansion of its Italian manufacturing facilities, which is scheduled to begin in the second quarter of 2001 and continue through 2008. In connection with the collaboration agreement, Chiron, Rhein Biotech and GCVC also entered into a supply agreement and a manufacturing agreement, which will be effective should a vaccine under collaboration be commercialized. Under the supply agreement, Chiron will supply Rhein Biotech and GCVC with vaccine products. Under the manufacturing agreement, Rhein Biotech and GCVC will perform contract manufacturing services for the Company. The agreements contemplate future negotiation that may result in the extension and expansion of this relationship.

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

    The discussion below should be read in conjunction with Part I, Item 1.,"Financial Statements," of this Quarterly Report on Form 10-Q and Part II, Items 7., 7A., and 8., "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Financial Statements and Supplementary Data," respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Chiron is a biotechnology company that participates in three global healthcare markets: biopharmaceuticals, vaccines and blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infection, as well as the development and acquisition of technologies related to recombinant proteins, small molecules and genomics. The biopharmaceuticals segment also includes collaborations with (i) Berlex Laboratories, Inc. ("Berlex") and its parent company, Schering AG of Germany, related to Betaseron® (interferon beta-1b), (ii) Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), a Johnson & Johnson ("J&J") company, related to PDGF (recombinant human platelet-derived growth factor-rhPDGF-BB) and (iii) SkyePharma, Inc. ("SkyePharma") related to DepoCyt®. The vaccines segment consists principally of adult and pediatric vaccines for viral infections, including flu, rabies and tick-borne encephalitis, and bacterial infections, including meningococcus C and haemophilius influenzae type B, sold primarily in Germany, Italy, the United Kingdom and other international markets, as well as the development of novel vaccines and vaccination technology. The blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc. ("Ortho"), a J&J company, and an alliance with Gen-Probe Incorporated ("Gen-Probe"). Chiron's joint business with Ortho sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. Chiron's alliance with Gen-Probe is focused on developing and selling nucleic acid testing ("NAT") products using transcription-mediated amplification ("TMA") technology to screen transfused blood and plasma products for viral infection. Certain other revenues and expenses are not viewed by management as belonging to any one segment. As a result, these items have been aggregated into an "Other" segment.

    On September 21, 2000, Chiron acquired PathoGenesis Corporation ("PathoGenesis"), a company that develops and markets drugs to treat infectious diseases, particularly serious lung infections. The Company accounted for the acquisition under the purchase method of accounting and included PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the seven business days in September 2000 were not significant to the Company's consolidated operating results. PathoGenesis is now part of the Company's biopharmaceuticals segment.

    On December 29, 1997, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to Bausch & Lomb ("B&L"), and on November 30, 1998, Chiron completed the sale of its in vitro diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer"). The Company's Condensed Consolidated Statements of Operations reflect the after-tax results of Chiron Vision and Chiron Diagnostics as discontinued operations.

Results of Operations

Biopharmaceuticals

    Product sales  For the three months ended March 31, 2001 and 2000, biopharmaceutical product sales were $78.1 million and $40.7 million, respectively. Biopharmaceutical product sales in 2001 consisted principally of Proleukin® (aldesleukin), Betaseron®, TOBI® (tobramycin solution for inhalation), PDGF and DepoCyt®. Biopharmaceutical product sales in 2000 consisted principally of Proleukin® and Betaseron®.

    Proleukin®  Chiron sells Proleukin® directly in the U.S. and certain international markets. For the three months ended March 31, 2001 and 2000, sales of Proleukin® were $19.6 million and $19.2 million, respectively. Proleukin® product sales in 2001 as compared with 2000 primarily were affected by fluctuations in wholesaler inventory management practices and, to a lesser extent, a weaker exchange rate of the Euro as compared with the U.S. dollar. The Company expects these factors, including the increasing cost sensitivity from reimbursement authorities, particularly in Europe, to continue throughout 2001. The Company continues to pursue the use of Proleukin® for additional indications, including human immunodeficiency virus ("HIV").

    Betaseron®  Chiron manufactures Betaseron® for Berlex and its parent company, Schering AG of Germany. Chiron earns a payment for Betaseron® upon shipment to Berlex and Schering AG, and a subsequent additional payment based on a contractual percentage of sales made by Berlex and Schering AG. The Company also earns royalties on Schering AG's European sales of Betaferon® (collectively, "Betaseron® revenues").Accordingly, Chiron's revenues from Betaseron® tend to fluctuate based upon the inventory management practices of Berlex and Schering AG. In the fourth quarter 2003, the contractual percentage will decrease by 5%.

    For the three months ended March 31, 2001 and 2000, Betaseron® product sales were $20.0 million and $18.7 million, respectively. As discussed in "Royalties and license fee revenues" below, Betaseron® royalties also increased in 2001 as compared with 2000. The increase in Betaseron® revenues in 2001 as compared with 2000 primarily was related to (i) increased utilization of beta interferon therapy for secondary progressive multiple sclerosis; (ii) fluctuations in Berlex and Schering AG's inventory management practices; and (iii) increased underlying purchases by end users in Europe and the U.S.

    TOBI®  Chiron obtained TOBI® as part of its acquisition of PathoGenesis on September 21, 2000. Chiron sells TOBI® directly in the U.S. and certain international markets. TOBI® was approved for cystic fibrosis lung infections by the Food and Drug Administration ("FDA") in December 1997 and was launched commercially in January 1998. In addition, TOBI® was approved in Canada in February 1999. TOBI® also cleared the mutual recognition process required for marketing in the European Union in August 2000 and was subsequently approved in France, Sweden, Denmark, Portugal, Germany, the United Kingdom and Italy. Chiron recorded TOBI® sales of $32.5 million for the three months ended March 31, 2001. Sales of TOBI® reported by PathoGenesis were $19.4 million for the three months ended March 31, 2000. The growth was due to increased TOBI® use in the U.S. and Canada by patients with cystic fibrosis and TOBI® sales related to the launch in France and Portugal, as well as fluctuations in wholesaler inventory management practices. The Company continues to pursue the use of TOBI® to treat other serious lung infections. The Company also continues to seek approval in other countries. Future TOBI®

sales may be influenced by wholesaler inventory management practices and foreign currency exchange rate fluctuations.

    PDGF  Chiron manufactures PDGF for Ortho-McNeil, a J&J company. Accordingly, Chiron's sales of PDGF fluctuate based upon the inventory management practices of Ortho-McNeil. PDGF is the active ingredient in Regranex® (becaplermin) Gel, a treatment for diabetic foot ulcers. Regranex® Gel was approved by the FDA in December 1997 and was launched commercially in early 1998. Regranex® Gel was approved for use in the treatment of diabetic foot ulcers in Canada in December 1998 and Europe in March 1999. Net sales of PDGF were $3.1 million for the three months ended March 31, 2001. The increase in PDGF product sales primarily was due to the resumption of commercial shipments to Ortho-McNeil. As Chiron's 1998 sales had filled Ortho-McNeil's inventory requirements, there were no commercial shipments of PDGF to Ortho-McNeil from the first quarter 1999 through the first quarter 2000.

    DepoCyt®  The Company develops DepoCyt®, a treatment for lymphomatous meningitis, in a collaboration with SkyePharma. In October 1999, SkyePharma, the manufacturer of DepoCyt®, discovered and recalled two DepoCyt® lots that did not meet manufacturing specifications. The commercial supply of this product was on hold while the Company and SkyePharma worked with the FDA to resolve various issues related to the manufacture of the product. In October 2000, the Company submitted a request for FDA approval to relaunch DepoCyt®. In the first quarter 2001, the FDA granted clearance for the Company and SkyePharma to recommercialize DepoCyt®. Sales of DepoCyt® were $0.5 million for the three months ended March 31, 2001.

    The Company expects competitive pressures related to many of its biopharmaceutical products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1., "Business—Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Collaborative agreement revenues  Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. Up-front refundable fees are deferred and recognized as revenues when they become nonrefundable or when performance obligations are completed. Up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. For the three months ended March 31, 2001 and 2000, the biopharmaceuticals segment recognized collaborative agreement revenues of $5.5 million and $3.2 million, respectively.

    Novartis AG  Under the terms of a November 1995 agreement with Novartis, Chiron granted Novartis a license to utilize Chiron's combinatorial chemistry techniques. In exchange for this license, Novartis agreed to pay Chiron $26.0 million over a five-year period, subject to certain adjustments. In addition, this agreement provides for research funding by Novartis, and certain up-front milestone and royalty payments, as well as product commercialization rights for both parties. In connection with this agreement, Chiron recognized collaborative agreement revenues of $0.5 million for the three months ended March 31, 2000. This agreement expired in the fourth quarter 2000.

    In November 1996, Chiron and Novartis entered into a consent order with the Federal Trade Commission pursuant to which Chiron agreed to grant a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents related to the Herpes Simplex Virus-thymidine kinase ("HSV-tk") gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis agreed to pay Chiron up to $60.0 million over five years. In connection with this agreement, Chiron recognized collaborative agreement revenues of $2.5 million for both of the three months ended March 31, 2001 and 2000.

    The Company's "Other" segment also earns collaborative agreement revenues under a third Novartis agreement. See "Other—Collaborative agreement revenues" below.

    S*BIO  In the second quarter 2000, the Company invested in a Singapore-based venture, S*BIO Pte Ltd ("S*BIO"), to research and develop therapeutic, diagnostic, vaccine and antibody products. The Company also granted to S*BIO certain rights to the Company's gene expression and combinatorial chemistry technology. Under this arrangement, the Company will receive $22.0 million over two years for technology transfer. For the three months ended March 31, 2001, the Company recognized collaborative agreement revenues of $2.8 million under this arrangement. In addition, the Company will receive certain milestone payments and various royalties on future product sales if S*BIO commercializes a product using the Company's gene expression and combinatorial chemistry technology. However, there can be no assurance that S*BIO will meet its development objectives or commercialize a product using Chiron's gene expression and combinatorial chemistry technology.

    The balance of collaborative agreement revenues recognized by the biopharmaceuticals segment consisted of various other agreements, which individually were not significant.

    Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of the Company's collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. The Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. In particular, the November 1996 consent agreement between Chiron, Novartis and the Federal Trade Commission expires in the fourth quarter 2001. There can be no assurance that new relationships will be established or that current collaborative agreement revenues will not decline.

    Royalty and license fee revenues  The biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon®, recombinant insulin and glucagon products, as well as license fees for technologies, such as hepatitis C virus ("HCV") patents, used by third parties. Up-front refundable fees are deferred and recognized as revenues when they become nonrefundable or when all performance obligations are completed. Up-front nonrefundable license fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable license fees are deferred and amortized over the performance period. For the three months ended March 31, 2001 and 2000, the biopharmaceuticals segment recognized royalty and license fee revenues of $15.6 million and $12.7 million, respectively.

    Betaferon®  The Company earns royalties on Schering AG's European sales of Betaferon®. For the three months ended March 31, 2001 and 2000, Chiron recognized $9.9 million and $7.5 million, respectively, under this arrangement. As discussed in "Product sales—Betaseron®" above, the increase in 2001 as compared with 2000 primarily was related to increased utilization of beta interferon therapy, offset by a weaker exchange rate of the Euro as compared with the U.S. dollar. Betaferon® is the only product that is approved for the treatment of both relapsing remitting and secondary progressive ("SPMS") multiple sclerosis in Europe.

    Glaxo  Under a 2000 agreement with Glaxo Group Limited (now part of GlaxoSmithKline), Chiron granted to GlaxoSmithKline rights under certain Chiron HCV patents, for which the Company recognized a license fee in the first quarter 2000. The agreement provides for certain milestone payments and minimum annual royalties. If GlaxoSmithKline commercializes products using Chiron's HCV patents, the agreement provides for royalties on future product sales, against which the minimum annual royalties will be applied. However, there can be no assurance that GlaxoSmithKline will meet such development objectives or commercialize a product using Chiron's HCV patent rights. The Company did not recognize any revenue under this agreement for the three months ended March 31, 2001.

    Japan Tobacco  In January 2001, Chiron granted to Japan Tobacco, Inc. ("Japan Tobacco") rights under certain Chiron HCV patents. The agreement provides for the payment of a license fee, which was received and recognized as revenue in the first quarter 2001, and minimum annual royalties. If Japan Tobacco commercializes products using Chiron's HCV patents, the agreement provides for royalties on future product sales. However, there can be no assurance that Japan Tobacco will meet such development objectives or commercialize a product using Chiron's HCV patents.

    Other  Chiron estimates recombinant insulin and glucagon royalty revenues based on previous period actual recombinant insulin and glucagon product sales. For the three months ended March 31, 2001 and 2000, Chiron recognized $1.8 million and $1.5 million, respectively, under this arrangement.

    The balance of royalty and license fee revenues recognized by the biopharmaceuticals segment consisted of various other agreements, which individually were not significant.

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

    Other revenues  For the three months ended March 31, 2001 and 2000, the biopharmaceuticals segment recognized other revenues of $0.5 million and $1.5 million, respectively.

    Contract manufacturing revenues  For the three months ended March 31, 2001 and 2000, the biopharmaceuticals segment recognized contract manufacturing revenues of $0.3 million and $1.2 million, respectively. The decrease resulted from the timing of contract manufacturing activities. The Company anticipates that there will be increased contract manufacturing activities for the year-to-date 2001 as compared with 2000, as we seek to improve utilization of manufacturing capacity.

    The balance of other revenues recognized by the biopharmaceuticals segment consisted of various other arrangements, which individually were not significant.

    Biopharmaceuticals' other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

    Gross profit  For the three months ended March 31, 2001 and 2000, biopharmaceutical gross profit as a percentage of net product sales was 77% and 67%, respectively. The increase in biopharmaceutical gross profit margins in 2001 as compared with 2000 primarily was related to a more favorable mix of biopharmaceutical product sales, including TOBI®.

    Biopharmaceutical gross profit percentages may fluctuate significantly in future periods as the biopharmaceutical product mix changes.

    Research and development  For the three months ended March 31, 2001 and 2000, the biopharmaceuticals segment recognized research and development expenses of $65.0 million and $51.8 million, respectively. The increase in research and development spending in 2001 as compared with 2000 was due to the furtherance of the Company's clinical trials related to Proleukin® for HIV, tifacogin

(recombinant Tissue Factor Pathway Inhibitor or "TFPI") for severe sepsis and progress in various other development platforms, including those obtained as part of the acquisition of PathoGenesis on September 21, 2000. The increases were offset by the timing of various other clinical trials, including Fibroblast Growth Factor ("FGF") for coronary and peripheral artery diseases, and a reduction in gene therapy activities with the sale of the San Diego facility in January 2001 (see "Gain (loss) on sale of assets" below).

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    Selling, general, and administrative  For the three months ended March 31, 2001 and 2000, the biopharmaceuticals segment recognized selling, general and administrative ("SG&A") expenses of $21.5 million and $10.4 million, respectively. The increase primarily was due to the acquisition of PathoGenesis. The remaining increase in SG&A expenses in 2001 as compared with 2000 primarily was due to increased sales and marketing costs related to the relaunch of DepoCyt® in the first quarter 2001.

Vaccines

    Product sales  Chiron sells pediatric and adult vaccines in Germany, Italy, the United Kingdom and other international markets. Certain of the Company's vaccine products, particularly its flu vaccine, are seasonal and typically have higher sales in the second half of the year. For the three months ended March 31, 2001 and 2000, vaccine product sales were $77.7 million and $109.8 million, respectively.

    The decrease in product sales in 2001 as compared with 2000 primarily was due to sales of Menjugate™, Chiron's conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C, which amounted to $29.4 million and $60.4 million for the three months ended March 31, 2001 and 2000, respectively. In the first quarter 2000, the Company shipped $60.4 million of Menjugate™ to the National Health Service ("NHS") under a tender to begin a universal vaccination program in the United Kingdom. As of March 31, 2001, the Company has remaining tenders in various countries to ship approximately $37.2 million of Menjugate™ through the second quarter 2002. The Company expects Menjugate™ sales to continue to be influenced by the timing of shipments under tender. The Company is exploring opportunities for additional Menjugate™ sales in other countries; however, the Company does not expect Menjugate™ shipments in 2001 to be commensurate with those in 2000. Sales of all other vaccine products were $48.3 million and $49.4 million for the three months ended March 31, 2001 and 2000, respectively.

    In January 2000, the Company entered into a co-marketing and co-promotion agreement ("AVP agreement") with Aventis Pasteur related to Menjugate™ and Fluad™. Under the AVP agreement, Aventis Pasteur will distribute, market and sell (co-market) Menjugate™ under its own label in Europe, excluding the United Kingdom and Ireland, and will assist the Company in marketing and sales efforts (co-promotion) related to Menjugate™ in the United Kingdom and Ireland. Aventis Pasteur will similarly co-market and co-promote Fluad™ in Europe. For both the three months ended March 31, 2001 and 2000, co-marketing, which was recorded as a reduction to product sales, amounted to less than $0.1 million. For discussion on the co-promotion, see "Selling, general and administrative" below.

    The Company expects competitive pressures related to many of its vaccine products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market, including new combination vaccines.

    Royalty and license fee revenues  The vaccines segment earns royalties on third party sales of and license fees on several products. Up-front refundable fees are deferred and recognized as revenues when they become nonrefundable or when all performance obligations are completed. Up-front nonrefundable license fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable license fees are deferred and amortized over the performance period. For the three months ended March 31, 2001 and 2000, the vaccines segment recognized royalty and license fee revenues of $4.7 million and $6.7 million, respectively.

    SmithKline Beecham  An agreement with SmithKline Beecham (now part of GlaxoSmithKline) provides for royalties on sales of certain vaccine products. Under this agreement, Chiron recognized $1.6 million and $1.8 million of such royalties for the three months ended March 31, 2001 and 2000, respectively. The decrease in 2001 as compared with 2000 primarily was due to a decrease in GlaxoSmithKline sales due to competitive vaccine products.

    Other  Under one arrangement, Chiron recognized $0.8 million and $2.2 million of royalty revenues on third party sales of hepatitis B virus ("HBV") vaccine products for the three months ended March 31, 2001 and 2000, respectively. The decrease in 2001 as compared with 2000 primarily was due to a decrease in sales of the HBV vaccine products due to competitive HBV vaccine products. Under another arrangement, the Company also earns royalties on third party sales of HBV products. Royalty revenues recognized under this HBV royalty arrangement were $2.3 million and $2.7 million for the three months ended March 31, 2001 and 2000, respectively.

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

    Other revenues  For the three months ended March 31, 2001 and 2000, the vaccines segment recognized other revenues of $3.3 million and $4.3 million, respectively.

    Commission revenues  The Company earns commission revenues on sales of HBV vaccine and immunoglobulin products. Commission revenues were $0.8 million and $1.9 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in commission revenues in 2001 as compared with 2000 primarily was related to a decrease in sales of the HBV vaccine products due to competitive HBV vaccine products and the expiration of the immunoglobulin arrangement on December 31, 2000.

    National Institutes of Health  In the second quarter 2000, the Company entered into an agreement with the National Institutes of Health ("NIH") to advance its HIV vaccine program into human clinical trials. Under this arrangement, the Company could receive $23.2 million over five years. Under a supplemental arrangement with NIH, the Company may perform other work related to NIH's HIV vaccine program on a contract-by-contract basis. The Company recognized $0.4 million for the three months ended March 31, 2001 under these arrangements.

    The balance of other revenues recognized by the vaccines segment consisted of various other agreements, which individually were not significant.

    Vaccines' other revenues may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no guarantee that the Company will be successful in obtaining additional revenues or that these revenues will not decline.

    Gross profit  For the three months ended March 31, 2001 and 2000, vaccine gross profit as a percentage of net product sales was 64% and 73%, respectively. The decrease in vaccine gross profit margins in 2001 as compared with 2000 primarily was related to sales of Menjugate™, offset by a favorable mix of other vaccine product sales. A significant portion of Menjugate™ production occurred in 1999. As the Company had not received approval to market Menjugate™ as of the end of fiscal year 1999, the

Company expensed manufacturing costs to research and development. The Company does not expect vaccine gross profit margins in following quarters to be commensurate with those in the first quarter 2000.

    Vaccine gross profit percentages may fluctuate significantly in future periods as the vaccine product mix changes.

    Research and development  For the three months ended March 31, 2001 and 2000, the vaccines segment recognized research and development expenses of $15.4 million and $15.3 million, respectively.

    In April 2001, Chiron, Rhein Biotech N.V. ("Rhein Biotech") and GreenCross Vaccine Corporation ("GCVC") entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. Under the collaboration agreement, the Company will share the research and development expenses with Rhein Biotech and GCVC. The Company began recognizing research and development expenses under the collaboration agreement in the second quarter 2001. The collaboration agreement also requires capital commitments from Chiron, Rhein Biotech and GCVC. Chiron's commitment is approximately $22.6 million, primarily for the expansion of its Italian manufacturing facilities (see "Liquidity and Capital Resources—Sources and uses of cash" below). In connection with the collaboration agreement, Chiron, Rhein Biotech and GCVC also entered into a supply agreement and a manufacturing agreement, which will be effective should a vaccine under collaboration be commercialized. Under the supply agreement, Chiron will supply Rhein Biotech and GCVC with vaccine products. Under the manufacturing agreement, Rhein Biotech and GCVC will perform contract manufacturing services for the Company. The agreements contemplate future negotiation that may result in the extension and expansion of this relationship.

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    Selling, general, and administrative  For the three months ended March 31, 2001 and 2000, the vaccines segment recognized SG&A expenses of $16.9 million and $18.2 million, respectively. The decrease in SG&A expenses in 2001 as compared with 2000 primarily was due to a weaker exchange rate of the Euro as compared with the U.S. Dollar, offset by commissions recognized under the AVP agreement. As discussed in "Product sales" above, the Company entered into the AVP agreement related to Menjugate™ and Fluad™. Under the AVP agreement, Aventis Pasteur will assist the Company in marketing and sales efforts (co-promotion) related to Menjugate™ in the United Kingdom and Ireland and Fluad™ in Europe. For the three months ended March 31, 2001, co-promotion commissions to Aventis Pasteur amounted to $1.3 million.

    Amortization expense  The vaccines segment recognized amortization expense of $2.0 million and $2.1 million for the three months ended March 31, 2001 and 2000, respectively. In the second quarter 1998, Chiron acquired the remaining 51% interest in Chiron Behring from Hoechst AG and accounted for the acquisition under the purchase method of accounting (for additional information, see Note 5, "Acquisition of Chiron Behring," of the Company's Annual Report on Form 10-K for the year ended December 31, 2000). A portion of the purchase price was allocated to acquired intangible assets and goodwill, which are being amortized on a straight-line basis over the estimated useful life of each intangible asset. Acquired intangible assets included the fair value of trademarks, patents and customer lists, which are being amortized on a straight-line basis over 4 to 17 years. Goodwill is being amortized on a straight-line basis over 17 years. Chiron will evaluate periodically the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values.

Blood testing

    Product sales  For the three months ended March 31, 2001 and 2000, the blood testing segment recognized product sales of $13.0 million and $7.1 million, respectively.

    Ortho  Under the Ortho arrangement, the Company performs manufacturing services related to immunodiagnostic products. For the three months ended March 31, 2001 and 2000, the Company recognized product sales under this agreement of $4.8 million and $4.2 million, respectively. The fluctuation between 2001 and 2000 primarily was due to the timing of manufacturing services.

    NAT  Under the collaboration agreement with Gen-Probe, Chiron and Gen-Probe are jointly participating in new assay and instrument research and development. Currently, Gen-Probe is the only manufacturer of NAT products using TMA technology. Worldwide product sales related to tests and instruments were $8.2 million and $2.9 million for the three months ended March 31, 2001 and 2000, respectively.

    The Company has contracts with various agencies and distributors worldwide. In addition, evaluation studies are being conducted to consider the adoption of NAT for blood screening in different countries. Product revenues are recognized based on the details of each contract—from co-development or cost recovery pricing for Investigational New Drug ("IND") applications to contracted price per donation.

    In the U.S., the Company began recognizing revenues from sales of nucleic acid tests under an IND application in the second quarter 1999. In the second quarter 2000, the Company signed a contract with the U.S. military to test U.S. Army blood donations using the Chiron Procleix™ HIV-1/HCV assay. In the third quarter 2000, (i) the Company assumed primary account responsibility for a key U.S. customer, which resulted in increased product sales, and (ii) the Company's remaining U.S. customers renewed their agreements, with price increases, for NAT products. In January 2001, Chiron and Gen-Probe completed submission of data to the FDA for the Procleix™ HIV-1/HCV assays. There can be no assurance as to the receipt of FDA approval or the timing of any such approval.

    In France, the French government has announced its intention to adopt NAT for blood screening by the end of the second quarter 2001. In 2000, the Company began recognizing revenue for assay sales and instrument rentals to several regional blood testing centers in France in connection with evaluation studies, which were completed in the second quarter 2000. The Company expects to begin recognizing revenues from commercial sales, based on a contracted price per donation, in the third quarter 2001.

    In Australia, the Company signed, and began recognizing revenue under, an exclusive contract with the Australian Red Cross Blood Service to provide blood testing products for NAT screening in the fourth quarter 1999. In Singapore, the Company signed a contract with a local distributor in the second quarter 2000 to provide blood testing products for NAT screening and began recognizing product sales in the first quarter 2001.

    The Company expects competitive pressures related to many of its blood testing products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1., "Business—Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Equity in earnings of unconsolidated joint businesses  For the three months ended March 31, 2001 and 2000, Chiron's earnings from its joint business with Ortho were $15.6 million and $15.7 million, respectively.

    Collaborative agreement revenues  Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. Up-front refundable fees are deferred and recognized as revenues when they become nonrefundable or when performance obligations are completed. Up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. For both of the three months ended March 31, 2001 and 2000, the blood testing segment recognized collaborative agreement revenues of $3.6 million.

    Under the Ortho arrangement, the Company conducts research and development services related to immunodiagnostic products. For the three months ended March 31, 2001 and 2000, the Company recognized revenues under this agreement of $3.5 million and $2.9 million, respectively. The fluctuation between 2001 and 2000 primarily was due to the timing of research services.

    The balance of collaborative agreement revenues recognized by the blood testing segment consisted of various other agreements, which individually were not significant.

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

    Royalty and license fee revenues  The blood testing segment earns royalties on blood donations tested with third party NAT products that utilize certain of Chiron's HCV and HIV patents. Up-front refundable fees are deferred and recognized as revenues when they become nonrefundable or when all performance obligations are completed. Up-front nonrefundable license fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable license fees are deferred and amortized over the performance period.

    In the fourth quarter 2000, the Company entered into three agreements with F. Hoffman La-Roche AG and several of its affiliated companies (collectively, "Roche") related to the settlement of certain litigation in the U.S. and certain other countries. Under one of the agreements, Chiron earns royalties on blood donations tested with Roche's NAT products that utilize Chiron's HCV and HIV patents. The Company will recognize revenue under this arrangement through 2003. The agreement contemplates future negotiation that may result in the extension and expansion of this relationship. Revenues under this arrangement were $2.6 million for the three months ended March 31, 2001. The blood testing segment did not recognize any royalty and license fee revenues during the three months ended March 31, 2000.

    The Company's "Other" segment also earns royalty and license fee revenues under the other two Roche agreements. See "Other—Royalty and license fee revenues" below.

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

    Gross profit  For the three months ended March 31, 2001 and 2000, blood testing gross profit as a percentage of net product sales was 34% and 2%, respectively. The increase in blood testing gross profit margins in 2001 as compared with 2000 primarily was related to a favorable mix of blood testing product sales. As discussed in "Product sales" above, Chiron began recognizing NAT product sales for one of its key U.S. customers, which previously were recorded as collaborative agreement revenues, in July 2000, and the remaining U.S. customers renewed their agreements during the third quarter 2000, which resulted in price increases for NAT products.

    Blood testing gross profit percentages may fluctuate significantly in future periods as the blood testing product mix changes.

    Research and development  For the three months ended March 31, 2001 and 2000, the blood testing segment recognized research and development expenses of $4.3 million and $3.9 million, respectively. The increase in research and development spending in 2001 as compared with 2000 was due to a slight increase in development costs related to the NAT business, as Chiron and Gen-Probe completed submission of data to the FDA for the Procleix™ instruments and assays in January 2001 (see "Product sales" above).

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    Selling, general, and administrative  For the three months ended March 31, 2001 and 2000, the blood testing segment recognized SG&A expenses of $7.0 million and $4.0 million, respectively. The increase in SG&A expenses in 2001 as compared with 2000 primarily was due to expenses associated with the NAT business. The Company expects continued growth in SG&A expenses related to the NAT business as the Company explores opportunities for additional NAT adoptions in other countries.

Other

    Collaborative agreement revenues  Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. Up-front refundable fees are deferred and recognized as revenues when they become nonrefundable or when performance obligations are completed. Up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. For the three months ended March 31, 2001 and 2000, the other segment did not recognize any collaborative agreement revenues.

    Novartis AG In December 1995, Chiron and Novartis entered into an agreement under which Novartis agreed to provide, at Chiron's request, research funding for certain projects. The funded projects currently consist of adult and pediatric vaccines, Insulin-Like Growth Factor-I ("IGF-I"), Factor VIII and HSV-tk. Based upon a December 2000 amendment, Novartis has agreed to fund through December 31, 2001, at Chiron's request and subject to certain annual and aggregate limits, up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. In December 1999, Chiron and Novartis amended this agreement to increase the aggregate maximum amount of funding provided by Novartis from $250.0 million to $265.0 million. Under this agreement, Chiron did not recognize any collaborative agreement revenues for the three months ended March 31, 2001 and 2000. In 2001, the amount of funding available to be provided by Novartis is limited to $9.1 million.

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

    Royalty and license fee revenues  The other segment earns royalties on third party sales of and license fees on several products. Up-front refundable fees are deferred and recognized as revenues when they become nonrefundable or when performance obligations are completed. Up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. For the three months ended March 31, 2001 and

2000, the other segment recognized royalty and license fee revenues of $39.3 million and $11.6 million, respectively.

    Roche PCR Agreement  In accordance with a July 1991 agreement with Roche, the Company receives royalties on sales of polymerase chain reaction ("PCR") products sold by Roche. The Company recognized $2.6 million and $3.3 million under this agreement for the three months ended March 31, 2001 and 2000, respectively. Roche's royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter 2000. However, Chiron estimates royalties on PCR product sales based on previous period actual sales. In the following quarter, Chiron records an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual PCR product sales for that period. As a result, Chiron recorded the adjustment for the final fourth quarter 2000 royalties in the first quarter 2001.

    Bayer Cross-License Agreement  In connection with the sale of Chiron Diagnostics to Bayer, Chiron granted to Bayer rights under certain Chiron patents, including rights under patents relating to HIV and HCV. In exchange for these rights, Bayer paid to Chiron a license fee of $100.0 million, which becomes nonrefundable over a period of three years. For the three months ended March 31, 2001 and 2000, Chiron recognized license fee revenues of $5.0 million and $7.5 million, respectively, which represent the portions of the $100.0 million payment that became nonrefundable during those periods. In addition, the cross-license agreement provides for royalties to Chiron on HIV and HCV products sold by Bayer. For the three months ended March 31, 2001and 2000, Chiron recognized $0.7 million and $0.8 million, respectively, of royalty revenues related to this agreement.

    Roche Settlement  In the fourth quarter 2000, the Company entered into three agreements with Roche related to the settlement of litigation in the U.S. and certain other countries.

    Under the first agreement, Chiron was paid $85.0 million, of which $40.0 million was recognized in the fourth quarter 2000. Of the $40.0 million, $34.0 million was for past sales and $6.0 million was for current sales related to Roche's use of Chiron's HCV patents in its in vitro diagnostic products. The remaining $45.0 million, which was deferred and becomes nonrefundable over time, will be recognized as revenue through 2005 as royalties on future sales related to Roche's use of Chiron's HCV patents in its in vitro diagnostic products. For the three months ended March 31, 2001, the Company recognized $0.9 million of the $45.0 million. The agreement also provides for royalties on future sales related to Roche's use of Chiron's HCV patent in its in vitro diagnostic products, for which the Company recognized an additional $9.0 million of royalty revenue for the three months ended March 31, 2001.

    Under the second agreement, Chiron received $10.0 million in the fourth quarter 2000, which was deferred, and received $10.0 million in the first quarter 2001. These amounts included a refundable license fee and royalties for past sales related to Roche's use of Chiron's HIV patent in its in vitro diagnostic products in Europe. These amounts became nonrefundable in January 2001 when the European Patent Office upheld the Company's HIV patent, and the Company recognized the entire $20.0 million as revenue in the first quarter 2001. The agreement also provides for royalties on future sales related to Roche's use of Chiron's HIV patent in its in vitro diagnostic products, for which the Company recognized an additional $1.0 million of royalty revenue for the three months ended March 31, 2001. Also, the Company will recognize additional revenue of $10.0 million under this arrangement when and if its patents on HIV are issued in the U.S.

    Such royalties will continue through the lives of the HCV and HIV patents. Issued HCV patents begin to expire in 2015 for the U.S. and in 2010 for Europe. The issued HIV patent in Europe expires in 2005. If issued, the HIV patent life in the U.S. will depend upon the decision by the U.S. patent authorities.

    See "Blood testing—Royalties and license fee revenues" above for a discussion of the third agreement entered into with Roche in the fourth quarter 2000.

    Organon  In January 2001, Chiron granted to Organon Teknika BV ("Organon") rights under certain Chiron HIV patents. The agreement provides for royalties on future sales by Organon of assays for the detection of nucleic acid sequences for use in in vitro diagnostic (excluding blood screening) products. The Company did not recognize any revenue under this agreement for the three months ended March 31, 2001.

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

    Selling, general, and administrative  For the three months ended March 31, 2001 and 2000, the other segment recognized SG&A expenses of $13.4 million and $18.3 million, respectively. The decrease in SG&A expenses in 2001 as compared with 2000 primarily was due to lower patent litigation costs upon substantial conclusion of the Roche litigation in October 2000 and lower payroll taxes related to stock option exercises during a period of lower average Company stock prices. In March 2000, the Company posted an all-time high in its stock price.

    Amortization expense  The Company's other segment recognized amortization expense of $9.5 million for the three months ended March 31, 2001. As discussed above, Chiron acquired PathoGenesis on September 21, 2000 and accounted for the acquisition under the purchase method of accounting. A portion of the purchase price was allocated to purchased technologies, acquired intangible assets and goodwill, which are being amortized on a straight-line basis over the estimated useful life of each intangible asset. Purchased technologies represented the fair value of research and development projects, which will be developed further and supported after the acquisition date, and are being amortized on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents, databases and the work force, which are being amortized on a straight-line basis over 5 to 16 years. Goodwill is being amortized on a straight-line basis over 15 years. Chiron will evaluate periodically the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values.

    Restructuring and reorganization  The Company recorded restructuring and reorganization charges related to (i) the integration of its worldwide vaccines operations, (ii) the closure of its Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions, all of which had terminated as of December 31, 2000, in the Company's Italian manufacturing facility and facility-related costs. The closure of its Puerto Rico and St. Louis facilities and the ongoing restructuring of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 400 positions in manufacturing, research, development, sales, marketing and other administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

    During 1999, the Company decided to retain 18 of those 400 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 382. Again during 2000, the Company decided to retain 11 of those 382 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 371. Included in the 371 positions were 36 positions at the Company's Amsterdam facility. These positions were transferred to the buyer in January 2000 in connection with the December 1999 sale of the Amsterdam facility.

    For the three months ended March 31, 2001, the net restructuring and reorganization activity included a charge of $0.2 million and a charge reversal of $0.2 million. The charge of $0.2 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions, of which 359 had terminated as of March 31, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

    For the three months ended March 31, 2000, the Company recorded net restructuring and reorganization charge reversals of $0.4 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the retention of 11 of the 382 positions. As described above, the Company adjusted the number of positions for elimination to 371, of which 356 had terminated as of March 31, 2000.

    The restructuring and reorganization accruals are expected to be substantially settled within one to six years of accruing the related charges. Management expects employee and facility-related cost savings due to these restructuring activities in cost of sales, research and development expense and SG&A expense through 2008. The Company believes that it has begun to achieve these cost savings.

    Gain (loss) on sale of assets  In January 2001, the Company sold various assets of its San Diego facility, resulting in a net gain of $2.4 million. In February 2000, the Company sold substantially all assets of its Australian subsidiary, resulting in a net loss of $0.2 million.

    Interest expense  For the three months ended March 31, 2001 and 2000, Chiron recognized interest expense of $0.4 million and $5.0 million, respectively. The decrease in interest expense in 2001 as compared with 2000 primarily was due to the conversions of $253.8 million of the 1.90% convertible debentures to common stock in October 2000 and $98.4 million of the 5.25% convertible debentures to common stock in May 2000.

    Other income, net  Other income, net, primarily consisted of interest income on the Company's cash and investment balances and other non-operating gains and losses. For the three months ended March 31, 2001 and 2000, Chiron recognized interest income of $13.4 million and $21.7 million, respectively. The decrease in interest income in 2001 as compared with 2000 primarily was due to lower average cash and investment balances following the $720.7 million cash payment to purchase PathoGenesis in September 2000 and lower average interest rates. Due to the $720.7 million cash payment to purchase PathoGenesis and the declining interest rates, the Company does not expect interest income in following periods to be commensurate with 2000.

    In connection with its research and development collaborations, the Company may invest in equity securities of its collaborative partners. The price of these securities is subject to significant volatility. The Company performs periodic reviews for temporary or other than temporary impairment of its equity securities and records adjustments to the carrying values of those securities accordingly. For both of the three months ended March 31, 2001 and 2000, Chiron did not recognize any losses attributable to the other-than-temporary impairment of certain of these equity securities. For the three months ended March 31, 2000, Chiron recognized gains of $0.8 million related to the sale of certain equity securities.

    On December 31, 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. ("GIV"), a distribution business, to Henry Schein, Inc. and received payment in full of certain advances made by the Company to GIV. The agreement also provided for Chiron to receive additional payments, calculated as a pre-determined percentage of Henry Schein, Inc.'s gross profit, through 2003. For the three months ended March 31, 2001 and 2000, the Company received $2.5 million and $1.2 million, respectively.

    The Company hedged a portion of its exposure to the British pound in 2000 related to Menjugate™ sales. For the three months ended March 31, 2000, the Company recognized an unrealized holding gain of $4.1 million related to this hedge.

    Effective January 1, 2001, the Company implemented SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the underlying exposure affects earnings. Ineffective portions of the changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the underlying exposure are recognized in earnings. Prior to placement of the fair value hedge, changes in the fair value of the underlying exposure are recognized in other comprehensive income. For derivative instruments not designated as hedges under SFAS 133, changes in their fair values are recognized currently in earnings.

    On January 1, 2001, the Company had several equity forward sales contracts, which were classified as fair value hedges under SFAS 133. Under SFAS 133, the change in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness and, accordingly, recognized in earnings along with any hedge ineffectiveness. Prior to the implementation of SFAS 133, the Company had been recognizing in earnings the interest stream on the contracts pursuant to SFAS 80. The Company determined that the difference between the change in the fair value of the contracts (SFAS 133) and the interest stream (SFAS 80) was not material and, therefore, did not record a cumulative adjustment related to the implementation of SFAS 133.

    The Company periodically evaluates the recoverability of its goodwill by comparing the projected undiscounted net cash flows associated with such goodwill against its respective carrying value. If the carrying value exceeds the projected undiscounted net cash flows, the Company would record a charge to operations to reduce the carrying value to the fair value. The Company did not record any such charge for the three months ended March 31, 2001 and 2000.

    As circumstances dictate, the Company evaluates the recoverability of its other intangible and long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. If the carrying value exceeds the projected undiscounted net cash flows, the Company would record a charge to operations to reduce the carrying value to the fair value. The Company did not record any such charge for the three months ended March 31, 2001 and 2000.

    Income taxes  The effective tax rate for 2001 is estimated to be approximately 33.5% of pretax income from continuing operations, which reflects the amortization of goodwill and acquired identifiable intangible assets related to the PathoGenesis acquisition. The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three months ended March 31, 2000 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 31.0%.

    The annual reported effective tax rate for 2000 was 84.4% of pretax income from continuing operations and reflected the write-off of purchased in-process technologies and amortization expense on goodwill and acquired identifiable intangible assets related to the PathoGenesis acquisition.

    Discontinued operations  In a strategic effort to focus on its core businesses of Biopharmaceuticals, Vaccines and Blood Testing, the Company completed the sale of Chiron Diagnostics and Chiron Vision in

1998 and 1997, respectively. The "Gain on disposal of discontinued operations" consisted of the following (in thousands):

Three Months Ended March 31, 2000
Other	$245
Income tax provision	(93)

$152

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

    Chiron Vision  On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to B&L for approximately $300.0 million in cash, subject to certain post-closing adjustments. Under the terms of the B&L Agreement, the Company has provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify B&L against certain potential claims. For both the three months ended March 31, 2001 and 2000, none of these contractual obligations expired unused.

    The Company retained certain Chiron Vision assets, including certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million, upon the completion of the sale. As of both March 31, 2001and December 31, 2000, the remaining real estate assets amounted to $1.9 million. In April 2001, the Company sold these real estate assets and anticipates that it will recognize a net gain on the sale of these assets in the second quarter 2001.

New Accounting Standard

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

Liquidity and Capital Resources

    Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings and issuance of common stock. Chiron's cash and investments in marketable debt securities, which totaled $869.1 million at March 31, 2001, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions of high credit standing. By policy, the amount of credit exposure to any one institution is limited; however, these investments are generally not collateralized and primarily mature within three years.

    Sources and uses of cash  Chiron had cash and cash equivalents of $218.3 million and $380.3 million at March 31, 2001 and 2000, respectively.

    Operating activities  For the three months ended March 31, 2001, net cash provided by operating activities was $48.8 million as compared with $15.5 million for the three months ended March 31, 2000. The increase in cash provided by operating activities largely was due to lower accounts receivable. The decrease in accounts receivable was driven by the timing of shipments. In the first quarter 2000, approximately $60.4 million of Menjugate™ was shipped in March 2000, whereas Menjugate™ shipments occurred earlier in the first quarter 2001.

    Unutilized net operating loss carryforwards and federal business credits attributed to the acquisition of PathoGenesis amounted to approximately $105.2 million and $6.0 million, respectively, and are available to offset future domestic taxable income through 2007. As a result, the Company does not expect tax payments in following years to be commensurate with those in 2000. The actual utilization of the net operating loss carryforwards is restricted pursuant to section 382 of the Internal Revenue Code.

    The Company anticipates that research and development expenditures in 2001 will increase due to the research and development activities that resulted from the acquisition of PathoGenesis in September 2000. Net cash from operating activities will fund these research and development activities.

    Investing activities  For the three months ended March 31, 2001, net cash provided by investing activities consisted of proceeds from the sale and maturity of investments in marketable debt securities of $273.0 million, proceeds from the sale of assets of $4.9 million, proceeds from the sale of equity securities and interests in affiliated companies of $2.5 million and other sources of cash of $5.5 million. Cash provided by investing activities was offset by purchases of investments in marketable debt securities of $243.7 million, capital expenditures of $12.3 million, purchases of equity investments of $3.9 million and cash paid for acquisition costs related to the acquisition of PathoGenesis of $0.5 million. In January 2001, the Company sold various assets of its San Diego facility for $4.9 million in cash. The purchases of equity securities and interests in affiliated companies consisted of a $3.9 million capital contribution under a limited partnership agreement. Under the limited partnership agreement, the Company will pay $25.0 million over five years, of which $10.8 million was paid through March 31, 2001, for an ownership percentage of 23.25% and is accounting for the investment under the equity method of accounting.

    For the three months ended March 31, 2000, net cash provided by investing activities consisted of proceeds from the sale and maturity of investments in marketable debt securities of $652.0 million, proceeds from the sale of equity securities and interests in affiliated companies of $3.1 million, proceeds from the sale of assets of $1.0 million and other sources of cash of $6.8 million. Cash provided by investing activities was offset by purchases of investments in marketable debt securities of $500.7 million and capital expenditures of $11.7 million.

    In February 2001, the Company's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of two buildings and a parking structure in Emeryville, California. The Company currently is negotiating design and construction services and evaluating various financing alternatives for this capital expansion project.

    Under the April 2001 agreement with Rhein Biotech and GCVC (see "Results of Operations—Vaccines—Research and Development" above), Chiron committed approximately $22.6 million, primarily for the expansion of its Italian manufacturing facilities, which is scheduled to begin in the second quarter 2001 and continue through 2008. The Company currently is evaluating various financing alternatives to fund this expansion.

    Financing activities  For the three months ended March 31, 2001, net cash used in financing activities consisted of $37.2 million for the acquisition of treasury stock and $1.1 million related to the repayment of debt. Cash used in financing activities was offset by $12.5 million in proceeds from the reissuance of treasury stock, primarily related to stock option exercises and employee stock purchases, $2.6 million in proceeds from put options and $0.2 million in proceeds related to short-term borrowings.

    The Company's Board of Directors authorized the repurchase of Chiron common stock on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. In February 2001, the Board of Directors approved a 5.0 million share increase. The Board has authorized such repurchases through February 28, 2002. As of March 31, 2001, the Company may repurchase up to an additional 7.7 million shares of its common stock. In January 2001, the Company initiated a put option program to support its ongoing stock repurchase program. Under this program, the Company entered into a contract with a third party to sell put options on Chiron stock, entitling the holder to sell to the Company 0.5 million shares at $44.95 per share on April 19, 2001. In connection with the sale, the Company collected a $2.6 million premium. On April 19, 2001, Chiron's closing stock price was $47.02. Since the closing stock price was above the stipulated $44.95, the third party elected not to exercise the options.

    For the three months ended March 31, 2000, net cash used in financing activities consisted of $114.3 million related to the acquisition of treasury stock, $67.9 million related to the repayment of debt, including the note owed to Novartis, and $6.3 million related to short-term borrowings. Cash used in financing activities was offset by $39.0 million in proceeds from the reissuance of treasury stock primarily related to stock option exercises and employee stock purchases.

    The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

    Borrowing arrangements  Under a revolving, committed, uncollateralized credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at March 31, 2001 and December 31, 2000. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of Chiron obligations that Novartis would guarantee from $725.0 million to $702.5 million.

    Chiron also has uncommitted credit facilities available outside the U.S. One facility is maintained for Chiron's Italian subsidiary and allows for total borrowings of $60.2 million, which includes a $50.0 million U.S. Dollar denominated portion and a 12.9 million Euro denominated portion ($10.2 million). There were no outstanding borrowings under this facility at March 31, 2001. At December 31, 2000, $0.1 million was outstanding under this facility. Another facility, which was established in 2000, is maintained for Chiron's 51%-owned Indian subsidiary and allows for total borrowings of 200 million Indian Rupee ($4.3 million). At March 31, 2001 and December 31, 2000, $1.4 million and $1.1 million, respectively, were outstanding under this facility.

Euro Conversion

    On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The legacy currencies will remain as legal tender in the member countries as denominations of the Euro between January 1, 1999 and January 1, 2002. The Euro is currently traded on currency exchanges and can be used in business transactions. The Company believes that its financial systems are Euro-ready in all material respects and has completed system upgrades to assist in its Euro-readiness effort. The cost of the upgrades was not material to the Company's results of operations and financial position. The Euro conversion may have competitive implications on the Company's pricing strategies. The Company is still in the process of evaluating the effect, if any, that the Euro may have on its product pricing and gross profit percentages.

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

Regulatory Approvals

    The Company is required to obtain and maintain regulatory approval in order to market most of its products. Generally, these approvals are on a product-by-product and country-by-country basis, and, in the case of therapeutic products, a separate approval is required for each therapeutic indication. See Part I, Item 1. "Business-Government Regulation" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies.

Manufacturing

    Most of the Company's products are biologics. Manufacturing biologic products is complex. Unlike chemical pharmaceuticals, a biologic product generally cannot be sufficiently characterized (in terms of its physical and chemical properties) to rely on assaying of the finished product alone to ensure that the product will perform in the intended manner. Accordingly, it is essential to be able to both validate and control the manufacturing process: that is, to show that the process works and that the product is made strictly and consistently in compliance with that process. Slight deviations anywhere in the manufacturing process, including quality control, labeling and packaging, may result in unacceptable changes in the products that may result in lot failures or product recalls. Manufacturing processes which are used to produce the (smaller) quantities of material needed for research and development purposes may not be successfully scaled up to allow production of commercial quantities at reasonable cost or at all. All of these difficulties are compounded when dealing with novel biologic products that require novel manufacturing processes. Accordingly, manufacturing is subject to extensive government regulation. Even minor changes in the manufacturing process require regulatory approval, which, in turn, may require further clinical studies.

    Specific to the Company's new product, TOBI® (tobramycin solution for inhalation), the Company relies on others to supply raw materials and to manufacture TOBI® according to regulatory requirements. Although Chiron believes either one of its two suppliers of bulk powdered tobramycin will be able to supply sufficient quantities to meet its current needs, Chiron has not entered into long-term supply contracts with the suppliers. Rather, the Company has an agreement for the formulation and packaging of TOBI® for a minimum term of 10 years. There can be no assurance that Chiron will be able to obtain future supplies of bulk tobramycin on favorable terms, that contract manufacturers will be able to provide sufficient quantities of TOBI® or that the products supplied will meet specifications.

    In addition, any prolonged interruption in the operations of Chiron's or its contractors' manufacturing facilities could result in cancellations of shipments. A number of factors could cause interruptions, including equipment malfunctions or failures, damage to a facility due to natural disasters or suspension of power supplied to these facilities arising out of regional power shortages. Difficulties or delays in Chiron's or its contractors' manufacturing of existing or new products could increase costs and cause loss of revenue or market share.

Patents Held By Third Parties May Delay or Prevent Commercialization

    Third parties, including competitors, have patents and patent applications in the U.S. and other significant markets that may be useful or necessary for the manufacture, use or sale of certain of the Company's products and products in development. It is likely that third parties will obtain other such patents in the future. Certain of these patents may be sufficiently broad to prevent or delay Chiron from manufacturing or marketing products important to the Company's current and future business. The scope, validity and enforceability of such patents, if granted, the extent to which Chiron may wish or need to obtain licenses to such patents, and the cost and availability of such licenses cannot be accurately predicted. If Chiron does not obtain such licenses, products may be withdrawn from the market or delays could be encountered in market introduction while an attempt is made to design around such patents. Alternatively, Chiron could find that the development, manufacture or sale of such products is foreclosed. Chiron could also incur substantial costs in licensing or challenging the validity and scope of such patents.

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

Interest Rate and Foreign Currency Exchange Rate Fluctuations

    The Company has significant cash balances and short-term investments. The Company's financial results, therefore, are sensitive to interest rate fluctuations in the U.S. In addition, the Company sells products in many countries throughout the world, and its financial results could be significantly affected by fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets.

Corporate Partners

    An important part of the Company's business strategy depends upon collaborations with third parties, including research collaborations and joint efforts to develop and commercialize new products. As circumstances change, the Company and its corporate partners may develop conflicting priorities or other conflicts of interest. The Company may experience significant delays and incur significant expenses in resolving these conflicts and may not be able to resolve these matters on acceptable terms. Even without conflicts of interest, the parties may differ in their views as to how best to realize the value associated with a current product or a product in development. In some cases, the corporate partner may have responsibility for formulating and implementing key strategic or operational plans. In addition, merger and acquisition activity within the biotechnology industry may affect the Company's corporate partners, causing them to reprioritize their efforts related to the research collaborations and other joint efforts with the Company. Decisions by corporate partners on key clinical, regulatory, marketing (including pricing), inventory management and other issues may prevent successful commercialization of the product or otherwise impact the Company's profitability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Market risk management  The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and fair value of equity securities held. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company's market risk exposures as they relate to interest rates, equity securities and counterparties through the first quarter 2001.

    In February and March 2001, the Company purchased put options ("currency options") to hedge anticipated currency exposures related to Euro-denominated revenues. At March 31, 2001, these exposures amounted to $39.9 million and were offset by currency options with a notional value of $32.6 million (fair value of $1.1 million). Based on exposures as of March 31, 2001, a 10% adverse movement against the Company's portfolio of anticipated exposures and hedge contracts would result in a loss of approximately $1.6 million. A 10% movement in the value of the dollar versus the Company's portfolio of anticipated exposures has not occurred in the last 12 quarters. The Company had no currency options outstanding at December 31, 2000.

    For further discussion of the Company's market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II

Item 1. Legal Proceedings

    The Company is party to certain lawsuits and legal proceedings, which are described in Part I, Item 3., "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report on Form 10-K.

Cystic Fibrosis Pharmacy

    In May 2000, PathoGenesis Corporation ("PathoGenesis") initiated an action against Cystic Fibrosis Pharmacy, Inc. ("CF Pharmacy") in the United States District Court For The Middle District Of Florida, Orlando Division. PathoGenesis asserted that CF Pharmacy's advertising and sale of an inhaled antibiotic infringes PathoGenesis' U.S. Patent No. 5,508,269 (the "'269 patent"). PathoGenesis sought injunctive relief and damages. CF Pharmacy filed a counterclaim seeking a declaratory judgment of invalidity regarding the '269 patent. In September 2000, the court entered a consent order enjoining CF Pharmacy from advertising, compounding or selling the aerosol formulation alleged to infringe the '269 patent or use any imitation of the TOBI® trademark until further order of the court. On February 1, 2001, the dispute was settled by agreement of the parties. Among the settlement provisions, CF Pharmacy acknowledged the validity and enforceability of the '269 patent, agreed not to infringe the '269 patent, and agreed to certain restrictions on future advertising. A Consent Order and Final Judgment setting forth these terms of settlement was entered by the court on April 11, 2001.

Dade Behring Marburg GmbH and Dade Behring S.p.A.

    On January 30, 2001, Dade Behring Marburg GmbH and Dade Behring S.p.A. (collectively, "Dade Behring") filed suit in the Court of Milan against Chiron regarding Chiron's European Patent No. 0 181 150 (the "'150 patent") relating to HIV technology. Dade Behring seeks a declaration that the Enzygnost® HIV 1/2 plus immunoassay kit does not infringe the Italian and other national counterparts to the '150 patent, and to nullify the Italian portion of the '150 patent. On April 11, 2001, Chiron denied Dade Behring's allegations and filed a counterclaim seeking a declaration of infringement of the Italian portion of the '150 patent by the Enzygnost® HIV 1/2 plus kit and related damages. It is not known when nor on what basis this matter will be resolved.

F. Hoffman La-Roche A.G.

    Chiron has been involved in certain previously reported litigation in the United States, Italy, Japan, the Netherlands, Belgium, Germany and Australia with F. Hoffman La-Roche AG and several of its affiliated companies (collectively, "Roche") concerning infringement and/or validity of certain Chiron patents related to HCV and HIV technology. In October 2000, Chiron and Roche resolved all pending litigation between them regarding HCV and HIV nucleic acid technology. Among the settlement provisions, Chiron granted Roche licenses to manufacture and sell HCV and HIV nucleic acid clinical diagnostic tests. Chiron also agreed to license Roche for a limited time period to sell HCV and HIV nucleic acid tests for blood screening.

    The above agreement does not resolve the disputes between Chiron and Roche in the field of immunoassay technology for HCV. In connection therewith, Roche initiated two nullity actions against Chiron's German HCV national patents (the "'104, '524 and '527 patents"), and the European '931 patent in the German Federal Patent Court ("Bundespatentgericht") in December 2000. In January 2001, the Bundespatentgericht divided the German patent suit into three individual actions.

    In July 2000, Chiron initiated an action against Roche Diagnostics GmbH in the German Federal Court ("Landgericht") in Dusseldorf, asserting that Roche's manufacture and sale of products regarding

HCV immunoassay technology infringe Chiron's German Patent Nos. DD 298 527 (the "'527 patent"), DD 298 524 (the "'524 patent"), DD 287 104 (the "'104 patent"), DD 297 446 (the "'446 patent") and Chiron's European Patent No. EP 0 450 931 (the "'931 patent"). The Landgericht subsequently separated the matter into five individual actions. Oral hearings are currently scheduled for October 2001.

    In July 2000, Chiron initiated action against Roche Diagnostics GmbH and related foreign entities in the German Administrative Court ("Verwaltungsgericht") in Karlsruhe, asserting that Roche's manufacture and sale of HCV immunoassay products in various European countries infringe the '931 patent. Over Roche's objections, the action was referred to the District Court of Mannheim in March 2001.

    It is not known when nor on what basis the remaining matters will be resolved.

Gen-Probe Incorporated

    In February 2001, Gen-Probe Incorporated ("Gen-Probe") filed a demand for arbitration alleging Chiron breached certain of the terms of their June 1998 collaboration agreement regarding nucleic acid tests used for blood screening. Gen-Probe seeks various declarations of the parties' rights under the agreement and compensatory damages. Chiron has answered the demand denying that it is in breach and asserting certain cross claims against Gen-Probe. It is not known when nor on what basis this matter will be resolved.

Sorin Biomedica/Snia

    In June 1994, Sorin Biomedica S.p.A. ("Sorin") filed a lawsuit with the Court of Milan, Italy against Chiron and Ortho Diagnostic Systems S.p.A. seeking a declaration of nullity and non-infringement of the Italian counterpart to Chiron's European Patent 0 318 216 (the "'216 patent") claiming HCV immunodiagnostic technology. Chiron denied Sorin's allegations and filed a counterclaim seeking a declaration of infringement. In February 1997, the Court enjoined Sorin from manufacturing or selling HCV immunoassay kits in Italy. After Sorin made further objections, the Court ruled in October 1999 that certain '216 patent claims were valid and that Sorin's HCV immunoassay infringed the '216 patent. In June 2000 the European Patent Office Technical Board Of Appeals upheld the validity of the '216 patent in an amended form which deleted claims that Chiron alleged to have been infringed by Sorin. In December 2000, Snia S.p.A., Sorin's parent company, filed an appeal in the Court of Milan asking the Court to declare the Italian portion of the '216 patent null and void and to award Snia damages. On March 14, 2001, Chiron denied Snia's allegations and asked the Court to dismiss the case. It is not known when nor on what basis this matter will be resolved.

Washington Research Foundation

    In March 2001, the Washington Research Foundation ("WRF") filed a demand for arbitration with the American Arbitration Association alleging Chiron breached the terms of a February 1989 license agreement regarding patents claiming recombinant yeast expression production technology jointly held by WRF and Genentech, Inc. ("Genentech"), and that the license agreement is therefore terminated. WRF seeks either a judgment declaring the license agreement terminated and royalty damages accrued up to the alleged termination date, or in the case that the license agreement is held not to have terminated, royalty damages accrued up to the judgment date. On April 30, 2001, Chiron responded to the arbitration demand, denying that it is in breach of the license, and Chiron also filed suit against WRF and Genentech in the United States District Court for the Northern District of California seeking to have the underlying WRF and Genentech U.S. patents declared invalid. It is not known when nor on what basis this matter will be resolved.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Exhibit
3.01	Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on August 17, 1987, incorporated by reference to Exhibit 3.01 of the Registrant's report on Form 10-K for fiscal year 1996.
3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to Exhibit 3.02 of the Registrant's report on Form 10-K for fiscal year 1996.
3.03	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of the Registrant's report on Form 10-Q for the period ended June 30, 1996.
3.04	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.04 to the Registrant's report on Form 10-K for fiscal year 2000.
4.01-4.04	Reserved.
10.501	Chiron 1991 Stock Option Plan, as amended and restated.*
10.512	Change-in-Control Severance Plan.*
(b)
Reports on Form 8-K

None.

*
Management contract, compensatory plan or arrangement.

CHIRON CORPORATION
March 31, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: May 9, 2001	BY:	/s/ SEÁN P. LANCE Seán P. Lance Chief Executive Officer and President; Chairman of the Board
DATE: May 9, 2001	BY:	/s/ JAMES R. SULAT James R. Sulat Vice President; Chief Financial Officer
DATE: May 9, 2001	BY:	/s/ DAVID V. SMITH David V. Smith Vice President; Controller and Principal Accounting Officer

QuickLinks

CHIRON CORPORATION TABLE OF CONTENTS
  Item 1. Financial Statements
CHIRON CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share data)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In thousands)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
CHIRON CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES