Form 10-Q
period 2001-06-30
CHIRON CORP
filed 2001-08-08
CIK 706539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

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

Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at July 31, 2001
Common Stock, $0.01 par value	189,877,772

CHIRON CORPORATION
TABLE OF CONTENTS

Item 1. Financial Statements

CHIRON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$294,705	$166,990
Short-term investments in marketable debt securities	381,099	534,621

Total cash and short-term investments	675,804	701,611
Accounts receivable, net	253,824	218,946
Current portion of notes receivable	5,679	6,179
Inventories	121,187	108,713
Current net deferred income tax asset	41,525	35,980
Derivative financial instruments	1,728	—
Other current assets	41,030	31,129

Total current assets	1,140,777	1,102,558
Noncurrent investments in marketable debt securities	544,260	149,925
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	137,658	138,981
Laboratory, production and office equipment	343,340	345,495
Leasehold improvements	85,384	87,899
Construction-in-progress	32,215	24,926

	598,597	597,301
Less accumulated depreciation and amortization	(297,688)	(284,098)

Property, plant, equipment and leasehold improvements, net	300,909	313,203
Purchased technologies, net	291,507	302,134
Goodwill, net	228,330	240,647
Other intangible assets, net	161,946	163,759
Investments in equity securities and affiliated companies	152,263	155,794
Noncurrent notes receivable	13,289	12,999
Other noncurrent assets	19,737	17,057

	$2,853,018	$2,458,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,571	$48,492
Accrued compensation and related expenses	40,513	44,972
Short-term borrowings	1,054	1,171
Current portion of long-term debt	547	1,212
Current portion of unearned revenue	41,080	48,273
Taxes payable	74,550	130,862
Derivative financial instruments	4,239	—
Other current liabilities	138,604	138,874

Total current liabilities	347,158	413,856
Long-term debt	404,978	3,039
Noncurrent net deferred income tax liability	78,126	74,921
Noncurrent unearned revenue	79,104	41,677
Other noncurrent liabilities	40,901	40,476
Minority interest	3,544	3,025

Total liabilities	953,811	576,994

Commitments and contingencies (Note 10)
Put options	20,134	—

Stockholders' equity:
Common stock	1,917	1,917
Additional paid-in capital	2,418,857	2,418,032
Deferred stock compensation	(18,786)	(22,986)
Accumulated deficit	(397,464)	(438,967)
Accumulated other comprehensive income (loss)	(34,540)	17,497
Treasury stock, at cost (1,939,000 shares at June 30, 2001 and 2,183,000 shares at December 31, 2000)	(90,911)	(94,411)

Total stockholders' equity	1,879,073	1,881,082

	$2,853,018	$2,458,076

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Product sales, net	$173,666	$161,021	$342,506	$318,627
Equity in earnings of unconsolidated joint businesses	22,256	22,404	37,881	38,122
Collaborative agreement revenues	11,970	7,301	21,031	14,095
Royalty and license fee revenues	40,969	36,962	103,145	67,951
Other revenues	12,340	13,167	16,229	18,805

Total revenues	261,201	240,855	520,792	457,600

Operating expenses:
Cost of sales	63,629	48,279	118,559	99,530
Research and development	84,645	71,178	169,377	142,168
Selling, general and administrative	60,882	46,286	119,685	97,197
Amortization expense	11,338	2,049	22,885	4,173
Restructuring and reorganization charge reversals (Note 5)	—	(76)	—	(447)
Other operating expenses	6,093	4,127	8,276	6,825

Total operating expenses	226,587	171,843	438,782	349,446

Income from operations	34,614	69,012	82,010	108,154
Gain (loss) on sale of assets	—	—	2,426	(224)
Interest expense	(865)	(4,333)	(1,263)	(9,359)
Other income, net	14,171	18,610	32,227	43,080
Minority interest	(323)	(200)	(542)	(401)

Income from continuing operations before income taxes	47,597	83,089	114,858	141,250
Provision for income taxes	13,653	25,677	36,171	43,754

Income from continuing operations	33,944	57,412	78,687	97,496
Gain on disposal of discontinued operations (Note 3)	3,653	2,190	3,653	2,342

Net income	$37,597	$59,602	$82,340	$99,838

Basic earnings per share (Note 2):
Income from continuing operations	$0.18	$0.32	$0.41	$0.54

Net income	$0.20	$0.33	$0.43	$0.55

Diluted earnings per share (Note 2):
Income from continuing operations	$0.17	$0.30	$0.40	$0.51

Net income	$0.19	$0.31	$0.42	$0.52

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income	$37,597	$59,602	$82,340	$99,838

Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period, net of tax benefit of $293 and $534 for the three months ended June 30, 2001 and 2000, respectively, and $545 and $634 for the six months ended June 30, 2001 and 2000, respectively	(14,341)	295	(43,604)	(9,887)
Unrealized derivative gains from cash flow hedges:
Net unrealized derivative gains from cash flow hedges arising during the period, net of tax provision of $240 and $417 for the three and six months ended June 30, 2001, respectively	579	—	895	—
Reclassification adjustment for net gains included in net income, net of tax provision of $147 for each of the three and six months ended June 30, 2001	(234)	—	(234)	—

Net unrealized derivative gains from cash flow hedges	345	—	661	—
Unrealized gains (losses) from investments:
Net unrealized holding gains (losses) arising during the period, net of tax (provision) benefit of $(8,591) and $(8,661) for the three months ended June 30, 2001 and 2000, respectively, and $3,401 and $(22,266) for the six months ended June 30, 2001 and 2000, respectively	6,479	14,132	(4,893)	36,330
Reclassification adjustment for net gains included in net income, net of tax provision of $2,394 and $60 for the three months ended June 30, 2001 and 2000, respectively, and $2,651 and $60 for the six months ended June 30, 2001 and 2000, respectively	(3,744)	(98)	(4,201)	(98)

Net unrealized gains (losses) from investments	2,735	14,034	(9,094)	36,232

Other comprehensive income (loss)	(11,261)	14,329	(52,037)	26,345

Comprehensive income	$26,336	$73,931	$30,303	$126,183

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2001	2000
Net cash provided by operating activities	$15,316	$137,168

Cash flows from investing activities:
Purchases of investments in marketable debt securities	(666,098)	(2,470,807)
Proceeds from sale and maturity of investments in marketable debt securities	424,527	2,703,640
Capital expenditures	(25,829)	(21,983)
Proceeds from sale of assets	8,186	1,000
Purchases of equity securities and interests in affiliated companies	(11,144)	(8,750)
Proceeds from sale of equity securities and interests in affiliated companies	7,596	3,098
Cash paid to purchase PathoGenesis Corporation	(5,631)	—
Other, net	2,811	595

Net cash (used in) provided by investing activities	(265,582)	206,793

Cash flows from financing activities:
Net repayment of short-term borrowings	(117)	(22,413)
Repayment of debt and capital leases	(555)	(69,430)
Payments to acquire treasury stock	(63,118)	(192,343)
Proceeds from reissuance of treasury stock	35,774	49,890
Proceeds from issuance of common stock	—	920
Proceeds from issuance of Liquid Yield Option Notes	401,829	—
Proceeds from put options	4,168	—

Net cash provided by (used in) financing activities	377,981	(233,376)

Net increase in cash and cash equivalents	127,715	110,585
Cash and cash equivalents at beginning of the period	166,990	363,865

Cash and cash equivalents at end of the period	$294,705	$474,450

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of this statement.

CHIRON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

Basis of Presentation

    The information presented in the Condensed Consolidated Financial Statements at June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, is unaudited but includes all normal recurring adjustments, which the management of Chiron Corporation ("Chiron" or the "Company") believes to be necessary for fair presentation of the periods presented.

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

    In 2001, the Company became a limited partner of Forward Venture IV, L.P. The Company will pay $15.0 million over ten years, of which $4.3 million was paid through June 30, 2001, for a 6.35% ownership percentage. In 2000, the Company became a limited partner of Burrill Biotechnology Capital Fund, L.P. The Company will pay $25.0 million over five years, of which $10.8 million was paid through June 30, 2001, for a 23.19% ownership percentage. The Company accounts for both investments under the equity method of accounting pursuant to EITF Topic No. D-46 "Accounting for Limited Partnership Investments."

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

    Related to the acquisition of PathoGenesis on September 21, 2000, the Company allocated the purchase price based on the estimated fair values of the assets acquired and liabilities assumed. Through June 30, 2001, the Company recorded a purchase price adjustment resulting from (i) a final reconciliation of PathoGenesis registered shares of common stock, (ii) the true-up of severance, employee relocation, leasing and legal costs to amounts actually paid and (iii) the related deferred tax effects, the total of which resulted in a $1.3 million increase to the purchase price and a $0.1 million increase to goodwill. For the six months ended June 30, 2001, this adjustment had no material impact on amortization expense or earnings per share.

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

    In the second quarter of 2001, the Company reclassified $28.0 million and $32.1 million as of June 30, 2001 and December 31, 2000, respectively, from "Other intangible assets, net" to "Goodwill, net." The reclassification represented the goodwill, net of accumulated amortization, related to the Company's acquisition of a 49% interest and a 51% interest in Chiron Behring in 1996 and 1998, respectively.

Inventories

    Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventories consisted of the following (in thousands):

	June 30, 2001	December 31, 2000
Finished goods	$21,062	$25,590
Work-in-process	70,230	57,754
Raw materials	29,895	25,369

	$121,187	$108,713

Derivative Financial Instruments

    Effective January 1, 2001, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, which establishes accounting and reporting standards for derivatives and hedging activities. All derivatives are required to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are accounted for depending upon the exposure being hedged and whether the derivatives qualify and are designated for hedge accounting.

    The Company uses various derivatives, such as foreign currency option contracts ("currency options") and forward foreign currency contracts ("currency forwards"), to reduce foreign exchange risks. The Company also uses forward sales contracts ("equity forwards") to reduce equity securities risk. Derivatives are not used for trading or speculative purposes. The Company's control environment includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency hedging activities. Counterparties to the Company's hedging agreements are major financial institutions. These hedging agreements are generally not collateralized. The Company manages the risk of counterparty default on its derivatives through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. Chiron has not experienced any losses due to counterparty default.

  Foreign Currency Hedging

    A significant portion of the Company's operations consists of manufacturing and sales activities in western European countries. As a result, the Company's financial results may be affected by changes in the foreign currency exchange rates of those related countries.

    Chiron may selectively hedge anticipated currency exposures by purchasing currency options, which are designated as cash flow hedges under SFAS 133 and typically expire within twelve months. Changes in the fair value of currency options are recorded in "Other comprehensive income" and are recognized in earnings when the forecasted transaction occurs. When currency options expire, any amounts recorded in "Other comprehensive income" are reclassified to earnings.

    The Company also uses currency forwards to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in nonfunctional currencies. These derivatives are not designated as hedges under SFAS 133. Changes in the fair value of currency forwards are recognized currently in earnings. Changes in the fair value of currency forwards are offset largely by changes upon remeasurement of the underlying assets and liabilities. Typically, these contracts have maturities of three months or less.

  Equity Securities Hedging

    The Company has exposure to equity price risk because of its investments in equity securities. Generally, the Company obtains these securities through its collaboration agreements with other pharmaceutical and biotechnology partners. Changes in share prices affect the value of Chiron's equity portfolio.

    The Company selectively enters into equity forwards, which are designated as fair value hedges under SFAS 133 and typically expire within two to four years. At the inception of the hedge, the difference between the cost and the fair value of the equity investment remains in "Other comprehensive income." Subsequent changes in the fair value of the equity forwards and the underlying equity investment are recognized in earnings. When equity forwards mature and the underlying equity investment is sold, any amounts recorded in "Other comprehensive income" related to the underlying equity investment are reclassified to earnings.

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

Income Taxes

    The effective tax rate for 2001 is estimated to be approximately 31.4% of pretax income from continuing operations, which reflects the amortization of goodwill and acquired identifiable intangible assets related to the PathoGenesis acquisition. The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three and six months ended June 30, 2000 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 31.0%.

    The annual reported effective tax rate for 2000 was 84.4% of pretax income from continuing operations and reflected the write-off of purchased in-process technologies and amortization expense on goodwill and acquired identifiable intangible assets related to the PathoGenesis acquisition.

Put Options

    Proceeds from sales of put options, which allow for net-cash, net-share or physical settlement, are recorded in stockholders' equity and an amount equal to the redemption price of the common stock is reclassified from permanent equity to temporary equity. If a put option is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the put option during the period it was classified as equity is recorded in stockholders' equity. The Company reassesses the classification of its put options on a quarterly basis. If a put option is settled in net cash or net shares, the amount reported in temporary equity is transferred and reported as an addition to permanent equity.

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

    In June 2001, the Company entered into another contract with a third party to sell put options on Chiron stock, entitling the holder to sell to the Company 0.4 million shares at $50.34 per share on September 19, 2001. In connection with the sale, the Company collected a $1.5 million premium, which was recorded in "Additional paid-in capital" in the Condensed Consolidated Balance Sheets. The amount of the Company's obligation to repurchase such shares upon exercise of the outstanding put options, totaling $20.1 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Company's Condensed Consolidated Balance Sheets at June 30, 2001.

Treasury Stock

    Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to "Additional paid-in capital." Losses on reissuance of treasury stock are charged to "Additional paid-in capital" to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to "Accumulated deficit." The Company charged losses of $25.1 million and $40.8 million for the three and six months ended June 30, 2001, respectively, and $39.5 million and $88.5 million for the three and six months ended June 30, 2000, respectively, to "Accumulated deficit" in the Condensed Consolidated Balance Sheets.

Note 2—Earnings Per Share

    Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options, warrants and equivalents, which are included under the treasury-stock method; (ii) performance units to the extent that dilutive shares are assumed issuable; (iii) the assumed exercise of outstanding put options, which are included under the reverse treasury-stock method; and (iv) convertible notes and debentures, which are included under the if-converted method. Due to rounding, quarterly amounts may not sum fully to yearly amounts.

    The following table sets forth the computations for basic and diluted earnings per share on income from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Income (Numerator):
Income from continuing operations available to common stockholders	$33,944	$57,412	$78,687	$97,496
Plus: Interest on convertible Liquid Yield Option Notes, net of taxes	351	—	351	—
Plus: Interest on 1.90% convertible debentures, net of taxes	—	1,827	—	3,657
Plus: Interest on 5.25% convertible debentures, net of taxes	—	440	—	440

Income from continuing operations available to common stockholders, plus assumed conversions	$34,295	$59,679	$79,038	$101,593

Shares (Denominator):
Weighted-average common shares outstanding	189,920	181,022	189,667	180,779
Effect of dilutive securities:
Stock options and equivalents	5,414	5,761	5,295	6,423
Warrants	437	411	430	421
Put options	16	—	12	—
Convertible Liquid Yield Option Notes	1,307	—	654	—
1.90% convertible debentures	—	8,772	—	8,778
5.25% convertible debentures	—	1,577	—	789

Weighted-average common shares outstanding, plus assumed conversions	197,094	197,543	196,058	197,190

Basic earnings per share	$0.18	$0.32	$0.41	$0.54

Diluted earnings per share	$0.17	$0.30	$0.40	$0.51

    The following table sets forth the computations for basic and diluted earnings per share on net income (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Income (Numerator):
Net income available to common stockholders	$37,597	$59,602	$82,340	$99,838
Plus: Interest on convertible Liquid Yield Option Notes, net of taxes	351	—	351	—
Plus: Interest on 1.90% convertible debentures, net of taxes	—	1,827	—	3,657
Plus: Interest on 5.25% convertible debentures, net of taxes	—	440	—	440

Net income available to common stockholders, plus assumed conversions	$37,948	$61,869	$82,691	$103,935

Shares (Denominator):
Weighted-average common shares outstanding	189,920	181,022	189,667	180,779
Effect of dilutive securities:
Stock options and equivalents	5,414	5,761	5,295	6,423
Warrants	437	411	430	421
Put options	16	—	12	—
Convertible Liquid Yield Option Notes	1,307	—	654	—
1.90% convertible debentures	—	8,772	—	8,778
5.25% convertible debentures	—	1,577	—	789

Weighted-average common shares outstanding, plus assumed conversions	197,094	197,543	196,058	197,190

Basic earnings per share	$0.20	$0.33	$0.43	$0.55

Diluted earnings per share	$0.19	$0.31	$0.42	$0.52

    For the three months ended June 30, 2001 and 2000, stock options to purchase 6.0 million and 4.4 million shares, respectively, and for the six months ended June 30, 2001 and 2000, stock options to purchase 6.3 million and 1.1 million shares, respectively, with exercise prices greater than the average market prices of common stock, were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

    As of December 31, 2000, substantially all of the 1.90% and 5.25% convertible debentures were converted into 12.0 million shares of common stock.

Note 3—Discontinued Operations

    In a strategic effort to focus on its core businesses of Biopharmaceuticals, Vaccines and Blood Testing, the Company completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. For each of the three and six months ended June 30, 2001, basic and diluted earnings per share from discontinued operations were $0.02. For each of the three and six months ended June 30, 2000, basic and diluted earnings per share from discontinued operations were $0.01.

    The "Gain on disposal of discontinued operations" consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Reversal of reserves for indemnity obligations	$1,500	$2,190	$1,500	$2,190
Gain on the sale of the real estate assets	1,644	—	1,644	—
Other	—	—	—	245
Income tax benefit (provision)	509	—	509	(93)

	$3,653	$2,190	$3,653	$2,342

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

    In connection with the sale of Chiron Diagnostics, Chiron granted to Chiron Diagnostics rights under certain Chiron patents, including non-exclusive rights to patents relating to human immunodeficiency virus ("HIV") and hepatitis C virus ("HCV") for use in nucleic acid testing ("NAT") diagnostic products (excluding blood screening). In exchange for these rights, Chiron Diagnostics paid to Chiron $100.0 million, which is refundable in decreasing amounts through 2001. For the three months ended June 30, 2001 and 2000, Chiron recognized revenues of $5.0 million and $7.5 million, respectively, and for the six months ended June 30, 2001 and 2000, Chiron recognized revenues of $10.0 million and $15.0 million, respectively, which represented the portions of the $100.0 million payment that became nonrefundable during those periods. The revenues were recorded as a component of "Royalty and license fee revenues" in the Condensed Consolidated Statements of Operations. The Company anticipates recognizing the remaining revenue of $8.3 million through the fourth quarter 2001.

Chiron Vision

    On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to Bausch & Lomb ("B&L") for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a Stock Purchase Agreement (the "B&L Agreement"), dated as of October 21, 1997, between Chiron and B&L. The Company retained Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million upon the completion of the sale. Under the terms of the B&L Agreement, the Company provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify B&L against certain potential claims. In the second quarter of 2001, the Company reversed the remaining reserves of $1.5 million upon the sale of the remaining real estate assets, as discussed below. In 2000, the Company reversed approximately $2.2 million reserved for contractual obligations to indemnify B&L against certain potential claims as such obligations had expired unused. Both amounts were recorded as a component of "Gain on disposal of discontinued operations."

    For a period of three years following the completion of the sale, Chiron Vision has the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of December 31, 2000, the real estate assets of $1.9 million, which represented all of the remaining net assets of Chiron's discontinued operations, were recorded as "Other current assets" in the Condensed Consolidated Balance Sheets. In April 2001, the Company sold these remaining real estate assets and recognized a net gain on the sale of these assets of $1.6 million. This gain was recorded as a component of "Gain on disposal of discontinued operations."

Income Taxes

    In connection with the sale of Chiron Diagnostics and Chiron Vision, the Company recorded cumulative net deferred tax assets of $24.5 million and $26.5 million as of June 30, 2001 and December 31, 2000, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. The Company also recorded corresponding valuation allowances of $24.5 million and $26.5 million as of June 30, 2001 and December 31, 2000, respectively, to offset these deferred tax assets, as management does not believe that it is more likely than not that the deferred tax assets to which the valuation allowance relates will be realized. The future recognition of these deferred tax assets will be reported as a component of "Gain on disposal of discontinued operations" in the Condensed Consolidated Statements of Operations.

Note 4—Acquisition of PathoGenesis Corporation

    On September 21, 2000, Chiron acquired PathoGenesis, a company that developed and marketed drugs to treat infectious diseases, particularly serious lung infections. The acquisition was accounted for under the purchase method of accounting and included the purchase of substantially all of the outstanding shares of common stock of PathoGenesis at $38.50 per share. As discussed in Note 1, through June 30, 2001, the Company recorded a purchase price adjustment resulting from (i) a final reconciliation of PathoGenesis registered shares of common stock, (ii) the true-up of severance, employee relocation, leasing and legal costs to amounts actually paid and (iii) the related deferred tax effects, which resulted in a

$1.3 million increase to the purchase price and a $0.1 million increase to goodwill. The revised components and allocation of the purchase price consisted of the following (in thousands):

Consideration and acquisition costs:
Cash paid for common stock	$643,026
Cash paid for options on common stock	66,216
Acquisition costs paid as of June 30, 2001	20,188
Acquisition costs not yet paid as of June 30, 2001	2,398
Fair value, less intrinsic value for unvested portion, of options exchanged	3,371

Total purchase price	$735,199

Allocation of purchase price:
Assets acquired	$94,784
Write-off of purchased in-process technologies	171,600
Purchased technologies	300,600
Acquired intangible assets	53,900
Goodwill	212,174
Liabilities assumed	(23,609)
Taxes payable	(2,800)
Net deferred tax liability	(71,450)

Total purchase price	$735,199

    Outstanding options on PathoGenesis' stock were either redeemed in cash or converted into options on Chiron's stock. The difference between the fair value of all options and the intrinsic value associated with the unvested portion of those options was included as part of the purchase price.

    Acquisition costs included contractual severance and involuntary termination costs, as well as other direct acquisition costs. Approximately $13.9 million represented severance payments, assumed by the Company, to executives as dictated by their employment agreements.

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

    The following unaudited pro forma information presents the results of continuing operations of Chiron and PathoGenesis for the three and six months ended June 30, 2000 as if Chiron's acquisition of PathoGenesis had been consummated as of January 1, 2000. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results that may occur in the future. The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process technologies, which resulted directly from the transaction. The unaudited pro forma information is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000
Total revenues	$261,243	$497,536
Income from continuing operations	$47,074	$77,194
Pro forma earnings per share from continuing operations:
Basic	$0.26	$0.43
Diluted	$0.25	$0.41

    On January 1, 2002, the Company will implement SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS 142. The pro forma amounts above include amortization expense on the goodwill related to the PathoGenesis acquisition of $3.5 million and $7.1 million for the three and six months ended June 30, 2000, respectively.

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

    For the six months ended June 30, 2001, the net restructuring and reorganization activity included a charge of $0.2 million and a charge reversal of $0.2 million. The charge of $0.2 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions, of which 359 had terminated as of June 30, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

    For the six months ended June 30, 2000, the Company recorded net restructuring and reorganization charge reversals of $0.4 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the retention of 11 of the 382 positions. As described above, the Company adjusted the number of positions for elimination to 371, of which 356 had terminated as of June 30, 2000.

    Included in "Gain on disposal of discontinued operations" in the Condensed Consolidated Statements of Operations were net restructuring and reorganization charge reversals of $0.1 million for the six months ended June 30, 2000. This amount related to the restructuring of the Company's in vitro diagnostics business operations and primarily consisted of employee termination costs related to the termination of 331 employees, all of which were terminated as of December 31, 1998. The Company retained responsibility for $4.5 million of restructuring accruals upon the completion of the sale of Chiron Diagnostics to Bayer. The restructuring accruals were fully utilized as of December 31, 2000.

    The Company's restructuring and reorganization accruals are expected to be substantially settled within one to six years of accruing the related charges. As of June 30, 2001, $1.2 million and $0.9 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheets. As of December 31, 2000, $1.7 million and $1.0 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheets.

CHIRON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2001

(Unaudited)

Note 5—Restructuring and Reorganization (Continued)

    The activity in accrued restructuring and reorganization for the six months ended June 30, 2001 and 2000 is summarized as follows (in thousands):

	Accrual at December 31, 2000	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through June 30, 2001	Amount to Be Utilized In Future Periods
Employee-related costs	$1,816	$190	$—	$400	$1,606
Other facility-related costs	839	—	(190)	120	529

	$2,655	$190	$(190)	$520	$2,135

	Accrual at December 31, 1999	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through June 30, 2000	Amount to Be Utilized In Future Periods
Employee-related costs	$3,772	$—	$(607)	$(1,007)	$2,158
Other facility-related costs	1,631	160	—	(730)	1,061

	5,403	160	(607)	(1,737)	3,219
Discontinued operations	285	—	(109)	—	176

	$5,688	$160	$(716)	$(1,737)	$3,395

Note 6—Sale of San Diego Facility

   In January 2001, the Company sold various assets, with a carrying value of approximately $1.8 million, of its San Diego facility for $4.9 million in cash. The Company incurred transaction costs of approximately $0.7 million. The San Diego facility was part of the Company's biopharmaceuticals segment. The sale of the assets resulted in a net gain of $2.4 million, which was included in "Gain (loss) on sale of assets" in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2000, Chiron recognized operating expenses related to the San Diego facility of $1.9 million and $5.3 million, respectively.

Note 7—Derivative Financial Instruments

    "Derivative financial instruments" in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

June 30, 2001
Assets:
Foreign currency option contracts	$1,728

Liabilities:
Equity forward sales contracts	$2,027
Forward foreign currency contracts	2,040
Embedded derivative instrument	172

$4,239

    Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three and six months ended June 30, 2001. No cash flow or fair value hedges were derecognized or discontinued for the three and six months ended June 30, 2001.

    For cash flow hedges, derivative gains and losses included in "Other comprehensive income" are reclassified into earnings at the time the forecasted revenue is recognized. For each of the three and six months ended June 30, 2001, approximately $0.2 million of net derivative gains were reclassified into earnings. Based on currency exchange rates as of June 30, 2001, the Company estimates that $0.7 million of net derivative gains included in "Other comprehensive income" will be reclassified into earnings within the next twelve months. "Other income, net" in the Condensed Consolidated Statements of Operations for each of the three and six months ended June 30, 2001 included net losses of $0.7 million for changes in the time value of cash flow hedges.

    For fair value hedges, "Other income, net" in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 included net gains of $0.6 million and $1.5 million, respectively, for changes in the time value of fair value hedges.

    The contingent additional principal and contingent cash interest features of the LYONs are considered embedded derivatives pursuant to SFAS 133. The value of the embedded derivatives is reassessed at each balance sheet date, and any change from the prior balance sheet date is reflected currently in earnings. The change in the value of the embedded derivatives was not material for the three and six months ended June 30, 2001.

    Foreign currency transaction gains, net of the impact of hedging with forward foreign currency contracts, were $0.5 million and $1.0 million for the three and six months ended June 30, 2001, respectively.

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

    Certain other revenues and expenses, particularly Novartis research and development funding, certain royalty and license fee revenues primarily related to Chiron's HIV and HCV patents, and unallocated corporate expenses, are not viewed by management as belonging to any one reportable segment. As a result, these items have been aggregated into an "Other" segment, as permitted by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

    The accounting policies of the Company's reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items, such as restructuring and reorganization, which are shown as reconciling items in the table below.

    The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues
Biopharmaceuticals	$110,484	$83,006	$210,243	$141,097
Vaccines	87,896	102,149	173,578	223,011
Blood testing, includes equity in earnings of unconsolidated joint businesses of $22,256 and $22,404 for the three months ended June 30, 2001 and 2000, respectively, and $37,881 and $38,122 for the six months ended June 30, 2001 and 2000, respectively	42,950	35,052	77,742	61,448
Other	19,871	20,648	59,229	32,044

Total revenues	$261,201	$240,855	$520,792	$457,600

Income from continuing operations
Biopharmaceuticals	$(3,898)	$1,724	$(9,282)	$(16,524)
Vaccines	22,583	41,589	44,795	94,310
Blood testing	21,510	20,849	36,367	32,367
Other	(5,581)	4,774	10,130	(2,446)

Segment income from operations	34,614	68,936	82,010	107,707
Operating income reconciling items:
Restructuring and reorganization charge reversals	—	76	—	447

Income from operations	34,614	69,012	82,010	108,154
Gain (loss) on sale of assets	—	—	2,426	(224)
Interest expense	(865)	(4,333)	(1,263)	(9,359)
Other income, net	14,171	18,610	32,227	43,080
Minority interest	(323)	(200)	(542)	(401)

Income from continuing operations before income taxes	$47,597	$83,089	$114,858	$141,250

Note 9—Debt Obligations

    In June 2001, Chiron issued zero coupon Liquid Yield Option Notes ("LYONs") with a face value of $730.0 million and a yield to maturity of 2.0%. The LYONs are carried net of an original issue discount of $328.2 million, which is being accreted over the life of the LYONs using the effective interest method. The LYONs mature on June 12, 2031. The LYONs are uncollateralized and unsubordinated, and rank equal in right of payment to the Company's existing and future uncollateralized and unsubordinated indebtedness.

    Beginning on June 12, 2004 and continuing through June 12, 2006, the holder may receive contingent additional principal if the Company's stock price falls below the threshold specified in the indenture. The contingent additional principal will replace the original issue discount and bear an effective yield of 2.0-9.0% per year for the two-year period. After June 12, 2006, the original issue discount will continue to accrue at 2.0% per year.

    Beginning after June 12, 2006, the holder may receive contingent cash interest during any six-month period if the average market price of the LYONs is greater than or equal to the threshold specified in the indenture. The contingent cash interest in respect of any quarterly period will equal 0.0625% of the average market price of a LYON for a five trading day measurement period preceding the applicable six-month period.

    At the option of the holder, the Company may be required to redeem all or a portion of the LYONs on the following dates at the following prices:

Date	Price
June 12, 2004	$584.31
June 12, 2006	$608.04
June 12, 2011	$671.65
June 12, 2016	$741.92
June 12, 2021	$819.54
June 12, 2026	$905.29

    The redemption prices would increase for any accrued contingent additional principal and accrued original issue discount thereon.

    As an alternative to redemption, holders may convert the LYONs at any time on or before the maturity date. For each LYON converted, the holder will receive 7.1613 shares of Chiron common stock. Any accrued original discount, contingent additional principal and unpaid contingent cash interest are ineligible for conversion.

    Upon a change in control of the Company occurring on or before June 12, 2006, each holder may require the Company to purchase all or a portion of such holder's LYONs for cash at a price equal to 100% of the issue price for such LYONs plus any accrued original issue discount and contingent additional principal (and accrued original issue discount thereon) to the date of purchase. The change in control definition would allow Novartis AG to acquire beneficial ownership of up to 79.9% of the Company's common stock without triggering a change in control for purposes of the LYONs.

    Bond issuance costs amounted to approximately $9.9 million and are being amortized to interest expense on a straight-line basis, which approximated the effective interest method, over three years, which represents the period from the issue date to the put date. Bond issuance costs are recorded in "Other intangible assets, net" in the Condensed Consolidated Balance Sheets.

Note 10—Commitments and Contingencies

    In April 2001, Chiron, Rhein Biotech N.V. ("Rhein Biotech") and GreenCross Vaccine Corporation ("GCVC") entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Rhein Biotech and GCVC. Based on current estimates, Chiron's commitment is approximately 24.4 million Euro ($20.7 million at June 30, 2001), primarily for the expansion of the Company's Italian manufacturing facilities, which is scheduled to begin in the fourth quarter of 2001 and is expected to continue through 2008.

    In February 2001, the Company's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of two buildings and a parking structure in Emeryville, California. As of June 30, 2001, the Company has committed to $4.6 million in design and construction services, under which the Company has incurred costs of $1.6 million. The Company currently is negotiating the remaining design and construction services and evaluating various financing alternatives for this capital expansion project.

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

Note 11—Subsequent Event

    As a result of the acquisition of Cetus on December 12, 1991, a warrant to purchase 600,000 shares of Chiron common stock with an exercise price of $13.125 per share was outstanding. On July 30, 2001, the holder elected a cashless exercise of the warrant, for which the Company issued approximately 0.4 million shares of its common stock.

    Subject to approval by the Board of Directors, the company will provide a loan of $0.8 million to an executive officer in August 2001. The loan is non-interest bearing, is secured by a second deed of trust on real estate and will be forgiven in August 2008 so long as the officer remains an employee of the Company.

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

    The accounting policies of the Company's reportable segments are the same as those described in Note 1, "The Company and Summary of Significant Accounting Policies," in the Notes to Condensed Consolidated Financial Statements. Specifically related to collaborative agreement revenues and royalty and license fee revenues, up-front refundable fees are deferred and recognized as revenues when they become nonrefundable or when performance obligations are completed. Up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period.

    On September 21, 2000, Chiron acquired PathoGenesis Corporation ("PathoGenesis"), a company that developed and marketed drugs to treat infectious diseases, particularly serious lung infections. The Company accounted for the acquisition under the purchase method of accounting and included PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the seven business days in September 2000 were not significant to the Company's consolidated operating results. PathoGenesis is now part of the Company's biopharmaceuticals segment.

    On December 29, 1997, Chiron completed the sale of its ophthalmics business ("Chiron Vision") to Bausch & Lomb ("B&L"), and on November 30, 1998, Chiron completed the sale of its in vitro diagnostics business ("Chiron Diagnostics") to Bayer Corporation ("Bayer"). The Company's Condensed Consolidated Statements of Operations reflect the after-tax results of amounts related to Chiron Vision and Chiron Diagnostics as discontinued operations.

    Certain minor arithmetical variances between the narrative which follows and the Condensed Consolidated Financial Statements may arise due to rounding.

Results of Operations

Biopharmaceuticals

    Product sales  Biopharmaceutical product sales were $84.5 million and $60.3 million for the three months ended June 30, 2001 and 2000, respectively, and $162.6 million and $101.0 million for the six months ended June 30, 2001 and 2000, respectively. Biopharmaceutical product sales in 2001 consisted principally of Proleukin® (aldesleukin), Betaseron®, TOBI® (tobramycin solution for inhalation), PDGF and DepoCyt®. Biopharmaceutical product sales in 2000 consisted principally of Proleukin®, Betaseron® and PDGF.

    Proleukin®  Proleukin® is Chiron's brand of recombinant human interleukin-2. Proleukin® is approved in over 50 countries for the treatment of metastatic (stage IV) renal cell carcinoma and in Canada and the U.S. for the treatment of metastatic (stage IV) melanoma, for which it became the first approved therapy in more than 20 years when it was approved by the Food and Drug Administration ("FDA") in 1998. Sales of Proleukin® were $27.9 million and $36.1 million for the three months ended June 30, 2001 and 2000, respectively, and $47.4 million and $55.3 million for the six months ended June 30, 2001 and 2000, respectively. Proleukin® product sales in 2001 as compared with 2000 primarily were affected by (i) fluctuations in wholesaler inventory management practices, (ii) the increasing cost sensitivity from reimbursement authorities, particularly in Europe, and (iii) a weaker exchange rate of the Euro as compared with the U.S. dollar. The Company expects these factors to continue throughout 2001. The Company continues to pursue the use of Proleukin® for additional indications, including human immunodeficiency virus ("HIV") and other areas of oncology.

    Betaseron®  Chiron manufactures Betaseron® for sale by Berlex and its parent company, Schering AG of Germany. Betaseron® is approved for relapsing/remitting multiple sclerosis in over 60 countries, including the U.S. and the European Union, and for secondary progressive multiple sclerosis in approximately 40 countries, including the European Union, Canada, Australia and New Zealand. Chiron earns a payment for Betaseron® upon shipment to Berlex and Schering AG, and a subsequent additional payment based on a contractual percentage of sales made by Berlex and Schering AG. The Company also earns royalties on Schering AG's European sales of Betaferon® (collectively, "Betaseron® revenues").

    Betaseron® product sales were $26.9 million and $16.1 million for the three months ended June 30, 2001 and 2000, respectively, and $46.8 million and $34.7 million for the six months ended June 30, 2001 and 2000, respectively. As discussed in "Royalties and license fee revenues" below, Betaferon® royalties also increased in 2001 as compared with 2000. The increase in Betaseron® revenues in 2001 as compared with 2000 primarily was related to (i) fluctuations in Berlex and Schering AG's inventory levels and (ii) increased underlying sales to end users in Europe and the U.S. driven by increased utilization of beta interferon therapy for multiple sclerosis.

    TOBI®  Chiron obtained TOBI® as part of its acquisition of PathoGenesis on September 21, 2000. Chiron sells TOBI® directly in the U.S. and certain international markets. TOBI® was approved for cystic fibrosis lung infections by the FDA in December 1997 and was launched commercially in January 1998. In addition, TOBI® was approved in Canada in February 1999. TOBI® also cleared the mutual recognition process required for marketing in the European Union in August 2000 and was subsequently launched in several European countries. Chiron recorded TOBI® sales of $23.4 million and $55.9 million for the three and six months ended June 30, 2001, respectively. Sales of TOBI® reported by PathoGenesis were $20.2 million and $39.6 million for the three and six months ended June 30, 2000, respectively. The fluctuation was due to increased TOBI® use in the U.S. and Canada by patients with cystic fibrosis and increased TOBI® sales related to the launch in various European countries, as well as fluctuations in wholesaler inventory levels. The Company continues to pursue the use of TOBI® to treat other serious lung infections. The Company also continues to seek approval in other countries. Future TOBI® sales may be influenced by wholesaler inventory management practices and foreign currency exchange rate fluctuations.

    PDGF  Chiron manufactures PDGF for Ortho-McNeil, a J&J company. PDGF is the active ingredient in Regranex® (becaplermin) Gel, a treatment for diabetic foot ulcers. Regranex® Gel was approved by the FDA in December 1997 and was launched commercially in early 1998. Regranex® Gel was approved for use in the treatment of diabetic foot ulcers in Canada in December 1998 and Europe in March 1999. Net sales of PDGF were $2.9 million and $6.5 million for the three months ended June 30, 2001 and 2000, respectively, and $6.0 million and $7.6 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in net PDGF product sales was due to (i) a $2.9 million decrease in the product returns allowance in the second quarter 2000, based upon additional historical return information, offset by (ii) an increase in net PDGF product sales in 2001 due to the resumption of commercial shipments to Ortho-McNeil. Historically, Chiron's sales of PDGF have fluctuated based upon the inventory management practices of Ortho-McNeil.

    DepoCyt®  The Company developed DepoCyt®, a treatment for lymphomatous meningitis, in collaboration with SkyePharma. In October 1999, SkyePharma, the manufacturer of DepoCyt®, discovered and recalled two DepoCyt® lots that did not meet manufacturing specifications. The commercial supply of this product was on hold while the Company and SkyePharma worked with the FDA to resolve various issues related to the manufacture of the product. In the first quarter 2001, the FDA granted clearance for the Company and SkyePharma to recommercialize DepoCyt®. Sales of DepoCyt® were $1.3 million and $1.8 million for the three and six months ended June 30, 2001, respectively.

    The Company expects competitive pressures related to many of its biopharmaceutical products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1., "Business—Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Collaborative agreement revenues  Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. The biopharmaceuticals segment recognized collaborative agreement revenues of $6.3 million and $3.5 million for the three months ended June 30, 2001 and 2000, respectively, and $11.8 million and $6.7 million for the six months ended June 30, 2001 and 2000, respectively.

    Novartis AG  Under the terms of a November 1995 agreement with Novartis, Chiron granted Novartis a license to utilize Chiron's combinatorial chemistry techniques. In exchange for this license, Novartis agreed to pay Chiron $26.0 million over a five-year period, subject to certain adjustments. In addition, this agreement provides for research funding by Novartis, and certain up-front milestone and royalty payments, as well as product commercialization rights for both parties. In connection with this agreement, Chiron recognized collaborative agreement revenues of $0.5 million and $1.0 million for the three and six months ended June 30, 2000, respectively. This agreement expired in the fourth quarter 2000.

    In November 1996, Chiron and Novartis entered into a consent order with the Federal Trade Commission pursuant to which Chiron agreed to grant a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents related to the Herpes Simplex Virus-thymidine kinase ("HSV-tk") gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis agreed to pay Chiron up to $60.0 million over five years. In connection with this agreement, Chiron recognized collaborative agreement revenues of $2.5 million for each of the three months ended June 30, 2001 and 2000, and $5.0 million for each of the six months ended June 30, 2001 and 2000. This agreement expires in the fourth quarter 2001.

    The Company's "Other" segment also earns collaborative agreement revenues under a third Novartis agreement. See "Other—Collaborative agreement revenues" below.

    S*BIO  In the second quarter 2000, the Company invested in a Singapore-based venture, S*BIO Pte Ltd ("S*BIO"), to research and develop therapeutic, diagnostic, vaccine and antibody products. The Company also granted to S*BIO certain rights to the Company's gene expression and combinatorial chemistry technology. Under this arrangement, the Company will receive approximately $22.0 million over two years for technology transfer. For the three and six months ended June 30, 2001, the Company recognized collaborative agreement revenues of $3.0 million and $5.9 million, respectively, under this arrangement. The Company did not recognize any revenue under this arrangement for the three and six months ended June 30, 2000.

    The balance of collaborative agreement revenues recognized by the biopharmaceuticals segment consisted of various other agreements, which individually were not significant.

    Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of the Company's collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. In addition, the collaboration agreements typically provide for certain milestone payments and various royalties on future product sales if the collaborative partners commercialize a product using the Company's technology. However, there can be no assurance that the collaborative partners will meet their development objectives or commercialize a product using the Company's technology. Also, the Company's ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that new relationships will be established or that current collaborative agreement revenues will not decline.

    Royalty and license fee revenues  The biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon®, recombinant insulin and glucagon products, as well as license fees for technologies, such as hepatitis C virus ("HCV") patents, used by third parties. The biopharmaceuticals segment recognized royalty and license fee revenues of $15.8 million and $11.5 million for the three months ended June 30, 2001 and 2000, respectively, and $31.4 million and $24.2 million for the six months ended June 30, 2001 and 2000, respectively.

    Betaferon®  The Company earns royalties on Schering AG's European sales of Betaferon®. Chiron recognized $10.1 million and $9.8 million for the three months ended June 30, 2001 and 2000, respectively, and $20.0 million and $17.3 million for the six months ended June 30, 2001 and 2000, respectively, under this arrangement. As discussed in "Product sales—Betaseron®" above, the increase in 2001 as compared with 2000 primarily was related to increased utilization of beta interferon therapy, offset by a weaker exchange rate of the Euro as compared with the U.S. dollar. Betaferon® is the only product that is approved for the treatment of both relapsing/remitting and secondary progressive multiple sclerosis in Europe.

    Glaxo  In March 2000, Chiron granted to Glaxo Group Limited (now part of GlaxoSmithKline) rights under certain Chiron HCV patents, for which the Company recognized a license fee in the first quarter 2000. The Company did not recognize any revenue under this agreement for the three and six months ended June 30, 2001.

    Japan Tobacco  In January 2001, Chiron granted to Japan Tobacco, Inc. ("Japan Tobacco") rights under certain Chiron HCV patents. The agreement provides for the payment of a license fee, which was received and recognized as revenue in the first quarter 2001, and minimum annual royalties. The Company did not recognize any revenue under this agreement for the three months ended June 30, 2001.

    Zarix  In January 2001, Chiron granted to Zarix Incorporated ("Zarix") rights under Chiron's recombinant protein technology, for which the Company recognized a license and technology transfer fee in the second quarter 2001.

    Other  Chiron estimates recombinant insulin and glucagon royalty revenues based on previous period actual recombinant insulin and glucagon product sales. Chiron recognized $1.4 million for each of the three months ended June 30, 2001 and 2000, and $3.2 million and $2.9 million for the six months ended June 30, 2001 and 2000, respectively, under this arrangement.

    The balance of royalty and license fee revenues recognized by the biopharmaceuticals segment consisted of various other agreements, which individually were not significant.

    Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. In addition, Chiron estimates royalty revenues based on product sales estimates provided by the third party or previous period actual product sales. In the subsequent quarter, Chiron records an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of the third party's actual product sales for that period. Results in any one period are not necessarily indicative of results to be achieved in the future. Also, the license agreements typically provide for certain milestone payments and various royalties on future product sales if the licensees commercialize a product using the Company's technology. However, there can be no assurance that the licensees will meet their development objectives or commercialize a product using the Company's technology. In addition, the Company's ability to generate additional royalty and license fee revenues may depend, in part, on its ability to market and capitalize on its technologies. There can be no assurance that the Company will be able to do so or that future royalty and license fee revenues will not decline.

    Other revenues  The biopharmaceuticals segment recognized other revenues of $3.9 million and $7.7 million for the three months ended June 30, 2001 and 2000, respectively, and $4.4 million and $9.2 million for the six months ended June 30, 2001 and 2000, respectively.

    Contract manufacturing revenues  The biopharmaceuticals segment recognized contract manufacturing revenues of $3.5 million and $4.6 million for the three months ended June 30, 2001 and 2000, respectively, and $3.8 million and $5.8 million for the six months ended June 30, 2001 and 2000, respectively. The decrease resulted from the timing of contract manufacturing activities.

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

    Gross profit  For the three months ended June 30, 2001 and 2000, biopharmaceutical gross profit as a percentage of net product sales was 68% and 72%, respectively. The decrease in biopharmaceutical gross profit margins in the second quarter 2001 as compared with the second quarter 2000 was related to a timing difference in Betaseron® shipments, offset by a more favorable mix of biopharmaceutical product sales, including TOBI®. For the six months ended June 30, 2001 and 2000, biopharmaceutical gross profit as a percentage of net product sales was 72% and 70%, respectively. The increase in biopharmaceutical gross profit margins in year-to-date 2001 as compared with year-to-date 2000 primarily was related to a more favorable mix of biopharmaceutical product sales, including TOBI®, offset by the decrease in gross profit margins caused by the timing difference in Betaseron® shipments.

    Biopharmaceutical gross profit percentages may fluctuate significantly in future periods as the biopharmaceutical product and customer mixes change.

    Research and development  The biopharmaceuticals segment recognized research and development expenses of $65.1 million and $53.3 million for the three months ended June 30, 2001 and 2000, respectively, and $130.1 million and $105.1 million for the six months ended June 30, 2001 and 2000, respectively. The increase in research and development spending in 2001 as compared with 2000 was due to the furtherance of the Company's clinical trials related to tifacogin (recombinant Tissue Factor Pathway Inhibitor or "TFPI") for severe sepsis, Proleukin® for HIV and progress in various other development platforms, including those obtained as part of the acquisition of PathoGenesis on September 21, 2000. The increases were offset by the conclusion of the clinical trials for Fibroblast Growth Factor ("FGF") for coronary and peripheral artery diseases and a reduction in gene therapy activities with the sale of the San Diego facility in January 2001 (see "Gain (loss) on sale of assets" below).

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    Selling, general, and administrative  The biopharmaceuticals segment recognized selling, general and administrative ("SG&A") expenses of $18.4 million and $9.4 million for the three months ended June 30, 2001 and 2000, respectively, and $39.9 million and $19.8 million for the six months ended June 30, 2001 and 2000, respectively. The increase primarily was due to the acquisition of PathoGenesis, as well as increased sales and marketing costs related to the relaunch of DepoCyt® in the first quarter 2001.

Vaccines

    Product sales  Chiron sells pediatric and adult vaccines in Germany, Italy, the United Kingdom and other international markets. Certain of the Company's vaccine products, particularly its flu vaccine, are seasonal and typically have higher sales in the second half of the year. In addition, the Company expects Menjugate™ sales to continue to fluctuate as public health authorities adopt broad vaccination programs. Vaccine product sales were $74.9 million and $91.5 million for the three months ended June 30, 2001 and 2000, respectively, and $152.6 million and $201.3 million for the six months ended June 30, 2001 and 2000, respectively.

    The decrease in product sales in 2001 as compared with 2000 primarily was due to sales of Menjugate™, Chiron's conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C, which amounted to $15.6 million and $41.1 million for the three months ended June 30, 2001 and 2000, respectively, and $45.0 million and $101.5 million for the six months ended June 30, 2001 and 2000, respectively. Through the second quarter 2000, the Company shipped $101.5 million of Menjugate™ to the National Health Service ("NHS") under a tender to begin a universal vaccination program in the United Kingdom. As of July 31, 2001, the Company has orders from various countries to ship approximately $55.0 million of Menjugate™ through the first quarter 2002. The Company is exploring opportunities for additional Menjugate™ sales in other countries. Sales of all other vaccine products were $59.3 million and $50.4 million for the three months ended June 30, 2001 and 2000, respectively, and $107.6 million and $99.8 million for the six months ended June 30, 2001 and 2000, respectively. Contributing to the increase in 2001 other vaccine product sales as compared with 2000 was an increase in tick-borne encephalitis vaccine sales, attributed to regulatory problems of certain of the Company's competitors.

    The Company expects competitive pressures related to many of its vaccine products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market, including new combination vaccines., as listed in Part I, Item 1., "Business—Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Royalty and license fee revenues  The vaccines segment earns royalties on third party sales of and license fees on several products. The vaccines segment recognized royalty and license fee revenues of $5.0 million and $5.2 million for the three months ended June 30, 2001 and 2000, respectively, and $9.7 million and $11.9 million for the six months ended June 30, 2001 and 2000, respectively.

    SmithKline Beecham  An agreement with SmithKline Beecham (now part of GlaxoSmithKline) provides for royalties on sales of certain vaccine products. Under this agreement, Chiron recognized $1.1 million and $1.3 million of such royalties for the three months ended June 30, 2001 and 2000, respectively, and $2.7 million and $3.1 million of such royalties for the six months ended June 30, 2001 and 2000, respectively. The decrease in 2001 as compared with 2000 primarily was due to a decrease in GlaxoSmithKline sales due to competitive vaccine products.

    Other  Chiron recognized $3.9 million of royalty revenues on third party sales of hepatitis B virus ("HBV") vaccine products for each of the three months ended June 30, 2001 and 2000, and $7.0 million and $8.8 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in year-to-date 2001 as compared with year-to-date 2000 primarily was due to a decrease in sales of the HBV vaccine products primarily due to competitive multivalent HBV vaccine products. In addition, certain terms of one of the HBV arrangements will expire in the third quarter 2001.

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

    Other revenues  The vaccines segment recognized other revenues of $8.0 million and $5.5 million for the three months ended June 30, 2001 and 2000, respectively, and $11.3 million and $9.8 million for the six months ended June 30, 2001 and 2000, respectively.

    Commission revenues  The Company earns commission revenues on sales of HBV vaccine and immunoglobulin products. Commission revenues were $0.8 million and $2.0 million for the three months ended June 30, 2001 and 2000, respectively, and $1.6 million and $4.0 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in commission revenues in 2001 as compared with 2000 primarily was related to a decrease in sales of the HBV vaccine products due to competitive multivalent HBV vaccine products and the expiration of the immunoglobulin arrangement on December 31, 2000.

    National Institutes of Health  In the second quarter 2000, the Company entered into an agreement with the U.S. National Institutes of Health ("NIH") to advance its HIV vaccine program into human clinical trials. Under this arrangement, the Company could receive $23.2 million over five years. Under a supplemental arrangement with NIH, the Company may perform other work related to NIH's HIV vaccine program on a contract-by-contract basis. The Company recognized $5.3 million and $5.7 million for the three and six months ended June 30, 2001, respectively, under these arrangements.

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

    Gross profit  Vaccine gross profit as a percentage of net product sales was 65% and 73% for the three months ended June 30, 2001 and 2000, respectively, and 64% and 73% for the six months ended June 30, 2001 and 2000, respectively. The decrease in vaccine gross profit margins in 2001 as compared with 2000 primarily was related to comparatively lower sales of Menjugate™ in the current period, offset by a favorable mix of other vaccine product sales. The Company recorded a significantly higher gross profit on

2000 Menjugate™ sales, because a significant portion of Menjugate™ production occurred in 1999. As the Company had not received approval to market Menjugate™ as of the end of fiscal year 1999, the Company expensed manufacturing costs to research and development.

    Vaccine gross profit percentages may fluctuate significantly in future periods as the vaccine product and customer mixes change.

    Research and development  The vaccines segment recognized research and development expenses of $15.4 million and $14.0 million for the three months ended June 30, 2001 and 2000, respectively, and $30.8 million and $29.3 million for the six months ended June 30, 2001 and 2000, respectively.

    In April 2001, Chiron, Rhein Biotech N.V. ("Rhein Biotech") and GreenCross Vaccine Corporation ("GCVC") entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. Under the collaboration agreement, the Company shares the research and development expenses with Rhein Biotech and GCVC. The collaboration agreement also requires capital commitments from Chiron, Rhein Biotech and GCVC. Based on current estimates, Chiron's commitment is approximately 24.4 million Euro ($20.7 million at June 30, 2001), primarily for the expansion of the Company's Italian manufacturing facilities (see "Liquidity and Capital Resources—Sources and uses of cash" below).

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    Selling, general, and administrative  The vaccines segment recognized SG&A expenses of $20.9 million and $17.3 million for the three months ended June 30, 2001 and 2000, respectively, and $37.8 million and $35.5 million for the six months ended June 30, 2001 and 2000, respectively. The increase in SG&A expenses in 2001 as compared with 2000 primarily was due to commissions recognized under a co-marketing and co-promotion agreement with Aventis Pasteur related to Menjugate™ and Fluad™ ("AvP agreement"), offset by a weaker exchange rate of the Euro as compared with the U.S. Dollar. Under the AvP agreement, Aventis Pasteur distributes, markets and sells (co-markets) Menjugate™ under its own label in Europe, excluding the United Kingdom and Ireland, and assists the Company in marketing and sales efforts (co-promotion) related to Menjugate™ in the United Kingdom and Ireland. Aventis Pasteur similarly co-markets and co-promotes Fluad™ in Europe. For the three and six months ended June 30, 2001, co-promotion commissions to Aventis Pasteur amounted to $2.1 million and $3.4 million, respectively.

    Amortization expense  The vaccines segment recognized amortization expense of $1.7 million and $2.0 million for the three months ended June 30, 2001 and 2000, respectively, and $3.7 million and $4.1 million for the six months ended June 30, 2001 and 2000, respectively. In the second quarter 1998, Chiron acquired the remaining 51% interest in Chiron Behring from Hoechst AG and accounted for the acquisition under the purchase method of accounting (for additional information, see Note 5, "Acquisition of Chiron Behring," of the Company's Annual Report on Form 10-K for the year ended December 31, 2000). A portion of the purchase price was allocated to acquired intangible assets and goodwill, which are being amortized on a straight-line basis over the estimated useful life of each intangible asset. Acquired intangible assets included the fair value of trademarks, patents and customer lists, which are being amortized on a straight-line basis over 6 to 20 years. Goodwill is being amortized on a straight-line basis over 20 years. As circumstances dictate, Chiron evaluates the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values.

    As discussed in "New Accounting Standards" below, the Company will implement Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS 142.

Blood testing

    Product sales  The blood testing segment recognized product sales of $14.3 million and $8.9 million for the three months ended June 30, 2001 and 2000, respectively, and $27.3 million and $16.0 million for the six months ended June 30, 2001 and 2000, respectively.

    Ortho  Under the Ortho arrangement, the Company manufactures bulk reagents for immunodiagnostic products. The Company recognized product sales under this agreement of $4.0 million and $6.2 million for the three months ended June 30, 2001 and 2000, respectively, and $8.8 million and $10.4 million for the six months ended June 30, 2001 and 2000, respectively. The fluctuation between 2001 and 2000 primarily was due to the timing of manufacturing services.

    NAT  Under the collaboration agreement with Gen-Probe, Chiron and Gen-Probe are jointly participating in new assay and instrument research and development. Currently, Gen-Probe is the only manufacturer of NAT products using TMA technology. Worldwide product sales related to tests and instruments were $10.3 million and $2.7 million for the three months ended June 30, 2001 and 2000, respectively, and $18.5 million and $5.6 million for the six months ended June 30, 2001 and 2000, respectively.

    The Company has contracts with various agencies and distributors worldwide. In addition, evaluation studies are being conducted to consider the adoption of NAT for blood screening in different countries. Product revenues are recognized based on the details of each contract.

    In the U.S., the Company recognized revenues from sales of nucleic acid tests under an IND application. In the third quarter 2000, (i) the Company assumed primary account responsibility for a key U.S. customer, which resulted in increased product sales, and (ii) the Company's remaining U.S. customers renewed their agreements, with price increases, for NAT products. In January 2001, Gen-Probe completed submission of data to the FDA for the Chiron Procleix™ HIV-1/HCV assays. In July 2001, Gen-Probe received a Complete Review Letter from the FDA. Chiron is assisting Gen-Probe in addressing questions posed by the FDA. There can be no assurance as to the receipt of FDA approval or the timing of any such approval.

    Outside the U.S., the French government adopted NAT for blood screening effective July 2001. The Company recognized revenue from instrument sales to blood testing centers in France in the second quarter 2001. The Company expects to begin recognizing revenues from the commercial sales of assays and the provision of services in the third quarter 2001.

    The Company expects competitive pressures related to many of its blood testing products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1., "Business—Competition" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Equity in earnings of unconsolidated joint businesses  Chiron's share of earnings of its joint business with Ortho were $22.3 million and $22.4 million for the three months ended June 30, 2001 and 2000, respectively, and $37.9 million and $38.1 million for the six months ended June 30, 2001 and 2000, respectively.

    Collaborative agreement revenues  Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. The blood testing segment recognized collaborative agreement revenues of $2.6 million and $3.8 million for the three months ended June 30, 2001 and 2000, respectively, and $6.2 million and $7.4 million for the six months ended June 30, 2001 and 2000, respectively.

    Under the Ortho arrangement, the Company conducts research and development services related to immunodiagnostic products. The Company recognized revenues under this agreement of $2.6 million and $2.9 million for the three months ended June 30, 2001 and 2000, respectively, and $6.2 million and

$5.7 million for the six months ended June 30, 2001 and 2000, respectively. The fluctuation between 2001 and 2000 primarily was due to the timing of research services.

    The balance of collaborative agreement revenues recognized by the blood testing segment in 2000 consisted of various other agreements, which individually were not significant.

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

    In October 2000, the Company entered into three agreements with F. Hoffmann La-Roche AG and several of its affiliated companies (collectively, "Roche") related to the settlement of certain litigation in the U.S. and certain other countries. Under the blood screening agreement, Chiron earns royalties on blood donations tested with Roche's NAT products that utilize Chiron's HCV and HIV patents. Revenues under this arrangement were $3.4 million and $6.0 million for the three and six months ended June 30, 2001, respectively. The blood testing segment did not recognize any royalty and license fee revenues during 2000. This agreement was superseded in May 2001 by two new agreements, one for each of HCV and HIV. Royalties will continue under these new agreements through the lives of the HCV and HIV patents. Issued HCV patents begin to expire in 2015 for the U.S. and in 2010 for Europe. The issued HIV patent in Europe expires in 2005. If and when a patent is issued from pending U.S. applications, the HIV patent life in the U.S. will be seventeen years from the date of issuance.

    The Company's "Other" segment also earns royalty and license fee revenues under the remaining two October 2000 Roche agreements. See "Other—Royalty and license fee revenues" below.

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

    Other revenues  In June 2001, Chiron and Ortho entered into an agreement with Bayer, under which Bayer will manufacture and sell certain of Ortho's HCV and HIV immunodiagnostic products. Bayer paid Chiron $45.3 million, which the Company deferred and expects to recognize as revenue beginning in the third quarter 2001 and continue through 2010.

    Gross profit  For the three months ended June 30, 2001 and 2000, blood testing gross profit as a percentage of net product sales was 19% and 29%, respectively. The decrease in blood testing gross profit margins in the second quarter 2001 as compared with the second quarter 2000 was driven by an increase in NAT instrument sales, which have comparatively lower gross profit margins than assays, and the timing of manufacturing services under the Ortho arrangement. For the six months ended June 30, 2001 and 2000, blood testing gross profit as a percentage of net product sales was 26% and 17%, respectively. The increase in blood testing gross profit margins in year-to-date 2001 as compared with year-to-date 2000 primarily was related to a favorable mix of blood testing product sales. In July 2000, Chiron began recognizing NAT product sales for one of its key U.S. customers, which previously were recorded as collaborative agreement revenues, and the remaining U.S. customers renewed their agreements during the third quarter 2000, which resulted in price increases for NAT products.

    Blood testing gross profit percentages may fluctuate significantly in future periods as the blood testing product and customer mixes change.

    Research and development  The blood testing segment recognized research and development expenses of $4.1 million and $3.9 million for the three months ended June 30, 2001 and 2000, respectively, and $8.4 million and $7.8 million for the six months ended June 30, 2001 and 2000, respectively. The increase in research and development spending in 2001 as compared with 2000 was due to a slight increase in development costs related to the NAT business, as Chiron and Gen-Probe completed submission of data to the FDA for the Procleix™ instruments and assays in January 2001 (see "Product sales" above).

    Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

    Selling, general, and administrative  The blood testing segment recognized SG&A expenses of $5.7 million and $4.0 million for the three months ended June 30, 2001 and 2000, respectively, and $12.7 million and $8.0 million for the six months ended June 30, 2001 and 2000, respectively. The increase in SG&A expenses in 2001 as compared with 2000 primarily was due to expenses associated with the NAT business. The Company expects continued growth in SG&A expenses related to the NAT business as the Company explores opportunities for additional NAT adoptions in other countries.

Other

    Collaborative agreement revenues  Chiron recognizes collaborative agreement revenues for fees received as research services are performed and as specified milestones are achieved. For each of the three and six months ended June 30, 2001, the other segment recognized collaborative agreement revenues of $3.0 million. For the three and six months ended June 30, 2000, the other segment did not recognize any collaborative agreement revenues.

    Novartis AG In December 1995, Chiron and Novartis entered into an agreement under which Novartis agreed to provide, at Chiron's request, research funding for certain projects. The funded projects currently consist of certain adult and pediatric vaccines, Insulin-Like Growth Factor-I ("IGF-I"), Factor VIII and HSV-tk. Based upon a December 2000 amendment, Novartis has agreed to fund through December 31, 2001, at Chiron's request and subject to certain annual and aggregate limits, up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. In December 1999, Chiron and Novartis amended this agreement to increase the maximum amount of funding provided by Novartis from $250.0 million to $265.0 million. Under this agreement, Chiron recognized collaborative agreement revenues of $3.0 million for each of the three and six months ended June 30, 2001. Chiron did not recognize any collaborative agreement revenues for the three and six months ended June 30, 2000. Through the end of 2001, the amount of funding remaining available to be provided by Novartis is limited to $6.1 million.

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

    Royalty and license fee revenues  The other segment earns royalties on third party sales of and license fees on several products. The other segment recognized royalty and license fee revenues of $16.8 million and $20.3 million for the three months ended June 30, 2001 and 2000, respectively, and $56.1 million and $31.9 million for the six months ended June 30, 2001 and 2000, respectively.

    HCV and HIV  The other segment earns royalties and license fees related to the use of Chiron's HCV and HIV patents by various third parties. The other segment's HCV and HIV royalty and license fee revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Royalty revenues	$11,795	$825	$23,409	$1,679
License fee revenues	5,000	17,500	30,000	25,000

	$16,795	$18,325	$53,409	$26,679

    Roche Settlement  In the fourth quarter 2000, the Company entered into three agreements with Roche related to the settlement of litigation in the U.S. and certain other countries.

    Under the HCV agreement, Chiron was paid $85.0 million, of which $40.0 million was recognized in the fourth quarter 2000. The remaining $45.0 million, which was deferred and becomes nonrefundable over time, was recognized as revenue commencing in the first quarter 2001 and will continue through 2005 as royalties on future sales related to Roche's use of Chiron's HCV patents in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to Roche's use of Chiron's HCV patent in its in vitro diagnostic products, which commenced in the first quarter 2001.

    Under the HIV agreement, Chiron received $10.0 million in the fourth quarter 2000, which was deferred, and received $10.0 million in the first quarter 2001. These amounts included a refundable license fee and royalties for past sales related to Roche's use of Chiron's HIV patent in its in vitro diagnostic products in Europe. These amounts became nonrefundable in January 2001 when the European Patent Office Board of Technical Appeals upheld the Company's HIV patent, and the Company recognized the entire $20.0 million as revenue in the first quarter 2001. The agreement also provides for royalties on future sales related to Roche's use of Chiron's HIV patent in its in vitro diagnostic products, which commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld the Company's HIV patent. Also, the Company will recognize additional revenue of $10.0 million under this arrangement when and if patents on HIV are issued to it in the U.S.

    Such royalties will continue through the lives of the HCV and HIV patents. Issued HCV patents begin to expire in 2015 for the U.S. and in 2010 for Europe. The issued HIV patent in Europe expires in 2005. If and when a patent is issued from pending U.S. applications, the HIV patent life in the U.S. will be seventeen years from the date of issuance.

    See "Blood testing—Royalties and license fee revenues" above for a discussion of the third agreement entered into with Roche in October 2000 and two additional agreements entered into with Roche in May 2001, which superseded the October 2000 agreement.

    Bayer Cross-License Agreement  In connection with the sale of Chiron Diagnostics to Bayer, Chiron granted to Bayer rights under patents relating to HIV and HCV for use in NAT diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid to Chiron a license fee of $100.0 million, which becomes nonrefundable in decreasing amounts over a period of three years. Chiron recognized license fee revenues in 2001 and 2000, which represent the portions of the $100.0 million payment that became nonrefundable during those periods. The Company anticipates recognizing the remaining revenue of $8.3 million through the fourth quarter 2001. In addition, the cross-license agreement provides for royalties to Chiron on HIV and HCV products sold by Bayer, for which Chiron recognized increased royalty revenues in 2001 as compared with 2000.

    Organon  In January 2001, Chiron granted to Organon Teknika BV ("Organon") rights under certain Chiron HIV patents. The agreement provides for royalties on future sales by Organon of assays for the detection of nucleic acid sequences for use in in vitro diagnostic (excluding blood screening) products, which commenced in the first quarter 2001.

    Abbott Laboratories  In 1999, Chiron entered into a cross-license agreement with Abbott, under which Chiron granted to Abbott rights under Chiron's HCV patents for use in NAT diagnostic tests (excluding blood screening). In exchange for these rights, Abbott paid Chiron a license fee, which became nonrefundable and was recognized as revenue in the second quarter 2000. In addition, the cross-license agreement provides for royalties to Chiron on HCV products sold by Abbott.

    Roche PCR Agreement  In accordance with a July 1991 agreement with Roche, the Company receives royalties on sales of polymerase chain reaction ("PCR") products sold by Roche. For the six months ended June 30, 2001 and 2000, the Company recognized $2.6 million and $5.2 million, respectively, under this agreement. Roche's royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter 2000. However, Chiron estimates royalties on PCR product sales based on previous period actual sales. In the following quarter, Chiron records an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual PCR product sales for that period. As a result, Chiron recorded the adjustment for the final fourth quarter 2000 royalties in the first quarter 2001.

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

    Selling, general, and administrative  The other segment recognized SG&A expenses of $15.9 million and $15.6 million for the three months ended June 30, 2001 and 2000, respectively, and $29.3 million and $33.9 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in SG&A expenses in year-to-date 2001 as compared with year-to-date 2000 primarily was due to lower patent litigation costs upon substantial conclusion of the Roche litigation in October 2000 and lower payroll taxes related to stock option exercises during a period of lower average Company stock prices. In March 2000, the Company posted an all-time high in its stock price.

    Amortization expense  The Company's other segment recognized amortization expense of $9.6 million and $19.1 million for the three and six months ended June 30, 2001, respectively. As discussed above, Chiron acquired PathoGenesis on September 21, 2000 and accounted for the acquisition under the purchase method of accounting. A portion of the purchase price was allocated to purchased technologies, acquired intangible assets and goodwill, which are being amortized on a straight-line basis over the estimated useful life of each intangible asset. Purchased technologies represented the fair value of research and development projects, which will be developed further and supported after the acquisition date, and are being amortized on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents, databases and the work force, which are being amortized on a straight-line basis over 5 to 16 years. Goodwill is being amortized on a straight-line basis over 15 years. As circumstances dictate, Chiron evaluates the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values.

    As discussed in "New Accounting Standards" below, the Company will implement SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS 142.

    Restructuring and reorganization  The Company previously recorded restructuring and reorganization charges related to (i) the integration of its worldwide vaccines operations, (ii) the closure of its Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions, all of which had terminated as of December 31, 2000, in the Company's Italian manufacturing facility and facility-related costs. The closure of its Puerto Rico and St. Louis facilities and the ongoing restructuring of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 400 positions in manufacturing, research, development, sales, marketing and other administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

    During 1999, the Company decided to retain 18 of those 400 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 382. Again during 2000, the Company decided to retain 11 of those 382 positions to support future contract manufacturing activities and, therefore, adjusted the number of positions for elimination to 371.

    For the six months ended June 30, 2001, the net restructuring and reorganization activity included a charge of $0.2 million and a charge reversal of $0.2 million. The charge of $0.2 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions, of which 359 had terminated as of June 30, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

    For the six months ended June 30, 2000, the Company recorded net restructuring and reorganization charge reversals of $0.4 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the retention of 11 of the 382 positions. As described above, the Company adjusted the number of positions for elimination to 371, of which 356 had terminated as of June 30, 2000.

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

    Gain (loss) on sale of assets  In January 2001, the Company sold various assets of its San Diego facility, resulting in a net gain of $2.4 million. In February 2000, the Company sold substantially all assets of an Australian subsidiary, resulting in a net loss of $0.2 million.

    Interest expense  Chiron recognized interest expense of $0.9 million and $4.3 million for the three months ended June 30, 2001 and 2000, respectively, and $1.3 million and $9.4 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in interest expense in 2001 as compared with 2000 primarily was due to the conversions of $253.8 million of the 1.90% convertible debentures to common stock in October 2000 and $98.4 million of the 5.25% convertible debentures to common stock in May 2000. Beginning in the third quarter 2001, the Company expects interest expense to increase due to the issuance of Liquid Yield Option Notes ("LYONs") in June 2001.

    Other income, net  Other income, net, primarily consisted of interest income on the Company's cash and investment balances and other non-operating gains and losses. Chiron recognized interest income of $12.1 million and $22.0 million for the three months ended June 30, 2001 and 2000, respectively, and $25.5 million and $43.7 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in interest income in 2001 as compared with 2000 primarily was due to lower average cash and investment balances following the $720.7 million cash payment to purchase PathoGenesis in September 2000 and lower interest rates. Due to the $720.7 million cash payment to purchase PathoGenesis and the declining interest rates, the Company does not expect interest income in following periods to be commensurate with 2000.

    The Company invests in a diversified portfolio of financial investments, including debt and equity securities. The price of these securities is subject to significant volatility. The Company performs periodic reviews for temporary or other than temporary impairment of its securities and records adjustments to the carrying values of those securities accordingly. For the six months ended June 30, 2001 and 2000, Chiron recognized losses attributable to the other-than-temporary impairment of certain of these equity securities of $4.5 million and $5.0 million, respectively. For the six months ended June 30, 2001 and 2000, Chiron recognized gains of $6.0 million and $0.8 million, respectively, related to the sale of certain equity securities.

    On December 31, 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. ("GIV"), a distribution business, to Henry Schein, Inc. and received payment in full of certain advances made by the Company to GIV. The agreement also provided for Chiron to receive additional payments, calculated as a pre-determined percentage of Henry Schein, Inc.'s gross profit, through 2003. For the six months ended June 30, 2001 and 2000, the Company received $2.5 million and $1.2 million, respectively.

    In January 2000, the Company hedged a portion of its exposure to the British pound related to Menjugate™ sales. The Company settled this hedging contract upon substantial conclusion of Menjugate™ sales in the United Kingdom in the second quarter 2000. This settlement resulted in a gain of approximately $5.4 million.

    Income taxes  The effective tax rate for 2001 is estimated to be approximately 31.4% of pretax income from continuing operations, which reflects the amortization of goodwill and acquired identifiable intangible assets related to the PathoGenesis acquisition. The effective tax rate may be affected in future periods by changes in management's estimates with respect to the Company's deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three and six months ended June 30, 2000 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 31.0%.

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

    Under the terms of the B&L Agreement related to the sale of Chiron Vision, the Company provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify B&L against certain potential claims. In the second quarter 2001, the Company reversed the remaining reserves of $1.5 million upon the sale of the remaining real estate assets, as discussed below. In the second quarter 2000, the Company reversed approximately $2.2 million reserved for contractual obligations to indemnify B&L against certain potential claims as such obligations had expired unused. Both amounts were recorded as a component of "Gain on disposal of discontinued operations."

    The Company retained certain Chiron Vision assets, including certain Chiron Vision real estate assets (the "real estate assets") with a carrying value of $25.1 million, upon the completion of the sale. As of December 31, 2000, the remaining real estate assets amounted to $1.9 million. In April 2001, the Company sold these remaining real estate assets and recognized a net gain on the sale of these assets of $1.6 million. This gain was recorded as a component of "Gain on disposal of discontinued operations."

New Accounting Standards

    In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with SFAS 121 or Accounting Principles Board Opinion No. 17, "Intangible Assets," as appropriate. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

    SFAS 141 requires, upon adoption of SFAS 142, the Company to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, if an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $220.3 million and unamortized identifiable intangible assets in the amount of $377.0 million, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $4.0 million and $8.1 million for the three and six months ended June 30, 2001, respectively, and $5.6 million for the year ended December 31, 2000. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. In accordance with SFAS 140, an entity is required to (i) recognize the financial assets it controls and the liabilities it has incurred, (ii) derecognize financial assets when control has been surrendered and (iii) derecognize liabilities when extinguished. SFAS 140 was effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001 and was accounted for prospectively. The implementation of SFAS 140 did not have a material effect on the Company's results of operations and financial position.

Liquidity and Capital Resources

    Chiron's capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings and issuance of common stock. Chiron's cash and investments in marketable debt securities, which totaled $1,220.1 million at June 30, 2001, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions of high credit standing. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

    Sources and uses of cash  Chiron had cash and cash equivalents of $294.7 million and $474.5 million at June 30, 2001 and 2000, respectively.

    Operating activities  For the six months ended June 30, 2001, net cash provided by operating activities was $15.3 million as compared with $137.2 million for the six months ended June 30, 2000. The decrease in cash provided by operating activities largely was due to an increase in accounts receivable and tax payments. The increase in accounts receivable was driven by the increase in product sales and the timing of royalty payments under the Roche settlement agreements. In addition, the Company paid approximately $24.8 million in estimated federal tax payments during the first half of 2001.

    Unutilized net operating loss carryforwards and federal business credits attributed to the acquisition of PathoGenesis amounted to approximately $105.2 million and $6.0 million, respectively, and are available to offset future domestic taxable income through 2007. The Company estimates that it can utilize up to approximately $41.0 million per year, as restricted pursuant to section 382 of the Internal Revenue Code, of such net operating loss carryforwards and federal business credits on an aggregate basis. As a result, the Company does not expect tax payments in following years to be commensurate with those in 2000.

    The Company anticipates that research and development expenditures in 2001 will increase due to the research and development activities related to clinical trials for TFPI and Proleukin® for HIV, as well as research and development platforms acquired from PathoGenesis in September 2000. Net cash from operating activities will fund these research and development activities.

    Investing activities  For the six months ended June 30, 2001, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $666.1 million, capital expenditures of $25.8 million, purchases of equity securities and interests in affiliated companies of $11.1 million and cash paid for acquisition costs related to the acquisition of PathoGenesis of $5.6 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $424.5 million, proceeds from the sale of assets of $8.2 million, proceeds from the sale of equity securities and interests in affiliated companies of $7.6 million and other sources of cash of $2.8 million. In April 2001, the Company sold the remaining Chiron Vision real estate assets for $3.3 million in cash, and in January 2001, the Company sold various assets of its San Diego facility for $4.9 million in cash. The purchases of equity securities and interests in affiliated companies consisted of a $4.3 million capital contribution under a 2001 limited partnership agreement, a $3.9 million capital contribution under a 2000 limited partnership agreement and a $3.0 million capital contribution under a third limited partnership agreement. Under the 2001 limited partnership agreement, the Company will pay $15.0 million over ten years, of which $4.3 million was paid through June 30, 2001, for a 6.35% ownership percentage. Under the 2000 limited partnership agreement, the Company will pay $25.0 million over five years, of which $10.8 million was paid through June 30, 2001, for a 23.19% ownership percentage. Both the 2001 and 2000 limited partnership investments are being accounted for under the equity method of accounting. Under the third limited partnership agreement, the Company invested in a Singapore-based joint venture, S*BIO, to research and develop therapeutic, diagnostic and vaccine products. The Company has invested $8.0 million, which the Company wrote off entirely due to the early stage of the joint venture's research and development activities, for a 19.9% ownership interest and is accounting for the investment under the cost method.

    In February 2001, the Company's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of two buildings and a parking structure in Emeryville, California. As of June 30, 2001, the Company has committed to $4.6 million in design and construction services, under which the Company has incurred costs of $1.6 million. The Company currently is negotiating the remaining design and construction services and evaluating various financing alternatives for this capital expansion project.

    Based on current estimates provided in the April 2001 agreement with Rhein Biotech and GCVC (see "Results of Operations—Vaccines—Research and Development" above), Chiron committed approximately 24.4 million Euro ($20.7 million at June 30, 2001), primarily for the expansion of the Company's Italian manufacturing facilities, which is scheduled to begin in the fourth quarter 2001 and is expected to continue through 2008. The Company currently is evaluating various financing alternatives to fund this expansion.

    For the six months ended June 30, 2000, net cash provided by investing activities consisted of proceeds from the sale and maturity of investments in marketable debt securities of $2,703.6 million, proceeds from the sale of equity securities and interests in affiliated companies of $3.1 million, proceeds from the sale of assets of $1.0 million and other sources of cash of $0.6 million. Cash provided by investing activities was offset by purchases of investments in marketable debt securities of $2,470.8 million, capital expenditures of $22.0 million and purchases of equity securities and interests in affiliated companies of $8.8 million, related to the 2000 limited partnership agreement and S*BIO.

    Financing activities  For the six months ended June 30, 2001, net cash provided by financing activities consisted of $401.8 million in proceeds from the issuance of LYONs, $35.8 million in proceeds from the reissuance of treasury stock, primarily related to stock option exercises and employee stock purchases, and $4.2 million in proceeds from put options. Cash provided by financing activities was offset by $63.1 million for the acquisition of treasury stock, $0.6 million related to the repayment of debt and $0.1 million for the repayment of short-term borrowings.

    As discussed in Note 9, "Debt Obligations," in the Notes to Condensed Consolidated Financial Statements, Chiron issued zero coupon LYONs in June 2001 for proceeds of $401.8 million. The LYONs mature on June 12, 2031.

    The Company's Board of Directors authorized the repurchase of Chiron common stock on the open market to offset the dilution associated with the operation of the Company's stock option and employee stock purchase plans and the granting of share rights. In February 2001, the Board of Directors approved a 5.0 million share increase. The Board has authorized such repurchases through February 28, 2002. As of June 30, 2001, the Company may repurchase up to an additional 4.1 million shares of its common stock. In January 2001, the Company initiated a put option program to complement its ongoing stock repurchase program. Under this program, the Company entered into a contract with a third party to sell put options on Chiron stock, entitling the holder to sell to the Company 0.5 million shares at $44.95 per share on April 19, 2001. In connection with the sale, the Company collected a $2.6 million premium. On April 19, 2001, Chiron's closing stock price was $47.02. Since the closing stock price was above the stipulated $44.95, the third party elected not to exercise the options. In June 2001, the Company entered into another contract with a third party to sell put options on Chiron stock, entitling the holder to sell to the Company 0.4 million shares at $50.34 per share on September 19, 2001. In connection with the sale, the Company collected a $1.5 million premium.

    For the six months ended June 30, 2000, net cash used in financing activities consisted of $192.3 million related to the acquisition of treasury stock, $69.4 million related to the repayment of debt, including the note owed to Novartis, and $22.4 million related to short-term borrowings. Cash used in financing activities was offset by $50.8 million in proceeds from the reissuance of treasury stock and the issuance of common stock, primarily related to stock option exercises and employee stock purchases.

    The Company is currently evaluating a number of business development opportunities. To the extent that the Company is successful in reaching agreements with third parties, these transactions may involve the expenditure of a significant amount of the Company's current investment portfolio.

    Borrowing arrangements  Under a revolving, committed, uncollateralized credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at June 30, 2001 and December 31, 2000. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of Chiron obligations that Novartis would guarantee from $725.0 million to $702.5 million.

    Chiron also has various uncommitted credit facilities available outside the U.S. One facility is maintained for all of Chiron's European subsidiaries and allows for total borrowings of $50.0 million. There were no outstanding borrowings under this facility at June 30, 2001 and December 31, 2000. Chiron's Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 11.5 million Euro ($9.8 million at June 30, 2001). There were no outstanding borrowings under this facility at June 30, 2001. At December 31, 2000, $0.1 million were outstanding under this facility. A third facility is maintained for Chiron's 51%-owned Indian subsidiary and allows for total borrowings of 200 million Indian Rupee ($4.3 million at June 30, 2001). At June 30, 2001 and December 31, 2000, $1.5 million and $1.1 million, respectively, were outstanding under this facility.

Euro Conversion

    On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The legacy currencies will remain as legal tender in the member countries as denominations of the Euro between January 1, 1999 and January 1, 2002. The Euro is currently traded on currency exchanges and can be used in business transactions. The Company believes that its financial systems are Euro-ready in all material respects and has completed system upgrades to assist in its Euro-readiness effort. The cost of the upgrades was not material to the Company's results of operations and financial position. The Company believes that the Euro will not have a material effect on its product pricing and gross profit percentages.

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

Regulatory Approvals

    The Company is required to obtain and maintain regulatory approval in order to market most of its products. Generally, these approvals are on a product-by-product and country-by-country basis, and, in the case of therapeutic products, a separate approval is required for each therapeutic indication. See Part I, Item 1. "Business—Government Regulation" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies.

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

    Specific to the Company's product, TOBI® (tobramycin solution for inhalation), the Company relies on others to supply raw materials and to manufacture TOBI® according to regulatory requirements. Although Chiron believes either one of its two suppliers of bulk powdered tobramycin will be able to supply sufficient quantities to meet its current needs, Chiron has not entered into long-term supply contracts with the suppliers. Rather, the Company has an agreement for the formulation and packaging of TOBI® for a minimum term of 10 years. There can be no assurance that Chiron will be able to obtain future supplies of bulk tobramycin on favorable terms, that contract manufacturers will be able to provide sufficient quantities of TOBI® or that the products supplied will meet specifications.

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

Interest Rate and Foreign Currency Exchange Rate Fluctuations

    The Company has significant cash balances and investments. The Company's financial results, therefore, are sensitive to interest rate fluctuations in the U.S. In addition, the Company sells products in many countries throughout the world, and its financial results could be significantly affected by fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets.

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

Income Taxes

    The Company is taxable principally in the U.S., Germany, Italy, The Netherlands and the United Kingdom. All of these jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws, which could increase the Company's tax provision in the future. The Company has negotiated a number of rulings regarding income and other taxes that are subject to periodic review and renewal. If such rulings are not renewed or are substantially modified, taxes payable in particular jurisdictions could increase. While the Company believes that all material tax liabilities are reflected properly in its balance sheet, the Company is presently under audit in several jurisdictions, and there can be no assurance that the Company will prevail in all cases in the event the taxing authorities disagree with the Company's interpretations of the tax law. In addition, the Company has assumed liabilities for all income taxes incurred prior to the sales of its former subsidiaries, Chiron Vision (subject to certain limitations) and Chiron Diagnostics. Future levels of research and development spending, capital investment and export sales will impact the Company's entitlement to related tax credits and benefits which have the effect of lowering its effective tax rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Market risk management  The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and the Company's stock price. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company's market risk exposures during the first half of 2001. In addition, changes in interest rates do not affect interest expense incurred on the Company's LYONs because the LYONs bear interest at a fixed rate. For further discussion of the Company's market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II

Item 1. Legal Proceedings

    The Company is party to certain lawsuits and legal proceedings, which are described in Part I, Item 3., "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in Part II, Item 1., "Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report on Form 10-K and the first quarter report on Form 10-Q.

Dade Behring Marburg GmbH and Dade Behring S.p.A.

    On January 30, 2001, Dade Behring Marburg GmbH and Dade Behring S.p.A. (collectively, "Dade Behring") filed suit in the Court of Milan against Chiron seeking a pan European declaration that its Enzygnost® HIV 1/2 plus immunoassay kit does not infringe Chiron's European Patent No. 0 181 150 (the " '150 patent") relating to HIV technology, and to nullify the Italian portion of the '150 patent. On April 11, 2001, Chiron denied Dade Behring's allegations and filed a counterclaim seeking a declaration of infringement of the Italian portion of the '150 patent by the Enzygnost® HIV 1/2 plus kit and related damages.

    On May 7, 2001, Chiron filed a petition for a preliminary injunction in the German Federal Court ("Landgericht") in Dusseldorf, asserting that the manufacture and sale of Dade's Enzygnost® HIV 1/2 plus immunoassay kit infringes the '150 patent. A trial date is scheduled for August 23, 2001. It is not known when nor on what basis these matters will be resolved.

Gen-Probe Incorporated

    In February 2001, Gen-Probe Incorporated ("Gen-Probe") filed a demand for arbitration alleging Chiron breached certain of the terms of their June 1998 collaboration agreement regarding nucleic acid tests used for blood screening. Gen-Probe seeks various declarations of the parties' rights under the agreement and compensatory damages. Chiron has answered the demand denying that it is in breach and asserting certain cross claims against Gen-Probe. On August 3, 2001, the arbitrator entered summary judgement in Chiron's favor on several of the issues in dispute. The remaining disputed issues will proceed through a full evidentiary hearing which is expected to take place in December 2001. It is not known when nor on what basis this matter will be resolved.

Item 4. Submission of Matters to a Vote of Security Holders

(a)
The Company held its Annual Meeting of Stockholders on May 17, 2001.

(b)
Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)
The three matters voted upon at the meeting were: (i) election of three directors to hold office for three years until the Annual Meeting of Stockholders in the year 2004; (ii) ratification of the selection of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2001; and (iii) a stockholder proposal regarding the selection of qualified candidates for membership on the Company's Board of Directors.

  (i)
  The following votes were cast for or were withheld with respect to each of the nominees for director:

Directors	For	Withheld
Vaughn D. Bryson	167,275,660	1,081,651
Pierre E. Douaze	167,282,676	1,074,635
Edward E. Penhoet	167,283,567	1,073,744

      All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2004 as noted above. No abstentions or broker non-votes were cast for the election of directors.

      The following directors shall continue in office after the Company's Annual Meeting of Stockholders held on May 17, 2001: Lewis W. Coleman, Paul L. Herrling, William J. Rutter and Jack W. Schuler shall continue in office until the Annual Meeting of Stockholders in the year 2002; Raymund Breu, Seán P. Lance and Pieter J. Strijkert shall continue in office until the Annual Meeting of Stockholders in the year 2003. Lewis T. Williams, whose term expired at the meeting, determined that he would not stand for reelection.

      (ii) With respect to the proposal to ratify the selection of KPMG LLP as the Company's independent auditors, 167,526,576 votes were cast for the proposal, 274,969 votes were cast against the proposal, and 555,767 votes abstained. No broker non-votes were cast in connection with the proposal. The selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 2001 was declared to have been ratified.

      (iii) With respect to the stockholder proposal regarding the selection of qualified candidates for membership on the Company's Board of Directors, introduced by Citizens Funds, 20,876,955 votes were cast for the proposal, 113,387,678 votes were cast against the proposal, and 30,748,267 broker non-votes were cast.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Exhibit
3.01	Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on August 17, 1987, incorporated by reference to Exhibit 3.01 of the Registrant's report on Form 10-K for fiscal year 1996.
3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to Exhibit 3.02 of the Registrant's report on Form 10-K for fiscal year 1996.
3.03	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, as filed with the Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of the Registrant's report on Form 10-Q for the period ended June 30, 1996.
3.04	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.04 to the Registrant's report on Form 10-K for fiscal year 2000.
4.01	Indenture between the Registrant and State Street Bank and Trust Company, dated as of June 12, 2001.
4.02	Registration Rights Agreement between the Registrant and Merrill Lynch & Co., Inc., and Merrill Lynch, Pierce, Fenner & Smith, Incorporated.
4.03	Form of Liquid Yield Option Note™ due 2031 (Zero Coupon—Senior) (included as exhibits A-1 and A-2 to the Indenture filed as Exhibit 4.01 hereto).
4.04	Reserved.
10.209	Second Amendment Agreement dated as of June 15, 2001, between Registrant and Schering Aktiengesellschaft. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement "Confidential Treatment Requested".)
10.315	Blood Screening HCV Probe License Agreement dated effective as of January 1, 2001, between Registrant, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement "Confidential Treatment Requested".)
10.316	Blood Screening HIV Probe License Agreement dated effective as of January 1, 2001, between Registrant, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc. (Certain information has been omitted from the Agreement and filed separately with the Securities and Exchange Commission pursuant to a request by Registrant for confidential treatment pursuant to Rule 24b-2. The omitted confidential information has been identified by the following statement "Confidential Treatment Requested".)
(b)
Reports on Form 8-K

      On May 31, 2001, Registrant filed a Current Report on Form 8-K, reporting under Item 5 the Company's execution of two license agreements with F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc. (collectively, "Roche") under its human immunodeficiency virus ("HIV-1") and hepatitis C virus ("HCV") intellectual property for nucleic acid testing ("NAT") to screen blood, plasma and blood components intended for transfusion. Pursuant to these agreements, Chiron licensed Roche to manufacture, use and sell probe-based HIV-1 and HCV blood screening tests worldwide, in both single donor and pooled formats, for the life of the patents. Chiron will receive royalty payments from Roche based on the number of blood or plasma donations tested through the use of Roche HCV and HIV NAT products. These licenses replace the earlier interim licensing arrangement agreed to by Chiron and Roche in October 2000.

      On June 7, 2001, Registrant filed a Current Report on Form 8-K, reporting under Item 5 that on June 6, 2001, the Company intended to raise approximately $400.0 million through an offering of 30-year Liquid Yield Option™ Notes ("LYONs"). The Company also announced that it would raise up to an additional $100.0 million upon exercise of an over-allotment option granted by the Company in connection with the offering. The LYONs would be zero-coupon senior notes convertible into shares of Chiron common stock.

      On June 7, 2001, Registrant filed a Current Report on Form 8-K, reporting under Item 5 that on June 7, 2001, the Company agreed to the sale of the LYONs. Anticipated gross proceeds were approximately $400.0 million.

52

CHIRON CORPORATION
June 30, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: August 8, 2001	BY:	Seán P. Lance Chief Executive Officer and President; Chairman of the Board
DATE: August 8, 2001	BY:	James R. Sulat Vice President; Chief Financial Officer
DATE: August 8, 2001	BY:	David V. Smith Vice President; Principal Accounting Officer

QuickLinks

CHIRON CORPORATION TABLE OF CONTENTS
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHIRON CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES