Form 10-K
period 2001-12-31
CHIRON CORP
filed 2002-03-06
CIK 706539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(Registrant's telephone number, including area code) (510) 655-8730

(Former name, former address and former fiscal year, if changed since last report) Not Applicable

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
Warrant to Purchase Common Stock, $0.01 Par Value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /x/ No: / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of voting stock held by nonaffiliates of the Registrant as of January 31, 2002 was $4.7 billion. The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 2002:

Title of Class	Number of shares
Common Stock, $0.01 par value	189,509,955

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 16, 2002 are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

Our Policy on Forward-Looking Statements

        This 10-K contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance, and all other statements which are not statements of historical fact. These statements contain words such as, but not limited to, "believes," "anticipates," "expects," "estimates," "projects," "will," "may" and "might." The forward-looking statements contained in this 10-K reflect our current beliefs and expectations on the date of this 10-K. Actual results, performance or outcomes may differ from what is expressed in the forward-looking statements. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, in Part II, Item 7. of this 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Factors That May Affect Future Results." We are not obligated to publicly announce any revisions to these forward-looking statements to reflect a change in facts or circumstances.

Company Summary

        Chiron Corporation is a global pharmaceutical company that leverages a diverse business model to develop and commercialize high-value products that make a difference in people's lives. We apply our advanced understanding of the biology of cancer and infectious disease to develop products from our platforms in proteins, small molecules and vaccines. We commercialize our products through three business units: biopharmaceuticals, vaccines and blood testing.

Focus on Cancer and Infectious Disease

        Chiron is focused on developing products for cancer and infectious disease. We continue to build upon our cancer franchise, which has three dimensions; immune system modulators, monoclonal antibodies and novel anti-cancer agents. In the infectious disease area, we have a range of products spanning all three of our business units.

Biopharmaceuticals

        Chiron Biopharmaceuticals discovers, develops, manufactures and markets a range of therapeutic products. Our products include:

  •
  Betaseron® (inteferon beta-1b), for multiple sclerosis;

  •
  TOBI® (tobramycin solution for inhalation) for lung infections in cystic fibrosis patients;

  •
  Proleukin® (aldesleukin) for cancer; and

  •
  PDGF, the active ingredient in Regranex® Gel.

Vaccines

        Chiron Vaccines, the fifth largest vaccines business in the world, currently offers more than 30 vaccines for adults and children. We provide a range of vaccines, including:

  •
  Menjugate™, a conjugated vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C;

  •
  Fluad™, an innovative adjuvanted influenza vaccine;

  •
  Encepur™, a preservative-free vaccine against tick-borne encephalitis; and

  •
  Rabipur®/RabAvert®, a cell culture vaccine against rabies.

Blood Testing

        Chiron Blood Testing provides products used by the blood banking industry. With our collaborator, Gen-Probe Incorporated, we are developing and commercializing nucleic acid testing blood screening assays, including the Procleix™ HIV-1/HCV Assay. Through our joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company, we develop and market a line of immunodiagnostic screening and supplemental tests for infectious diseases.

Intellectual Property

        Chiron has a large portfolio of intellectual property, with material positions in HIV and hepatitis C virus. Chiron has entered into numerous collaborations and licensing agreements with major companies, particularly in the areas of blood screening and diagnostics.

Corporate History and Headquarters Information

        We were incorporated in California in 1981 and merged into a Delaware corporation in November 1986. Our principal executive offices are located at 4560 Horton Street, Emeryville, California 94608, and our main telephone number is (510) 655-8730.

Product Descriptions

Biopharmaceuticals

        Chiron manufactures Betaseron® (interferon beta-1b) for sale outside of Europe by Berlex Laboratories, Inc. and its parent company, Schering AG of Germany. Betaseron® is approved for relapsing/remitting multiple sclerosis in over 60 countries, including the U.S. and the European Union, and for secondary progressive multiple sclerosis in approximately 40 countries, including the European Union, Canada, Australia and New Zealand. Multiple sclerosis is an autoimmune disease in which the patient's immune system attacks and destroys an element of the patient's own central nervous system. The active ingredient in Betaseron® is a modified form of a beta interferon produced naturally by the human body. Interferons help to regulate the immune system, and Betaseron® is thought to help slow down the immune system's attack on nerve tissue. While the ways in which Betaseron® actually affects multiple sclerosis are not clearly understood, it has been demonstrated clinically that Betaseron® may decrease the nerve damage associated with multiple sclerosis. It has been shown to reduce the overall frequency of multiple sclerosis relapses, which are also called exacerbations or attacks, as well as the number of moderate and severe relapses. We also receive royalties from the sale of an identical product in Europe, Betaferon®, which is manufactured by Boehringer Ingelheim and marketed by Schering in Europe to treat patients with relapsing remitting and secondary progressive multiple sclerosis.

        TOBI® is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. TOBI® has been tested and approved for cystic fibrosis patients with Pseudomonas aeruginosa lung infections. Cystic fibrosis is caused by a genetic mutation which prevents cells from building a special protein required for normal movement of sodium and chloride (salt) in and out of cells lining the lungs and other organs. This abnormal movement causes secretion of thick, sticky mucus. This mucus is not cleared from the airways and, as a result, bacteria begin to grow, causing infection. Respiratory infections are treated with antibiotics, often in aerosol form. The medicated aerosol fights infection, relieves constriction of the airways and reduces systemic toxicity associated with the antibiotic agent. Pseudomonas aeurginosa is the most common bacterium causing lung infections in people with cystic fibrosis. Appropriate treatment of these chronic lung infections is a major contributor to the extended life span of patients with cystic fibrosis and to improved quality of life. The TOBI® formulation is well tolerated by patients, thereby leading to increased patient compliance and more effective elimination of infection compared to other antibiotic aerosols. Antibiotic therapy rarely eradicates bacteria in the respiratory tract of patients with cystic fibrosis. However, treatment with TOBI® decreases the bacterial load, reduces the associated inflammatory response, and improves overall lung function. TOBI® is the first inhaled antibiotic solution to be approved by the U.S. Food and Drug Administration and has been sold in the U.S. since January 1998. TOBI® is approved for sale in the U.S., Canada, Switzerland, Finland, Israel, Argentina, Australia, New Zealand and Brazil. TOBI® also has cleared the mutual recognition process required for marketing the drug in the European Union. Under this mutual recognition process, TOBI® has received marketing authorizations from all European Union member countries.

        Chiron manufactures and markets Proleukin®, a recombinant form of interleukin-2. Interleukin-2 is a protein produced naturally in the body in very small quantities. Interleukin-2 stimulates the immune system to increase the production and function of immune cells. While the precise anti-tumor mechanism of Proleukin® is unknown, research has demonstrated that Proleukin® induces the proliferation of immune cells, including natural killer and cytotoxic T cells that can recognize and mobilize against tumor-specific antigens on the surface of malignant cells. We market Proleukin® directly or through distributors in the U.S. and over 50 other countries in North America, Europe, Asia and South America to treat metastatic renal cell carcinoma (a type of kidney cancer), and in the U.S. and Canada to treat metastatic melanoma (a form of skin cancer).

        Chiron manufactures PDGF, the active ingredient in Regranex® Gel. PDGF was developed with Ortho-McNeil Pharmaceutical, Inc. through a collaboration in growth factor research that began in 1984. Ortho-McNeil Pharmaceutical markets Regranex® in the U.S. to treat diabetic foot ulcers. Regranex® works by enhancing the body's natural wound healing processes. It stimulates the migration of cells to the site of the ulcer, encouraging the patient's body to grow new tissue that helps heal these open wounds. Regranex® was the first product demonstrated to assist in the healing of diabetic foot ulcers. Regranex® also has been approved for marketing in Canada, Europe, Asia and other regions of the world.

        Sales of Betaseron®, which include product sales to Berlex Laboratories and Schering and royalties earned on Schering's European sales of Betaferon®, accounted for approximately 12% (9% product sales and 3% royalties), 12% (8% product sales and 4% royalties) and 13% (9% product sales and 4% royalties) of total revenues in 2001, 2000 and 1999, respectively. Sales of TOBI® accounted for approximately 11% and 3% of our consolidated total revenues in 2001 and 2000, respectively. Sales of Proleukin® accounted for approximately 8%, 12% and 15% of our consolidated total revenues in 2001, 2000 and 1999, respectively. No other biopharmaceutical product accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

Vaccines

        In 2000, Chiron commenced sales of Menjugate™, a conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C. Invasive infection with the bacteria N. meningitidis can lead to meningitis and septicemia (blood poisoning). Meningococcal meningitis, which can be caused by multiple serogroups (A, B, C, Y and others), is associated with a high mortality rate. In March 2000, the Medicines Control Agency approved Menjugate™ for sale in the United Kingdom. The National Health Service in the United Kingdom accepted our tender to supply Menjugate™ in 2000 and 2001. We are also selling Menjugate™ in Canada, Ireland, Spain and Hungary. We have received approval to market Menjugate™ elsewhere in the European Union through the mutual recognition procedure.

        Chiron also developed and markets Fluad™, an adjuvanted flu vaccine, which uses our recently developed MF-59, an adjuvant which improves the body's immunologic reaction. This gives older patients long-lasting protection from influenza and its complications. Fluad™ currently is marketed in Italy, Germany, Austria and Spain (under a different trade name). We have gained approval to market Fluad™ in 12 countries of the European Union through the European mutual recognition procedure.

        In 2000, we entered into a co-promotion and co-marketing agreement with Aventis Pasteur MSD related to Menjugate™ and Fluad™. Under the agreement, Aventis Pasteur will assist Chiron in marketing and sales efforts (co-promotion) related to Menjugate™ in the United Kingdom and Ireland. Aventis

Pasteur will distribute, market and sell (co-market) Menjugate™ under its own label in the rest of Europe. Aventis Pasteur will similarly co-market and co-promote Fluad™ in Europe.

        In Italy, we manufacture and market vaccines for:

    •
    meningococcus

    •
    haemophilus influenza type b

    •
    influenza

    •
    measles

    •
    mumps

    •
    rubella

    •
    hepatitis A

    •
    polio (oral vaccine)

        Also in Italy, under license, we market vaccines for:

    •
    pneumococcal disease

    •
    diptheria

    •
    tetanus

    •
    pertussis

    •
    haemophilus influenza type b

    •
    hepatitis B (recombinant vaccine)

        In Germany, we manufacture and market vaccines for:

    •
    diphtheria

    •
    tetanus

    •
    pertussis

    •
    influenza

    •
    rabies

    •
    tick-borne encephalitis

    •
    cholera

        Also in Germany, under distribution agreements with other manufacturers, we market vaccines for:

    •
    hepatitis A

    •
    measles

    •
    mumps

    •
    rubella

    •
    typhoid fever

    •
    pneumococcal disease

    •
    haemophilus influenza type b

    •
    polio (inactivated vaccine)

    •
    acellular pertussis

    •
    hepatitis B (recombinant vaccine)

        In India, we manufacture, through Chiron Behring Vaccines Limited, a vaccine against rabies.

        We market most of our manufactured vaccines in other European countries and in the Middle East, the Far East, Africa and South America, and to international health agencies such as the World Health Organization. We market our rabies vaccine in the U.S.

        In addition to revenues from the sale of the vaccines described above, Chiron receives royalties from the sale of certain vaccines from Merck and Company, Inc. and SmithKline Beecham Biologics (now part of GlaxoSmithKline plc), based upon technology developed by Chiron. Merck's hepatitis B virus vaccine, based on Chiron technology, was the first genetically engineered vaccine licensed by the U.S. Food and Drug Administration for human use.

        Sales of Menjugate™ accounted for approximately 9% and 12% of our consolidated total revenues in 2001 and 2000, respectively. No other single vaccine product or class of vaccine product accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

Blood Testing

        Our blood testing business consists of two separate collaborations: an alliance with Gen-Probe Incorporated and a joint business with Ortho-Clinical Diagnostics, Inc.

        Our collaboration with Gen-Probe is focused on developing and commercializing nucleic acid testing products using transcription-mediated amplification technology to screen donated blood in blood banks and plasma in the plasma industry for viral infection. Compared to immunodiagnostic testing, testing directly for the presence of viral nucleic acids improves the sensitivity of the test and enables infection to be detected earlier than currently approved technologies. Under the terms of the collaboration agreement, Gen-Probe performs certain product development and assay and instrument manufacturing functions, while Chiron and Gen-Probe jointly participate in new assay and instrument research and development. Chiron sells the collaboration's products under the Procleix™ brand name, and Gen-Probe receives a percentage of our sales revenues. The Chiron/Gen-Probe collaboration's first product is a combined test for HIV and hepatitis C virus using a semi-automated instrument system. The Procleix™ system has been used to screen blood under an Investigational New Drug application in the U.S. since 1999. On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix™ HIV-1/HCV Assay. The nucleic acid amplification test is designed to detect the presence of all known HIV-1 subtypes and hepatitis C virus genotypes in whole blood and plasma during the very early stages of infection, when such agents would not be detected by immunodiagnostic screening technologies. The Procleix™ system is also approved for use in France, Germany, Australia, Portugal, Spain, Singapore, Italy, Austria, Switzerland and New Zealand, and is under evaluation in other European, South American and Asian countries.

        Our joint business with Ortho-Clinical Diagnostics was formed in 1989, to develop and sell immunodiagnostic tests to detect human immunodeficiency and hepatitis viruses in blood. The joint business sells a full line of tests for hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. We manufacture, and perform research on, viral antigens for further manufacture by Ortho-Clinical Diagnostics into testing assays and supplemental hepatitis tests. Ortho-Clinical Diagnostics manufactures and sells assays and instrument systems. Chiron and Ortho-Clinical Diagnostics share equally in the pretax operating earnings generated by the joint business. The joint business holds the immunodiagnostic rights to our hepatitis and retrovirus technology and receives royalties from the sale of hepatitis C virus and HIV tests by Abbott

Laboratories, Inc. and from sales of hepatitis C virus tests by Bio-Rad Laboratories, Inc. and certain other licensees.

        No single blood testing product or class of blood testing products accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

Research and Development

        As a global pharmaceutical company, our focus on cancer and infectious disease starts with the discovery process, using our three product platforms—therapeutic proteins, small molecules and vaccines—and continues into the clinic and eventually into one of our three business units. In addition to our research and development activities, technologies that are developed in collaborations with third parties, as well as technologies licensed from outside parties, also are sources of potential products for our business units.

        Products or product candidates that are inappropriate for our commercial organization are out-licensed to other companies. This portfolio of intellectual property is, and will continue to be, an important part of our business model.

Therapeutic Proteins

        Proteins produced naturally by the human body play a variety of roles in controlling disease. When administered as therapeutic agents, certain proteins or specific antibodies can enhance the patient's natural ability to fight disease. However, traditional methods of isolating or producing proteins can be expensive, particularly in the quantities needed for pharmaceutical use. Through genetic engineering, certain proteins can be produced in relatively large quantities at reasonable cost.

        Chiron and our collaborators have a number of recombinant proteins in clinical development. Proleukin®, already approved for marketing as a treatment for certain forms of kidney and skin cancer, is being clinically evaluated for other uses. These uses include treatment, in combination with antiviral drugs, of patients with HIV infection, treatment of acute myelogenous leukemia and treatment for non-Hodgkin's lymphoma in conjunction with an approved antibody therapeutic. Fibroblast Growth Factor, a growth factor that can stimulate the formation of new blood vessels, is in clinical studies for use as a treatment for peripheral artery disease. Tifacogin (recombinant Tissue Factor Pathway Inhibitor), a coagulation inhibitor, was developed in collaboration with Pharmacia & Upjohn, Inc. Chiron and Pharmacia & Upjohn conducted clinical studies on the use of tifacogin as a treatment for patients with severe sepsis. The results from the trial indicated that tifacogin did not meet the primary endpoint of reducing 28-day all-cause mortality. We are undertaking a full review of the data from the Phase 3 trial, and we will make future development decisions about tifacogin after we have completed the analysis of the data. In 2000, Chiron and Cephalon, Inc. discontinued their joint collaboration to develop Myotrophin® (mecasermin) Insulin-like Growth Factor-I to treat amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig's disease).

Small Molecule Drug Discovery

        Our small molecule drug discovery program combines multiple disciplines. These disciplines include combinatorial and computational chemistry, robotic screening and selection and molecular biology, to screen, identify and refine compounds which may be used as drugs for treating medical conditions or disorders. In addition to drug discovery against specific disease targets of interest to us, we occasionally enter into collaboration agreements with third parties under which we use our proprietary technologies to identify drug candidates for others. We have identified certain compounds that may be of interest to us. We will further optimize and test those compounds before moving them into clinical development.

        Angiozyme® is a synthetic ribozyme designed as an angiogenesis inhibitor for cancer. Angiozyme® is under development in a collaboration led by Ribozyme Pharmaceuticals, Inc. Several phase 2 solid tumor studies are currently underway.

        We are working to develop and register a product combining TOBI® and a new inhalation device. In December 2001, we entered into a collaboration with Inhale Therapeutics Systems, Inc. to develop this device. Our goal is to improve convenience and to reduce the time to deliver TOBI® to the cystic fibrosis patient's lungs. In addition to TOBI®, we are conducting clinical research on PA-1806, a novel, patented drug candidate that was licensed from Bristol-Myers Squibb Company in 1998. In the laboratory, PA-1806 has demonstrated activity against gram-negative lung bacteria, a broad subset of serious lung infections. Chiron intends to initiate preclinical programs on other inhaled antibiotics.

Vaccines

        We are developing a new generation of vaccines to prevent disease utilizing genetic engineering and other techniques of modern biotechnology, including vaccines based on recombinant antigens. We are currently conducting preclinical studies on vaccines for a number of diseases, including hepatitis C virus and HIV. We are also developing novel adjuvants. Adjuvants are compounds that amplify the immune response generated by vaccine antigens. One of our adjuvants, MF-59, is a component of Fluad™, our novel flu vaccine. In addition, we are conducting preclinical investigations of alternative delivery systems for vaccines that may be used in lieu of injection, such as inhaled or oral vaccines.

        We are investigating the potential use of vaccines for therapeutic purposes, in which antigens are used to stimulate an immune response against established infections and cancer. Our therapeutic vaccine for treatment of chronic hepatitis B virus is in clinical development. We have also started a phase 1 clinical study of a vaccine for the H. pylori infection.

        Chiron participates in the development of a range of hepatitis and retrovirus assays for in-vitro clinical diagnostics use for the joint business with Ortho-Clinical Diagnostics, Inc.

        Chiron and Gen-Probe Incorporated are working toward widening the menu from HIV-1 and hepatitis C virus to include other transfusion transmitted viruses, such as hepatitis B, hepatitis A and the Parvo B19.

        The Chiron/Gen-Probe collaboration also has two instrument systems in development, both of which are designed for use with HIV-1 and hepatitis C virus nucleic acid tests for whole blood and plasma. Gen-Probe is continuing development of the Procleix™ Fully Automated System.

Research and Development Expenses and Related Revenues

        Research and development expense for the years ended December 31, 2001, 2000 and 1999 for Chiron-sponsored research, including payments to collaboration partners, was $344.4 million, $298.8 million and $303.4 million, respectively. Under contracts where we recognize revenue based upon work performed, the related research and development activities amounted to $9.1 million, $6.0 million and $49.7 million in 2001, 2000 and 1999, respectively. We recorded these revenues in "Collaborative agreement revenues" in the Consolidated Statements of Operations. Generally, collaborative agreement revenues include fees for research services as they are performed or completed and milestone payments upon attainment of specified benchmarks.

Commercialization

        Technologies arising out of Chiron's research and development efforts are commercialized in various ways:

  •
  We market and distribute certain products, either directly or through distributors. See "Sales and Marketing" below.

  •
  We develop other products in collaboration with third parties. Under collaboration agreements, marketing rights may be assigned to us or to the collaborator or shared by both parties. In the event marketing rights are assigned to the collaborator, we generally retain the right to manufacture and supply key raw materials.

  •
  We license other technologies to third parties, with the licensee assuming responsibility for further development. We receive royalties on sales of the resulting product. Agreements under which we currently derive revenues for technologies licensed to third parties include:

  —
  an agreement with Bayer Corporation relating to, among other things, use of Chiron's hepatitis C virus and HIV technologies for nucleic acid amplification in vitro diagnostics;

  —
  an agreement with Merck and Company, Inc. relating to hepatitis B virus vaccines;

  —
  an agreement with GlaxoSmithKline plc relating to recombinant vaccine manufacturing technology;

  —
  agreements with Novo Nordisk AS relating to technology used in the manufacture of recombinant human insulin and glucagon;

  —
  a license to Abbott Laboratories, Inc. under our hepatitis C virus patents for use in nucleic acid amplification in clinical diagnostics, excluding blood screening; and

  —
  licenses to F. Hoffmann La-Roche Limited and Roche Molecular Systems, Inc. under our hepatitis C virus and HIV patents for use in nucleic acid amplification in in vitro diagnostics and in blood screening.

Sales and Marketing

        We maintain several specialized marketing and sales forces that concentrate on individual classes of customers and markets.

        Our biopharmaceutical marketing and sales organization for the U.S. is headquartered in Emeryville, California, and has European offices in Amsterdam, The Netherlands and London, England. We focus our sales efforts on specialist physicians, principally oncologists and pulmonologists, who are based in hospitals and large clinics. Generally, we sell products to wholesalers, distributors, clinics and hospital pharmacies.

        Our vaccine international marketing organization and our marketing and sales organization for the German market are based in Marburg, Germany. Marketing and sales structures for the Italian market are headquartered in Siena, Italy. We focus our direct sales efforts on pediatricians and general practitioners. We also sell products to the public sector through tenders (a bid solicitation process) and to private sector pharmacies directly and through wholesalers and distributors.

        Our blood testing marketing, sales and distribution organization for nucleic acid testing products is based in Emeryville, California and has representatives around the world. We sell products to the public sector through tenders and to private sector blood banks and hospitals directly and through distributors.

Patents

        Patents are very important to our business. We have a policy of seeking patents on inventions arising from our research and development activities. The time and expense required to develop and obtain regulatory approval to market human healthcare products is significant. Without the protection of patents or trade secrets, competitors may be able to use our inventions to manufacture and market competitive products without being required to undertake the lengthy and expensive development efforts made by Chiron. We also receive significant revenue through the licensing of these patents to third parties. We have a substantial number of granted patents and pending patent applications in the U.S. and other important markets. Additionally, we have licensed a number of patents and patent applications from third parties. Additional information is provided below on the central patents held or licensed by Chiron that cover our key products. The existence of such patents does not mean they are valid or can be enforced against competitive products. We are often engaged in litigation to determine the scope and validity of these patents. We also seek term extensions for patents, which are available in certain countries based on delays in the grant of regulatory approvals for the sale of products covered by these patents. For these reasons the expiration dates provided below are not definitive.

        To a lesser extent, trade secrets and confidential information are important to our commercial success. Although we seek to protect trade secrets and confidential information, others may obtain access to such information or develop the same or similar information independently. Also, third parties may obtain patent protection that precludes us from using our trade secrets or confidential information.

Biopharmaceuticals

        The central patents that cover Betaseron® and Betaferon® in the U.S. and Europe cover the gene and serine-17 interferon-beta protein used in manufacturing the product. The U.S. patents expire in 2005 and 2007. The European patents expire between 2003 and 2009, depending on the country.

        The central TOBI® patents include claims that cover the TOBI® product formulation and methods of treating pseudomonas aeruginosa infections with the TOBI® product. The U.S. and European patents expire in 2014 and 2015, respectively.

        The central patents that cover Proleukin® in the U.S. and Europe cover the gene expressed in manufacturing the product, the serine-125 Interleukin-2 mutein in the product and the 95% pure form of recombinant Interleukin-2. The U.S. patents expire in 2006 and 2012. The European patents expire between 2003 and 2006.

        Chiron and its collaborator are assignees or licensees of a number of U.S. and European patents that cover PDGF, the active ingredient in Regranex® Gel. These patents begin to expire in 2005.

Vaccines

        Fluad®, our adjuvanted flu vaccine, contains the proprietary adjuvant MF-59. The U.S. and German patents containing claims directed to MF-59 expire in 2018 and 2010, respectively.

Blood Testing

        Procleix™ HIV-1/HCV assay is covered by numerous patents held by Chiron in the U.S. and worldwide. These patents contain claims directed to methods of hybridization, methods for determining the presence of the hepatitis C virus in a sample and to probes/primers utilized in such a process. The U.S. patents expire in 2015 and 2016. The European patents expire in 2008. Procleix™ is also covered by several patents held by Gen-Probe Incorporated and licensed to Chiron.

        The hepatitis C virus immunoassay diagnostic products sold by our joint business with Ortho-Clinical Diagnostics, Inc. are covered by numerous patents in the U.S. and worldwide. These patents contain claims directed to hepatitis C virus immunoassay methods, kits and hepatitis C virus polypeptides. In the U.S., these patents expire between 2011 and 2017. In Europe, the patent expires in 2011.

Trademarks

        Registered trademarks of Chiron and our subsidiaries:

    •
    Proleukin®

    •
    Rabavert®

    •
    TOBI®

        Trademarks of Chiron and our subsidiaries:

• Menjugate™	• ELVS™
• Fluad™	• Polioral™
• Begrivac™	• Triacelluvax™
• Encepur™	• Procleix™

        Registered trademark owned by Chiron and SkyePharma plc:

    •
    DepoCyt®

        The following registered trademarks are owned by the indicated companies:

    •
    Betaseron® and Betaferon® (Schering AG)

    •
    Myotrophin® (Cephalon, Inc.)

    •
    Regranex® (Johnson & Johnson)

    •
    Apligraf® (Novartis AG)

    •
    Dermagraf® (Advanced Tissue Sciences, Inc.)

    •
    PRISM® (Abbott Laboratories, Inc.)

    •
    Copaxone® (Teva Pharmaceutical Industries, Ltd.)

    •
    Avonex® (Biogen, Inc.)

    •
    Aredia® (Novartis AG)

    •
    Amplicor® (F. Hoffmann La-Roche Limited)

    •
    Novantrone® (Immunex Corporation)

    •
    Tigris® (Gen-Probe Incorporated)

    •
    Angiozyme® (Ribozyme Pharmaceuticals, Inc.)

Seasonality

        Sales of certain of our products, particularly the flu vaccine, are seasonal, with higher sales in the third and fourth quarters of the year.

Major Revenue Sources

        We have a joint immunodiagnostics business with Ortho-Clinical Diagnostics, Inc. See "Products-Blood Testing" above. The Ortho-Clinical Diagnostics joint business, together with certain other arrangements with Johnson & Johnson and its affiliates, contributed 11%, 13% and 14% of total revenues in 2001, 2000 and 1999, respectively.

        We have a supply agreement with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany. Revenues recognized under this agreement, together with certain other arrangements with Berlex Laboratories and Schering, contributed 12% to our total revenues in both 2001 and 2000 and 13% to our total revenues in 1999.

        In 2000, the National Health Service accepted our tender to supply Menjugate™ for a universal vaccination program in the United Kingdom. This arrangement contributed 3% and 10% to total revenues in 2001 and 2000, respectively. Revenues from Aventis Pasteur MSD related to the sales of vaccines contributed 9% and 10% to total revenues in 2001 and 2000, respectively.

        We have a strategic alliance with Novartis AG, including a series of arrangements with Novartis. See "Relationship with Novartis" below. These arrangements contributed 2% of total revenues in both 2001 and 2000 and 8% of total revenues in 1999.

Competition

        We operate in a highly competitive environment, and we expect competition to increase. Competitors include large pharmaceutical, chemical and blood testing companies, and biotechnology companies. Some of these competitors, particularly large pharmaceutical and blood testing companies, have greater resources than Chiron. Chiron and our competitors apply rapidly evolving technologies and new developments that frequently result in price competition and product obsolescence. Substantial consolidation is underway in the global healthcare industry and is expected to produce greater efficiencies and even more intense competition. To compete effectively, we invest heavily in research and development, maintain specialized sales forces that concentrate on individual classes of customers and spend significant amounts on advertising, promotion and selling.

        Important biotechnology research is performed in universities and nonprofit research organizations. These entities are becoming more active in seeking patent protection and licensing revenues for their discoveries. The competition among large pharmaceutical companies and smaller biotechnology companies to acquire technologies from these entities also is intensifying. We actively collaborate with such entities in research, and have and will continue to license their technologies for further development. However, these institutions also compete with us to recruit scientific personnel and to establish proprietary positions in technology.

Biopharmaceuticals

        Betaseron®, as a treatment for multiple sclerosis, competes with Avonex®, a recombinant beta interferon sold by Biogen, Inc. and with Copaxone® from Teva Pharmaceutical Industries, Ltd. Novantrone® from Immunex Corporation was approved and launched to treat secondary progressive multiple sclerosis in March 2000. Betaferon®, sold in Europe by Schering AG also faces competition from Serono, which sells Rebif®, another form of beta interferon that is used for, among other purposes, the treatment of multiple sclerosis. Other companies have treatments for multiple sclerosis in clinical development.

        TOBI® is the first inhaled antibiotic solution to be approved by the U.S. Food and Drug Administration. However, the use of oral and intravenous antibiotics to treat pseudomonal and other bacterial infections is well-established. In cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. The advantage of inhalation is that it permits higher antibiotic concentrations in the lung and reduces side effects by limiting systemic exposure. Competitive medical therapies include generic antibiotics, anti-inflammatory drugs, oral replacement enzymes to maintain nutrition and mucolytics to clear pulmonary secretions.

        Proleukin® is the only product approved by the U.S. Food and Drug Administration to treat metastatic renal cell carcinoma and one of two approved treatments for metastatic melanoma. However, there are numerous products that are used to treat both cancers on an off-label basis, including alpha interferons sold by F. Hoffmann La-Roche Limited and Schering-Plough Corporation. Other competitors include Eli Lilly and Company, Bristol-Myers Squibb Company and Celgene Corporation. We estimate that about 90% of Proleukin® sales are from metastatic renal cell carcinoma and metastatic melanoma.

        Regranex® was the first product approved by the U.S. Food and Drug Administration to treat diabetic foot ulcers. Regranex® indirectly competes with Dermagraft®, a product from Advanced Tissue Sciences, Inc. & Smith and Nephew, and Apligraf®, a product from Novartis AG which was approved by the U.S. Food and Drug Administration to treat venous leg ulcers. Apligraf® is also in clinical trials to treat diabetic foot ulcers.

Vaccines

        Four large companies hold the greatest share of the worldwide vaccine market: Merck and Company, Inc., GlaxoSmithKline plc, Wyeth Lederle Vaccines & Pediatrics (a division of American Home Products Corporation), and Aventis Pasteur MSD. Aventis Pasteur has a strategic alliance with Merck in Europe. All four of these companies, and other biotechnology companies, have substantial research and development programs.

        The competitive factors in vaccines are price, the introduction of new products, including vaccines against diseases for which no vaccine was previously available, and new combination vaccines that combine existing vaccines for several diseases into a single product. Public health authorities, medical practitioners and patients frequently favor combination vaccines, particularly in pediatric vaccines, because they eliminate the need for multiple injections and may increase overall compliance with recommended vaccination schedules. As new combination vaccines are introduced, older combinations and single products often become obsolete. We may be limited in our ability to develop and market certain combination vaccines if one of the vaccines, which would otherwise be included in the combination, is covered by valid and enforceable patent or other proprietary rights held by third parties.

        Specifically, Menjugate™ faces competition from vaccines produced by two other companies, both of which participated in the National Health Services' tender in the United Kingdom. These companies are also competing for future meningococcus vaccine business.

Blood Testing

        We are the sole manufacturer of hepatitis C virus antigens for use in immunodiagnostic assays of the Ortho-Clinical Diagnostics, Inc. joint business. We also manufacture hepatitis C virus antigens for Abbott Laboratories, Inc.'s immunodiagnostic assays. In the immunodiagnostic blood testing market, the Ortho-Clinical Diagnostics joint business competes with Abbott Laboratories. The joint business anticipates increased competitive pressures from Abbott Laboratories with the introduction of the Abbott Laboratories PRISM® instrument system. The joint business is also developing immunodiagnostic instruments and assays to detect hepatitis, retrovirus and other agents in clinical diagnostic applications. Many other companies, including F. Hoffmann La-Roche Limited and Bayer Corporation, have substantial positions in the market segment.

        The Procleix™ system for the detection of HIV-1 and hepatitis C virus has received approval in France, Germany, Australia, Portugal, Spain, Singapore, Italy, Austria, Switzerland and New Zealand. On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix™ HIV-1/HCV Assay. The Chiron/Gen-Probe product line is expected to compete primarily with polymerase chain reaction based products supplied by F. Hoffmann La-Roche or developed in-house by customers and, in some markets, the hepatitis C virus antigen test under development by the Ortho-Clinical Diagnostics joint business. The commercial market for nucleic acid testing products in the blood banking and plasma industries is developing very rapidly as regulatory agencies began in 1999 to develop policies and mandates that require this new technology to be implemented as an additional measure to improve blood safety.

Government Regulation

        Regulation by governmental authorities in the U.S. and other important markets is a significant factor in the manufacture and sale of Chiron's products and in our research and development activities.

Biopharmaceuticals and Vaccines

        In the U.S., Chiron's therapeutic and vaccine products (both commercial and investigational) are primarily regulated under federal law and are subject to rigorous U.S. Food and Drug Administration approval procedures. No product can be marketed in the U.S. until an appropriate application is approved by the U.S. Food and Drug Administration. The U.S. Food and Drug Administration applies the approval procedures on a product-by-product basis and typically requires, among other things, an extensive three-phase human clinical testing program. In phase 1, studies are conducted with a relatively small number of subjects to assess the safety of the product. In phase 2, the product is evaluated in a larger group of subjects to begin to assess efficacy and appropriate dosing. Phase 3 studies are conducted in the target population with a number of subjects that is large enough to provide sufficient data to establish statistically the safety and efficacy of the product. The U.S. Food and Drug Administration limits its product approval to treat specified medical conditions or disorders. Further studies would be required to market the product for other uses. The U.S. Food and Drug Administration must inspect and approve all facilities used to manufacture, fill, test and distribute biologic products. If any change in manufacturing facilities or processes occurs after U.S. Food and Drug Administration approval, additional regulatory review and possibly additional clinical studies may be required.

        Licensing procedures in Europe are comparable to those in the U.S. In 1995, the European Union established a centralized procedure for licensing of products derived from the use of high technology/biotechnology processes. This procedure leads to the grant of a single license for the entire European Union. Effective January 1, 1998, the European Union has also adopted a decentralized procedure under which a license granted in one member state is mutually recognized by the other member states, leading to a grant of licenses in member states recognizing the original license. This procedure is replacing independent national licensing of products in the European Union. In addition, each product must receive individual country pricing approvals before it can be marketed in that country.

Blood Testing

        In the U.S., blood testing products, whether based upon immunodiagnostic or nucleic acid testing technologies, may only be used pursuant to the terms of approval of specific license applications in which the product's safety and effectiveness must be demonstrated based upon well controlled studies. Upon approval of the license application, the product may be marketed for the specific uses, which were identified in the approval. Facilities, processes and operations used for the manufacture, testing, storage and distribution of Chiron's blood testing products in the U.S. are subject to U.S. Food and Drug Administration approval and periodic inspection.

        In Europe, our blood testing products are currently regulated by local country regulation. However, in June 2000, the In Vitro Diagnostic Medical Devices Directive was approved in the European Union. During the transition period that ends in December 2003, manufacturers and distributors of in vitro diagnostic devices can sell these products under the current local country regulations or under the provisions of the Directive. Our blood testing products are currently registered and sold according to local country legislation but will comply in 2003 with the provisions of the Directive.

        For all our products, the time and expense needed to complete the required clinical studies, prepare and submit the required applications and supporting documentation and respond to inquiries generated by regulatory review can far exceed the time and expense of the research initially required to create the product. These factors largely determine the speed with which a successful research program is translated into a marketed product.

Compliance with Environmental Laws

        We do not expect expenses for compliance with environmental laws to have a material impact upon our capital expenditures, earnings or competitive position.

Employees

        On December 31, 2001, Chiron and its subsidiaries had 3,736 employees.

Relationship With Novartis AG

        In January 1995, we established an alliance with Novartis, a life sciences company headquartered in Basel, Switzerland. As of February 1, 2002, Novartis owns 42% of our outstanding common stock.

        We have entered into a series of agreements with Novartis which provide, among other things and subject to certain conditions and exceptions:

  •
  Novartis will not increase its ownership interest in Chiron above 55% unless it acquires all of Chiron's outstanding capital stock in a "buy-out" transaction. Novartis may exceed this amount and increase its ownership interest up to 79.9% in a transaction approved by a majority of the independent members of Chiron's Board of Directors.

  •
  Novartis has the right to nominate three members to Chiron's eleven member Board of Directors (effective May 16, 2001, the Board was reduced to ten members). The number of directors that Novartis may nominate declines if Novartis' ownership interest in Chiron is less than 30%.

  •
  Novartis provided certain funding to Chiron for research on certain adult and pediatric vaccines, Insulin-like Growth Factor-I, Factor VIII and Herpes Simplex Virus-thymidine kinase. Funding under this agreement ended December 31, 2001. In exchange for providing this funding, Novartis has certain co-promotion rights for certain vaccines and an interest in certain royalties on sales of certain products resulting from the funded research.

  •
  Novartis will guarantee certain indebtedness on behalf of Chiron through January 1, 2008.

  •
  Chiron may require Novartis to purchase shares of Chiron's common stock directly from Chiron at fair market value, up to a maximum subscription amount (initially $500.0 million, subject to adjustment based on other purchases made by Novartis under related agreements or otherwise).

  •
  Novartis has an option to purchase newly issued shares of Chiron's common stock directly from Chiron at fair market value, subject to the standstill restrictions described above.

  •
  Chiron and Novartis will cooperate in research, development, manufacturing and marketing of biotechnology products on an arm's-length basis while remaining independent to pursue their respective corporate strategies and opportunities.

ITEM 2. PROPERTIES

Emeryville Campus

        Our principal executive offices are located in Emeryville, California. As of December 31, 2001, our campus consists of 26 buildings, of which 16 are leased and 10 are owned. Our Emeryville facilities include research and development, manufacturing and administrative facilities for our biopharmaceutical, vaccine and blood testing businesses.

        In February 2001, our Board of Directors approved a capital expansion project, which includes the construction of a parking structure and a research and development facility (including a supporting central utility facility) in Emeryville, California. Chiron will own the parking structure. We began construction on the parking structure in June 2001. Related to the research and development facility, we are evaluating various financing alternatives. We expect to begin construction on the research and development facility in the second half of 2002.

Other Facilities

        We also own and lease manufacturing facilities in Vacaville, California used principally for our biopharmaceutical business. The owned facility has available capacity due to lower than expected demand for certain of our products and improved production yields from other facilities. As a result, we have entered into contract manufacturing agreements to utilize this available capacity (see the Biopharmaceuticals section in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below).

        In December 1999, we sold our Amsterdam facility and are leasing back office and warehouse space for some operational and administrative activities.

        We have the following facilities for our biopharmaceutical operations:

  •
  research and development and administrative facilities in Seattle, Washington (leased);

  •
  sales and marketing and administrative facilities in Skokie, Illinois (leased);

  •
  manufacturing and distribution facilities in Annandale, New Jersey (leased);

  •
  several sales offices in Europe and Canada (leased); and

  •
  a sales and marketing and administrative facility in Cranford, United Kingdom (owned).

        We have vaccine research and development, manufacturing and administrative facilities for our vaccines business in Siena, Italy; Marburg, Germany; Mumbai, India; and Ankleshwar, India. We also have manufacturing facilities in Rosia, Italy. The Siena, Mumbai, Ankleshwar and Rosia facilities are owned, and the Marburg facilities are leased.

        We leased research and development facilities in San Diego, California in connection with our gene therapy activities. We sold this business in January 2001, and the purchaser assumed all facility leases.

        We owned research and development, manufacturing and administrative facilities in Claremont, California. We used the facilities principally for our former ophthalmic products business, which we sold to Bausch & Lomb Incorporated in December 1997. Bausch & Lomb occupied a significant portion of the facilities under a three-year lease, which expired in December 2000. We sold the last warehouse on the Claremont campus in April 2001.

        We lease a number of other facilities in North America, Europe and Asia, primarily for sales and service offices.

        We believe that our current facilities are in good operating condition and are adequate for our current needs; however, we are expanding to meet future requirements. We continually evaluate future requirements for our facilities.

ITEM 3. LEGAL PROCEEDINGS

Bayer Corporation

        In January 2002, Bayer Corporation filed a complaint in the United States District Court for the District of Delaware against Chiron relating to the Stock Purchase Agreement dated September 17, 1998 between Chiron, Bayer Corporation and Chiron Diagnostics Corporation. Bayer Corporation alleges that Chiron violated certain representations and warranties made in the Stock Purchase Agreement and additionally seeks damages for alleged misrepresentation and fraud made in connection with the sale of

Chiron Diagnostics Corporation. Based on these allegations, Bayer Corporation seeks both compensatory and punitive damages. It is not known when nor on what basis this matter will be resolved.

Citizens for Consumer Justice, et al.

        In December 2001, Citizens for Consumer Justice and 13 other named plaintiffs filed a class action lawsuit in the United States District Court for the District of Massachusetts against 29 biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including DepoCyt®, which are reimbursed by Medicare. Plaintiffs allege that defendants violated federal antitrust and racketeering laws by devising and implementing a fraudulent pricing scheme against Medicare and Medicare beneficiaries. Plaintiffs seek a declaratory judgment that defendants violated the Social Security Act, as well as unspecified equitable remedies. It is not known when nor on what basis this matter will be resolved.

Cystic Fibrosis Pharmacy

        In May 2000, PathoGenesis Corporation initiated an action against Cystic Fibrosis Pharmacy, Inc. in the United States District Court For The Middle District Of Florida, Orlando Division. PathoGenesis Corporation asserted that Cystic Fibrosis Pharmacy's advertising and sale of an inhaled antibiotic infringes PathoGenesis Corporation's U.S. Patent No. 5,508,269 (the "  '269 patent"). PathoGenesis Corporation sought injunctive relief and damages. Cystic Fibrosis Pharmacy filed a counterclaim seeking a declaratory judgment of invalidity regarding the '269 patent. In September 2000, the court entered a consent order enjoining Cystic Fibrosis Pharmacy from advertising, compounding or selling the aerosol formulation alleged to infringe the '269 patent or use any imitation of the TOBI® trademark until further order of the court. On February 1, 2001, the dispute was settled by agreement of the parties. Among the settlement provisions, Cystic Fibrosis Pharmacy acknowledged the validity and enforceability of the '269 patent, agreed not to infringe the '269 patent, and agreed to certain restrictions on future advertising. A Consent Order and Final Judgment setting forth these terms of settlement was entered by the court on April 11, 2001.

Dade Behring Marburg GmbH and Dade Behring S.p.A.

        In January 2001, Dade Behring Marburg GmbH and Dade Behring S.p.A. (collectively, "Dade Behring") filed suit in the Court of Milan, Italy against Chiron seeking a pan European declaration that Dade Behring's Enzygnost® HIV 1 /2 plus immunoassay kit does not infringe Chiron's European Patent No. 0 181 150 (the "  '150 patent") relating to HIV technology, and to nullify the Italian portion of the '150 patent. In April 2001, Chiron filed a counterclaim seeking a declaration of infringement of the Italian portion of the '150 patent by the Enzygnost® HIV 1 /2 plus kit and related damages. It is not known when nor on what basis this matter will be resolved.

        In May 2001, Chiron filed a petition for a preliminary injunction in the German Federal Court ("Landgericht") in Dusseldorf, asserting that the manufacture and sale of Dade's Enzygnost® HIV 1 /2 plus immunoassay kit infringes the '150 patent. In October 2001, the Court ruled that, due to a procedural insufficiency irrelevant to the validity of the patent, Chiron's petition would not be granted. Chiron did not appeal, and the matter is therefore concluded.

Federal Express

        On September 3, 1999, Federal Express Corporation filed suit in the Supreme Court of the State of New York, County of Orange against Perseptive Biosystems, Inc., Perkin-Elmer Corporation, PE Biosystems Group and PE Corporation (together, the "PE Defendants") and Chiron. The Federal Express Corporation complaint related to a fire that allegedly destroyed a Federal Express Corporation aircraft and the majority of its cargo in September 1996. The matter was removed to the United States

District Court for the Southern District of New York. In March 2000, the Federal court, on its own motion, dismissed the matter for lack of subject matter jurisdiction. Federal Express Corporation appealed the dismissal, arguing for remand to state court. Defendants filed cross-appeals. In December 2000, the Second Circuit Court of Appeals dismissed those cross-appeals for lack of jurisdiction, and remanded the matter to the Supreme Court of the State of New York, County of Orange. It is not known when nor on what basis this litigation will be concluded.

F. Hoffmann La-Roche A.G.

        Chiron was involved in certain previously reported litigation in the U.S. and several other countries with F. Hoffmann-LaRoche AG and related foreign entities (collectively "Roche") concerning infringement and/or validity of certain patents related to hepatitis C virus and HIV technology. In October 2000, Chiron and Roche resolved all litigation regarding hepatitis C virus and HIV nucleic acid technology. Among the settlement provisions, Chiron granted Roche licenses to manufacture and sell hepatitis C virus and HIV nucleic acid clinical diagnostic tests. In May 2001, Chiron further granted Roche licenses to manufacture and sell hepatitis C virus and HIV nucleic acid tests for blood screening.

        These licensing agreements, however, did not resolve disputes regarding hepatitis C virus immunoassay technology. In connection therewith, Chiron initiated an action in July 2000 against Roche Diagnostics GmbH in the German Federal Court ("Landgericht") in Dusseldorf, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products infringe Chiron's German Patent Nos. DD 298 527 (the "  '527 patent"), DD 298 524 (the "  '524 patent"), DD 287 104 (the "  '104 patent"), DD 297 446 (the "  '446 patent") (collectively, the "German patents") and Chiron's European Patent No. EP 0 450 931 (the "  '931 patent"). The Landgericht subsequently separated the matter into five individual actions, and then stayed oral hearings on the '931 patent and German patents pending results of the nullity proceedings described below.

        In July 2000, Chiron initiated an action against Roche Diagnostics GmbH and related foreign entities in the German Administrative Court ("Verwaltungsgericht") in Karlsruhe, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products in various European countries infringe the '931 patent. Over Roche's objections, the action was referred to the District Court of Mannheim in March 2001. Following an oral hearing on January 18, 2002, Chiron voluntarily withdrew its application with respect to certain jurisdictions and the Court dismissed the case as to the remaining countries finding that it lacked jurisdiction to entertain Chiron's application for cross-border relief with the facts presented. The Court made no finding with regard to validity or infringement of the '931 patent.

        In December 2000, Roche initiated two nullity actions against three of Chiron's German patents (the '104, '524 and '527 patents), and the '931 patent in the German Federal Patent Court ("Bundespatentgericht"). In January 2001, the Bundespatentgericht divided these two nullity actions into four separate actions. The Bundespatentgericht has indicated that oral hearings on the nullity actions will not occur before August 2002.

        It is not known when nor on what basis the remaining matters will be resolved.

        The October 2000 settlement also did not resolve disputes between Chiron and Dr. Daniel Bradley. In January 1998, Chiron initiated an action against Roche and Dr. Daniel Bradley in the United States District Court for the Northern District of California. With respect to Dr. Daniel Bradley, the action asserted that Dr. Daniel Bradley breached a 1990 settlement agreement with Chiron, that Roche wrongfully induced this breach, and that Dr. Daniel Bradley committed slander of title with respect to Chiron's hepatitis C virus technology. In October 2001, Dr. Daniel Bradley and Chiron entered into a consent judgment declaring (1) that Dr. Bradley was not an inventor of the disputed patents or of patents related thereto; (2) that he was properly not named as an inventor of Chiron's hepatitis C virus patents; and (3) that he has no ownership interest in said patents. Chiron and Dr. Bradley entered a confidential settlement agreement on October 25, 2001, which fully resolves Chiron's action against Dr. Bradley.

Gen-Probe Incorporated

        In February 2001, Gen-Probe Incorporated filed a demand for arbitration alleging Chiron breached certain of the terms of their June 1998 collaboration agreement regarding nucleic acid tests used for blood screening. Gen-Probe Incorporated seeks various declarations of the parties' rights under the agreement and compensatory damages. Chiron denied Gen-Probe Incorporated's claims and asserted certain cross claims against Gen-Probe Incorporated. In August 2001, the arbitrator entered summary judgment in Chiron's favor on several of the issues in dispute. In October 2001, the arbitrator denied Gen-Probe Incorporated's motion for summary judgment. In December 2001, the dispute was settled by agreement of the parties.

German Red Cross Donation Service and Working Society of Physicians

        In October 2001, the German Red Cross Donation Service and Working Society of Physicians brought a complaint against Chiron and Roche before the Commission of the European Communities (the "Commission"). These matters generally allege that Chiron and Roche have engaged in certain anticompetitive actions that violate Articles 81 and 82 of the Treaty Establishing the European Community (the "EC Treaty") in connection with HIV and hepatitis C virus nucleic acid tests in blood screening. Chiron filed its response with the Commission in January 2002. In February 2002, the Sanquin Blood Services Foundation in the Netherlands also filed a complaint against Chiron and Roche before the Commission. The Sanquin complaint was filed in support of the German complaint, and similarly alleges that Chiron and Roche violate Articles 81 and 82 of the EC Treaty in connection with HIV and hepatitis C virus nucleic acid tests in blood screening. Chiron has been informed that blood banking entities from Finland, Luxembourg and United Kingdom have filed similar complaints. It is not known when nor on what basis this matter will be resolved.

Innogenetics N.V.

        In November 2000, Innogenetics N.V. brought a complaint against Chiron and Ortho-Clinical Diagnostics Systems, Inc. before the Commission. Innogenetics N.V. alleges that Chiron and Ortho violate Articles 81 and 82 of the Treaty relating to competitive practices. Pursuant to the complaint, the Commission has sought information from Chiron and Ortho-Clinical Diagnostics Systems, Inc. related to hepatitis C virus and HIV licensing practices in the European Union. It is not known when nor on what basis this matter will be resolved.

Lipton et al.

        On February 18, 2000, the United States District Court for the Western District of Washington dismissed with prejudice all eight consolidated putative class action lawsuits that had been filed in March and April 1999 against PathoGenesis Corporation, its chief executive officer and its chief financial officer. The eight consolidated lawsuits alleged claims on behalf of all purchasers of PathoGenesis Corporation common stock during the period January 15, 1999 to March 22, 1999. Plaintiffs claimed that PathoGenesis Corporation and its officers violated certain provisions of the federal securities laws by making statements in early 1999 regarding PathoGenesis Corporation's 1998 financial results. The court's order dismissed the consolidated cases and bars plaintiffs from filing another lawsuit on the matter. In October 2001, the United States Court of Appeals for the Ninth Circuit heard oral argument based on plaintiffs' appeal of the dismissal order. It is not known when nor on what basis this matter will be resolved.

Medicare, Medi-Cal Investigations

        Chiron is responding to two subpoenas from the Office of the Inspector General of the United States Department of Health and Human Services. Chiron believes the subpoenas were issued in connection with a pending, but as yet unserved, qui tam lawsuit against Chiron and a number of pharmaceutical companies in the United States. With respect to Chiron, the subpoenas relate to pricing to Medicare and state Medicaid programs of certain generic oncology drugs sold by Cetus-Ben Venue Therapeutics, a joint venture between Chiron and Ben Venue Laboratories. Chiron sold its interest in that joint venture in 1996.

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

Sorin Biomedica/Snia

        In June 1994, Sorin Biomedica S.p.A. filed a lawsuit with the Court of Milan, Italy against Chiron and Ortho Diagnostic Systems S.p.A. seeking a declaration of nullity and non-infringement of the Italian counterpart to Chiron's European Patent 0 318 216 (the "  '216 patent") claiming hepatitis C virus immunodiagnostic technology. Chiron denied Sorin Biomedica's allegations and filed a counterclaim seeking a declaration of infringement. In February 1997, the Court enjoined Sorin Biomedica from manufacturing or selling hepatitis C virus immunoassay kits in Italy. After Sorin Biomedica made further objections, the Court ruled in October 1999 that certain '216 patent claims were valid and that Sorin Biomedica's hepatitis C virus immunoassay infringed the '216 patent. In June 2000 the European Patent Office Technical Board Of Appeals upheld the validity of the '216 patent in an amended form which deleted claims that Chiron alleged to have been infringed by Sorin Biomedica. In December 2000, Snia S.p.A., Sorin Biomedica's parent company, filed an appeal in the Court of Milan asking the Court to declare the Italian portion of the '216 patent null and void and to award Snia damages. On March 14, 2001, Chiron denied Snia's allegations and asked the Court to dismiss the case.

        In January 2002, Chiron filed a complaint against Snia in the Court of Milan asserting that Snia's manufacture and sale of certain hepatitis C virus immunodiagnostics infringe Chiron's '931 patent. Chiron seeks a declaration of infringement based on the '931 patent, as well as damages. It is not known when nor on what basis these matters will be resolved.

State of Montana ex rel., Mike McGrath, Attorney General

        In February 2002, the State of Montana through its Attorney General filed a complaint in the First Judicial District Court in Lewis and Clark County against 18 biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including DepoCyt®, that are reimbursed by Medicare and Medicaid. The Attorney General alleges that the Defendants violated Montana state and common laws on unfair trade practices and consumer protection, deceptive trade practices, Medicaid fraud, breach of contract and false claims, and seeks both compensatory and punitive damages. It is not known when nor on what basis this matter will be resolved.

Washington Research Foundation

        In March 2001, the Washington Research Foundation filed a demand for arbitration with the American Arbitration Association alleging Chiron breached the terms of a February 1989 license agreement regarding patents claiming recombinant yeast expression production technology jointly held by Washington Research Foundation and Genentech, Inc., and that the license agreement was therefore terminated. Washington Research Foundation sought either a judgment declaring the license agreement terminated and royalty damages accrued up to the alleged termination date, or in the case that the license agreement was held not to have terminated, royalty damages accrued up to the judgment date. In April 2001, Chiron responded to the arbitration demand, denying that it was in breach of the license, and Chiron also filed suit against Washington Research Foundation and Genentech, Inc. in the United States

District Court for the Northern District of California seeking to have the underlying Washington Research Foundation and Genentech, Inc. U.S. patents declared invalid. In February 2002, the dispute was settled by agreement of the parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were brought to a vote of Chiron's stockholders in the quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

Name	Age	Title
Rajen K. Dalal	48	Vice President; President, Chiron Blood Testing
William G. Green	57	Senior Vice President, General Counsel and Secretary
Peder K. Jensen	47	Vice President; Head of Development
John A. Lambert	49	Vice President; President, Chiron Vaccines
Séan P. Lance	54	Chairman of the Board; President and Chief Executive Officer
Linda W. Short	56	Vice President, Corporate Resources
David V. Smith	42	Vice President, Finance and Principal Accounting Officer
James R. Sulat	51	Vice President, Chief Financial Officer
Craig A. Wheeler	41	Vice President; President, Chiron BioPharmaceuticals

        Mr. Dalal joined Chiron in December 1991 as Vice President, Corporate Development. In 1998, he was appointed President of Chiron Blood Testing. From 1983 until joining Chiron, he was employed by the international consulting firm of McKinsey & Company, where he performed general management consulting in the firm's pharmaceuticals, medical devices and diagnostics industries practice. In January 2001, Mr. Dalal was appointed to the Department of Health and Human Services' Advisory Committee on Blood Safety and Availability, which advises, assists and counsels the Secretary of Health and Human Services on implications for blood safety and availability in areas such as blood banking, transfusion medicine, bioethics and blood testing. In February 2002, Mr. Dalal joined the Board of Directors for Sagres Discovery. Mr. Dalal resigned from his positions with Chiron to be effective as of March 11, 2002.

        Mr. Green joined Chiron as Vice President and General Counsel in October 1990, having served as Secretary or Assistant Secretary since Chiron's inception in 1981. In February 1992, he became Senior Vice President, General Counsel and Secretary. From 1981 to 1990, he was a partner in the San Francisco law firm of Brobeck, Phleger & Harrison.

        Dr. Jensen joined Chiron as Vice President and Head of Development in August 1999, responsible for managing all aspects of Chiron's product development, including pre-clinical, clinical, project management, regulatory and medical affairs. Most recently, Dr. Jensen was development director, chief medical officer and a member of the board of British Biotech plc, and President of British Biotech, Inc., responsible for all aspects of drug development including chemical, pharmaceutical and clinical development, quality control and assurance, manufacturing and regulatory affairs. Dr. Jensen served as a non-executive director of British Biotech plc until January 31, 2001. From 1991 to 1998, Dr. Jensen was a Vice President at Schering-Plough Research Institute, where he managed a number of worldwide drug development projects, including the submission of several New Drug Applications, Abbreviated New Drug Applications, Investigational New Drug applications and a number of European applications. Before joining Schering-Plough, Dr. Jensen worked in various clinical positions at Ciba-Geigy Limited.

        Mr. Lambert joined Chiron as Vice President; President of Chiron Vaccines in March 2001. Based in Europe, Mr. Lambert is responsible for the commercial operations of Chiron's global vaccines business. Prior to joining Chiron, Mr. Lambert headed John Lambert Associates, a company that provided consulting and coaching at the chief executive level to organizations both in the United Kingdom and internationally. From 1998 to 2000, Mr. Lambert was the President of Aventis Pasteur MSD, where he headed the vaccines venture formed between Pasteur Mérieux Connaught (now Aventis Pasteur) and Merck and Company, Inc. following four years as that company's Vice President of Operations. From 1987 to 1994, Mr. Lambert held various positions with the Pasteur Mérieux Connaught Group, in increasing levels of responsibility, including Managing Director, Mérieux UK Ltd. Mr. Lambert also is the President of the European Vaccine Manufacturers. Mr. Lambert is a non-executive director of a U.K. Stock Exchange listed company, S.R. Pharma PLC in London, which conducts research in the fields of cancer and allergy. He is a Fellow of the Institute of Financial Accountants. Mr. Lambert also heads his own company, J.G. Solutions Ltd. in the United Kingdom.

        Mr. Lance joined Chiron as President and Chief Executive Officer in May 1998, and became Chairman of the Board in May 1999. Mr. Lance joined Chiron from Glaxo Wellcome plc where he spent more than 12 years in positions of national and global management responsibility including positions as Chief Operating Officer and Chief Executive designate of Glaxo Wellcome plc. Mr. Lance began his pharmaceutical industry career in the Republic of South Africa at the Noristan Group of Companies, Ltd. in 1967. Mr. Lance has assumed leadership roles in a variety of national and international pharmaceutical associations, and is a past president of the International Federation of Pharmaceutical Manufacturers Associations. Mr. Lance currently serves on the Board of Directors for the California Healthcare Institute, Global Alliance for TB Drug Development, Bay Area Bioscience and iKnowMed.

        Ms. Short joined Chiron in November 1997 as Vice President, Human Resources. In May 1999, she was promoted to Vice President, Corporate Resources with increased responsibilities, overseeing human resources, facilities planning, information management, organizational learning, payroll and benefits, compensation and stock administration. Prior to joining Chiron, she was the Director of Human Resources of Industrial Indemnity from 1994 to 1997. From 1983 to 1994, Ms. Short held various managerial positions with the Bank of America.

        Mr. Smith joined Chiron as Vice President, Controller in February 1999 and was designated Chiron's principal accounting officer. In February 2002, Mr. Smith was appointed Vice President, Finance. Prior to joining Chiron, Mr. Smith served as the Vice President, Finance and Chief Financial Officer of Anergen, Inc. from 1997 until he joined Chiron. From 1988 to 1997, Mr. Smith held various financial management positions with Genentech, Inc., in both the United States and Europe, most recently as Director of Accounting.

        Mr. Sulat joined Chiron as Vice President, Chief Financial Officer in April 1998. He was the Chief Financial Officer of Stanford Health Services, the clinical healthcare delivery arm of the Stanford University Medical Center, from 1993 to October 1997. In November 1997, Stanford Health Services merged with the hospital facilities of the University of California, San Francisco, and Mr. Sulat served as the Treasurer of the merged entity, UCSF Stanford Health Care, until joining Chiron. Mr. Sulat is also a director of Vans, Inc., a shoe manufacturer, and several private companies.

        Mr. Wheeler joined Chiron in August 2001 as Vice President; President of Chiron Biopharmaceuticals, responsible for the commercial operations of Chiron's biopharmaceuticals business. Prior to joining Chiron, Mr. Wheeler was a senior member of The Boston Consulting Group's health care practice and a key contributor to the firm's practice in hospital strategy, disease management, and pharmaceutical capabilities. Based in Boston, he joined the firm in 1988. Before joining The Boston Consulting Group, Mr. Wheeler worked for Merck's MSDRL research unit, where he served as a senior engineer in process development. He recently served as the leader of The Boston Consulting Group's Scientist's Network. In partnership with the Rockefeller Foundation, he has joined the Global Alliance for TB Drug Development, a public-private partnership to develop new anti-tuberculosis drugs.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

        Our common stock is traded in the NASDAQ National Market System under the symbol CHIR. As of December 31, 2001, there were 4,757 holders of record of Chiron common stock and no remaining holders of record of Cetus Corporation common stock or Viagene, Inc. common stock, corporations we acquired in 1991 and 1995, respectively. We have declared no cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. Pursuant to an agreement with Novartis, it is required that Novartis approve our declaration and payment of dividends. See "Relationship with Novartis" above. The quarterly high and low closing sales prices (rounded to the nearest one-hundredth) of our common stock for 2001 and 2000 are shown below.

	2001		2000
	High	Low	High	Low
First Quarter	$48.05	$37.06	$67.56	$39.44
Second Quarter	55.28	40.69	49.75	34.13
Third Quarter	52.26	41.44	59.13	41.25
Fourth Quarter	56.80	42.26	50.44	37.63

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Total revenues	$1,140,667	$972,119	$762,646	$736,673	$574,599
Income from continuing operations	174,758	16,102	128,404	75,998	25,782
Basic earnings per share from continuing operations	0.92	0.09	0.71	0.43	0.15
Diluted earnings per share from continuing operations	0.90	0.08	0.69	0.42	0.14
Total assets	2,873,452	2,458,076	2,444,778	2,524,264	1,768,478
Long-term debt	408,917	3,039	96,958	338,158	397,217

        Factors that affected the comparability of information between 2001 and 2000 were (i) issuance of zero coupon Liquid Yield Option Notes in June 2001 for proceeds of $401.8 million, (ii) a full-year of TOBI® sales of $123.1 million and (iii) a full year of amortization expense on goodwill and other acquired intangible assets of $38.4 million recognized in 2001 as a result of our acquisition of PathoGenesis Corporation in the fourth quarter 2000. In 2000, we recognized TOBI® sales of $27.8 million (including $2.2 million from the last seven days in September 2000) and amortization expense on goodwill and other acquired intangible assets of $9.6 million. We have described the issuance of the Liquid Yield Option Notes in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Cash—Financing activities" below. We have described the acquisition of PathoGenesis in both Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Biopharmaceuticals—Product sales" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other—Amortization expense" below.

        Factors that affected the comparability of information between 2000 and 1999 were (i) shipments of $101.5 million of Menjugate™ for a universal vaccination program in the United Kingdom, which began in the second quarter 2000 and (ii) our acquisition of PathoGenesis for $720.7 million in cash in the fourth quarter 2000, including the $171.6 million write-off of purchased in-process technologies. We described the universal vaccination program in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Vaccines—Product sales" of the Form 10-K filed for the fiscal year ended December 31, 2000. We described the acquisition of PathoGenesis in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other—Write-off of purchased in-process technologies" of the Form 10-K filed for the fiscal year ended December 31, 2000.

        A factor that affected the comparability of information between 1998 and 1997 was our acquisition of the remaining 51% interest in, and subsequent consolidation of, Chiron Behring GmbH & Co. for $54.8 million in cash in the second quarter 1998. Chiron Behring contributed revenues of $119.2 million and a loss from continuing operations before income taxes of $6.7 million to our consolidated operating results in 1998. We described this transaction in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Cash" of the Form 10-K filed for the fiscal year ended January 3, 1999.

        See Note 16, "Segment Information," of Notes to Consolidated Financial Statements for operating results by operating segment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a global pharmaceutical company that participates in three healthcare markets: biopharmaceuticals, vaccines and blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious disease, using the development and acquisition of technologies related to therapeutic proteins and small molecules. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany, related to Betaseron®, and Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, related to PDGF. The vaccines segment consists principally of adult and pediatric vaccines for viral infections including flu, rabies and tick-borne encephalitis, and bacterial infections, including meningococcus C and haemophilius influenzae type B. We sell these vaccines primarily in Germany, Italy, the United Kingdom, Canada and other international markets. Our vaccines segment is also involved in the development of novel vaccines and vaccination technology. The blood testing segment consists of an alliance with Gen-Probe Incorporated and our one-half interest in the pretax operating earnings of our joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Our alliance with Gen-Probe is focused on commercializing and selling nucleic acid testing products using transcription-mediated amplification technology to screen donated blood and plasma products for viral infection. Our joint business with Ortho-Clinical Diagnostics sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. We view certain other revenues and expenses as not belonging to any one segment. As a result, we have aggregated these items into an "Other" segment.

        The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments; inventories; derivatives; intangible assets; product discounts, rebates and returns; bad debts; collaborative, royalty and license arrangements; restructuring; pension and other post-retirement benefits; income taxes; and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Investments—We invest in debt and equity securities. The price of these securities is subject to significant volatility. We record an impairment charge when we believe that an investment has experienced a decline in value that is other than temporary. Generally, we believe that an investment is impaired if its market value has been below its carrying value for each trading day in a six-month period. Changes in the market price of these securities may impact our profitability.

  •
  Inventories—We maintain inventory reserves primarily for product lot failures, recalls and obsolescence. The manufacturing processes for many of our products are complex. Slight deviations anywhere in the manufacturing process may result in unacceptable changes in the products that may result in lot failures or recalls and, therefore, additional inventory reserves. In addition, we operate in a highly competitive environment, with rapidly changing technologies. New technology frequently results in product obsolescence. As a result, we may be required to record additional inventory reserves.

  •
  Derivatives—We use various derivatives to reduce foreign exchange and equity securities risks. We maintain our derivatives with major financial institutions. We manage the risk of counterparty default on our derivatives through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. An adverse change in the financial condition of our counterparties could deem our derivatives ineffective, resulting in a premature charge to operations. On the date that we enter into derivative contracts, we designate them as either (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or (3) a hedge of a net investment in a foreign operation (net investment hedge). Currently, we utilize fair value and cash flow hedges. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on whether the derivative is designated as a hedge and, if it is, depending on the type of hedge. For fair value hedges, changes in the fair value of the derivative are generally offset in the income statement by changes in the fair value of the item being hedged. For cash flow hedges, we report changes in the fair value of the derivative in other comprehensive income to the extent of effectiveness. Also related to cash flow hedges, we reclassify any amounts recorded in other comprehensive income to earnings in the period in which the derivative matures and the underlying asset or liability is sold. We deem all time value changes as ineffective and recognize them immediately in earnings.

  •
  Product returns—For existing and acquired products, we maintain accruals for product returns based on historical return information. For new products, we estimate our accruals for product returns based on the specific terms for product returns and our projected sales figures for those products. If actual product returns are greater than our estimates, additional product return accruals may be required.

  •
  Bad debts—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  •
  Collaborative, royalty and license arrangements—We defer and recognize up-front refundable fees as revenues upon the later of when they become nonrefundable or when performance obligations are completed. In situations where we have no continuing performance obligations, we recognize up-front nonrefundable fees as revenues when receivable. In situations where continuing performance obligations exist, we defer and amortize up-front nonrefundable fees over the performance period. The terms of such arrangements may cause our operating results to vary considerably from period to period. Specific to royalty revenues, we estimate royalty revenues based on product sales information provided by the third party or previous period actual product sales. In the subsequent quarter, we record an adjustment equal to the difference between those royalty revenues recorded in the previous quarter and the contractual percentage of the third party's actual product sales for that period.

  •
  Income taxes—We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determined that we would be able to realize our deferred tax assets in the future in excess of our net deferred tax assets, adjustments to the deferred tax assets would increase income in the period that we made such determination. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments would be charged to income in the period that we made such determination.

  •
  Litigation and other contingencies—We maintain accruals for litigation and other contingencies when we believe a loss to be probable and reasonably estimated, as required by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." We base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

        The accounting policies of our reportable segments are the same as those described in Note 1, "The Company and Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements.

        On February 20, 2002, we acquired Matrix Pharmaceutical, Inc., a company that develops drugs (including tezacitabine) to treat cancer. We will account for the acquisition as an asset purchase and include Matrix Pharmaceutical's operating results in our consolidated operating results beginning on March 1, 2002. Matrix Pharmaceutical's operating results for the remaining business days in February 2002 were not significant to our consolidated operating results. Matrix Pharmaceutical will be part of our biopharmaceuticals segment.

        On September 21, 2000, we acquired PathoGenesis Corporation, a company that developed and marketed drugs to treat infectious diseases, particularly serious lung infections. We accounted for the acquisition under the purchase method of accounting and included PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in our consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the seven business days in September 2000 were not significant to our consolidated operating results. PathoGenesis is part of our biopharmaceuticals segment.

        On December 29, 1997, we completed the sale of Chiron Vision, our ophthalmics business to Bausch & Lomb Incorporated, and on November 30, 1998, we completed the sale of Chiron Diagnostics, our in vitro diagnostics business, to Bayer Corporation. Our Consolidated Statements of Operations reflect the after-tax results of Chiron Vision and Chiron Diagnostics as discontinued operations.

        Certain minor arithmetical variances between the narrative and the consolidated financial statements may arise due to rounding.

Results of Operations

Biopharmaceuticals

        Product sales    Biopharmaceutical product sales were $337.9 million, $239.8 million and $187.6 million in 2001, 2000 and 1999, respectively. Biopharmaceutical product sales in 2001 consisted principally of Betaseron®, TOBI®, Proleukin® and PDGF. Biopharmaceutical product sales in 2000 and 1999 consisted principally of Betaseron®, Proleukin® and PDGF.

        Betaseron®    We manufacture Betaseron® for sale outside of Europe by Berlex Laboratories, Inc. and its parent company, Schering AG of Germany. Betaseron® is approved for relapsing/remitting multiple sclerosis in over 60 countries, including the U.S. and the European Union, and for secondary progressive multiple sclerosis in approximately 40 countries, including the European Union, Canada, Australia and New Zealand. We recognize a portion of revenue for product sales of Betaseron® upon shipment to Berlex Laboratories and Schering, and the remainder based on a contractual percentage of sales by Berlex Laboratories and Schering. We also earn royalties on Schering's European sales of Betaferon®, which we record in royalty and license fee revenues for the biopharmaceuticals segment.

        Betaseron® product sales were $96.4 million, $82.1 million and $66.0 million in 2001, 2000 and 1999, respectively. The increases in Betaseron® product sales in 2001 as compared with 2000, and in 2000 as compared with 1999, primarily related to fluctuations in Berlex Laboratories and Schering's inventory levels and increased underlying sales to end users in the U.S. and other countries driven by increased utilization of beta interferon therapy for multiple sclerosis. As discussed in "Royalties and license fee revenues" below, Betaferon® royalties also increased in 2001 as compared with 2000, and in 2000 as compared with 1999. The increase in Betaseron® product sales in 2000 as compared with 1999 also included the effects of the second quarter 1999 conclusion of certain promotional pricing campaigns. Inventory levels may continue to fluctuate as Berlex Laboratories changes its distribution structure in the U.S.

        Pursuant to the agreement with Schering, we will begin to supply Betaferon® to Schering in the fourth quarter 2002 for the European market. This will result in a shift of revenue recognized under this agreement to product sales, with a commensurate decrease in royalty revenues, in 2003.

        TOBI®    We obtained TOBI® as part of our acquisition of PathoGenesis Corporation on September 21, 2000. We sell TOBI® directly in the U.S. and certain international markets. The U.S. Food and Drug Administration approved TOBI® for cystic fibrosis lung infections in December 1997. PathoGenesis launched TOBI® in the U.S. in January 1998. TOBI® was approved in Canada in February 1999. TOBI® cleared the mutual recognition process required for marketing in the European Union in August 2000 and was subsequently launched in several European countries. We recognized TOBI® sales of $123.1 million and $27.8 million (including $2.2 million from the last seven days in September 2000) in 2001 and 2000, respectively. Sales of TOBI® by Chiron and PathoGenesis were $86.0 million and $60.1 million in 2000 and 1999, respectively. The growth was due to (i) increased TOBI® use in the U.S. and Canada by patients with cystic fibrosis and (ii) increased TOBI® sales related to the launch in various European countries. We continue to pursue the use of TOBI® to treat other serious lung infections and to seek approval in other countries. Wholesaler inventory management practices and foreign exchange rate fluctuations may influence future TOBI® sales.

        Proleukin®    Proleukin® is approved in over 50 countries for the treatment of metastatic (stage 4) renal cell carcinoma and in Canada and the U.S. for the treatment of metastatic (stage 4) melanoma, for which it became the first approved therapy in more than 20 years when the U.S. Food and Drug Administration approved it in 1998. Sales of Proleukin® were $93.3 million, $112.7 million and $111.8 million in 2001, 2000 and 1999, respectively. Proleukin® product sales in 2001 as compared with 2000, and in 2000 as compared with 1999, primarily were affected by (i) fluctuations in wholesaler inventory management practices, (ii) the increasing cost sensitivity from reimbursement authorities, particularly in Europe, and (iii) a weaker exchange rate of the Euro as compared with the U.S. dollar. We expect these factors to continue into 2002.

        PDGF    We manufacture PDGF for Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company. PDGF is the active ingredient in Regranex® Gel, a treatment for diabetic foot ulcers. The U.S. Food and Drug Administration approved Regranex® Gel in December 1997. Ortho-McNeil Pharmaceutical launched it in early 1998. Regranex® Gel was approved to treat diabetic foot ulcers in Canada in December 1998 and Europe in March 1999. Net sales of PDGF to Ortho-McNeil Pharmaceutical were $11.3 million and $10.9 million in 2001 and 2000, respectively. There were no commercial sales of PDGF to Ortho-McNeil Pharmaceutical from the first quarter 1999 through the first quarter 2000, as our 1998 sales had filled Ortho-McNeil Pharmaceutical's inventory requirements. The increase in PDGF product sales in 2000 as compared with 1999 primarily was due to the resumption of commercial sales to Ortho-McNeil Pharmaceutical. In addition, net sales of PDGF in 2000 included a decrease in the product returns allowance of $3.7 million primarily due to additional historical return information provided by Johnson & Johnson. Historically, our sales of PDGF have fluctuated based upon the inventory management practices of Ortho-McNeil Pharmaceutical.

        The balance of product sales recognized in our biopharmaceuticals segment consisted of various other products, which individually were not material.

        We expect competitive pressures related to many of our biopharmaceutical products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1., "Business—Competition" above.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our biopharmaceuticals segment recognized collaborative agreement revenues of $25.0 million, $17.6 million and $20.0 million in 2001, 2000 and 1999, respectively.

        Novartis    Under the terms of a November 1995 agreement with Novartis AG, we granted Novartis a license to utilize our combinatorial chemistry techniques. In exchange for this license, Novartis paid us $26.0 million over a five-year period. In addition, this agreement provided for research funding by Novartis, and certain up-front milestone and royalty payments, as well as product commercialization rights for both parties. This agreement expired in the fourth quarter 2000. In 2000 and 1999, we recognized collaborative agreement revenues of $3.3 million and $4.2 million, respectively.

        In November 1996, Chiron and Novartis entered into a consent order with the Federal Trade Commission. We granted a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain of our patents related to the Herpes Simplex Virus-thymidine kinase gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis paid us $60.0 million over five years. In connection with this agreement, we recognized collaborative agreement revenues of $10.0 million in 2001, 2000 and 1999. This agreement expired in the fourth quarter 2001.

        Our "Other" segment also earns collaborative agreement revenues under a third Novartis agreement. See "Other—Collaborative agreement revenues" below.

        S*BIO    In the second quarter 2000, we invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products (see "Liquidity and Capital Resources—Sources and uses of cash—Investing activities" below). We also granted S*BIO certain rights to our gene expression and combinatorial chemistry technology. Under this arrangement, we will receive approximately $22.0 million over two years for technology transfer. We recognized collaborative agreement revenues of $12.1 million and $2.8 million in 2001 and 2000, respectively, under this arrangement.

        Medivir    In 1999, Medivir AB licensed certain of our combinatorial chemistry technology in the research and development of pharmaceuticals for human use. Revenue recognized under this agreement was $2.0 million in 1999.

        The balance of collaborative agreement revenues recognized in our biopharmaceuticals segment consisted of various other agreements, which individually were not material.

        Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. In addition, the collaboration agreements typically provide for certain milestone payments and various royalties on future product sales if the collaborative partners commercialize a product using our technology. However, we have no assurance that the collaborative partners will meet their development objectives or commercialize a product using our technology. Also, our ability to generate additional collaborative agreement revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. We have no assurance that new relationships will be established or that current collaborative agreement revenues will not decline.

        Royalty and license fee revenues    Our biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon® and recombinant insulin and glucagon products. Our biopharmaceuticals segment also earns license fees for technologies, such as hepatitis C virus patents, used by third parties to develop therapeutic products. The biopharmaceuticals segment recognized royalty and license fee revenues of $59.8 million, $50.9 million and $52.4 million in 2001, 2000 and 1999, respectively.

        Betaferon®    We earn royalties on Schering AG's European sales of Betaferon®. In 2001, 2000 and 1999, we recognized $38.9 million, $35.7 million and $29.7 million, respectively, under this arrangement. As discussed in "Product sales—Betaseron®" above, the increases in Betaferon® in 2001 as compared with 2000, and in 2000 as compared with 1999, primarily related to increased utilization of beta interferon therapy for multiple sclerosis, offset by a weaker exchange rate of the Euro as compared with the U.S. dollar. Betaferon® is the only product that is approved in Europe for the treatment of both relapsing/remitting and secondary progressive multiple sclerosis. As discussed in "Product sales—Betaseron®" above, we will begin to supply Betaferon® to Schering in the fourth quarter 2002 for the European market. This will result in a shift of revenue recognized under this agreement to product sales, with a commensurate decrease in royalty revenues, in 2003.

        Novo Nordisk    We estimate recombinant insulin and glucagon royalty revenues based on previous period actual recombinant insulin and glucagon product sales by Novo Nordisk AS. We recognized $6.9 million, $6.1 million and $11.2 million in 2001, 2000 and 1999, respectively, under this arrangement. The decrease in 2000 as compared with 1999 primarily related to a $5.0 million positive adjustment related to a royalty audit recovery in 1999.

        DepoCyt®    In the fourth quarter 2000, we recognized a license fee of $3.5 million upon the resumption of phase 4 clinical trials for DepoCyt® in December 2000. In the second quarter 1999, we recognized a license fee of $9.7 million upon the grant of a European and Canadian DepoCyt® license to SkyePharma plc in April 1999.

        Glaxo    In March 2000, we granted Glaxo Group Limited (now part of GlaxoSmithKline plc) rights under certain of our hepatitis C virus patents, for which we recognized a license fee in the first quarter 2000.

        Japan Tobacco    In January 2001, we granted Japan Tobacco, Inc. rights under certain of our hepatitis C virus patents. The agreement provides for the payment of a license fee, which we received and recognized as revenue in the first quarter 2001.

        Zarix    In January 2001, we granted Zarix Incorporated rights under our recombinant protein technology, for which we recognized a license and technology transfer fee in the second quarter 2001.

        Bristol-Myers Squibb    In July 2001, we granted Bristol-Myers Squibb Company rights under certain of our hepatitis C virus patents, for which we recognized a license fee in the third quarter 2001.

        Schering    In October 2001, we granted Schering AG rights relating to the technology used in the manufacturing of Hirudin, for which we recognized a license fee in the fourth quarter 2001.

        The balance of royalty and license fee revenues recognized in our biopharmaceuticals segment consisted of various other agreements, which individually were not material.

        Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. Also, the license agreements typically provide for certain milestone payments and various royalties on future product sales if the licensees commercialize a product using our technology. However, we have no assurance that the licensees will meet their development objectives or commercialize a product using our technology. In addition, our ability to generate additional royalty and license fee revenues may depend, in part, on our ability to market and capitalize on our technologies. We have no assurance that we will be able to do so or that future royalty and license fee revenues will not decline.

        Other revenues    Our biopharmaceuticals segment recognized other revenues of $19.7 million, $16.4 million and $14.9 million in 2001, 2000 and 1999, respectively.

        Contract manufacturing revenues    Our biopharmaceuticals segment recognized contract manufacturing revenues of $16.1 million in 2001 and $13.3 million for both 2000 and 1999, respectively. The increase resulted from the level of activity and the timing of contract manufacturing activities.

        Other    In the fourth quarter 2001, we recognized $2.0 million related to a royalty audit recovery.

        The balance of other revenues recognized in our biopharmaceuticals segment consisted of various other arrangements, which individually were not material.

        Other revenues recognized in our biopharmaceuticals segment may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. We cannot guarantee that we will be successful in obtaining additional revenues or that these revenues will not decline.

        Gross profit    Biopharmaceutical gross profit as a percentage of net product sales was 71%, 70% and 68% in 2001, 2000 and 1999, respectively. The increase in biopharmaceutical gross profit margins in 2001 as compared with 2000 primarily related to a more favorable mix of biopharmaceutical product sales, including TOBI®, offset by a decrease in gross profit margins caused by the timing of Betaseron® shipments. The increase in biopharmaceutical gross profit margins in 2000 as compared with 1999 primarily related to a favorable mix of biopharmaceutical product sales.

        We are obligated to pay royalties on sales of certain therapeutic products in the U.S. and in Europe to the former limited partners of Cetus Healthcare Limited Partnership (see Note 12, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements). One of these agreements expired on December 31, 2001. As a result, we expect gross profit margins in 2002 to be slightly higher than 2001. However, biopharmaceutical gross profit percentages may fluctuate significantly in future periods as the biopharmaceutical product and customer mixes change.

        Research and development    Our biopharmaceuticals segment recognized research and development expenses of $265.9 million, $221.8 million and $214.1 million in 2001, 2000 and 1999, respectively. The increase in research and development spending in 2001 as compared with 2000 was due to the furtherance of our clinical trials related to tifacogin (recombinant Tissue Factor Pathway Inhibitor) for severe sepsis, Proleukin® for HIV and progress in various other development platforms, including those obtained as part of the acquisition of PathoGenesis Corporation on September 21, 2000. In December 2001, we entered into a collaboration agreement with Inhale Therapeutic Systems, Inc. related to, among other things, the development of an inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients. The increases were offset by the conclusion of phase 2 clinical trials for Fibroblast Growth Factor for coronary and peripheral artery diseases and a reduction in gene therapy activities with the sale of the San Diego facility in January 2001 (see "Gain (loss) on sale of assets" below).

        The increase in 2000 as compared with 1999 was due to the furtherance of clinical trials related to Proleukin® for HIV and tifacogin for severe sepsis, offset by the timing of various other clinical trials, including Fibroblast Growth Factor for coronary and peripheral artery diseases. In addition, the acquisition of PathoGenesis contributed research and development expenses of approximately $9.0 million in 2000.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general and administrative    Our biopharmaceuticals segment recognized selling, general and administrative expenses of $79.8 million, $50.1 million and $50.0 million in 2001, 2000 and 1999, respectively. The increase in selling, general and administrative expenses in 2001 as compared with 2000 primarily was due to the acquisition of PathoGenesis Corporation, and increased sales and marketing costs related to the relaunch of DepoCyt® in the first quarter 2001. Selling, general and administrative expenses in 2000 also were affected by our worldwide implementation of an integrated information system in April 1999, offset by a change in the method of allocating certain legal costs to segments. Beginning in 2000, we allocated certain legal costs to the "Other" segment, whereas in 1999, we allocated these certain legal costs to all segments.

Vaccines

        Product sales    We sell pediatric and adult vaccines in Germany, Italy, the United Kingdom, Canada and other international markets. Certain of our vaccine products, particularly our flu vaccine, are seasonal and typically have higher sales in the second half of the year. In addition, we expect Menjugate™ sales to continue to fluctuate as public health authorities potentially adopt broad vaccination programs. Vaccine product sales were $365.8 million, $344.5 million and $208.7 million in 2001, 2000 and 1999, respectively.

        The fluctuations in product sales in 2001 as compared with 2000, and in 2000 as compared with 1999, primarily were due to sales of Menjugate™, our conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C. Menjugate™ sales commenced in 2000 and amounted to $105.6 million and $114.9 million in 2001 and 2000, respectively. During 2001, shipments to the United Kingdom continued and shipments to Canada commenced, which offset the significant shipments that occurred during 2000. In 2000, we shipped $101.5 million of Menjugate™ to the National Health Service under a tender to begin a universal vaccination program in the United Kingdom. We are exploring opportunities for additional Menjugate™ sales in other countries.

        Sales of all other vaccine products were $260.2 million, $229.6 million and $208.7 million in 2001, 2000 and 1999, respectively. Contributing to the increase in 2001 other vaccine product sales as compared with 2000 was an increase in (i) tick-borne encephalitis vaccine sales, attributed to regulatory problems of certain of our competitors, (ii) influenza vaccine sales, as we were the first to the German market this season and (iii) rabies vaccine sales, due to greater market penetration.

        Contributing to the increase in 2000 other vaccine product sales as compared with 1999 was an increase in flu vaccine sales, attributed to (i) increasing demand, (ii) manufacturing problems of certain of our competitors and (iii) the launch of Fluad™, our adjuvanted influenza vaccine, in Germany and Austria. In May 2000, we received approval in certain western European countries to market Fluad™. The 2000 increase also was attributable to the re-launch of our tick-borne encephalitis vaccine. In the first half of 1999, our tick-borne encephalitis vaccine inventory failed to meet manufacturing specifications for purity and a portion of inventory was written off.

        We expect competitive pressures related to many of our vaccine products to continue into the future, primarily as a result of the introduction of competing products into the market, including, but not limited to, new combination vaccines, as listed in Part I, Item 1., "Business—Competition" above.

        Royalty and license fee revenues    Our vaccines segment earns royalties on third party sales of and license fees on several products. The vaccines segment recognized royalty and license fee revenues of $16.5 million, $29.0 million and $30.5 million in 2001, 2000 and 1999, respectively.

        SmithKline Beecham    An agreement with SmithKline Beecham (now part of GlaxoSmithKline plc) provides for royalties on sales of certain vaccine products. Under this agreement, we recognized $6.1 million, $7.0 million and $7.3 million of such royalties in 2001, 2000 and 1999, respectively. The decreases in 2001 as compared with 2000, and in 2000 as compared with 1999, primarily were due to a decrease in GlaxoSmithKline sales due to competitive vaccine products.

        Other    In 2001, 2000 and 1999, we recognized $10.4 million, $19.0 million and $23.2 million, respectively, of royalty revenues primarily on third party sales of hepatitis B virus vaccine products. The decrease in 2001 as compared with 2000, and in 2000 as compared with 1999, primarily related to a decrease in sales of hepatitis B virus vaccine products due to competitive multivalent hepatitis B virus vaccine products. In addition, certain terms of one of the hepatitis B virus arrangements expired in the third quarter 2001. The decrease in 2000 as compared with 1999 also related to a hepatitis A virus royalty arrangement, which expired in 1999, and, to a lesser extent, a rabies royalty arrangement, which expired in the second quarter 1999.

        The balance of royalty and license fee revenues recognized in our vaccines segment in 2000 consisted of another agreement, which was not material.

        Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license fee revenues may depend, in part, on our ability to market and capitalize on our technologies. We have no assurance that we will be able to do so or that future royalty and license fee revenues will not decline.

        Other revenues    Our vaccines segment recognized other revenues of $20.9 million, $21.7 million and $27.3 million in 2001, 2000 and 1999, respectively.

        Commission revenues    We earn commission revenues on sales of hepatitis B virus vaccine products. Previously, we also earned commission revenues on sales of immunoglobulin products. The immunoglobulin arrangement expired on December 31, 2000. Commission revenues were $2.6 million, $7.7 million and $13.9 million in 2001, 2000 and 1999, respectively. The decrease in commission revenues in 2001 as compared with 2000, and in 2000 as compared with 1999, primarily related to a decrease in sales of hepatitis B virus vaccine products due to competitive multivalent hepatitis B virus vaccine products.

        National Institutes of Health    In the second quarter 2000, we entered into an agreement with the U.S. National Institutes of Health to advance our HIV vaccine program into human clinical trials. Under this arrangement, we could receive $23.2 million over five years. Under a supplemental arrangement, we may perform other work related to the National Institutes of Health's HIV vaccine program on a contract-by-contract basis. We recognized $9.9 million and $2.0 million in 2001 and 2000, respectively, under this arrangement.

        The balance of other revenues recognized in our vaccines segment consisted of various other arrangements, which individually were not material.

        Other revenues recognized in our vaccines segment may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. We cannot guarantee that we will be successful in obtaining additional revenues or that these revenues will not decline.

        Gross profit    Vaccines gross profit as a percentage of net product sales was 63%, 65% and 52% in 2001, 2000 and 1999, respectively. The decrease in vaccine gross profit margins in 2001 as compared with 2000 primarily related to sales of Menjugate™, including the fourth quarter 2001 commencement of royalties based on Menjugate™ sales paid to Novartis AG under the December 1995 Limited Liability Company Agreement (see Note 8, "Related Party Transactions," in the Notes to Consolidated Financial Statements), offset by a favorable mix of other vaccine product sales. The increase in vaccine gross profit margins in 2000 as compared with 1999 primarily related to (i) sales of Menjugate™, (ii) manufacturing efficiencies resulting from increased production and (iii) a favorable mix of other vaccine product sales. We recorded a significantly higher gross profit on 2000 Menjugate™ sales, because a significant portion of Menjugate™ production occurred in 1999. As we had not received approval to market Menjugate™ at the end of fiscal year 1999, we expensed manufacturing costs to research and development.

        Vaccines gross profit percentages may fluctuate significantly in future periods as the vaccines product and customer mixes change.

        Research and development    Our vaccines segment recognized research and development expenses of $61.7 million, $62.3 million and $72.5 million in 2001, 2000 and 1999, respectively.

        The decrease in research and development spending in 2001 as compared with 2000 primarily was due to the timing of clinical trials related to our various vaccine programs, partially offset by some spending under our collaboration agreement with Rhein Biotech N.V. and GreenCross Vaccine Corporation. In April 2001, we entered into a collaboration agreement with Rhein Biotech and GreenCross Vaccine to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. Under the collaboration agreement, we share the research and development expenses, which actually began in the first quarter 2001, with Rhein Biotech and GreenCross Vaccine. The collaboration agreement also requires capital commitments from Chiron, Rhein Biotech and GreenCross Vaccine (see "Liquidity and Capital Resources—Sources and uses of cash" below).

        The decrease in research and development spending in 2000 as compared with 1999 primarily was due to receipt of approval for sales of Menjugate™ in March 2000, as discussed in "Gross profit" above, offset by increased spending due to the furtherance of clinical trials related to our various vaccine programs.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general and administrative    Our vaccines segment recognized selling, general and administrative expenses of $78.2 million, $76.1 million and $79.5 million in 2001, 2000 and 1999, respectively. The increase in selling, general and administrative expenses in 2001 as compared with 2000 primarily was due to commissions recognized under a co-marketing and co-promotion agreement with Aventis Pasteur MSD related to Menjugate™ and Fluad™. Under the Aventis Pasteur agreement, Aventis Pasteur distributes, markets and sells (co-markets) Menjugate™ under its own label in Europe, excluding the United Kingdom and Ireland. Aventis Pasteur also assists us in marketing and sales efforts (co-promotion) related to Menjugate™ in the United Kingdom and Ireland. Aventis Pasteur similarly co-markets and co-promotes Fluad™ in Europe. Co-promotion commissions to Aventis Pasteur amounted to $6.6 million and $2.0 million in 2001 and 2000, respectively.

        The decrease in selling, general and administrative expenses in 2000 as compared with 1999 was due to (i) a change in the method of allocating certain legal costs to segments, as discussed previously, offset by an increase in selling, general and administrative expenses due to (ii) the re-launch of our tick-borne encephalitis vaccine product in the first quarter 2000 and (iii) the worldwide implementation of our integrated information system in April 1999.

        Amortization expense    Our vaccines segment recognized amortization expense of $8.3 million, $8.1 million and $9.6 million in 2001, 2000 and 1999, respectively. In the second quarter 1998, we acquired the remaining 51% interest in Chiron Behring from Hoechst AG and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to acquired intangible assets and goodwill. Acquired intangible assets included the fair value of trademarks, patents and customer lists, which we are amortizing on a straight-line basis over 6 to 20 years. Acquired intangible assets also included the assembled workforce, which we were amortizing on a straight-line basis over 20 years. We were amortizing goodwill on a straight-line basis over 20 years. As circumstances dictate, we evaluate the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values.

        As discussed in "New Accounting Standards" below, we implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. The goodwill and assembled workforce amortization expense was $2.4 million, $2.5 million and $2.8 million in 2001, 2000 and 1999, respectively.

Blood testing

        Product sales    Our blood testing segment recognized product sales of $68.7 million, $43.1 million and $25.4 million in 2001, 2000 and 1999, respectively.

        Nucleic acid testing    Under a collaboration agreement with Gen-Probe Incorporated, we are jointly participating in new assay and instrument research and development. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using transcription-mediated amplification technology. Worldwide product sales related to tests and instruments were $48.4 million, $22.4 million and $7.0 million in 2001, 2000 and 1999, respectively.

        Chiron sells directly in the U.S., Australia and various European markets.We also have contracts with various agencies and distributors worldwide. In addition, evaluation studies are being conducted to consider the adoption of nucleic acid testing for blood screening in additional countries. We recognize product revenues based on the details of each contract.

        In the U.S., we recognized revenues from sales of nucleic acid tests under an Investigational New Drug application beginning in the second quarter 1999. In the third quarter 2000, we assumed primary account responsibility for a key U.S. customer, which resulted in increased product sales. In the third quarter 2001, all of our U.S. customers renewed their agreements, most with moderate price increases, for nucleic acid testing products. On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix™ HIV-1/ HCV Assay. We expect that commercial pricing for sales of the Procleix™ HIV-1/ HCV Assay to our U.S. customers will result in a significant increase in revenue recognized in 2002 from such sales.

        Outside the U.S., the French government adopted nucleic acid testing for blood screening effective July 2001. As a result, we began recognizing revenues from the commercial sales of assays and instruments and the provision of services.

        In Australia, we signed, and began recognizing revenue under, an exclusive contract with the Australian Red Cross Blood Service to provide blood testing products for nucleic acid testing screening in the fourth quarter 1999.

        Ortho-Clinical Diagnostics    Under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens for immunodiagnostic products. We recognized product sales under this contract of $20.3 million, $20.7 million and $18.4 million in 2001, 2000 and 1999, respectively. The fluctuations between 2001 and 2000, as well as 2000 and 1999, primarily were due to the timing of manufacturing services.

        Under a June 2001 agreement among Chiron, Ortho-Clinical Diagnostics, Inc. and Bayer Corporation, Chiron will manufacture bulk antigens for Ortho-Clinical Diagnostics, Inc. for inclusion in products to be sold by Bayer.

        We expect competitive pressures related to our blood testing products to continue into the future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1. "Business-Competition" above.

        Equity in earnings of unconsolidated joint businesses    Our share of earnings from our joint business with Ortho-Clinical Diagnostics, Inc. was $84.5 million, $84.2 million and $78.1 million in 2001, 2000 and 1999, respectively. The increase in 2000 as compared with 1999 primarily was due to increased profitability of Ortho-Clinical Diagnostics' foreign affiliates.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our blood testing segment recognized total collaborative agreement revenues of $11.2 million, $11.7 million and $9.9 million in 2001, 2000 and 1999, respectively. Under the Ortho-Clinical Diagnostics, Inc. contract, we conduct research and development services related to immunodiagnostic products. Our blood testing segment recognized collaborative agreement revenues related to immunodiagnostic products of $11.1 million, $10.1 million and $8.3 million in 2001, 2000 and 1999, respectively. The fluctuations between 2001 and 2000, and 2000 and 1999, primarily were due to the timing of research services.

        The balance of collaborative agreement revenues recognized in our blood testing segment, not related to the Ortho-Clinical Diagnostics contract, consisted of various other agreements, which individually were not material.

        Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative agreement revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. We have no assurance that new relationships will be established or that current collaborative agreement revenues will not decline.

        Royalty and license fee revenues    Our blood testing segment earns royalties on third party utilization of our hepatitis C virus and HIV patents for use in blood screening, as well as third party sales of hepatitis C virus and HIV immunodiagnostic and probe diagnostic products. The blood testing segment recognized royalty and license fee revenues of $20.6 million in 2001.

        F. Hoffmann La-Roche settlement    In October 2000, we entered into three license agreements with F. Hoffmann La-Roche Limited and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV intellectual property. Two agreements relate to in vitro diagnostic products. See "Other—Royalty and license fee revenues" below. The third agreement for blood screening was superseded in May 2001 by two new agreements, one for each of hepatitis C virus and HIV. Revenues under these agreements were $18.1 million in 2001. Our blood testing segment did not recognize any royalty and license fee revenues during 2000 under these agreements. Royalties will continue under these new agreements through the lives of the hepatitis C virus and HIV patents covering F. Hoffmannn La-Roche's nucleic acid testing products. Currently, the applicable issued hepatitis C virus patents begin to expire in 2015 for the U.S. and in 2008 for Europe. Currently, the applicable issued HIV patent in Europe expires in 2005. If and when a patent is issued under pending U.S. applications, the HIV patent life in the U.S. will be seventeen years from the date of issuance.

        Bayer    In June 2001, Chiron and Ortho-Clinical Diagnostics, Inc. entered into an agreement with Bayer Corporation. Under this agreement, Bayer will manufacture and sell certain of Ortho-Clinical Diagnostics' hepatitis C virus and HIV immunodiagnostic products for use on Bayer's instrument platforms. Bayer paid us a license fee of $45.3 million, which we deferred (due to our continuing manufacturing obligations) and began recognizing as revenue in the third quarter 2001. We will recognize the remaining amount ratably through 2010.

        Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license fee revenues may depend, in part, on our ability to market and capitalize on our technologies. We have no assurance that we will be able to do so or that future royalty and license fee revenues will not decline.

        Gross profit    Blood testing gross profit as a percentage of net product sales was 28%, 30% and 8% in 2001, 2000 and 1999, respectively. The decrease in blood testing gross profit margins in 2001 as compared with 2000 primarily related to payments to Gen-Probe Incorporated upon resolution of certain contractual disputes in the fourth quarter 2001, as discussed in Part I, Item 1. "Legal Proceedings" above. This decrease was offset by proportionately higher sales of nucleic acid testing products in 2001 as compared with 2000. In July 2000, we began recognizing nucleic acid testing product sales for one of our key U.S. customers, which previously were recorded as collaborative agreement revenues. In addition, all of our U.S. customers renewed their agreements during the third quarter 2001, most with moderate price increases, for nucleic acid testing products.

        The increase in blood testing gross profit margins in 2000 as compared with 1999 primarily was related to a favorable mix of blood testing product sales. As discussed above, we began recognizing nucleic acid testing product sales for one of our key U.S. customers, which previously were recorded as collaborative agreement revenues, in July 2000. Secondly, our remaining U.S. customers renewed their agreements during the third quarter 2000, which resulted in price increases for nucleic acid testing products. In addition, we recognized nucleic acid testing product sales in 2000 related to Australia.

        Blood testing gross profit percentages may fluctuate significantly in future periods as the blood testing product and customer mixes change.

        Research and development    Our blood testing segment recognized research and development expenses of $17.2 million, $14.9 million and $10.0 million in 2001, 2000 and 1999, respectively. The increase in research and development spending in 2001 as compared with 2000 was due to an increase in development costs related to nucleic acid testing technology, as Chiron and Gen-Probe Incorporated completed submission of data to the U.S. Food and Drug Administration for the Procleix™ instruments and assays in January 2001 (see "Product sales" above). The increase in research and development spending in 2000 as compared with 1999 was due to an increase in development costs related to nucleic acid testing technology.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general and administrative    Our blood testing segment recognized selling, general and administrative expenses of $29.3 million, $21.5 million and $16.6 million in 2001, 2000 and 1999, respectively. The increase in selling, general and administrative expenses in 2001 as compared with 2000 primarily was due to sales and marketing activities associated with the nucleic acid testing business. The increase in selling, general and administrative expenses in 2000 as compared with 1999 primarily was also due to an increase in selling, general and administrative expenses associated with nucleic acid testing technology and, to a lesser extent, our worldwide implementation of an integrated information system in April 1999, partially offset by a change in the method of allocating certain legal costs to segments, as discussed previously. We expect continued growth in selling, general and administrative expenses related to nucleic acid testing technology as we expand our sales opportunities for additional nucleic acid testing adoptions in other countries.

Other

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our other segment recognized collaborative agreement revenues of $9.1 million, $3.0 million and $46.2 million in 2001, 2000 and 1999, respectively, under an agreement with Novartis AG. Under the December 1995 Limited Liability Company agreement (see Note 8, "Related Party Transactions," in the Notes to Consolidated Financial Statements), Novartis agreed to provide, at our request, research funding for certain projects. The funded projects consisted of certain adult and pediatric vaccines, Insulin-like Growth Factor-I, Factor VIII and Herpes Simplex Virus-thymidine kinase. There were two amendments in the past three years. In December 1999, Chiron and Novartis amended this agreement to increase the maximum amount of funding provided by Novartis from $250.0 million to $265.0 million. Based upon a December 2000 amendment, Novartis agreed to fund through December 31, 2001, at our request and subject to certain annual and aggregate limits, up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. This agreement expired on December 31, 2001.

        Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative agreement revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. We have no assurance that new relationships will be established or that current collaborative agreement revenues will not decline.

        Royalty and license fee revenues    Our other segment earns royalties on third party sales of and license fees on several products. Our other segment recognized royalty and license fee revenues of $101.3 million, $110.6 million and $60.0 million in 2001, 2000 and 1999, respectively.

        Hepatitis C Virus and HIV    Our other segment earns royalties and license fees related to the use of our hepatitis C virus and HIV patents by various third parties. Our other segment's royalty and license fee revenues related to the use of these products consisted of the following:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Royalty revenues	$60,651	$11,119	$5,088
License fee revenues	38,333	73,167	39,167

	$98,984	$84,286	$44,255

        F. Hoffmann La-Roche settlement    In October 2000, we entered into three license agreements with F. Hoffmann La-Roche Limited related to the settlement of litigation in the U.S. and certain other countries for use of our hepatitis C virus and HIV nucleic acid testing intellectual property for use in clinical diagnostics.

        Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to F. Hoffmann La-Roche's use of our hepatitis C virus patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to F. Hoffmann La-Roche's use of our hepatitis C virus patent in its in vitrodiagnostic products, which commenced in the first quarter 2001.

        Under the HIV agreement, we received $10.0 million in the fourth quarter 2000, which we deferred, and received $10.0 million in the first quarter 2001. These amounts included a refundable license fee and royalties for past sales related to F. Hoffmann La-Roche's use of our HIV patent in its in vitro diagnostic products in Europe. These amounts became nonrefundable in January 2001 when the European Patent Office Board of Technical Appeals upheld our HIV patent. As a result, we recognized the entire $20.0 million as revenue in the first quarter 2001. The agreement also provides for royalties on future sales related to F. Hoffmann La-Roche's use of our HIV patent in its in vitro diagnostic products, which also commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld our HIV patent. We will recognize additional revenue of $10.0 million under this arrangement when and if patents on HIV are issued to us in the U.S.

        Such royalties will continue through the lives of the hepatitis C virus and HIV patents covering F. Hoffmann La-Roche's nucleic acid testing products. Currently, the applicable issued hepatitis C virus patents expire in 2015 for the U.S. and in 2008 for Europe. Currently, the applicable issued HIV patent in Europe expires in 2005. If and when a patent is issued from pending U.S. applications, the HIV patent life in the U.S. will be seventeen years from the date of issuance.

        See "Blood testing—Royalties and license fee revenues" above for a discussion of the third agreement entered into with F. Hoffmann La-Roche in October 2000 and two additional agreements entered into with F. Hoffmann La-Roche in May 2001, which superseded the October 2000 agreement.

        Bayer    In connection with the sale of Chiron Diagnostics to Bayer Corporation, we granted Bayer rights under HIV and hepatitis C virus patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid us a license fee of $100.0 million, which became nonrefundable in decreasing amounts over a period of three years. We recognized license fee revenues in 2001, 2000, and 1999, which represented the portions of the $100.0 million payment that became nonrefundable during those periods. We recognized the remaining revenue in the fourth quarter 2001. In addition, the cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer, which increased in 2001 as compared with 2000, and were consistent in 2000 and 1999.

        Organon Teknika    In January 2001, we granted Organon Teknika BV rights under certain of our HIV patents. The agreement provides for royalties on future sales by Organon Teknika of assays for the detection of nucleic acid sequences for use in in vitro diagnostic (excluding blood screening) products, which commenced in the first quarter 2001.

        Abbott Laboratories    In 1999, we entered into a cross-license agreement with Abbott Laboratories, Inc., under which we granted Abbott Laboratories rights under our hepatitis C virus patents. In exchange for these rights, Abbott Laboratories paid us a license fee, which became nonrefundable and was recognized as revenue in the second quarter 2000. In addition, the cross-license agreement provides for payment of royalties to us on hepatitis C virus products sold by Abbott Laboratories.

        The balance of royalty and license fee revenues for 2001 in the table above consisted of various other agreements, which individually were not material.

        F. Hoffmann La-Roche PCR agreement    Under a July 1991 agreement between F. Hoffmann La-Roche Limited and Cetus Corporation (a company acquired by Chiron), we received royalties on sales of polymerase chain reaction products and services sold by F. Hoffmannn La-Roche and its licensees. In 2001, 2000 and 1999, we recognized $2.4 million, $26.3 million and $15.7 million, respectively, under this agreement. F. Hoffmannn La-Roche's royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter 2000. However, we estimated royalties on polymerase chain reaction product sales based on previous period actual sales. In the following quarter, we recorded an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual polymerase chain reaction product sales for that period. As a result, we recorded the adjustment for the final fourth quarter 2000 royalties in the first quarter 2001. In addition, we recorded a similar positive adjustment of $3.3 million in 2000.

        Royalty and license fee revenues may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license fee revenues may depend, in part, on our ability to market and capitalize on our technologies. We have no assurance that we will be able to do so or that future royalty and license fee revenues will not decline.

        Research and development    In 1999, our other segment recognized research and development expenses of $6.8 million. Research and development spending in our other segment fluctuates based on the timing of license and collaboration agreements. The research and development spending in 1999 included a $5.0 million license fee related to our Fibroblast Growth Factor patent and license agreement with Scios, Inc. Under this agreement, in 1999, we also advanced Scios an additional $7.5 million in exchange for a promissory note, which may be forgiven if certain conditions are met. We may pay an additional $12.0 million in licensing fees if certain development objectives are met.

        Selling, general and administrative    In 2001, 2000 and 1999, our other segment recognized selling, general and administrative expenses of $65.3 million, $72.0 million and $34.8 million, respectively. The decrease in selling, general and administrative expenses in 2001 as compared with 2000 primarily was due to lower patent litigation costs upon substantial conclusion of the F. Hoffmann La-Roche Limited litigation in October 2000 and lower payroll taxes related to stock option exercises during a period of lower average Chiron stock prices. In March 2000, we posted an all-time high in our stock price. The fourth quarter 2000 also included costs associated with the integration of PathoGenesis Corporation. The increase in selling, general and administrative expenses in 2000 as compared with 1999 was due to (i) costs associated with the integration of PathoGenesis, (ii) increased payroll related expenses and patent litigation costs, (iii) our worldwide implementation of an integrated information system in April 1999 and (iv) a change in the method of allocating certain legal costs to segments, as discussed previously.

        Write-off of purchased in-process technologies    The write-off of purchased in-process technologies was $171.6 million in 2000.

        On September 21, 2000, we acquired PathoGenesis Corporation and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to purchased in-process technologies for $171.6 million. We wrote this off entirely in the fourth quarter 2000. The write-off of purchased in-process technologies represented the fair value at the acquisition date, calculated utilizing the income approach, of the portion of certain in-process research and development projects that were not reliant upon core technology. Core technology represents technology that has been utilized in approved or commercialized products. We did not include certain research and development projects deemed too early in terms of completion metrics and any future yet-to-be-defined technologies in the calculation of in-process technologies. We do not anticipate that there will be any alternative future use for the in-process technologies that were written off. In valuing the purchased in-process technologies, we used probability-of-success-adjusted cash flows and a 15% discount rate. We assumed cash inflows from any one in-process product to commence between 2002 and 2008. Based on current information, we believe that the revenue projections underlying the purchase price allocation are substantially accurate. As with all pharmaceutical products, the probability of commercial success for any one research and development project is highly uncertain.

        Amortization expense    Our other segment recognized amortization expense of $38.4 million and $9.6 million in 2001 and 2000, respectively. As discussed above, we acquired PathoGenesis Corporation on September 21, 2000 and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to purchased technologies, acquired intangible assets and goodwill. Purchased technologies represented the fair value of research and development projects, which we will develop further and support after the acquisition date. We are amortizing purchased technology on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents and databases, which we are amortizing on a straight-line basis over 13 to 16 years. Acquired intangible assets also included the assembled workforce, which we were amortizing on a straight-line basis over 5 years. We were amortizing goodwill on a straight-line basis over 15 years. As circumstances dictate, we evaluate the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values.

        As discussed in "New Accounting Standards" below, we implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. The goodwill and assembled workforce amortization expense was $14.7 million and $3.6 million in 2001 and 2000, respectively.

        Restructuring and reorganization We previously recorded restructuring and reorganization charges related to (i) the integration of our worldwide vaccines operations, (ii) the closure of our Puerto Rico and

St. Louis, Missouri facilities and (iii) the ongoing restructuring of our business operations. The integration of our worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in our Italian manufacturing facility, all of which had terminated as of December 31, 2000, and facility-related costs. The closure of our Puerto Rico and St. Louis facilities and the ongoing restructuring of our business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 400 positions in manufacturing, research, development, sales, marketing and other administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

        During 1999, we decided to retain 18 of those 400 positions to support future contract manufacturing activities. Therefore, we adjusted the number of positions for elimination to 382. Again during 2000, we decided to retain 11 of those 382 positions to support future contract manufacturing activities. Therefore, we adjusted the number of positions for elimination to 371. Included in the 371 positions were 36 positions at our Amsterdam facility. We transferred these positions to a buyer in January 2000 (see "Gain (loss) on sale of asset" below) in connection with the December 1999 sale of the Amsterdam facility.

        For the year ended December 31, 2001, we recorded net restructuring and reorganization charges of $0.1 million, which included a charge of $0.3 million and a charge reversal of $0.2 million. The charge of $0.3 million primarily related to revised estimates of termination and other employee-related costs in connection with the elimination of the 371 positions, of which 360 had terminated as of December 31, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

        For the year ended December 31, 2000, we recorded net restructuring and reorganization charge reversals of $0.4 million, which included a charge reversal of $0.6 million and a charge of $0.2 million. The charge reversal of $0.6 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the retention of 11 of the 382 positions. As described above, we adjusted the number of positions for elimination to 371, of which 356 had terminated as of December 31, 2000. The charge of $0.2 million primarily related to revised estimates of facility-related costs.

        For the year ended December 31, 1999, we recorded net restructuring and reorganization charges of $0.2 million, which included a charge of $3.9 million and a charge reversal of $3.7 million. The charge of $3.9 million primarily related to termination and other employee-related costs recognized in connection with the elimination of 28 positions at our Italian manufacturing facility, of which 24 of these positions had terminated as of December 31, 1999. The charge reversal of $3.7 million related to (i) revised estimates of facility-related accruals recorded in connection with the closure of the St. Louis facility and (ii) revised estimates of termination and other employee-related costs recorded in connection with the transfer of 36 positions at our Amsterdam facility to the buyer and the retention of 18 of the 400 positions. As described above, we adjusted the number of positions for elimination to 382, of which 319 had terminated as of December 31, 1999.

        We expect to substantially settle the restructuring and reorganization accruals within one to six years of accruing the related charges. We expect employee and facility-related cost savings due to these restructuring activities in cost of sales, research and development expense and selling, general and administrative expense through 2008. We believe that we have begun to achieve these cost savings.

        Other operating expenses    In 1999, we recognized a reduction in other operating expenses of $13.4 million resulting from a reversal in estimated tax accruals related to certain employee payments recorded in 1995. We entered into tax indemnification agreements with certain officers and accrued an amount based upon the officers' related notional excise tax obligation. As the statute of limitations expired, based upon the officers' tax return filing dates, we reversed the related excise tax accrual to the extent that claims were not made against it.

        Gain (loss) on sale of assets    In January 2001, we sold various assets of our San Diego facility, resulting in a net gain of $2.4 million. In February 2000, we sold substantially all assets of an Australian subsidiary, resulting in a net loss of $0.2 million. In December 1999, we sold our manufacturing facility in Amsterdam, resulting in a gain of $0.9 million.

        Gain on sale of intangible assets    In December 1999, we sold certain assets that we had developed or acquired in connection with the research and development of a Cytomegalovirus vaccine to Aventis Pasteur MSD and recognized a gain of $7.5 million.

        Interest expense    In 2001, 2000 and 1999, we recognized interest expense of $7.5 million, $12.8 million and $23.9 million, respectively. The decrease in interest expense in 2001 as compared with 2000 primarily was due to the conversions of $253.8 million of the 1.90% convertible debentures to common stock in October 2000 and $98.4 million of the 5.25% convertible debentures to common stock in May 2000, offset by interest expense recognized on the Liquid Yield Option Notes that were issued in June 2001. The decrease in interest expense in 2000 as compared with 1999 primarily was due to the convertible debenture conversions discussed previously, as well as the repayment of the note payable to Novartis AG on January 4, 2000.

        Other income, net    Other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. In 2001, 2000 and 1999, we recognized interest income of $51.6 million, $84.5 million and $83.8 million, respectively. The decrease in interest income in 2001 as compared with 2000 primarily was due to lower average interest rates, partially offset by higher average cash and investment balances following the $401.8 million received upon issuance of the Liquid Yield Option Notes in June 2001. We do not expect interest income in the following periods to be commensurate with 2000 due to lower interest rates. The increase in interest income in 2000 as compared with 1999 was due to gains realized on the termination of currency swaps related to our German subsidiary and higher average interest rates.

        We invest in a diversified portfolio of financial investments, including debt and equity securities. The price of these securities is subject to significant volatility. We perform periodic reviews for temporary or other-than-temporary impairment of our securities and record adjustments to the carrying values of those securities accordingly. Generally, we believe that an investment is impaired if its market value has been below its carrying value for each trading day in a six-month period, at which point we write-down the investment. In 2001, 2000 and 1999, we recognized losses attributable to the other-than-temporary impairment of certain of these debt and equity securities of $5.5 million, $5.0 million and $1.7 million, respectively. Based upon the six-month review of our equity securities through February 28, 2002, we anticipate that, for the first quarter 2002, we may recognize losses attributable to the other-than-temporary impairment of certain equity securities of $3.6 million. In 2001, 2000 and 1999, we recognized gains of $8.7 million, $3.2 million and $3.8 million, respectively, related to the sale of certain equity securities. In 2000, we recognized a net loss of $3.7 million related to the sale of certain debt securities. In addition, in 1999, we recognized an unrealized gain of $3.4 million related to equity securities classified as trading.

        On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein's gross profit, through 2003. We received $2.5 million and $2.9 million in 2001 and 2000, respectively.

        In January 2000, we hedged a portion of our exposure to the British pound related to Menjugate™ sales. We settled this hedging contract upon substantial conclusion of Menjugate™ sales in the United Kingdom in the second quarter 2000. This settlement resulted in a gain of approximately $5.4 million.

        Income taxes    The reported effective tax rate for 2001 was 31.4% of pretax income from continuing operations, which reflects the amortization of goodwill and acquired identifiable intangible assets related to the PathoGenesis Corporation acquisition. The reported effective tax rate for 2000 was 84.4% of pretax income from continuing operations. The adjusted annual tax rate was 32.0% of pretax income from continuing operations, when taking into account (i) the write-off of purchased in-process technologies and amortization expense on goodwill and acquired identifiable intangible assets related to the PathoGenesis acquisition and (ii) $34.0 million of past royalty revenues related to the F. Hoffmann La-Roche Limited settlement. The decrease in the adjusted annual tax provision in 2001 as compared with 2000 primarily was due to increases in the amount of tax credits utilized in 2001 as compared with 2000, as well as increases in the tax benefits derived from export sales activities.

        Our reported effective tax rate for 1999 was 18.0% of pretax income from continuing operations. The adjusted annual tax rate was 26.3% of pretax income from continuing operations, when adjusted for the impact of the reversal of a prior year valuation allowance, which resulted in the recognition of additional domestic deferred tax benefits of $12.9 million. The increase in the adjusted annual tax provision in 2000 as compared with 1999 primarily was due to an increase in income earned in foreign countries with marginal income tax rates higher than the marginal U.S. income tax rate, coupled with a decrease in net operating loss carryforwards available to offset such foreign income.

        The effective tax rate may be affected in future periods by changes in estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

        Discontinued operations    In a strategic effort to focus on our core businesses of biopharmaceuticals, vaccines and blood testing, we completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. The "Gain (loss) on disposal of discontinued operations" consisted of the following as of December 31:

	2001	2000	1999
	(In thousands)
Reversal of reserves for retention and severance obligations	$1,600	$—	$—
Reversal of reserves for indemnity obligations	1,500	2,190	8,305
Gain on the sale of real estate assets	1,644	—	1,873
Other	—	(708)	1,563
Income tax benefit (provision)	534	(9,070)	20,432

	$5,278	$(7,588)	$32,173

        Chiron Diagnostics    Under the terms of the Bayer Corporation agreement, we were responsible for retention and severance payments to specific U.S. and international employees. Accordingly, we reserved for such retention and severance obligations. In 2001, we reversed approximately $1.6 million reserved for retention and severance obligations based upon a final reconciliation from Bayer. We recorded this amount as a component of "Gain (loss) on disposal of discontinued operations."

        Chiron Vision    Under the terms of the Bausch & Lomb Incorporated agreement related to the sale of Chiron Vision, we provided customary indemnities. Accordingly, we reserved for such contractual obligations to indemnify Bausch & Lomb against certain potential claims. In 2001, we reversed the remaining reserves of $1.5 million upon the sale of the remaining real estate assets, as discussed below. In 2000 and 1999, we reversed approximately $2.2 million and $8.3 million, respectively, of such reserves as such obligations had expired unused. We recorded these amounts as components of "Gain (loss) on disposal of discontinued operations."

        We retained certain Chiron Vision assets, including certain Chiron Vision real estate assets with a carrying value of $25.1 million, upon the completion of the sale. In July 1999, we sold a portion of the real estate assets and recognized a net gain on the sale of these assets of $1.9 million. In April 2001, we sold the remaining real estate assets and recognized a net gain on the sale of these assets of $1.6 million. We recorded these amounts as components of "Gain (loss) on disposal of discontinued operations."

        Income taxes    In connection with the sale of Chiron Diagnostics and Chiron Vision, we recorded cumulative net deferred tax assets of $23.7 million and $26.5 million in 2001 and 2000, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. We also recorded corresponding valuation allowances of $23.7 million and $26.5 million in 2001 and 2000, respectively, to offset these deferred tax assets, as we believe that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. We will report the future recognition of these deferred tax assets as a component of "Gain (loss) on disposal of discontinued operations."

        "Gain (loss) on disposal of discontinued operations" included an income tax benefit (provision) of $0.5 million, ($9.1) million and $20.4 million in 2001, 2000 and 1999, respectively. The tax benefit in 2001 related to the reversal of reserves and valuation allowances against deferred tax assets that were set up at the time of the sale, as discussed above. The tax provision in 2000 resulted from the 1999 estimated tax provision to tax return true-up adjustment on the Chiron Diagnostics final purchase price adjustment. The tax benefit in 1999 included the utilization of additional foreign sales corporation benefits and foreign tax credits resulting from the 1998 estimated tax provision to tax return true-up adjustments for Chiron Diagnostics and Chiron Vision.

New Accounting Standards

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (which we will refer to as "SFAS" in this section) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale. SFAS 144 also supercedes the business segment concept in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations. We adopted the provisions of SFAS 144 effective January 1, 2002. We believe that the implementation of the impairment provisions of this standard will not have a material effect on our results of operations and financial position, since the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this standard for assets held for sale or other disposal generally are required to be applied prospectively. Therefore, we cannot determine the potential effects that adoption of SFAS 144 as it relates to assets held for sale or other disposal will have on our financial statements.

        In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is superceded by SFAS 144 as discussed above.

        We adopted the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002.

        SFAS 141 required, upon adoption of SFAS 142, that we evaluate our existing intangible assets and goodwill that we acquired in a purchase business combination prior to June 30, 2001, and make any necessary reclassifications to conform with the new criteria in SFAS 141. As a result, we reclassified assembled workforce with a net carrying value of $7.8 million to goodwill on January 1, 2002.

        Upon adoption of SFAS 142, we also began reassessing the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations, and are required to make any necessary amortization period adjustments by the end of the first quarter 2002. In addition, if an intangible asset is identified as having an indefinite useful life, we must test the intangible asset for impairment in accordance with SFAS 142 by March 31, 2002. We will measure any impairment loss as of January 1, 2002 and recognize it as the cumulative effect of a change in accounting principle in the first quarter 2002. Based upon our review to date, we do not anticipate any adjustments to amortization periods.

        In connection with the transitional goodwill impairment evaluation, SFAS 142 adoption requires us to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, we identified our reporting units as of January 1, 2002. We are in the process of determining the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step must be completed as soon as possible, but no later than December 31, 2002. We will recognize any transitional impairment loss as the cumulative effect of a change in accounting principle.

        In addition, we must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations.

        At December 31, 2001, we had unamortized goodwill (including assembled workforce) of $232.6 million. Amortization expense related to goodwill (including assembled workforce) was $17.1 million for the year ended December 31, 2001. Based upon our review to date, we do not anticipate any transitional impairment losses.

        In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We must adopt the provisions of SFAS 143 effective January 1, 2003, with earlier application encouraged. We are currently analyzing the effect, if any, the adoption of this standard will have on our financial statements.

        We understand that the Financial Accounting Standards Board is considering new rules on the accounting for certain off-balance sheet lease financing. Such rules may require that, among other things, certain off-balance sheet lease financing be recorded on the balance sheet. The Financial Accounting Standards Board expects to issue the new rules in April 2002. As new information is released, we will continue to monitor the impact of these rules on our June 1996 lease agreement (see "Liquidity and Capital Resources—Commitments" below).

Liquidity and Capital Resources

        Our capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings and issuance of common stock. Our cash and investments in marketable debt securities, which totaled $1,302.0 million at December 31, 2001, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

        Sources and Uses of Cash    We had cash and cash equivalents of $320.7 million and $167.0 million at December 31, 2001 and 2000, respectively.

        Operating activities    In 2001, net cash provided by operating activities was $262.0 million as compared with $373.4 million in 2000. The decrease in cash provided by operating activities largely was due to (i) higher tax payments, (ii) the timing of royalty and license fee payments under the F. Hoffmann La-Roche Limited settlement agreements (see "Blood testing—Royalty and license fee revenues" and "Other—Royalty and license fee revenues" above) and (iii) $13.9 million of cash received upon the settlement of a cross currency interest rate swap in 2000. We made $134.8 million ($49.6 million domestic and $85.2 million foreign) in tax payments in 2001 as compared with $9.9 million in 2000. Domestic tax payments in 2001 included approximately $39.8 million related to the filing of our fiscal year 2000 tax return in September 2001. Foreign tax payments in 2001 primarily related to tax payments made by our Italian subsidiary. Our Italian subsidiary posted profits in both 2000 and 2001, and is taxed at a substantially higher tax rate than our domestic and other foreign subsidiaries. As a result, our Italian subsidiary made significant tax payments in 2001. The decrease in cash provided by operating activities was offset partially by a $45.3 million license fee payment received from Bayer Corporation in June 2001, as discussed in "Blood testing—Royalty and license fee revenues" above.

        Unutilized net operating loss carryforwards and federal business credits attributed to the acquisition of PathoGenesis Corporation amounted to approximately $30.4 million and $6.0 million, respectively, and are available to offset future domestic taxable income through 2007. As a result, we do not expect domestic tax payments in following years to be commensurate with those in 2000.

        We anticipate that research and development expenditures in 2002 will increase due to the research and development activities related to Proleukin® for HIV, as well as advances in research and development platforms acquired from PathoGenesis in September 2000. Net cash from operating activities will fund these research and development activities.

        Investing activities    In 2001, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $987.3 million, capital expenditures of $64.9 million, purchases of equity securities and interests in affiliated companies of $14.9 million, cash paid for acquisition costs of PathoGenesis Corporation of $9.9 million and other uses of cash of $5.5 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $681.6 million, proceeds from the sale of assets of $8.2 million, proceeds from the sale of equity securities and interests in affiliated companies of $15.1 million and payments received on notes receivable of $6.4 million.

        In February 2001, our Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a parking structure and a research and development facility (including a supporting central utility facility) in Emeryville, California. Related to the parking structure, we had committed to $17.9 million in design and construction services, under which we had incurred costs of $8.4 million, as of December 31, 2001. Related to the research and development facility, we are evaluating various financing alternatives to fund this expansion. We expect to begin construction on the research and development facility in the second half of 2002. See also discussion under "Commitments" below.

        Based on current estimates provided in the April 2001 agreement with Rhein Biotech N.V. and GreenCross Vaccine Corporation (see "Results of Operations—Vaccines—Research and Development" above), we committed approximately 24.4 million Euro ($21.5 million at December 31, 2001), primarily for the expansion of our Italian manufacturing facilities. These expenditures began in the fourth quarter 2001 and are expected to continue through 2008. We currently are evaluating various financing alternatives to fund this expansion.

        The purchases of equity securities and interests in affiliated companies consisted of a $5.3 million capital contribution under a 2001 limited partnership agreement, a $6.6 million capital contribution under a 2000 limited partnership agreement and a $3.0 million capital contribution under a joint venture agreement. Under the 2001 limited partnership agreement, we will pay $15.0 million over ten years, of which $5.3 million was paid through December 31, 2001, for a 6.35% ownership percentage. Under the 2000 limited partnership agreement, we will pay $25.0 million over five years, of which $13.5 million was paid through December 31, 2001, for a 23.19% ownership percentage. We account for both the 2001 and 2000 limited partnership investments under the equity method of accounting. Under the joint venture agreement, we invested in a Singapore-based joint venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic and vaccine products (see also "Results of Operations—Biopharmaceuticals—Collaborative agreements revenues" above). Since inception we have invested $8.0 million, which we have written off entirely due to the early stage of S*BIO's research and development activities, for a 19.9% ownership interest. We account for the investment on the cost method. Based upon the current agreement, we are not obligated to make any further investments in S*BIO.

        In April 2001, we sold the remaining Chiron Vision real estate assets for $3.3 million in cash. In January 2001, we sold various assets of our San Diego facility for $4.9 million in cash.

        The $6.4 million of payments received on notes receivable related to amounts collected under an April 1999 biopharmaceutical license agreement and a February 2000 agreement to sell substantially all assets of our Australian subsidiary to Mimotopes.

        In 2000, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $3.6 billion, cash paid to purchase PathoGenesis of $720.7 million, capital expenditures of $54.4 million and purchases of equity securities and interests in affiliated companies of $27.4 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $4.1 billion, proceeds from the sale of assets of $1.0 million, proceeds from the sale of equity securities and interests in affiliated companies of $5.0 million, payments received on a note receivable of $3.2 million and other sources of cash of $58.5 million. In 2000, we paid approximately $720.7 million to purchase the outstanding shares of common stock of PathoGenesis at $38.50 per share. The purchases of equity securities and interests in affiliated companies primarily consisted of a $5.0 million capital contribution under the joint venture agreement with S*BIO (which, as discussed above, we wrote off entirely due to the early stage of S*BIO's research and development activities), a $6.9 million capital contribution under the 2000 limited partnership agreement and a $13.9 million payment to purchase common stock upon the exercise of warrants.

        Financing activities    In 2001, net cash provided by financing activities consisted of $401.8 million in proceeds from the issuance of the Liquid Yield Option Notes, $65.7 million in proceeds from the reissuance of treasury stock (primarily related to stock option exercises and employee stock purchases) and $8.2 million in proceeds from put options. Cash provided by financing activities was offset by $9.9 million for the payment of issuance costs on the Liquid Yield Option Notes, $201.0 million for the acquisition of treasury stock, $1.4 million for the repayment of debt and $0.6 million for the repayment of short-term borrowings.

        We issued zero coupon Liquid Yield Option Notes in June 2001 for proceeds of $401.8 million. The Liquid Yield Option Notes mature on June 12, 2031. At the option of the holder, we may be required to redeem all or a portion of the Liquid Yield Option Notes on June 12, 2004 and 2006, and every five years thereafter. In addition, upon a change in control of Chiron occurring on or before June 12, 2006, each holder may require us to purchase all or a portion of such holder's Liquid Yield Option Notes for cash at a price equal to 100% of the issue price for such Liquid Yield Option Notes plus any accrued original issue discount and contingent additional principal (and accrued original issue discount thereon) to the date of purchase.

        Our Board of Directors authorized the repurchase of our common stock on the open market to offset the dilution associated with the operation of our stock option and employee stock purchase plans and the granting of share rights. In 2001, our Board of Directors approved a total 10.0 million share increase. The Board has authorized such repurchases through December 31, 2002. As of December 31, 2001, we may repurchase up to an additional 6.4 million shares of our common stock.

        In January 2001, we initiated a put option program to complement our ongoing stock repurchase program. Under this program, we enter into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell us a specified number of shares at a specified price on a specified date. For the year ended December 31, 2001, we collected premiums of $8.2 million and, for contracts that expired, purchased 0.4 million shares in connection with the put option program. As of December 31, 2001, we have an outstanding contract with a third party to sell put options on Chiron stock, entitling the holder to sell us 0.3 million shares. The option expires in March 2002 and has an exercise price of $45.88 per share. The contract provides that if the price of Chiron's stock is at or below $10.00 before the contract expires, the third party can exercise the option.

        In 2000, net cash used in financing activities consisted of $314.4 million for the acquisition of treasury stock, $71.1 million for the repayment of debt, including the note owed to Novartis AG, and $18.9 million related to short-term borrowings. Cash used in financing activities was offset by $74.7 million in proceeds from the reissuance of treasury stock and the issuance of common stock, primarily related to stock option exercises and employee stock purchases.

        On April 4, 2000, our Board of Directors authorized management to call for redemption the outstanding $100.0 million 5.25% convertible subordinated debentures. In 2000, debentures with a face value of $98.4 million were converted into 3.2 million shares of our common stock, at a conversion price of $30.83 per share. The remaining unconverted debentures were redeemed in cash.

        On August 11, 2000, our Board of Directors authorized management to call for redemption the outstanding $253.9 million 1.90% convertible subordinated debentures, including $10.1 million held by Novartis. In 2000, debentures with a face value of $253.8 million were converted into 8.8 million shares of our common stock, at a conversion price of $28.91 per share. The remaining unconverted debentures were redeemed in cash.

        We are currently evaluating a number of business development opportunities. To the extent that we are successful in reaching agreements with third parties, these transactions may involve selling a significant portion of our current investment portfolio.

Commitments

        Our commitments as of December 31, 2001 were as follows:

	Total	Due in 2002	Due in 2003	Due in 2004	Due in 2005	Due in 2006	Due Thereafter
	(in thousands)
Operating leases(1)	$165,442	$29,180	$26,191	$20,691	$17,651	$14,811	$56,918
Research and development facility(2)	172,573	—	172,573	—	—	—	—
Capital Expansion Project(3)	9,529	9,529	—	—	—	—	—
Technology services agreement(4)	92,768	14,936	14,416	14,328	14,072	14,063	20,953
Rhein Biotech(5)	21,526	15,526	—	—	—	6,000	—
Purchase and capital commitments(6)	4,309	4,309	—	—	—	—	—
Letter of credit(7)	4,511	4,511	—	—	—	—	—
Research and development arrangements(8)	17,935	14,070	2,605	730	530	—	—
Insurance-related items(9)	13,831	13,831	—	—	—	—	—
Defined-benefit pension plan(10)	8,984	—	8,984	—	—	—	—

Total	$511,408	$105,892	$224,769	$35,749	$32,253	$34,874	$77,871

(1)
We lease laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2014. Future minimum lease payments, including those for the leaseback of office and warehouse space in the Amsterdam facility, are estimated to be approximately $165.5 million in the aggregate.

(2)
In June 1996, we entered into a seven-year agreement with a group of financial institutions (which we will refer to as the "lessors" in this section) to lease a research and development facility. Construction was completed on this facility in 1999. The total cost of the facility covered by this lease was $172.6 million. We account for this lease as an operating lease and, as a result, record neither an asset nor a liability on our balance sheet. The future minimum lease payments stated in (1) above include only our annual lease payments of $7.5 million for 2002 and $3.5 million for the first six months of 2003. Our annual lease payments represent variable-rate interest payments (indexed to the London interbank offered rate) on the $172.6 million lease financing. Since the lease payments are clearly and closely related to the host contract (the lease agreement, in this case), this lease transaction is not subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." For tax purposes, the lease is considered a capital lease—the annual lease payments are characterized as interest expense with the tax depreciation on the facility reducing our taxable income and, therefore, our current tax liability.

  The lease provides a $146.7 million residual value guarantee from Chiron to the lessors in the event of property value declines. Based upon the current local real estate market, we believe that our research and development facility has not experienced a property value decline. However, we have no assurance that the property value will not decline between now and the termination of the lease on or before July 1, 2003. Consequently, our maximum payment obligation is $146.7 million upon termination of the lease on or before July 1, 2003.

  On or before July 1, 2003, we can choose to either purchase the facility from the lessors or sell the facility to a third party. This option accelerates if we default on our lease payments.

  If we purchase the facility, we must pay the lessors $172.6 million, record the facility (on our balance sheet) at its cost and depreciate it over the remaining estimated useful life of the facility. In addition, if we finance the purchase of the facility, we would incur interest expense.

  If we sell the facility on the designated sale date, the sales proceeds would be distributed as follows: (1) to the lessors for their residual interest in the cost of the facility (cost of the facility less the residual value guarantee or $25.9 million); and (2) to Chiron for amounts paid under the residual value guarantee on or before July 1, 2003. If we do not sell the facility by the designated sale date, the lessors may market the facility for sale. When the lessors sell the facility, the sales proceeds first would be distributed to the lessors for marketing and operating costs, then in the order as indicated in the previous sentence. If the facility is sold for more than $172.6 million, we receive the remaining proceeds and, possibly, recognize a gain. Likewise, if the facility is sold for less than $172.6 million, we recognize a loss up to the residual value guarantee.

  As of December 31, 2001, Novartis AG had guaranteed (under provisions of the Investment Agreement) payments on this lease commitment, including payment of the residual value guarantee, to a maximum of $172.6 million.

  Credit rating agencies treat this operating lease as debt.

(3)
In February 2001, our Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a parking structure and a research and development facility (including a supporting central utility facility) in Emeryville, California. Related to the parking structure, we had committed to $17.9 million in design and construction services, under which we had incurred costs of $8.4 million, as of December 31, 2001. We may cancel these commitments at any time. Related to the research and development facility, we are evaluating various financing alternatives to fund this expansion. We expect to begin construction on the research and development facility in the second half of 2002.

(4)
Effective July 1, 1998, Chiron and IBM Corporation entered into a ten-year information technology services agreement under which IBM will provide us with a full range of information services. We can terminate this agreement subject to certain termination charges. If we do not terminate this agreement, payments to IBM are expected to be approximately $92.8 million. Payments to IBM are subject to adjustment depending upon the level of services and infrastructure equipment provided by IBM, as well as inflation.

(5)
Based on current estimates, our commitment related to the agreement with Rhein Biotech N.V. and GreenCross Vaccine Corporation is approximately 24.4 million Euro ($21.5 million) at December 31, 2001.

(6)
In future periods, we expect to incur substantial capital spending. At December 31, 2001, we had various outstanding firm purchase and capital project commitments totaling approximately $4.3 million.

(7)
At December 31, 2001, we had $4.5 million outstanding under a letter of credit, which is required by German law, related to ongoing legal proceedings in Germany (see Part I, Item 3. "Legal Proceedings" above).

(8)
We participate in a number of research and development arrangements with other pharmaceutical and biotechnology companies to develop and market certain technologies and products. Chiron and our collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. We may also be required to make payments to certain collaborative partners upon their achievement of specified milestones. We estimate future noncancelable funding commitments under collaborative arrangements to be approximately $17.9 million in the aggregate.

(9)
We had various performance bonds and insurance-related letters of credit in the amount of $13.8 million.

(10)
We have a non-contributory retirement program covering substantially all employees of our wholly-owned German subsidiary. The benefits are based primarily on years of service and employee compensation. The program is a defined-benefit pension plan and is not externally funded. We recognized a non-current liability of $9.0 million related to this program. The actuarial valuation does not allocate the liability across future years; therefore, we have included the entire liability in 2003 for presentation purposes.

Borrowing Arrangements

        Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at December 31, 2001 and 2000. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million.

        We also have various credit facilities available outside the U.S. Borrowings under these facilities totaled $0.5 million and $1.2 million at December 31, 2001 and 2000, respectively. One facility is maintained for all of our European subsidiaries and allows for total borrowings of $50.0 million. There were no outstanding borrowings under this facility at December 31, 2001 and 2000. Our Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 10.9 million Euro ($9.6 million at December 31, 2001). There were no outstanding borrowings under this facility at December 31, 2001. At December 31, 2000, $0.1 million were outstanding under this facility. A third facility is maintained for our 51%-owned Indian subsidiary and allows for total borrowings of 200 million Indian Rupee ($4.1 million at December 31, 2001). At December 31, 2001 and 2000, $0.5 million and $1.1 million, respectively, were outstanding under this facility. Outstanding borrowings under the Indian credit facility were collateralized by machinery and equipment with a net book value of $3.6 million and trade receivables and inventory with a total net book value of $3.9 million at December 31, 2001.

Market Risk Management

        Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. These activities are discussed in further detail in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Euro Conversion

        On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing legacy currencies and one common currency, the Euro. Beginning on January 1, 2002, the legacy currencies were replaced with the Euro. We had completed system upgrades to assist in our Euro-readiness effort. The cost of the upgrades was not material to our results of operations and financial position. The Euro did not have a material effect on our product pricing and gross profit percentages.

Factors That May Affect Future Results

        As a global pharmaceutical company, we are engaged in a rapidly evolving and often unpredictable business. The forward-looking statements contained in this 10-K and in other periodic reports, press releases and other statements issued by us from time to time reflect our current beliefs and expectations concerning objectives, plans, strategies, future performance and other future events. The following discussion highlights some of the factors, many of which are beyond our control, which could cause actual results to differ.

Promising Technologies Ultimately May Not Prove Successful

        We focus our research and development activities on areas in which we have particular strengths and on technologies that appear promising. These technologies often are on the "cutting edge" of modern science. As a result, the outcome of any research or development program is highly uncertain. Only a very small fraction of these programs ultimately result in commercial products or even product candidates. Product candidates that initially appear promising often fail to yield successful products. In many cases, preclinical or clinical studies will show that a product candidate is not efficacious (that is, it lacks the intended therapeutic or prophylactic effect), or that it raises safety concerns or has other side effects which outweigh the intended benefit. Success in preclinical or early clinical trials (which generally focus on safety issues) may not translate into success in large-scale clinical trials (which are designed to show efficacy), often for reasons that are not fully understood. Further, success in clinical trials will likely lead to increased investment, adversely affecting short-term profitability, to bring such products to market. And even after a product is approved and launched, general usage or post-marketing studies may identify safety or other previously unknown problems with the product which may result in regulatory approvals being suspended, limited to narrow indications or revoked, or which may otherwise prevent successful commercialization.

Regulatory Approvals

        We must obtain and maintain regulatory approval in order to market most of our products. Generally, these approvals are on a product-by-product and country-by-country basis. In the case of therapeutic products, a separate approval is required for each therapeutic indication. See Part I, Item 1. "Business-Government Regulation" above. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies.

Manufacturing

        Most of our products are biologics. Manufacturing biologic products is complex. Unlike chemical pharmaceuticals, a biologic product generally cannot be sufficiently characterized (in terms of its physical and chemical properties) to rely on assaying of the finished product alone to ensure that the product will perform in the intended manner. Accordingly, it is essential to be able to both validate and control the manufacturing process, that is, to show that the process works and that the product is made strictly and consistently in compliance with that process. Slight deviations anywhere in the manufacturing process, including quality control, labeling and packaging, may result in unacceptable changes in the products that may result in lot failures or product recalls. Manufacturing processes which are used to produce the (smaller) quantities of material needed for research and development purposes may not be successfully scaled up to allow production of commercial quantities at reasonable cost or at all. All of these difficulties are compounded when dealing with novel biologic products that require novel manufacturing processes. Accordingly, manufacturing is subject to extensive government regulation. Even minor changes in the manufacturing process require regulatory approval, which, in turn, may require further clinical studies.

        Specific to our product, TOBI®, we rely on others to supply raw materials and to manufacture TOBI® according to regulatory requirements. We believe either one of our two suppliers of bulk powdered tobramycin will be able to supply sufficient quantities to meet our current needs and we have a supply agreement in place for a minimum term of 5 years with one of the suppliers. We also have an agreement in place for the formulation of TOBI® for a minimum term of 10 years.    There can be no assurance that we will be able to obtain future supplies of bulk tobramycin on favorable terms, that contract manufacturers will be able to provide sufficient quantities of TOBI® or that the products supplied will meet specifications.

        In addition, any prolonged interruption in our operations or in our contractors' manufacturing facilities could result in cancellations of shipments. A number of factors could cause interruptions, including equipment malfunctions or failures, damage to a facility due to natural disasters or suspension of power supplied to these facilities arising out of regional power shortages. Our difficulties or delays or those of our contractors' manufacturing of existing or new products could increase costs and cause loss of revenue or market share.

Raw Materials for Manufacturing

        We use raw materials and other supplies that generally are available from multiple commercial sources. Certain manufacturing processes, however, use materials that are available from sole sources or that are in short supply or difficult for the supplier to produce and certify in accordance with our specifications. Some of our biopharmaceutical products are biologics. From time to time, concerns are raised with respect to potential contamination of biological materials that are supplied to us. These concerns can further tighten market conditions for materials that may be in short supply or available from limited sources. Moreover, regulatory approvals to market our products may be conditioned upon obtaining certain materials from specified sources. Our ability to substitute material from an alternate source may be delayed pending regulatory approval of such alternate source. Although we monitor the ability of certain suppliers to meet our needs and the market conditions for these materials, there is a risk that material shortages could impact production.

Patents Held By Third Parties May Delay or Prevent Commercialization

        Third parties, including competitors, have patents and patent applications in the U.S. and other significant markets that may be useful or necessary for the manufacture, use or sale of certain products and products in development by us and our corporate partners. It is likely that third parties will obtain these patents in the future. Certain of these patents may be broad enough to prevent or delay us and our corporate partners from manufacturing or marketing products important to our current and future business. We cannot accurately predict the scope, validity and enforceability of these patents, if granted, the extent to which we may wish or need to obtain licenses to these patents, and the cost and availability of these licenses. If we do not obtain these licenses, products may be withdrawn from the market or delays could be encountered in market introduction while an attempt is made to design around these patents. Alternatively, we could find that the development, manufacture or sale of such products is foreclosed. We could also incur substantial costs in licensing or challenging the validity and scope of these patents.

Product Acceptance

        We may experience difficulties in launching new products, many of which are novel products based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products. In addition, government agencies, as well as private organizations involved in healthcare, from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential and may adversely affect the usage of our products directly (for example, by recommending a decreased dosage of our product in conjunction with a concomitant therapy) or indirectly (for example, by recommending a competitive product over our product).

Competition

        We operate in a highly competitive environment, and the competition is expected to increase. Competitors include large pharmaceutical, chemical and blood testing companies, and biotechnology companies. Some of these competitors, particularly large pharmaceutical and blood testing companies, have greater resources than ours. Accordingly, even if we are successful in launching a product, we may find that a competitive product dominates the market for any number of reasons, including:

  •
  the possibility that the competitor may have launched its product first;

  •
  the competitor may have greater marketing capabilities; or

  •
  the competitive product may have therapeutic or other advantages.

        The technologies applied by our competitors and us are rapidly evolving, and new developments frequently result in price competition and product obsolescence.

Chiron's Patents May Not Prevent Competition or Generate Revenues

        We seek to obtain patents on our inventions. Without the protection of patents, competitors may be able to use our inventions to manufacture and market competing products without being required to undertake the lengthy and expensive development efforts made by us and without having to pay royalties or otherwise compensate us for the use of the invention.

        We have no assurance that patents and patent applications owned or licensed to us will provide substantial protection. Important legal questions remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets. We do not know how many of our pending patent applications will be granted, or the effective coverage of those that are granted. In the U.S. and other important markets, the issuance of a patent is neither conclusive as to its validity nor the enforceable scope of its claims. We have engaged in significant litigation to determine the scope and validity of certain of our patents and expect to continue to do so. An adverse outcome of litigation could result in the reduction or loss of royalty revenues.

        Even if we are successful in obtaining and defending patents, there can be no assurance that these patents will provide substantial protection. The length of time necessary to resolve patent litigation successfully may allow infringers to gain significant market advantage. Third parties may be able to design around the patents and develop competitive products that do not use the inventions covered by our patents. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the third party's product is needed to meet a threat to public health or safety in that country, or the patent owner has failed to "work" the invention in that country, or the third party has patented improvements). In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent.

Availability of Reimbursement; Government and Other Pressures on Pricing

        In the U.S. and other significant markets, sales of our products may be affected by the availability of reimbursement from the government or other third parties, such as insurance companies. It is difficult to predict the reimbursement status of newly approved, novel biotechnology products, and current reimbursement policies for existing products may change. In certain foreign markets, governments have issued regulations relating to the pricing and profitability of pharmaceutical companies. There have been proposals in the U.S. (at both the federal and state level) to implement such controls. The growth of managed care in the U.S. also has placed pressure on the pricing of healthcare products. These pressures can be expected to continue.

Costs Associated with Expanding the Business

        We expect to grow our business in areas in which we can be most competitive, either through in-licensing, collaborations or acquisitions of products or companies. In connection with these efforts, we may incur significant charges, costs and expenses which could impact our profitability, including impairment losses, restructuring charges, the write-off of purchased in-process technologies, transaction-related expenses, costs associated with integrating new businesses and the cost of amortizing goodwill and other intangibles. Some transactions may require the consent of our shareholders or a third party, or the approval by various regulatory authorities. We have no assurance that such in-licensing, collaborations or acquisitions will be successful.

Other New Products and Sources of Revenue

        Many products in our current pipeline are in relatively early stages of research or development. Our ability to grow earnings in the near- to medium-term may depend, in part, on our ability to initiate and maintain other revenue generating relationships with third parties, such as licenses to certain of our technologies, and on our ability to identify and successfully acquire rights to later-stage products from third parties. We have no assurance that we will establish such other sources of revenue.

Interest Rate and Foreign Currency Exchange Rate Fluctuations

        We have significant cash balances and investments. Our financial results, therefore, are sensitive to interest rate fluctuations. In addition, we sell products in many countries throughout the world, and our financial results could be significantly affected by fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets.

Corporate Partners

        An important part of our business strategy depends upon collaborations with third parties, including research collaborations and joint efforts to develop and commercialize new products. As circumstances change, Chiron and our corporate partners may develop conflicting priorities or other conflicts of interest. We may experience significant delays and incur significant expenses in resolving these conflicts and may not be able to resolve these matters on acceptable terms. Even without conflicts of interest, we may disagree with our corporate partners as to how best to realize the value associated with a current product or a product in development. In some cases, the corporate partner may have responsibility for formulating and implementing key strategic or operational plans. In addition, merger and acquisition activity within the pharmaceutical and biotechnology industries may affect our corporate partners, causing them to reprioritize their efforts related to the research collaborations and other joint efforts with us. Decisions by corporate partners on key clinical, regulatory, marketing (including pricing), inventory management and other issues may prevent successful commercialization of the product or otherwise impact our profitability.

Stock Price Volatility

        The price of our stock, like that of other pharmaceutical companies, is subject to significant volatility. Any number of events, both internal and external to us, may affect our stock price. These include, without limitation,

  •
  results of clinical trials conducted by us or by our competitors;

  •
  announcements by us or our competitors regarding product development efforts, including the status of regulatory approval applications;

  •
  the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties;

  •
  the launch of competing products;

  •
  the resolution of (or failure to resolve) disputes with collaboration partners;

  •
  corporate restructuring by us;

  •
  licensing activities by us; and

  •
  the acquisition or sale by us of products, products in development or businesses.

        In connection with our research and development collaborations, from time to time we may invest in equity securities of our corporate partners. The price of these securities also is subject to significant volatility and may be affected by, among other things, the types of events that affect our stock. Changes in the market price of these securities may impact our profitability.

Income Taxes

        We are taxable principally in the U.S., Germany, Italy, The Netherlands and the United Kingdom. All of these jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws, which could increase our future tax provision. We have negotiated a number of rulings regarding income and other taxes that are subject to periodic review and renewal. If such rulings are not renewed or are substantially modified, income taxes payable in particular jurisdictions could increase. While we believe that all material tax liabilities are reflected properly in our balance sheet, we are presently under audit in several jurisdictions, and we have no assurance that we will prevail in all cases in the event the taxing authorities disagree with our interpretations of the tax law. In addition, we have assumed liabilities for all income taxes incurred prior to the sales of our former subsidiaries, Chiron Vision (subject to certain limitations) and Chiron Diagnostics. Future levels of research and development spending, capital investment and export sales will impact our entitlement to related tax credits and benefits which have the effect of lowering our effective tax rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Risk    A significant portion of our operations consists of manufacturing and sales activities in western European countries. As a result, our financial results may be affected by changes in the foreign currency exchange rates of those countries. Our primary exposure to foreign exchange rates is associated with the value of the Euro. An increase in the value of the U.S. Dollar vis-à-vis the Euro will result in a lower value of our non-U.S. Dollar based revenues. To manage foreign currency exchange risks, we enter into forward foreign currency contracts and purchase foreign currency option contracts. We do not use any of these derivative instruments for trading or speculative purposes. The total notional principal amount of these derivative financial instruments at December 31, 2001 and 2000 was $94.8 million and $48.8 million, respectively.

        We use forward foreign currency contracts to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in nonfunctional currencies. Typically, these contracts have maturities of three months or less. At December 31, 2001, these exposures amounted to $75.1 million and were partially offset by forward foreign currency contracts with a notional principal amount of $61.3 million (fair value of $58.7 million). The notional principal amount of the forward foreign currency contracts was $48.8 million (fair value of $49.2 million) at December 31, 2000. Based on exposures at December 31, 2001, a 10% adverse movement against our portfolio of transaction exposures and hedge contracts would result in a loss of approximately $1.3 million. A 10% movement in the value of the dollar versus our portfolio of transaction exposures has not occurred in the last 12 quarters. Foreign currency transaction gains from continuing operations, including the impact of hedging, were $1.9 million and $5.5 million in 2001 and 2000, respectively, but were not significant in 1999. In 2000, we hedged a portion of our exposure to the British pound related to Menjugate™ sales. We settled this forward foreign currency contract upon substantial conclusion of Menjugate™ sales in the United Kingdom in the second quarter 2000. The settlement resulted in a gain of approximately $5.4 million, which we recorded in "Other income, net" in the Consolidated Statements of Operations.

        We may selectively hedge anticipated currency exposures by purchasing foreign currency option contracts. Our primary anticipated exposures are related to foreign revenues received from selling products in western European countries. To limit hedging costs, we generally purchase out-of-the-money foreign currency option contracts. At December 31, 2001, exposures associated with certain Euro-denominated revenues amounted to $41.8 million and were partially offset by foreign currency option contracts with a notional principal amount of $33.5 million (fair value of $0.8 million). Based on exposures at December 31, 2001, a 10% adverse movement against our portfolio of anticipated transaction exposures and hedge contracts would result in a loss of approximately $2.8 million. A 10% movement in the value of the dollar versus our portfolio of anticipated transaction exposures has not occurred in the last 12 quarters. We had no foreign currency option contracts outstanding at December 31, 2000.

        Interest Rate Risk    We have exposure to changes in interest rates in both our investment portfolio and certain floating rate liabilities and lease commitments with interest rates tied to the London interbank offered rate. We maintain investment portfolio holdings of various issuers, types and maturities. Changes in interest rates do not affect interest expense incurred on our Liquid Yield Option Notes because the Liquid Yield Option Notes bear interest at fixed rates.

        Our investment portfolio amounted to approximately $1,302.0 million at December 31, 2001. As of that date, we also had $172.6 million of floating rate obligations tied to the London interbank offered rate. We have a "natural hedge" against this exposure as a result of our portfolio holdings in floating rate fixed income securities tied to the London interbank offered rate. The analysis below focuses on the impact of changes in interest rates to us and is based on a net portfolio balance of $1,129.4 million.

        The analysis assumes an immediate parallel increase or decrease in interest rates of 150-basis points and examines the impact to us over the next twelve months. An immediate increase in interest rates of 150-basis points results in higher interest income over the 12-month period, partially offset by an immediate decline in the market value of securities held. The net impact of this scenario is an estimated increase in reported income of $12.3 million over the 12-month period. Similarly, a 150-basis point decrease results in a decrease in reported income of $12.3 million. The impact on reported earnings would be greater given that unrealized changes in the value of the portfolio are reported in comprehensive income. We currently do not hedge these exposures.

        A 150-basis point movement in the Federal Funds rate has occurred in 3 of the last 10 years, a 100-basis point movement has occurred in 5 of the last 10 years, and a 50-basis point movement has occurred in 7 of the last 10 years.

        Equity Securities Risk    We have exposure to equity price risk because of our investments in equity securities. Typically, we obtain these securities through our collaboration agreements with other pharmaceutical and biotechnology partners. We classify a majority of these securities as available-for-sale and, consequently, record them on the balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. We periodically review the carrying values of these securities. We recognize other-than-temporary losses against earnings in the same period the loss was deemed to have occurred. Changes in share prices affect the value of our equity portfolio. To reduce this risk, we hedged a portion of our exposure through forward sales contracts. The forward sales contracts substantially offset the long position and, in effect, neutralize the impact of market valuation shifts on the hedged securities. The notional principal amount of our forward sales contracts at December 31, 2001 was $85.8 million (fair value of $93.9 million). The notional principal amount of our forward sales contracts at December 31, 2000 was $36.2 million (fair value of $31.5 million). In the future, we may use additional hedging strategies in order to mitigate the potential adverse impact from changes in the market value of stock prices. We have no assurance that other-than-temporary losses will not have a material adverse impact on our future results of operations. We recorded charges of $1.1 million and $1.7 million in 2001 and 1999, to write down certain available-for-sale equity securities for which we deemed the decline in fair value to be other-than-temporary. We recorded no charges in 2000. At December 31, 2001, if the market price of our equity investments, including warrants and preferred stock, decreased by 10%, the market value of the equity portfolio would decrease by $3.4 million.

        Counterparty Risk    We manage the risk of counterparty default on our debt securities and derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial condition. We execute debt securities and derivative financial instruments with financial institutions and other issuers with strong credit ratings, which minimizes risk of loss due to nonpayment or deterioration in credit rating. In 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us principal plus interest. We have not experienced any other losses due to counterparty default.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We incorporate the information required for this item by reference to the financial statements listed in Item 14(a) of Part IV of this 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        KPMG LLP served as our independent auditors. On December 6, 2001, we determined that KPMG LLP's appointment as independent auditors would cease following the completion of the audit of our financial statements for the fiscal year ended December 31, 2001. We engaged Ernst & Young LLP to serve as independent auditors effective for the fiscal year commencing January 1, 2002. Our audit committee approved the decision to change auditors.

        In connection with the audits of the two fiscal years ended December 31, 2001 and the subsequent interim period through March 5, 2002, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements (if not resolved to KPMG LLP's satisfaction) would have caused KPMG LLP to refer to such matters in their reports.

        The audit reports of KPMG LLP on our consolidated financial statements and consolidated financial statement schedule as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were those opinions qualified or modified as to uncertainty, audit scope or accounting principles. A letter from KPMG LLP is attached as Exhibit 16.

        During our two most recent fiscal years ended December 31, 2001 and the subsequent interim period through March 5, 2002, we did not consult with Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-K, except as follows:

        We engaged Ernst & Young LLP in July 2001 to assist us in the identification of the accounting, tax and economic impacts of a proposed leasing transaction, and to provide overall transaction coordination services. KPMG LLP also was consulted on application of accounting principles regarding this proposed leasing transaction.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We incorporate the information required for this item by reference to our definitive Proxy Statement for our 2002 Annual Meeting. We will file our Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2001. For information on directors, see the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. For information on our executive officers, refer to the section entitled "Executive Officers of the Registrant" which appears at the end of Part I of this 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        We incorporate the information required for this item by reference to our Proxy Statement. See the section entitled "Compensation of Directors and Executive Officers" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We incorporate the information required for this item by reference to our Proxy Statement. See the sections entitled "Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate the information required for this item by reference to our Proxy Statement. See the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

        Except for the information incorporated by the references in Items 10, 11, 12 and 13 of this 10-K, our definitive Proxy Statement is not deemed filed as part of this 10-K.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Consolidated Financial Statements

Page Number
Independent Auditors' Report	F-1
Consolidated Balance Sheets at December 31, 2001 and 2000	F-2 – F-3
Consolidated Statements of Operations for each of the three years ended December 31, 2001, 2000 and 1999	F-4 – F-5
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2001, 2000 and 1999	F-6
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2001, 2000 and 1999	F-7 – F-8
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001, 2000 and 1999	F-9
Notes to Consolidated Financial Statements	F-10 – F-64

      2. Index to Financial Statement Schedules

Page Number
II Valuation and Qualifying Accounts and Reserves	F-65
We omitted all other schedules because those schedules are not applicable, not required or because the required information is included in the consolidated financial statements or accompanying notes.
(b)
Reports on Form 8-K

        On December 13, 2001, we filed a Current Report on Form 8-K, reporting under Item 4 the change in our independent auditors. On December 6, 2001, we determined that KPMG LLP's appointment as independent auditors would cease following the completion of the audit of our financial statements for the fiscal year ended December 31, 2001. We engaged Ernst &Young LLP to serve as independent auditors effective for the fiscal year commencing January 1, 2002.

        On January 10, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 that on January 7, 2002, we announced the execution of an Agreement and Plan of Merger dated January 6, 2002, among Chiron, Matrix Pharmaceutical, Inc., a Delaware corporation, and Manon Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Chiron. Pursuant to the Agreement, we agreed, subject to customary conditions, to make a tender offer to purchase any or all of the outstanding shares of common stock (par value $0.01 per share) of Matrix Pharmaceutical at a purchase price of $2.21 per share in cash. The Agreement further provides for the tender offer to be followed by a subsequent merger of Manon Acquisition Corp. with and into Matrix Pharmaceutical, after which Matrix Pharmaceutical will be a wholly-owned subsidiary of Chiron.

(c)
Exhibits

Exhibit Number	Exhibit
3.01	Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on August 17, 1987, incorporated by reference to Exhibit 3.01 of Chiron's report on Form 10-K for fiscal year 1996.
3.02
Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to Exhibit 3.02 of Chiron's report on Form 10-K for fiscal year 1996.
3.03
Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
3.04	Bylaws of Chiron, as amended and restated, incorporated by reference to Exhibit 3.04 to Chiron's report on Form 10-K for fiscal year 2000.
4.01
Indenture between Chiron and State Street Bank and Trust Company, dated as of June 12, 2001, incorporated by reference to Exhibit 4.01 of Chiron's report on Form 10-Q for the period ended June 30, 2001.
4.02
Registration Rights Agreement between Chiron and Merrill Lynch & Co., Inc., and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, incorporated by reference to Exhibit 4.02 of Chiron's report on Form 10-Q for the period ended June 30, 2001.
4.03
Form of Liquid Yield Option Note™ due 2031 (Zero Coupon—Senior) (included as exhibits A-1 and A-2 to the Indenture filed as Exhibit 4.01 to Chiron's report on Form 10-Q for the period ended June 30, 2001), incorporated by reference to Exhibit 4.03 of Chiron's report on Form 10-Q for the period ended June 30, 2001.
4.04	Reserved
10.001	Purchase Agreement between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.90 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
10.002	Lease Agreement between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.91 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
10.003	Ground Lease between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.92 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
10.004	through 10.099 Reserved
10.101
Revolving Credit Agreement, dated as of February 27, 1998, between Chiron and Bank of America National Trust and Savings Association, incorporated by reference to Exhibit 10.101 of Chiron's report on Form 10-K for fiscal year 1997.
10.102	Reserved
10.103	Reserved

10.104
Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and Hoffmann-La Roche Inc. (initially filed as Exhibit 10.36 of Chiron's report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.104 of Chiron's report on Form 10-Q for the period ended June 30, 1999.
10.105
Letter Agreement, dated as of December 12, 1991, relating to Stock Purchase and Warrant Agreement between Chiron and Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.51 of Chiron's report on Form 10-K for fiscal year 1996.
10.106	through 10.199 Reserved
10.201
Agreement between Chiron and Ortho Diagnostic Systems, Inc., a New Jersey corporation, dated August 17, 1989, and Amendment to Collaboration Agreement between Ortho Diagnostic Systems, Inc. and Chiron, dated December 22, 1989 (with certain confidential information deleted) (initially filed as Exhibit 10.29 to Chiron's report on Form 10-K for fiscal year 1989, and refiled as Exhibit 10.14 of Chiron's report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.201 of Chiron's report on Form 10-Q for the period ended March 31, 1999.
10.202
License and Supply Agreement between Ortho Diagnostic Systems, Inc., a New Jersey corporation, Chiron and Abbott Laboratories, an Illinois corporation, dated August 17, 1989 (with certain confidential information deleted) (initially filed as Exhibit 10.31 to Chiron's report on Form 10-K for fiscal year 1989, and refiled as Exhibit 10.15 of Chiron's report on Form 10-Q for the quarter ended June 30, 1994), incorporated by reference to Exhibit 10.202 of Chiron's report on Form 10-Q for the period ended March 31, 1999.
10.203
Regulatory Filing, Development and Supply Agreement between Chiron, Cetus Oncology Corporation, a wholly-owned subsidiary of Chiron, and Schering AG, a German company, dated as of May 10, 1993 (initially filed as Exhibit 10.50 to Chiron's report on Form 10-Q for period ended September 30, 1993), incorporated by reference to Exhibit 10.203 of Chiron's report on Form 10-K for fiscal year 1998. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission.")
10.204
Letter Agreement dated December 30, 1993 by and between Chiron and Schering AG, a German company (initially filed as Exhibit 10.51 to Chiron's report on Form 10-K for fiscal year 1993), incorporated by reference to Exhibit 10.204 of Chiron's report on Form 10-K for fiscal year 1998. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission.")

10.205
Amendment Agreement (HDS Fees and Deeply Discounted Vials) dated as of September 23, 1997 between Chiron and Schering Aktiengesellschaft, incorporated by reference to Exhibit 10.205 of Chiron's report on Form 10-K for fiscal year 1997. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.206
Agreement between Chiron and Cephalon, Inc. dated as of January 7, 1994, and Letter Agreements between Chiron and Cephalon dated January 13, 1995 and May 23, 1995 (initially filed as Exhibit 10.85 to Chiron's report on Form 10-K for fiscal year 1995), incorporated by reference to Exhibit 10.206 of Chiron's report on Form 10-Q for period ended March 31, 1999. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.207
Letter Agreement dated as of December 4, 1997, between Chiron and Ortho Pharmaceutical Corporation and Ortho Biotech, Inc., incorporated by reference to Exhibit 10.207 of Chiron's report on Form 10-K for fiscal year 1997. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.208
Contract Manufacturing Agreement dated as of March 17, 2000, between Chiron S.p.A. and SynCo Bio Partners B.V., incorporated by reference to Exhibit 10.208 of Chiron's report on Form 10-Q for the period ended June 30, 2000.
10.209
Second Amendment Agreement dated as of June 15, 2001, between Chiron and Schering Aktiengesellschaft, incorporated by reference to Exhibit 10.209 of Chiron's report on Form 10-Q for the period ended June 30, 2001. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.210
Contract Manufacturing Agreement dated as of July 26, 2001, between Chiron S.p.A. and SynCo Bio Partners B.V., incorporated by reference to Exhibit 10.210 of Chiron's report on Form 10-Q for the period ended September 30, 2001. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.211	Through 10.299 Reserved
10.301
Settlement Agreement on Purified IL-2, made as of April 14, 1995, by and between Cetus Oncology Corporation, dba Chiron Therapeutics, a Delaware corporation, and Takeda Chemical Industries, Ltd., a Japanese corporation, incorporated by reference to Exhibit 10.74 of Chiron's report on Form 10-Q for the period ended July 2, 1995. (We have omitted certain information from the Agreement pursuant to our request for confidential treatment under Rule 24b-2.)

10.302
Agreement, effective as of December 21, 1988, by and between Hoffmann- La Roche Inc., a New Jersey corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.70 of Chiron's report on Form 10-Q for the period ended April 2, 1995. (We have omitted certain information from the Agreement pursuant to our request for confidential treatment under Rule 24b-2.)
10.303
Agreement, effective as of December 21, 1988, by and among F. Hoffmann- La Roche Ltd., a Swiss corporation, Cetus Corporation, and EuroCetus International, B.V., a Netherlands Antilles corporation, incorporated by reference to Exhibit 10.71 of Chiron's report on Form 10-Q for the period ended April 2, 1995. (We have omitted certain information from the Agreement pursuant to our request for confidential treatment under Rule 24b-2.)
10.304
License Agreement made and entered into December 1, 1987, by and between Sloan Kettering Institute for Cancer Research, a not-for-profit New York corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.75 of Chiron's report on Form 10-Q for the period ended July 2, 1995. (We have omitted certain information from the Agreement pursuant to our request for confidential treatment under Rule 24b-2.)
10.305
Cross-License Agreement dated as of November 30, 1998, between Chiron and Chiron Diagnostics Corporation, incorporated by reference to Exhibit 10.311 of Chiron's current report on Form 8-K dated November 30, 1998. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.306
HCV Probe License and Option Agreement dated September 26, 1999, between Abbott Laboratories, an Illinois corporation, and Chiron, incorporated by reference to Exhibit 10.306 of Chiron's report on Form 10-Q for the period ended September 30, 1999. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.307
HCV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.307 of Chiron's report on Form 10-Q for the period ended September 30, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.308
HIV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.308 of Chiron's report on Form 10-Q for the period ended September 30, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")

10.309
Blood Screening HCV/HIV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.309 of Chiron's report on Form 10-Q for the period ended September 30, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.310
License Agreement dated January 1, 1994, between Children's Hospital and Medical Center and PathoGenesis Corporation, initially filed as Exhibit 10.13 to PathoGenesis Corporation's Registration Statement on Form S-1 Registration No. 33-97070. (PathoGenesis Corporation omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to a request by PathoGenesis Corporation for confidential treatment under Rule 24b-2. Brackets denote such omissions.)
10.311
Agreement with Gen-Probe Incorporated dated June 11, 1998, incorporated by reference to Exhibit 10.311 of Chiron's Form 10-K for fiscal year 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.") (We have omitted certain information from the Agreement relating to rights and obligations assigned by Chiron to unrelated third party subsequent to the execution of Agreement. We have identified the omitted information by the following statement: "Provision Assigned.")
10.312
Addendum to Agreement with Gen-Probe Incorporated dated June 11, 1998, incorporated by reference to Exhibit 10.312 of Chiron's Form 10-K for fiscal year 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.") (We have omitted certain information from the Agreement relating to rights and obligations assigned by Chiron to unrelated third party subsequent to the execution of Agreement. We have identified the omitted information by the following statement: "Provision Assigned.")
10.313
Amendment to Agreement with Gen-Probe Incorporated dated December 7, 1999, incorporated by reference to Exhibit 10.313 of Chiron's Form 10-K for fiscal year 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.") (We have omitted certain information from the Agreement relating to rights and obligations assigned by Chiron to unrelated third party subsequent to the execution of Agreement. We have identified the omitted information by the following statement: "Provision Assigned.")
10.314
Amendment No. 2 to Agreement with Gen-Probe Incorporated dated February 1, 2000. (We have omitted certain information from the Agreement relating to rights and obligations assigned by Chiron to unrelated third party subsequent to the execution of Agreement. We have identified the omitted information by the following statement: "Provision Assigned.")

10.315
Blood Screening HCV Probe License Agreement dated effective as of January 1, 2001, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.315 of Chiron's report on Form 10-Q for the period ended June 30, 2001. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.316
Blood Screening HIV Probe License Agreement dated effective as of January 1, 2001, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.315 of Chiron's report on Form 10-Q for the period ended June 30, 2001. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.317	Through 10.399 Reserved
10.401
Stock Purchase Agreement, dated as of October 21, 1997, between Bausch & Lomb Incorporated and Chiron, incorporated by reference to Exhibit 99.1 of Chiron's current report on Form 8-K dated January 12, 1998.
10.402
Stock Purchase Agreement, dated as of September 17, 1998, among Bayer Corporation, Chiron and Chiron Diagnostics Corporation, and Exhibits thereto, incorporated by reference to Exhibit 10.402 of Chiron's report on Form 10-Q for the period ended September 27, 1998. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.403
Asset Transfer Agreement dated November 30, 1998, among Chiron, Chiron Diagnostics Corporation and Bayer Corporation, incorporated by reference to Exhibit 10.403 of Chiron's current report on Form 8-K dated November 30, 1998.
10.404
Agreement and Plan of Merger, dated as of January 6, 2002, among Chiron, Manon Acquisition Corp. and Matrix Pharmaceutical, Inc., incorporated by reference to Exhibit (d)(1) of Chiron's Schedule TO-T No. 00542277, filed with the Securities and Exchange Commission on January 14, 2002.
10.405	Through 10.499 Reserved
10.501	Chiron 1991 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 10.501 of Chiron's report on Form 10-Q for the period ended March 31, 2001.*
10.502	Form of Stock Option Agreement, and Addendum to Stock Option Agreement (Executives), Chiron 1991 Stock Option Plan, as amended.*
10.503
Form of Stock Option Agreement, Chiron 1991 Stock Option Plan, as amended, for Non-Employee Directors of Chiron, incorporated by reference to Exhibit 10.511 of Chiron's report on Form 10-Q for the period ended September 27, 1998.*
10.504	Form of Automatic Share Right Agreement for Executive Officers, Chiron 1991 Stock Option Plan, as amended.*

10.505
Forms of Option Agreements, Cetus Corporation Amended and Restated Common Stock Option Plan, incorporated by reference to Exhibit 10.27 of Chiron's report on Form 10-Q for the period ended March 30, 1997.*
10.506	Forms of Supplemental Letter concerning the assumption of Cetus Corporation options by Chiron, incorporated by reference to Exhibit 10.27 of Chiron's report on Form 10-K for fiscal year 1996.*
10.507
Form of Option Agreement (with Purchase Agreements attached thereto) between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership, a California limited partnership (initially filed as Exhibit 10.31 of Chiron's report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.507 of Chiron's report on Form 10-Q for the period ended June 30, 1999.*
10.508
Form of Option Agreement (with forms of Purchase Agreements attached thereto), dated December 30, 1986, between Cetus Corporation and each former limited partner of Cetus Healthcare Limited Partnership II, a California limited partnership (initially filed as Exhibit 10.32 of Chiron's report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.508 of Chiron's report on Form 10-Q for the period ended June 30, 1999.*
10.509	Description of Chiron Corporation's 2001 Executive Officers Variable Compensation Program.*
10.510	Form of Performance Unit Agreement, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.94 of Chiron's report on Form 10-K for fiscal year 1996.*
10.511	Audit Committee Charter, incorporated by reference to Exhibit 10.511 of Chiron's report on Form 10-Q for the period ended June 30, 2000.
10.512	Change-in-Control Severance Plan, incorporated by reference to Exhibit 10.512 to Chiron's report on Form 10-Q for the period ended March 31, 2001.*
10.513	Form of Performance Stock Option Agreement for Executive Officers, Chiron 1991 Stock Option Plan, as amended.*
10.514	Form of Amendment Letter to Share Rights Letter Agreement for Executive Officers, Chiron 1991 Stock Option Plan, as amended.*
10.515	Form of Amendment Letter to Stock Option Agreement (Special Executive Form) for Executive Officers, Chiron 1991 Stock Option Plan, as amended.*
10.516	Through 10.599 Reserved.
10.601
Indemnification Agreement between Chiron and Dr. William J. Rutter, dated as of February 12, 1987 (which form of agreement is used for each member of Chiron's Board of Directors) (initially filed as Exhibit 10.21 of Chiron's report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.601 of Chiron's report on Form 10-Q for the period ended June 30, 1999.
10.602
Supplemental Benefits Agreement, dated July 21, 1989, between Chiron and Dr. William J. Rutter (initially filed as Exhibit 10.27 of Chiron's report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.602 of Chiron's report on Form 10-Q for the period ended June 30, 1999.*

10.603
Letter Agreement dated September 26, 1990 between Chiron and William G. Green (initially filed as Exhibit 10.41 of Chiron's report on Form 10-K for fiscal year 1992), incorporated by reference to Exhibit 10.603 of Chiron's report on Form 10-K for fiscal year 1998.*
10.604
Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between Chiron and Lewis T. Williams (initially filed as Exhibit 10.54 of Chiron's report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.604 of Chiron's report on Form 10-Q for the period ended June 30, 1999.*
10.605	Letter Agreement dated January 27, 1998, between Chiron and Lewis T. Williams, incorporated by reference to Exhibit 10.605 of Chiron's report on Form 10-K for fiscal year 1997.*
10.606	Letter Agreement dated December 18, 2001, between Chiron and Lewis T. Williams.*
10.607	Through 10.610 Reserved
10.611	Letter Agreement dated March 18, 1998 between Chiron and Séan P. Lance, incorporated by reference to Exhibit 10.611 of Chiron's report on Form 10-K for fiscal year 1997.*
10.612
Amended and Restated Promissory Note dated as of August 7, 1998, executed by Séan P. Lance for the benefit of Chiron, incorporated by reference to Exhibit 10.612 of Chiron's report on Form 10-K for fiscal year 1998.*
10.613	Letter Agreement dated March 19, 1998 between Chiron and James R. Sulat, incorporated by reference to Exhibit 10.612 of Chiron's report on Form 10-K for fiscal year 1997.*
10.614	Letter Agreement dated February 20, 2001 between Chiron and Lewis T. Williams, incorporated by reference to Exhibit 10.614 of Chiron's report on Form 10-K for fiscal year 2000.*
10.615	Consulting Agreement dated February 25, 2000, between Chiron and Dr. Edward E. Penhoet, incorporated by reference to Exhibit 10.615 of Chiron's report on Form 10-K for fiscal year 1999.*
10.616	Consulting Agreement dated February 25, 2000, between Chiron and Dr. William J. Rutter, incorporated by reference to Exhibit 10.616 of Chiron's report on Form 10-K for fiscal year 1999.*
10.617
Letter Agreement dated May 28, 1999 between Chiron and Peder K. Jensen, as supplemented by Promissory Notes dated as of September 21, 1999, executed by Peder K. Jensen and Isabel J. Jensen, for the benefit of Chiron, incorporated by reference to Exhibit 10.617 of Chiron's report on Form 10-Q for the period ended June 30, 2000.*
10.618
Amendment dated February 14, 2001 to Consulting Agreement dated February 25, 2000, between Chiron and Dr. William J. Rutter, incorporated by reference to Exhibit 10.618 of Chiron's report on Form 10-K for fiscal year 2000.*
10.619	Amendment dated March 1, 2002 to Consulting Agreement dated February 25, 2000, between Chiron and Dr. William J. Rutter.*
10.620	Through 10.699 Reserved

10.701
Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.54 of Chiron's current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.701 of Chiron's report on Form 10-Q for the period ended June 30, 1999.
10.702
Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation and Chiron Corporation (initially filed as Exhibit 10.55 of Chiron's current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.702 of Chiron's report on Form 10-Q for the period ended June 30, 1999.
10.703
Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.56 of Chiron's current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.703 of Chiron's report on Form 10-Q for the period ended June 30, 1999.
10.704
Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy Limited and Chiron Corporation (initially filed as Exhibit 10.57 of Chiron's current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.704 of Chiron's report on Form 10-Q for the period ended June 30, 1999.
10.705
Registration Rights Agreement dated as of November 20, 1994 between Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.58 of Chiron's current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.705 of Chiron's report on Form 10-Q for the period ended June 30, 1999.
10.706
Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.59 of Chiron's current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.706 of Chiron's report on Form 10-Q for the period ended June 30, 1999.
10.707
Amendment dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.60 of Chiron's current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.707 of Chiron's report on Form 10-Q for the period ended September 30, 1999.
10.708
Supplemental Agreement dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.61 of Chiron's current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.708 of Chiron's report on Form 10-Q for the period ended September 30, 1999.
10.709
Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.62 of Chiron's current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.709 of Chiron's report on Form 10-Q for the period ended September 30, 1999.*

10.710
Agreement, dated November 27, 1996, between Ciba-Geigy Limited and Chiron, incorporated by reference to Exhibit 10.92 of Chiron's current report on Form 8-K filed with the Commission on December 17, 1996.
10.711
Amendment dated March 26, 1997 to Agreement dated November 27, 1996, between Novartis Pharma AG and Chiron, incorporated by reference to Exhibit 10.44 of Chiron's report on Form 10-Q for the period ended March 30, 1997.
10.712	Letter Agreement dated December 19, 1997, between Novartis Pharma AG and Chiron, incorporated by reference to Exhibit 10.712 of Chiron's report on Form 10-K for fiscal year 1997.
10.713
Letter Agreement dated December 24, 1997, between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.713 of Chiron's report on Form 10-K for fiscal year 1997. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.714
Letter Agreement, dated May 6, 1996, as to consent to assignment of contracts to Novartis Limited, among the Registrant, Ciba-Geigy Limited, Ciba-Geigy Corporation and Ciba Biotech Partnership, Inc., incorporated by reference to Exhibit 10.43 of Chiron's report on Form 10-K for fiscal year 1996.
10.715
Letter Agreement, dated December 19, 1996, regarding compensation paid by Chiron for director services performed by employees of Ciba-Geigy Limited, incorporated by reference to Exhibit 10.44 of Chiron's report on Form 10-K for fiscal year 1996.*
10.716
Letter Agreement dated September 30, 1999, between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.716 of Chiron's report on Form 10-Q for the period ended September 30, 1999. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.717
Chiron Funding L.L.C. Limited Liability Company Agreement, entered into and effective as of December 28, 1995, among Chiron, Chiron Biocine Company and Biocine S.p.A. and Ciba-Geigy Corporation, incorporated by reference to Exhibit 10.80 of Chiron's report on Form 10-K for fiscal year 1995. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.718
Agreement between Ciba-Geigy Limited and Chiron made November 15, 1995, incorporated by reference to Exhibit 10.81 of Chiron's report on Form 10-K for fiscal year 1995. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")

10.719
Reimbursement Agreement dated as of March 24, 1995, between Ciba-Geigy Limited, a Swiss corporation, and Chiron, incorporated by reference to Exhibit 10.76 of Chiron's report on Form 10-Q for the period ended July 2, 1995.
10.720
Reimbursement Agreement, dated as of June 28, 1996, between Ciba-Geigy Limited, a Swiss corporation, and Chiron, incorporated by reference to Exhibit 10.94 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
10.721
Reimbursement Agreement, dated as of July 12, 1996, between Ciba-Geigy Limited, a Swiss corporation, and Chiron, incorporated by reference to Exhibit 10.93 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
10.722	Letter Agreement dated December 31, 1999 between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.44 of Chiron's report on Form 10-K for fiscal year 1999.*
10.723	Letter Agreement dated December 7, 2000, between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.723 of Chiron's report on Form 10-K for fiscal year 2000.
10.724	Through 10.799 Reserved
10.801	Through 10.899 Reserved
16	Letter of KPMG LLP to the Registrant regarding change in certifying accountant dated March 5, 2002.
21	List of Chiron's Subsidiaries.
23.1	Consent of KPMG LLP, Independent Auditors.
24	Power of Attorney. We incorporate the Power of Attorney on pages 73 and 74 by reference.

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
Date: March 5, 2002	By:	/s/ SÉAN P. LANCE Séan P. Lance Chief Executive Officer and President; Chairman of the Board

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS:

        That the undersigned officers and directors of Chiron Corporation, a Delaware corporation, do hereby constitute and appoint Seán P. Lance and James R. Sulat, and each of them, the lawful attorney and agent or attorneys and agents, with full power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, and any one of them, determine may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SÉAN P. LANCE Séan P. Lance	Chief Executive Officer and President; Chairman of the Board; Director (Principal Executive Officer)	March 5, 2002
/s/ JAMES R. SULAT James R. Sulat	Vice President; Chief Financial Officer (Principal Financial Officer)	March 5, 2002
/s/ DAVID V. SMITH David V. Smith	Vice President, Finance and Principal Accounting Officer	March 5, 2002
/s/ WILLIAM J. RUTTER, PH.D. William J. Rutter, Ph.D.	Director	March 5, 2002

/s/ RAYMUND BREU, PH.D. Raymund Breu, Ph.D.	Director	March 5, 2002
/s/ VAUGHN D. BRYSON Vaughn D. Bryson	Director	March 5, 2002
/s/ LEWIS W. COLEMAN Lewis W. Coleman	Director	March 5, 2002
/s/ PIERRE E. DOUAZE Pierre E. Douaze	Director	March 5, 2002
/s/ PAUL L. HERRLING, PH.D. Paul L. Herrling, Ph.D.	Director	March 5, 2002
/s/ EDWARD E. PENHOET, PH.D. Edward E. Penhoet, Ph.D.	Director	March 5, 2002
/s/ JACK W. SCHULER Jack W. Schuler	Director	March 5, 2002
/s/ PIETER J. STRIJKERT, PH.D. Pieter J. Strijkert, Ph.D.	Director	March 5, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Chiron Corporation:

        We have audited the accompanying consolidated balance sheets of Chiron Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chiron Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California
January 28, 2002

CHIRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$320,673	$166,990
Short-term investments in marketable debt securities	456,506	534,621

Total cash and short-term investments	777,179	701,611
Accounts receivable, net of allowances of $18,772 in 2001 and $14,576 in 2000:
Unrelated parties	224,248	213,816
Related parties	981	5,130

	225,229	218,946
Current portion of notes receivable	5,103	6,179
Inventories	111,357	108,713
Current net deferred income tax asset	33,717	35,980
Derivative financial instruments	756	—
Other current assets:
Unrelated parties	35,064	30,462
Related parties	285	667

	35,349	31,129

Total current assets	1,188,690	1,102,558
Noncurrent investments in marketable debt securities	524,858	149,925
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	144,789	138,981
Laboratory, production and office equipment	361,423	345,495
Leasehold improvements	89,392	87,899
Construction-in-progress	26,341	24,926

	621,945	597,301
Less accumulated depreciation and amortization	(308,557)	(284,098)

Property, plant, equipment and leasehold improvements, net	313,388	313,203
Purchased technologies, net of accumulated amortization of $51,887 in 2001 and $29,941 in 2000	279,298	302,134
Goodwill, net of accumulated amortization of $27,373 in 2001 and $3,515 in 2000	224,742	240,647
Other intangible assets, net of accumulated amortization of $81,554 in 2001 and $69,519 in 2000	155,086	163,759
Investments in equity securities and affiliated companies	146,984	155,794
Noncurrent notes receivable	9,706	12,999
Other noncurrent assets:
Unrelated parties	28,799	15,273
Related parties	1,901	1,784

	30,700	17,057

	$2,873,452	$2,458,076

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2001	2000
Current liabilities:
Accounts payable:
Unrelated parties	$56,772	$45,693
Related parties	1	7

	56,773	45,700
Accrued compensation and related expenses	47,020	44,972
Derivative financial instruments	2,861	—
Short-term borrowings	526	1,171
Current portion of long-term debt	—	1,212
Current portion of unearned revenue	28,871	50,588
Income taxes payable	83,099	146,585
Other current liabilities:
Unrelated parties	111,753	122,305
Related parties	13	846

	111,766	123,151

Total current liabilities	330,916	413,379
Long-term debt	408,917	3,039
Noncurrent derivative financial instruments	7,646	—
Noncurrent net deferred income tax liability	58,944	74,921
Noncurrent unearned revenue	74,371	42,154
Other noncurrent liabilities	42,652	40,476
Minority interest	3,894	3,025

Total liabilities	927,340	576,994

Commitments and contingencies (Note 12)
Put options	13,764	—
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 499,500,000 shares authorized; 191,682,000 outstanding in 2001 and 2000	1,917	1,917
Restricted common stock, $0.01 par value; 500,000 shares authorized; none outstanding	—	—
Additional paid-in capital	2,441,281	2,418,032
Deferred stock compensation	(17,506)	(22,986)
Accumulated deficit	(360,997)	(438,967)
Accumulated other comprehensive income (loss)	(21,286)	17,497
Treasury stock, at cost (2,341,000 shares in 2001 and 2,183,000 shares in 2000)	(111,061)	(94,411)

Total stockholders' equity	1,932,348	1,881,082

	$2,873,452	$2,458,076

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Product sales, net:
Unrelated parties	$769,520	$626,689	$419,750
Related parties	2,366	744	1,927

	771,886	627,433	421,677
Equity in earnings of unconsolidated joint businesses	84,528	84,248	79,320
Collaborative agreement revenues:
Unrelated parties	14,099	13,135	15,769
Related parties	31,216	19,017	60,417

	45,315	32,152	76,186
Royalty and license fee revenues	198,236	190,469	142,915
Other revenues	40,702	37,817	42,548

Total revenues	1,140,667	972,119	762,646

Operating expenses:
Cost of sales:
Unrelated parties	276,291	220,382	183,662
Related parties	1,284	680	752

	277,575	221,062	184,414

Research and development:
Unrelated parties	344,415	298,414	303,399
Related parties	—	425	—

	344,415	298,839	303,399

Selling, general and administrative:
Unrelated parties	251,795	219,336	180,937
Related parties	822	403	—

	252,617	219,739	180,937
Write-off of purchased in-process technologies	—	171,600	—
Amortization expense	46,752	17,651	9,585
Restructuring and reorganization charges (charge reversals) (Note 6)	64	(447)	197
Other operating expenses	19,133	14,458	1,797

Total operating expenses	940,556	942,902	680,329

Income from operations	200,111	29,217	82,317

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Income from operations	$200,111	$29,217	$82,317
Gain (loss) on sale of assets	2,426	(224)	872
Gain on sale of intangible assets	—	—	7,490
Interest expense:
Unrelated parties	(7,507)	(12,739)	(20,201)
Related parties	—	(48)	(3,691)

	(7,507)	(12,787)	(23,892)
Other income, net:
Unrelated parties	59,599	87,297	89,857
Related parties	1,315	787	—

	60,914	88,084	89,857
Minority interest	(1,194)	(809)	—

Income from continuing operations before income taxes	254,750	103,481	156,644
Provision for income taxes	79,992	87,379	28,240

Income from continuing operations	174,758	16,102	128,404

Gain (loss) on disposal of discontinued operations (Note 4)	5,278	(7,588)	32,173

Net income	$180,036	$8,514	$160,577

Basic earnings per share (Note 2):
Income from continuing operations	$0.92	$0.09	$0.71

Net income	$0.95	$0.05	$0.89

Diluted earnings per share (Note 2):
Income from continuing operations	$0.90	$0.08	$0.69

Net income	$0.92	$0.04	$0.86

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2001	2000	1999
Net income	$180,036	$8,514	$160,577
Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period, net of tax benefit of $5,510 and $1,715 in 2001 and 2000, respectively	(23,425)	(23,219)	(28,779)
Unrealized gains (losses) from investments:
Net unrealized holding gains (losses) arising during the period, net of tax benefit (provision) of $7,045, $(31,849) and $(11,517) in 2001, 2000 and 1999, respectively	(9,861)	49,815	18,790
Reclassification adjustment for net gains included in net income, net of tax provision of $3,239, $594 and $62 in 2001, 2000 and 1999, respectively	(5,236)	(928)	(102)

Net unrealized gains (losses) from investments	(15,097)	48,887	18,688

Minimum pension liability adjustment, net of tax benefit (provision) of $(73), $7 and $55 in 2001, 2000 and 1999, respectively	(261)	(67)	(274)

Other comprehensive income (loss)	(38,783)	25,601	(10,365)

Comprehensive income	$141,253	$34,115	$150,212

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit
	Shares	Amount					Shares	Amount	Total
Balances at December 31, 1998	179,925	$1,799	$1,993,916	$(9,403)	$(437,873)	$2,261	—	$—	$1,550,700
Repurchase of treasury stock	—	—	—	—	—	—	(4,838)	(150,425)	(150,425)
Exercise of stock options	1,742	18	28,975	—	(38,868)	—	3,419	98,575	88,700
Tax benefits from employee stock plans	—	—	42,803	—	—	—	—	—	42,803
Employee stock purchase plan	196	2	3,498	—	(1,640)	—	189	5,136	6,996
Deferred stock compensation	—	—	6,695	(6,695)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,990	—	—	—	—	1,990
Foreign currency translation adjustment	—	—	—	—	—	(28,779)	—	—	(28,779)
Net unrealized gain from investments	—	—	—	—	—	18,688	—	—	18,688
Minimum pension liability adjustment	—	—	—	—	—	(274)	—	—	(274)
Elimination of one-month lag in reporting of Chiron S.p.A	—	—	—	—	(5,233)	—	—	—	(5,233)
Net income	—	—	—	—	160,577	—	—	—	160,577

Balances at December 31, 1999	181,863	$1,819	$2,075,887	$(14,108)	$(323,037)	$(8,104)	(1,230)	$(46,714)	$1,685,743
Repurchase of treasury stock	—	—	—	—	—	—	(7,297)	(314,428)	(314,428)
Exercise of stock options	155	2	2,994	—	(88,598)	—	3,722	152,139	66,537
Tax benefits from employee stock plans	—	—	37,865	—	—	—	—	—	37,865
Employee stock purchase plan	49	—	1,903	—	(4,640)	—	266	10,880	8,143
Conversion of PathoGenesis Corporation stock options	—	—	3,371	—	—	—	—	—	3,371
Conversion of convertible debentures	9,615	96	281,288	—	(31,206)	—	2,356	103,712	353,890
Deferred stock compensation	—	—	14,724	(14,724)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	5,846	—	—	—	—	5,846
Foreign currency translation adjustment	—	—	—	—	—	(23,219)	—	—	(23,219)
Net unrealized gain from investments	—	—	—	—	—	48,887	—	—	48,887
Minimum pension liability adjustment	—	—	—	—	—	(67)	—	—	(67)
Net income	—	—	—	—	8,514	—	—	—	8,514

Balances at December 31, 2000	191,682	$1,917	$2,418,032	$(22,986)	$(438,967)	$17,497	(2,183)	$(94,411)	$1,881,082

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit
	Shares	Amount					Shares	Amount	Total
Balances at December 31, 2000	191,682	$1,917	$2,418,032	$(22,986)	$(438,967)	$17,497	(2,183)	$(94,411)	$1,881,082
Repurchase of treasury stock	—	—	—	—	—	—	(3,627)	(171,864)	(171,864)
Exercise of stock options	—	—	(583)	—	(81,344)	—	3,193	143,547	61,620
Exercise of stock warrant	—	—	—	—	(18,513)	—	419	18,513	—
Exercise of put options	—	—	(1,548)	—	—	—	(400)	(18,586)	(20,134)
Premiums from put options	—	—	9,320	—	—	—	—	—	9,320
Temporary equity related to put options	—	—	(13,764)	—	—	—	—	—	(13,764)
Tax benefits from employee stock plans	—	—	25,893	—	—	—	—	—	25,893
Employee stock purchase plan	—	—	—	—	(2,209)	—	257	11,740	9,531
Deferred stock compensation	—	—	3,931	(3,931)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	9,411	—	—	—	—	9,411
Foreign currency translation adjustment	—	—	—	—	—	(23,425)	—	—	(23,425)
Net unrealized loss from investments	—	—	—	—	—	(15,097)	—	—	(15,097)
Minimum pension liability adjustment	—	—	—	—	—	(261)	—	—	(261)
Net income	—	—	—	—	180,036	—	—	—	180,036

Balances at December 31, 2001	191,682	$1,917	$2,441,281	$(17,506)	$(360,997)	$(21,286)	(2,341)	$(111,061)	$1,932,348

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$180,036	$8,514	$160,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,046	81,426	68,895
Amortization of marketable debt securities	8,606	885	5,564
Amortization of deferred stock compensation	9,411	5,846	1,990
Write-off of purchased in-process technologies	—	171,600	—
(Gain) loss on sale of assets	(2,426)	224	(872)
Gain on sale of intangible assets	—	—	(7,490)
(Gain) loss on disposal of discontinued operations	(5,278)	7,588	(32,173)
Net (gain) loss on sale of marketable debt securities	(836)	3,720	—
Net gain on sale of equity securities	(8,706)	(3,181)	(3,783)
Gain on sale of interests in affiliated companies	(2,500)	(2,927)	—
Unrealized gain on trading securities	—	—	(3,352)
Write-off of property, plant, equipment and leasehold improvements	—	12,801	767
Other than temporary loss on investments	5,543	5,000	1,716
Equity in loss of equity method investments	1,269	—	—
Minority interest	1,194	809	—
Changes in reserves	37,736	20,399	17,056
Changes in estimated liabilities	—	—	(2,911)
Deferred income taxes	(13,714)	(26,502)	(5,864)
Other, net	(6,472)	4,152	2,385
Changes, excluding effect of acquisitions and dispositions, to:
Accounts receivable	(32,852)	(75,790)	(15,797)
Inventories	(13,065)	(12,017)	(37,357)
Other current assets	(6,614)	(8,162)	(327)
Derivative financial instruments	(3,936)	—	—
Other noncurrent assets	(15,799)	—	—
Accounts payable and accrued expenses	(21,073)	123,760	(69,115)
Current portion of unearned revenue	(14,863)	14,856	(18,142)
Other current liabilities	33,135	14,008	(38,233)
Other noncurrent liabilities	18,152	24,330	(2,649)
Proceeds from sale of equity securities	—	2,108	—

Net cash provided by operating activities	261,994	373,447	20,885

Cash flows from investing activities:
Purchases of investments in marketable debt securities	(987,291)	(3,571,355)	(1,155,363)
Proceeds from sale and maturity of investments in marketable debt securities	681,601	4,065,467	1,047,429
Payments on notes receivable	6,400	3,233	—
Capital expenditures	(64,878)	(54,353)	(64,594)
Proceeds from sales of assets	8,217	1,000	21,751
Purchases of equity securities and interests in affiliated companies	(14,897)	(27,411)	—
Proceeds from sale of equity securities and interests in affiliated companies	15,071	5,035	3,783
Cash paid to purchase businesses, net of cash acquired	(9,854)	(720,667)	—
Proceeds from disposal of discontinued operations	—	—	46,912
Increase (decrease) in other assets	(5,463)	58,475	(16,745)

Net cash used in investing activities	(371,094)	(240,576)	(116,827)

Cash flows from financing activities:
Net repayment of short-term borrowings	(619)	(18,927)	(15,332)
Repayment of debt and capital leases	(1,350)	(71,078)	(2,443)
Proceeds from issuance of Liquid Yield Option Notes	401,829	—	—
Payment of issuance costs on Liquid Yield Option Notes	(9,929)	—	—
Proceeds from issuance of debt	—	—	6,936
Payments to acquire treasury stock	(201,046)	(314,428)	(140,819)
Proceeds from reissuance of treasury stock	65,727	74,680	63,130
Proceeds from issuance of common stock	—	7	35,020
Proceeds from put options	8,171	—	—

Net cash provided by (used in) financing activities	262,783	(329,746)	(53,508)

Net increase (decrease) in cash and cash equivalents	153,683	(196,875)	(149,450)
Cash and cash equivalents at beginning of the year	166,990	363,865	513,315

Cash and cash equivalents at end of the year	$320,673	$166,990	$363,865

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

Note 1—The Company and Summary of Significant Accounting Policies

The Company and Basis of Presentation

        Chiron Corporation is a global pharmaceutical company that develops, manufactures and markets therapeutic products for the prevention and treatment of infectious disease utilizing innovations in biology and chemistry. Chiron participates in three global healthcare markets: (i) biopharmaceuticals, with an emphasis on the treatment of cancer and infectious disease; (ii) adult and pediatric vaccines; and (iii) blood testing. Chiron is applying a broad and integrated scientific approach to the development of innovative products for preventing and treating cancer and infectious disease. This approach is supported by research strengths in therapeutic proteins, small molecules and vaccines.

        On December 29, 1997, Chiron completed the sale of its ophthalmics business, Chiron Vision, to Bausch & Lomb Incorporated, and on November 30, 1998, Chiron completed the sale of its in vitro diagnostics business, Chiron Diagnostics, to Bayer Corporation. As a result of these transactions, Chiron's Consolidated Statements of Operations reflect the reversal of retention and severance obligations, the expiration of certain contractual obligations and the final sale of the remaining real estate assets in the gain (loss) on discontinued operations (see Note 4).

        Prior to fiscal year 1999, the results of Chiron S.p.A., Chiron's Italian subsidiary, were reported on a one-month lag. In the first quarter of 1999, the results of Chiron S.p.A. were brought current. As a result, during fiscal year 1999, Chiron recorded a loss of $5.2 million for the month of December 1998 as a component of "Accumulated deficit" in the Consolidated Balance Sheets.

        On September 21, 2000, Chiron acquired PathoGenesis Corporation. Chiron included PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the seven business days in September 2000 were not significant to Chiron's consolidated operating results (see Note 5).

Principles of Consolidation

        The consolidated financial statements include the accounts of Chiron and its majority-owned subsidiaries. For consolidated majority-owned subsidiaries in which Chiron owns less than 100%, Chiron records minority interest in the consolidated financial statements to account for the ownership interest of the minority owner. Investments in joint ventures, limited partnerships and interests in which Chiron has an equity interest of 50% or less are accounted for using either the equity or cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Chiron's most significant consolidated majority-owned subsidiaries and respective ownership percentages are as follows:

Name	Percentage Ownership
PathoGenesis Corporation	100%
31 Corsa Verwaltungsgesellschaft mbH	100%
Chiron Behring GmbH & Co.	100%
Chiron S.p.A.	100%
Chiron B.V.	100%
Chiron Iberia SL	100%
Chiron U.K. Ltd	100%
Chiron GmbH	100%
Chiron France S.a.r.l.	100%
Chiron Italia S.r.l.	100%
Chiron Blood Testing S.a.r.l.	100%
Chiron Behring Vaccines Private Limited	51%

        In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron will pay $15.0 million over ten years, of which $5.3 million was paid through December 31, 2001, for a 6.35% ownership percentage. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $13.5 million was paid through December 31, 2001, for a 23.19% ownership percentage. Chiron accounts for both investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46 "Accounting for Limited Partnership Investments."

        In 2000, Chiron began consolidating, and recording minority interest related to, its 51% owned joint venture, Chiron Behring Vaccines Limited.

Use of Estimates and Reclassifications

        The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to investments; inventories; derivatives; intangible assets; product discounts, rebates and returns; bad debts; collaborative, royalty and license arrangements; restructuring; pension and other post-retirement benefits; income taxes; and litigation and other contingencies. Chiron bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

        Chiron, prior to filing its financial statements on Form 10-K, publicly releases an unaudited condensed balance sheet and statement of operations. Between the date of Chiron's earnings release and the filing of Form 10-K, reclassifications may be required. These reclassifications, when made, have no effect on income from continuing operations, net income or earnings per share.

        Certain previously reported amounts have been reclassified to conform with the current period presentation.

        Related to the acquisition of PathoGenesis Corporation on September 21, 2000, Chiron allocated the purchase price based on the estimated fair values of the assets acquired and liabilities assumed. Throughout 2001, Chiron recorded purchase price adjustments resulting from (i) a final reconciliation of PathoGenesis registered shares of common stock, (ii) the true-up of severance, employee relocation, leasing and legal costs to amounts actually paid and (iii) the related deferred tax effects, the total of which resulted in a $3.8 million increase to the purchase price and a $2.2 million increase to goodwill. For each of the quarters and for the year ended December 31, 2001, this adjustment had no material impact on amortization expense or earnings per share.

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

        In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Chiron has classified its investments in certain debt and equity securities as available-for-sale. Chiron has in the past, and may in the future, classify certain equity securities as trading. Available-for-sale securities are recorded at fair value based upon year-end quoted market prices. Unrealized gains and losses, deemed as temporary in nature, are reported as a separate component of comprehensive income or loss. Trading securities, if any, are recorded at fair value based upon year-end quoted market prices. Unrealized gains and losses on trading securities are included in results of operations.

        Chiron periodically reviews its debt and equity securities by comparing the market value to the carrying value of the security. Impairment, if any, is based on the excess of the carrying value over the market value. If impairment is considered other-than-temporary, the security's cost is written down to market value through earnings. Generally Chiron believes that an investment is impaired if its market value has been below its carrying value for each trading day in a six-month period.

Inventories

        Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventories consisted of the following at December 31:

	2001	2000
	(In thousands)
Finished goods	$26,683	$25,590
Work-in-process	60,512	57,754
Raw materials	24,162	25,369

	$111,357	$108,713

Derivative Financial Instruments

        Effective January 1, 2001, Chiron implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, which establishes accounting and reporting standards for derivatives and hedging activities. All derivatives must be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are accounted for depending upon the exposure being hedged and whether the derivatives qualify and are designated for hedge accounting. The effect of the adoption did not have a material impact on Chiron's results of operations or consolidated financial position in 2001.

        Chiron uses various derivatives, such as foreign currency option contracts and forward foreign currency contracts, to reduce foreign exchange risks. Chiron also uses forward sales contracts to reduce equity securities risk. Derivatives are not used for trading or speculative purposes. Chiron's control environment includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency hedging activities. Counterparties to Chiron's hedging agreements are major financial institutions. These hedging agreements are generally not collateralized. Chiron manages the risk of counterparty default on its derivatives through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. Chiron has not experienced any losses due to counterparty default.

  Foreign Currency Hedging

        A significant portion of Chiron's operations consists of manufacturing and sales activities in western European countries. As a result, Chiron's financial results may be affected by changes in the foreign currency exchange rates of those related countries.

        Chiron may selectively hedge anticipated currency exposures by purchasing foreign currency option contracts, which are designated as cash flow hedges under Statement of Financial Accounting Standards No. 133 and typically expire within twelve months. Changes in the fair value of foreign currency option contracts are recorded in comprehensive income and are recognized in earnings when the forecasted transaction occurs. When foreign currency option contracts expire, any amounts recorded in comprehensive income are reclassified to earnings.

        Chiron also uses forward foreign currency contracts to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in foreign currencies. These derivatives are not designated as hedges under Statement of Financial Accounting Standards No. 133. Changes in the fair value of forward foreign currency contracts are recognized currently in earnings. Typically, changes in the fair value of forward foreign currency contracts are offset largely by changes upon remeasurement of the underlying assets and liabilities. Typically, these contracts have maturities of three months or less.

  Equity Securities Hedging

        Chiron has exposure to equity price risk because of its investments in equity securities. Typically, these securities are obtained through collaboration agreements with other pharmaceutical and biotechnology partners. Changes in share prices affect the value of Chiron's equity portfolio.

        Chiron selectively enters into forward sales contracts, which are designated as fair value hedges under Statement of Financial Accounting Standards No. 133 and typically expire within two to four years. At the inception of the hedge, the difference between the cost and the fair value of the equity security remains in comprehensive income. Subsequent changes in the fair value of the forward sales contracts and the underlying equity security are recognized in earnings. When forward sales contracts mature and the underlying equity security is sold, any amounts recorded in comprehensive income related to the underlying equity security are reclassified to earnings.

        For foreign currency option contracts and forward sales contracts, Chiron assumes no ineffectiveness because the critical terms of the derivative instrument and of the underlying exposure are the same. Chiron expects that changes in the fair value of the underlying exposure will be offset completely by changes in the fair value of the derivative instrument, both at inception and on an ongoing basis. The critical terms are reviewed quarterly. All time value changes are deemed ineffective and are recognized immediately in earnings. Hedge ineffectiveness, determined in accordance with Statement of Financial Accounting Standards No. 133, was not material for the year ended December 31, 2001. No cash flow or fair value hedges were derecognized or discontinued for the year ended December 31, 2001.

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

Intangible and Other Long-Lived Assets

        Intangible assets consist principally of purchased technologies and patents and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 17 years. Chiron periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Intangible assets included goodwill which was being amortized on a straight-line basis over 15 years and assembled workforce which was being amortized on a straight-line basis over 5 to 20 years. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $58.5 million,

$27.4 million and $17.3 million, respectively. Amortization of purchased technologies and goodwill was included primarily in "Amortization expense" and amortization of patents was included primarily in "Research and development" in the Consolidated Statements of Operations.

        Chiron periodically evaluated the recoverability of goodwill. Impairment, if any, was based on the excess of the carrying value over the fair value, calculated based upon the projected undiscounted net cash flows associated with such goodwill.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS No. 142. Chiron adopted the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002.

        SFAS 141 required, upon adoption of SFAS 142, Chiron to evaluate existing intangible assets and goodwill that were acquired in a purchase business combination prior to June 30, 2001, and make any necessary reclassifications to conform with the new criteria in SFAS 141. As a result, Chiron reclassified assembled workforce with a net carrying value of $7.8 million to goodwill on January 1, 2002.

        Upon adoption of SFAS 142, Chiron also began reassessing the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations, and is required to make any necessary amortization period adjustments by the end of the first quarter 2002. In addition, if an intangible asset is identified as having an indefinite useful life, Chiron must test the intangible asset for impairment in accordance with SFAS 142 by March 31, 2002. Chiron will measure any impairment loss as of January 1, 2002 and recognize it as the cumulative effect of a change in accounting principle in the first quarter 2002. Based upon the review to date, Chiron does not anticipate any adjustments to amortization periods.

        In connection with the transitional goodwill impairment evaluation, SFAS 142 adoption requires Chiron to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, Chiron identified its reporting units as of January 1, 2002. Chiron is in the process of determining the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Chiron has up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Chiron must perform the second step of the transitional impairment test. In the second step, Chiron must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step must be completed as soon as possible, but no later than December 31, 2002. Chiron will recognize any transitional impairment loss as the cumulative effect of a change in accounting principle.

        In addition, Chiron must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations.

        At December 31, 2001, Chiron had unamortized goodwill (including assembled workforce) of $232.6 million. Amortization expense related to goodwill (including assembled workforce) was $17.1 million for the year ended December 31, 2001. Based upon the review to date, Chiron does not anticipate any transitional impairment losses.

        In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Chiron must adopt the provisions of SFAS 143 effective January 1, 2003, with earlier application encouraged. Chiron is currently analyzing the effect, if any, the adoption of this standard will have on the financial statements.

        Under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Chiron evaluated the recoverability of its intangible and long-lived assets (excluding goodwill), as circumstances dictated. Impairment, if any, was based on the excess of the carrying value of such assets over their respective fair values, calculated based upon the projected discounted net cash flows associated with such assets. In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale. SFAS 144 also supercedes the business segment concept in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations. Chiron adopted the provisions of SFAS 144 effective January 1, 2002. Chiron believes that the implementation of the impairment provisions of this standard will not have a material effect on our results of operations and financial position, since the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this standard for assets held for sale or other disposal generally are required to be applied prospectively. Therefore, Chiron cannot determine the potential effects that adoption of SFAS 144 as it relates to assets held for sale or other disposal will have on the financial statements.

Put Options

        Chiron utilizes put options to facilitate the repurchase of common stock. The put option contracts provide that Chiron, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract. Accordingly, these contracts are initially measured at fair value and reported in stockholders' equity as additional paid-in-capital. Subsequent changes in fair value are not recognized. If these instruments are settled through the payment or receipt of cash, additional paid-in-capital is adjusted.

Comprehensive Income

        Chiron has displayed the detailed changes in the components of comprehensive income in the Consolidated Statements of Comprehensive Income. Accumulated other comprehensive income (loss) balances by component were as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) from Investments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, net, at December 31, 1998	$(1,794)	$4,771	$(716)	$2,261
Period change	(28,779)	18,688	(274)	(10,365)

Balance, net, at December 31, 1999	(30,573)	23,459	(990)	(8,104)
Period change	(23,219)	48,887	(67)	25,601

Balance, net, at December 31, 2000	(53,792)	72,346	(1,057)	17,497
Period change	(23,425)	(15,097)	(261)	(38,783)

Balance, net, at December 31, 2001	$(77,217)	$57,249	$(1,318)	$(21,286)

        In the first and second quarters of 2001, the foreign currency translation component of comprehensive income included the tax effects of the non-permanently reinvested 2000 earnings in Chiron's German and Italian vaccines business in accordance with the investment and tax policy adopted in 2000. During the first and second quarters of 2001, the undistributed 2001 earnings in Chiron's German and Italian vaccines business were expected to be reinvested permanently and, as a result, no tax effect was provided on the foreign currency translation component of comprehensive income. Beginning in the third quarter of 2001, tax effects of the decision not to permanently reinvest the 2001 earnings in Chiron's German and Italian vaccines business were recorded. For all other foreign jurisdictions, the undistributed earnings of Chiron's foreign investments are expected to be reinvested permanently.

        In 2000, the foreign currency translation component of comprehensive income included the tax effects of the non-permanently reinvested earnings in Chiron's German and Italian vaccines business in accordance with the investment and tax policy adopted for that year only. For all other foreign jurisdictions, the undistributed earnings of Chiron's foreign investments are expected to be reinvested permanently. In 1999, no tax effect was provided on the foreign currency translation component as the undistributed earnings of Chiron's foreign investments were expected to be reinvested permanently.

Treasury Stock

        Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to "Additional paid-in capital." Losses on reissuance of treasury stock are charged to "Additional paid-in capital" to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to "Accumulated Deficit." For the years ended December 31, 2001 and 2000, Chiron charged losses of $102.1 million and $124.4 million, respectively, to "Accumulated deficit" in the Consolidated Balance Sheets.

Revenue Recognition

        "Product sales, net" primarily consist of revenues recognized upon shipment of products to customers. For nucleic acid testing product sales, Chiron recognizes revenues based upon the details of each contract, from cost recovery pricing for investigational new drug applications to contracted price per donation. For sales of Betaseron®, Chiron recognizes revenues upon shipment to its marketing partner and additional revenues upon the marketing partner's subsequent sale of Betaseron® to patients. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related product sales are recorded based upon analyses of historical discounts, rebates and returns.

        "Equity in earnings of unconsolidated joint businesses" represents Chiron's share of the operating results generated by its commercial unincorporated joint businesses. "Collaborative agreement revenues" are earned and recognized based upon work performed or upon the attainment of specified milestones. Under contracts where Chiron recognizes revenue based upon work performed, the related research and development activities amounted to $9.1 million, $6.0 million and $49.7 million in 2001, 2000 and 1999, respectively. "Royalty and license fee revenues" consist of product royalty payments and fees under license agreements and are recognized when earned. Up-front refundable fees are deferred and recognized as revenues upon the later of when they become nonrefundable or when performance obligations are completed. Up-front nonrefundable fees where Chiron has no continuing performance obligations are recognized as revenues when receivable. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. Milestones, if any, related to scientific achievement are recognized in income when the milestone is accomplished. "Other revenues" primarily consist of fees for sales and marketing services performed, commission fees and grants from government agencies are recognized when earned.

Contract Manufacturing Revenues and Expenses

        During production pre-planning activities, contract manufacturing revenues are recognized upon completion of the specified contract milestones and recorded in "Other revenues" in the Consolidated Statements of Operations. During production pre-planning activities, contract manufacturing expenses are deferred as incurred, then expensed upon completion of the specified contract milestones and recorded in "Other operating expenses" in the Consolidated Statements of Operations. When production is complete, contract manufacturing revenues and expenses are recognized upon shipment of products to customers and recorded in "Other revenues" and "Other operating expenses," respectively, in the Consolidated Statements of Operations.

Note 1—The Company and Summary of Significant Accounting Policies

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

Research and Development Expense and Write-Off of Purchased In-Process Technologies

        In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," research and development costs are charged to expense when incurred. Research and development includes costs such as clinical trial expenses, contracted research and license agreement fees, supplies and materials, salaries and employee benefits, equipment depreciation and allocations of various corporate costs. Purchased in-process technologies represent the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition. In accordance with Statement of Financial Accounting Standards No. 2, as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to purchased in-process technologies meeting the above stated criteria are charged to expense as part of the allocation of the purchase price of the business combination.

Advertising Expenses

        Chiron expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2001, 2000 and 1999 were $17.9 million, $11.4 million and $10.0 million, respectively.

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

Stock-Based Compensation

        Chiron measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, including Financial Accounting Standards Board Interpretation 44 "Accounting for Certain Transactions Involving Stock Compensation." Compensation expense is based on the difference, if any, between the fair value of Chiron's common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as "Deferred stock compensation" in the Consolidated Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. Compensation expense is included primarily in "Selling, general and administrative" in the Consolidated Statements of Operations. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," Chiron has provided, in Note 13, the pro forma disclosures of the effect on net income and earnings per share as if Statement of Financial Accounting Standards No. 123 had been applied in measuring compensation expense for all periods presented.

Foreign Currency Translation

        The financial statements of Chiron's foreign subsidiaries and equity investments are generally measured using the local currency. Accordingly, the assets and liabilities of Chiron's foreign subsidiaries and equity investments are translated into U.S. dollars using the exchange rates in effect at the end of the period. Revenues and expenses are translated using the average exchange rates for the period. Adjustments resulting from currency translations are included in comprehensive income. Gains and losses resulting from currency transactions are recognized in current operations.

Concentration of Risk

        Financial instruments, which potentially expose Chiron to concentrations of credit risk, consist primarily of cash, investments (such as debt securities) and trade accounts receivable. Chiron invests cash, which is not required for immediate operating needs, in a diversified portfolio of financial instruments issued by financial institutions and other issuers with strong credit ratings.

        By policy, the amount of credit exposure to any one institution or issuer is limited. These investments are generally not collateralized and primarily mature within three years. In 2001, Chiron recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid Chiron the full principal plus interest. Chiron has not experienced any other losses due to counterparty default.

        Chiron has not experienced any significant credit losses from its accounts receivable from joint business partners or collaborative research agreements, and none are currently expected. Other accounts receivable arise from product sales to customers. Chiron performs ongoing credit evaluations of these customers and generally does not require collateral. Chiron maintains reserves for potential trade receivable credit losses, and such losses have been within management's expectations.

        Chiron purchases bulk powdered tobramycin, the primary basic raw material in TOBI®, from two of the principal worldwide suppliers of the drug. Chiron anticipates that either one of these suppliers alone will be able to supply sufficient quantities to meet current needs; however, there can be no assurance that these suppliers will be able to meet future demand in a timely and cost-effective manner. As a result, Chiron's operations could be adversely affected by an interruption or reduction in the supply of bulk powdered tobramycin.

        Chiron has entered into contracts with third parties for the production and packaging of TOBI®. Over time, Chiron can use alternative production and packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of TOBI® due to work stoppages or other factors, Chiron's operations could be disrupted until alternative sources are secured.

Note 2—Earnings Per Share

        Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options, warrants and equivalents, which are included under the treasury-stock method; (ii) performance units (see Note 13) to the extent that dilutive shares are assumed issuable; (iii) the assumed exercise of outstanding put options (see Note 13), which are included under the reverse treasury-stock method; and (iv) convertible notes and debentures, which are included under the if-converted method (see Note 11). Due to rounding, quarterly amounts may not sum fully to yearly amounts.

        The following table sets forth the computation for basic and diluted earnings per share on income from continuing operations for the years ended December 31:

	2001	2000	1999
	(In thousands, except per share data)
Income (Numerator):
Income from continuing operations available to common stockholders	$174,758	$16,102	$128,404
Plus: Interest on 1.90% convertible debentures, net of taxes	—	—	1,936

Income from continuing operations available to common stockholders, plus assumed conversions	$174,758	$16,102	$130,340

Shares (Denominator):
Weighted-average common shares outstanding	189,553	183,509	181,162
Effect of dilutive securities:
Stock options and equivalents	5,023	6,137	4,279
Warrants	242	425	288
Put options	17	—	—
1.90% convertible debentures	—	—	2,196

Weighted-average common shares outstanding, plus assumed conversions	194,835	190,071	187,925

Basic earnings per share	$0.92	$0.09	$0.71

Diluted earnings per share	$0.90	$0.08	$0.69

        The following table sets forth the computation for basic and diluted earnings per share on net income for the years ended December 31:

	2001	2000	1999
	(In thousands, except per share data)
Income (Numerator):
Net income available to common stockholders	$180,036	$8,514	$160,577
Plus: Interest on 1.90% convertible debentures, net of taxes	—	—	1,936

Net income available to common stockholders, plus assumed conversions	$180,036	$8,514	$162,513

Shares (Denominator):
Weighted-average common shares outstanding	189,553	183,509	181,162
Effect of dilutive securities:
Stock options and equivalents	5,023	6,137	4,279
Warrants	242	425	288
Put options	17	—	—
1.90% convertible debentures	—	—	2,196

Weighted-average common shares outstanding, plus assumed conversions	194,835	190,071	187,925

Basic earnings per share	$0.95	$0.05	$0.89

Diluted earnings per share	$0.92	$0.04	$0.86

        Options to purchase 7.4 million shares, 2.3 million shares and 6.0 million shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2001, 2000 and 1999, respectively. These options were excluded from the respective computations of diluted earnings per share, as their inclusion would be antidilutive.

        Also excluded from the computations of diluted earnings per share for the year ended December 31, 2001 were 5.2 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes (see Note 11), as their inclusion would be antidilutive.

        As a result of the acquisition of Cetus on December 12, 1991, a warrant to purchase 0.6 million shares of Chiron common stock with an exercise price of $13.125 per share was outstanding. On July 31, 2001, the holder elected a cashless exercise of the warrant, based upon Chiron's closing stock price on August 3, 2001, for which Chiron issued approximately 0.4 million shares of its common stock.

        Also excluded from the computations of diluted earnings per share were 6.9 million shares and 9.8 million shares for the years ended December 31, 2000 and 1999, respectively, of common stock issuable upon conversion of Chiron's convertible subordinated debentures (see Note 11), as their inclusion would be antidilutive. As of December 31, 2000, substantially all of the 1.90% and 5.25% convertible debentures were converted into 12.0 million shares of common stock.

Note 3—Supplemental Cash Flow Information

	2001	2000	1999
	(In thousands)
Interest paid	$749	$2,898	$11,607

Income taxes paid	$134,827	$9,852	$186,707

Noncash investing and financing activities:
Acquisitions:
Cash acquired	$—	$3,132	$—
Fair value of all other assets acquired	—	829,803	—
Liabilities assumed	—	(23,609)	—
Income taxes payable	—	(2,800)	—
Net deferred tax liability	—	(72,616)	—
Fair value, less intrinsic value for unvested portion, of options exchanged	—	(3,371)	—
Acquisition costs not yet paid as of December 31, 2000	—	(6,740)	—

Total cash paid	$—	$723,799	$—

Conversion of subordinated debentures to common stock	$—	$353,890	$—

Exercise of common stock warrant	$18,513	$—	$—

Note 4—Discontinued Operations

        In a strategic effort to focus on its core businesses of Biopharmaceuticals, Vaccines and Blood Testing, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. Basic earnings (loss) per share from discontinued operations was $0.03, $(0.04) and $0.18 for the years ended December 31, 2001, 2000 and 1999, respectively. Diluted earnings (loss) per share from discontinued operations was $0.02, $(0.04) and $0.17 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The "Gain (loss) on disposal of discontinued operations" consisted of the following as of December 31:

	2001	2000	1999
	(In thousands)
Reversal of reserves for retention and severance obligations	$1,600	$—	$—
Reversal of reserves for indemnity obligations	1,500	2,190	8,305
Gain on the sale of real estate assets	1,644	—	1,873
Other	—	(708)	1,563
Income tax benefit (provision)	534	(9,070)	20,432

	$5,278	$(7,588)	$32,173

Chiron Diagnostics

        On November 30, 1998, Chiron completed the sale of its in vitro diagnostics business to Bayer Corporation for $1,013.8 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a stock purchase agreement, dated September 17, 1998, between Chiron and Bayer. Under the terms of this agreement, Chiron was responsible for retention and severance payments to specific U.S. and international employees and, accordingly, reserved for such retention and severance obligations. In the third quarter of 2001, Chiron reversed approximately $1.6 million reserved for retention and severance obligations based upon a final reconciliation from Bayer. This amount was recorded as a component of "Gain (loss) on disposal of discontinued operations." Chiron has also provided other customary indemnities under the terms of this agreement.

        In connection with the sale of Chiron Diagnostics, Chiron granted to Bayer rights under HIV and hepatitis C virus patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid Chiron a license fee of $100.0 million, which became nonrefundable in decreasing amounts through 2001. In 2001, 2000 and 1999, Chiron recognized license fee revenues of $18.3 million, $29.2 million and $39.2 million, respectively, which represented the portions of the $100.0 million payment that became nonrefundable during those periods. Chiron recognized the remaining revenue in the fourth quarter of 2001. The revenues were recorded as a component of "Royalty and license fee revenues" in the Consolidated Statements of Operations.

        As a result of the sale of Chiron Diagnostics, Chiron assigned certain technology rights, which it had utilized in its blood testing and diagnostics businesses, to Bayer. The assigned rights, which had been capitalized as intangible assets and had a net book value of $9.5 million at the time of assignment, were expensed against the gain on the sale of Chiron Diagnostics in 1998. Under the terms of the agreement, Chiron and Bayer agreed to share certain future milestone payments related to these technologies rights. Accordingly, Chiron made a milestone payment of $8.5 million in December 1999. Since Chiron received regulatory approval in France for, and began selling, the transcription-mediated amplification combination hepatitis C virus /HIV-1 test in September 1999, Chiron ascertained that there was future value in these technology rights and, therefore, capitalized the related milestone payment of $8.5 million, to be amortized over 5 years. For each of the years ended December 31, 2001 and 2000, Chiron recognized amortization expense of $1.7 million related to this intangible asset.

Chiron Vision

        On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to Bausch & Lomb Incorporated for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a stock purchase agreement, dated as of October 21, 1997, between Chiron and Bausch & Lomb. Chiron retained Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million upon the completion of the sale. Under the terms of the Bausch & Lomb agreement, Chiron provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify Bausch & Lomb against certain potential claims. In the second quarter of 2001, Chiron reversed the remaining reserves of $1.5 million upon the sale of the remaining real estate assets, as discussed below. In 2000 and 1999, Chiron reversed approximately $2.2 million and $8.3 million, respectively, of such reserves as such obligations had expired unused. Both amounts were recorded as components of "Gain (loss) on disposal of discontinued operations."

        For a period of three years following the completion of the sale, Chiron Vision had the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of December 31, 2000 and 1999, the real estate assets of $1.9 million, which represented all of the remaining net assets of Chiron's discontinued operations, were recorded as "Other current assets" in the Consolidated Balance Sheets. In July 1999, Chiron recognized a net gain of $1.9 million upon the sale of a portion of these real estate assets. In April 2001, Chiron sold the remaining real estate assets and recognized a net gain on the sale of these assets of $1.6 million. These gains were recorded as components of "Gain (loss) on disposal of discontinued operations."

Income Taxes

        In connection with the sale of Chiron Diagnostics and Chiron Vision, Chiron recorded cumulative net deferred tax assets of $23.7 million and $26.5 million in 2001 and 2000, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. Chiron also recorded corresponding valuation allowances of $23.7 million and $26.5 million in 2001 and 2000, respectively, to offset these deferred tax assets, as management believes that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. The future recognition of these deferred tax assets will be reported as a component of "Gain (loss) on disposal of discontinued operations."

        "Gain (loss) on disposal of discontinued operations" included an income tax benefit (provision) of $0.5 million, $(9.1) million and $20.4 million in 2001, 2000 and 1999, respectively. The tax benefit in 2001 related to the reversal of reserves and valuation allowances against deferred tax assets that were set up at the time of the sale, as discussed above. The tax provision in 2000 resulted from the 1999 estimated tax provision to tax return true-up adjustment on the Chiron Diagnostics final purchase price adjustment. The tax benefit in 1999 included the utilization of additional foreign sales corporation benefits and foreign tax credits resulting from the 1998 estimated tax provision to tax return true-up adjustments for Chiron Diagnostics and Chiron Vision.

Note 5—Acquisition of PathoGenesis Corporation

        On September 21, 2000, Chiron acquired PathoGenesis Corporation, a company that developed and marketed drugs to treat infectious diseases, particularly serious lung infections. The acquisition was accounted for under the purchase method of accounting and included the purchase of substantially all of the outstanding shares of common stock of PathoGenesis at $38.50 per share. As discussed in Note 1, throughout 2001, Chiron recorded purchase price adjustments resulting from (i) a final reconciliation of PathoGenesis registered shares of common stock, (ii) the true-up of severance, employee relocation, leasing and legal costs to amounts actually paid and (iii) the related deferred tax effects, the total of which resulted in a $3.8 million increase to the purchase price and a $2.2 million increase to goodwill. The revised components and allocation of the purchase price consisted of the following (in thousands):

Consideration and acquisition costs:
Cash paid for common stock	$643,026
Cash paid for options on common stock	66,216
Acquisition costs paid as of December 31, 2001	23,141
Acquisition costs not yet paid as of December 31, 2001	1,917
Fair value, less intrinsic value for unvested portion, of options exchanged	3,371

Total purchase price	$737,671

Allocation of purchase price:
Assets acquired	$94,784
Write-off of purchased in-process technologies	171,600
Purchased technologies	300,600
Goodwill	214,211
Other acquired intangible assets	53,900
Liabilities assumed	(23,609)
Income taxes payable	(2,800)
Net deferred tax liability	(71,015)

Total purchase price	$737,671

        Outstanding options on PathoGenesis' stock were either redeemed in cash or converted into options on Chiron's stock. The difference between the fair value of all options and the intrinsic value associated with the unvested portion of those options was included as part of the purchase price.

        Acquisition costs included contractual severance and involuntary termination costs, as well as other direct acquisition costs. Approximately $16.4 million represented severance payments, assumed by Chiron, to executives as dictated by their employment agreements.

        Chiron allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. A portion of the purchase price was allocated to purchased in-process technologies and was written off entirely in the fourth quarter of 2000. The write-off of purchased in-process technologies represented the fair value at the acquisition date, calculated utilizing the income approach, of the portion of certain in-process research and development projects that were not reliant upon core technology. Core technology represents technology that has been utilized in approved or commercialized products. Certain research and development projects deemed too early in terms of completion metrics and any future yet-to-be-defined technologies were not included in the calculation of in-process technologies. Chiron does not anticipate that there will be any alternative future use for the in-process technologies that were written off. In valuing the purchased in-process technologies, Chiron used probability-of-success-adjusted cash flows and a 15% discount rate. Cash inflows from any one in-process product were assumed to commence between 2002 and 2008. Based on current information, Chiron believes that the revenue projections underlying the purchase price allocation are substantially accurate. As with all pharmaceutical products, the probability of commercial success for any one research and development project is highly uncertain.

        Purchased technologies represented the fair value of research and development projects, which will be developed further and supported after the acquisition date, and are being amortized on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents and databases, which are being amortized on a straight-line basis over 13 to 16 years. Acquired intangible assets also included the assembled workforce, which was being amortized on a straight-line basis over 5 years. Goodwill resulting from the PathoGenesis acquisition was being amortized on a straight-line basis over 15 years. Since Chiron elected to treat the acquisition as taxable in California, Chiron recorded current taxes payable of $2.8 million. The net deferred tax liability primarily related to the difference between the carrying amounts and tax bases of the purchased technology and acquired intangible assets, offset by future utilization of net operating loss and tax credit carryforwards. Upon acquisition, Chiron acquired federal net operating loss carryforwards and federal business credits of approximately $116.6 million and $6.5 million, respectively, attributed to PathoGenesis.

        Chiron included PathoGenesis' operating results, including the last seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the last seven business days in September 2000 were not significant to Chiron's consolidated operating results for the fourth quarter of 2000.

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

	Year Ended December 31,
	2000	1999
	(Unaudited)
Total revenues	$1,030,338	$823,490
Income from continuing operations	$140,641	$81,690
Pro forma income per share from continuing operations:
Basic	$0.77	$0.45
Diluted	$0.74	$0.44

        On January 1, 2002, Chiron implemented Statement of Financial Accounting Standards (referred to as SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS 142. The pro forma amounts above include amortization expense on the goodwill and assembled workforce related to the PathoGenesis acquisition of $14.7 million for the year ended December 31, 2000.

Note 6—Restructuring and Reorganization

        Chiron previously recorded restructuring and reorganization charges related to (i) the integration of its worldwide vaccines operations, (ii) the closure of its Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions, all of which had terminated as of December 31, 2000, in Chiron's Italian manufacturing facility and facility-related costs. The closure of its Puerto Rico and St. Louis facilities and the ongoing restructuring of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 400 positions in manufacturing, research, development, sales, marketing and other administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

        During 1999, Chiron decided to retain 18 of those 400 positions to support future contract manufacturing activities. Therefore, Chiron adjusted the number of positions for elimination to 382. Again during 2000, Chiron decided to retain 11 of those 382 positions to support future contract manufacturing activities. Therefore, Chiron adjusted the number of positions for elimination to 371. Included in the 371 positions were 36 positions at Chiron's Amsterdam facility. These positions were transferred to the buyer in January 2000 (see Note 8) in connection with the December 1999 sale of the Amsterdam facility.

        For the year ended December 31, 2001, Chiron recorded net restructuring and reorganization charges of $0.1 million, which included a charge of $0.3 million and a charge reversal of $0.2 million. The charge of $0.3 million primarily related to revised estimates of termination and other employee-related costs recognized in connection with the elimination of 371 positions, of which 360 had terminated as of December 31, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

        For the year ended December 31, 2000, Chiron recorded net restructuring and reorganization charge reversals of $0.4 million, which included a charge reversal of $0.6 million and a charge of $0.2 million. The charge reversal of $0.6 million primarily related to revised estimates of termination and other employee-related costs recognized in connection with the retention of 11 of 382 positions. As described above, Chiron adjusted the number of positions for elimination to 371, of which 356 had terminated as of December 31, 2000. The charge of $0.2 million related to revised estimates of facility-related costs.

        For the year ended December 31, 1999, Chiron recorded net restructuring and reorganization charges of $0.2 million, which included a charge of $3.9 million and a charge reversal of $3.7 million. The charge of $3.9 million primarily related to termination and other employee-related costs recognized in connection with the elimination of 28 positions at Chiron's Italian manufacturing facility, of which 24 of these positions had terminated as of December 31, 1999. The charge reversal of $3.7 million related to (i) revised estimates of facility-related accruals recorded in connection with the closure of the St. Louis facility and (ii) revised estimates of termination and other employee-related costs recorded in connection with the transfer of 36 positions at Chiron's Amsterdam facility to the buyer and the retention of 18 of the 400 positions. As described above, Chiron adjusted the number of positions for elimination to 382, of which 319 had terminated as of December 31, 1999.

        Included in "Gain (loss) on disposal of discontinued operations" in the Consolidated Statements of Operations were net restructuring and reorganization charge reversals of $0.3 million in 2000. This amount related to the restructuring of Chiron's in vitro diagnostics business operations and primarily consisted of employee termination costs related to the termination of 331 employees, all of which were terminated as of December 31, 1998. Chiron retained responsibility for $4.5 million of restructuring accruals upon the completion of the sale of Chiron Diagnostics to Bayer. The restructuring accruals were fully utilized as of December 31, 2000.

        Chiron expects to substantially settle the restructuring and reorganization accruals within one to six years of accruing the related charges. As of December 31, 2001, $0.2 million and $0.5 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Consolidated Balance Sheets. As of December 31, 2000, $1.7 million and $1.0 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Consolidated Balance Sheets.

        The activity in accrued restructuring and reorganization for the years ended December 31, 2001, 2000 and 1999 is summarized as follows (in thousands):

	Accrual at December 31, 2000	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through December 31, 2001	Amount to be Utilized in Future Periods
Employee-related costs	$1,816	$250	$—	$(1,849)	$217
Other facility-related costs	839	—	(186)	(177)	476

	$2,655	$250	$(186)	$(2,026)	$693

	Accrual at December 31, 1999	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through December 31, 2000	Amount to be Utilized in Future Periods
Employee-related costs	$3,772	$—	$(607)	$(1,349)	$1,816
Other facility-related costs	1,631	160	—	(952)	839

	5,403	160	(607)	(2,301)	2,655
Discontinued operations	285	49	(334)	—	—

	$5,688	$209	$(941)	$(2,301)	$2,655

	Accrual at December 31, 1998	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through December 31, 1999	Amount to be Utilized in Future Periods
Employee-related costs	$15,390	$2,826	$(2,697)	$(11,747)	$3,772
Other facility-related costs	3,931	1,099	(1,031)	(2,368)	1,631

	19,321	3,925	(3,728)	(14,115)	5,403
Discontinued operations	4,475	—	—	(4,190)	285

	$23,796	$3,925	$(3,728)	$(18,305)	$5,688

Note 7—Research and Development Arrangements

        Chiron participates in a number of research and development arrangements with other pharmaceutical and biotechnology companies to develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. Chiron may also be required to make payments to certain collaborative partners upon their achievement of specified milestones. Aggregate annual noncancelable funding commitments under collaborative arrangements are as follows: 2002—$14.1 million; 2003—$2.6 million; 2004—$0.7 million; and 2005—$0.5 million.

        Occasionally, Chiron invests in equity securities of its corporate partners. The price of these securities is subject to significant volatility. Chiron performs periodic reviews for temporary or other than temporary impairment of its securities and records adjustments to the carrying values of those securities accordingly. In 2001, 2000 and 1999, Chiron recognized losses attributable to the other-than-temporary impairment of certain of these equity securities of $4.0 million, $5.0 million and $1.7 million, respectively.

        In July 2001, Chiron granted Bristol-Myers Squibb Company rights under certain of its hepatitis C virus patents. The license fee is due in four installments with the first payment of $1.0 million received in July 2001. The remaining installments are non-interest bearing and payable on July 10, 2002, July 10, 2003 and July 10, 2004. In connection with this agreement, Chiron recorded $0.7 million as "Current portion of notes receivable" and $1.0 million as "Noncurrent notes receivable" at December 31, 2001 in the Consolidated Balance Sheets.

        In April 2001, Chiron, Rhein Biotech N.V. and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Rhein Biotech and GreenCross Vaccine. Based on current estimates, Chiron's commitment is approximately 24.4 million Euro ($21.5 million at December 31, 2001), primarily for the expansion of Chiron's Italian manufacturing facilities, which began in the fourth quarter of 2001 and is expected to continue through 2008 (see Note 12).

        In June 2000, Chiron invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products. Chiron also granted S*BIO certain rights to its gene expression and combinatorial chemistry technology. Under this arrangement, Chiron will receive approximately $22.0 million over two years for technology transfer. Chiron recognized collaborative agreement revenues of $12.1 million and $2.8 million in 2001 and 2000, respectively, under this arrangement. Since inception, Chiron has invested $8.0 million, which was written off entirely due to the early stage of S*BIO's research and development activities, for a 19.9% ownership interest. Chiron accounts for the investment on the cost method. Based upon the current agreement, Chiron is not obligated to make any further investments in S*BIO.

        On November 1, 1999, Chiron entered into a patent and license agreement with Scios, Inc. Under this agreement, Chiron paid $5.0 million of license fees, which were recorded as "Research and development" in the Consolidated Statements of Operations for the year ended December 31, 1999, and advanced $7.5 million in return for a promissory note, which was recorded as "Noncurrent notes receivable" in the Consolidated Balance Sheets as of both December 31, 2001 and 2000. The note bears interest at the prime rate (4.8% at December 31, 2001 and 9.5% at December 31, 2000), is due with accrued interest on

December 31, 2006 and will be forgiven (principal and accrued interest) if the U.S. Food and Drug Administration approves any product covered by the patent and license agreement for marketing in the U.S. prior to December 31, 2006. Chiron may pay additional milestone payments if certain development objectives are met. In addition, Chiron may pay royalties of 4% on future net product sales of the product under the patent and license agreement.

        On April 1, 1999, Chiron received a $9.7 million promissory note in consideration for payment under a biopharmaceutical license agreement with SkyePharma plc. The note bears interest at the London interbank offered rate plus 3.0% (4.9% at December 31, 2001 and 9.4% at December 31, 2000). The interest is due quarterly, and the principal is due in three equal installments, with the first two payments of $3.2 million each received in June 2001 and 2000. The final installment is payable on June 30, 2002. On December 28, 2000, Chiron received a $3.5 million promissory note in consideration for another payment under the same biopharmaceutical license agreement. The note bears interest at the London interbank offered rate plus 3.0% (4.9% at December 31, 2001 and 9.4% at December 31, 2000). The interest is due quarterly, and the principal is payable in three equal installments, with the first payment of $1.2 million received in June 2001. The final two installments are payable on June 30, 2002 and June 30, 2003. Chiron recorded $4.4 million as "Current portion of notes receivable" at both December 31, 2001 and 2000 and $1.2 million and $5.6 million as "Noncurrent notes receivable" at December 31, 2001 and 2000, respectively, in the Consolidated Balance Sheets. The notes are collateralized by SkyePharma's right, title and interest in and to all amounts payable by Chiron under the biopharmaceutical license agreement.

Note 8—Related Party Transactions

Novartis

        Chiron has an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, effective January 1995, Novartis increased its ownership interest in Chiron to 49.9%. As a result of subsequent stock issuances by Chiron, Novartis' ownership interest in Chiron has been reduced to approximately 41.9% as of December 31, 2001.

  The Governance Agreement

        In January 1995, Chiron and Novartis AG entered into a Governance Agreement whereby Novartis agreed not to increase its ownership interest in Chiron above 55% unless it acquires all of Chiron's outstanding capital stock in a "buy-out transaction." Novartis may exceed these standstill amounts and increase its ownership interest up to 79.9% if a majority of the independent directors of Chiron's Board of Directors approves the transaction. Novartis has the right, but not the obligation, to initiate the buy-out transaction. If Novartis proposes a buy-out transaction, the independent directors may accept the proposal subject to stockholder approval. If the independent directors do not accept the proposal, Novartis may request binding arbitration to determine the third party sales value. The independent directors may delay the arbitration up to one year. Upon determination of the third party sales value by arbitration, Novartis may either proceed with the proposed buy-out transaction at the third party sales value determined by arbitration or withdraw its proposed buy-out transaction. If Novartis withdraws its proposed buy-out transaction, Novartis cannot withdraw any subsequent proposal that resulted in a second arbitration to determine the third party sales value of Chiron.

        If Chiron's Board of Directors authorizes the issuance of any equity securities, Novartis may purchase a portion of such securities sufficient to preserve its ownership interest in Chiron. Such purchases must occur at the same time and on the same terms as the new securities are issued and sold to third parties. In addition, Chiron may require Novartis to purchase shares of Chiron's common stock directly from Chiron at fair market value, up to $500.0 million. No such purchases occurred in 2001 (including the Liquid Yield Option Notes issued in June), 2000 and 1999.

        As long as Novartis owns at least 40% of Chiron's outstanding voting stock, Chiron may not engage in certain corporate transactions without Novartis' approval. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron's Certificate of Incorporation or By-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis.

        Under the terms of the Governance Agreement, Novartis may nominate three members of Chiron's Board of Directors. The number of directors that Novartis may nominate declines if Novartis' ownership interest in Chiron is less than 30%.

  The Investment Agreement

        Under the terms of the Investment Agreement, Novartis AG guaranteed certain Chiron obligations under revolving credit facilities through January 1, 2008. The principal amount of indebtedness under the guaranteed credit facilities may not exceed $402.5 million. In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million. In exchange for this increase, the amount of Chiron's common stock required to be purchased by a Novartis affiliate (at Chiron's request) would be reduced by an equal amount. Under the Investment Agreement, Novartis had guaranteed $100.0 million under a U.S. credit facility (see Note 11) and $172.6 million of Chiron's operating lease commitments (see Note 12) as of December 31, 2001.

        Also under the terms of the Investment Agreement, Chiron granted the right to receive cash payments from Novartis to individuals who on November 20, 1994 held options under Chiron's stock option plan. The right to receive the payment vests as the underlying options vest. Once vested, the right is exercisable at any time the option is outstanding. For options that vested after 1995, the optionee must surrender the underlying options to receive the payment. In 2001 and 2000, Novartis made no payments to eligible option holders in connection with the surrender for cancellation of such options. In 1999, Novartis paid approximately $0.8 million to eligible option holders in connection with the surrender for cancellation of 120,503 options (see Note 13).

  The Limited Liability Company Agreement

        In December 1995, Chiron and Novartis AG entered into a Limited Liability Company agreement (also known as the R&D Funding Agreement). Under the terms of this agreement, Novartis funded certain research and development projects, including certain adult and pediatric vaccines and Insulin-like Growth Factor-I. In December 1997, this agreement was amended to include research and development activities related to Factor VIII gene therapy and Herpes Simplex Virus-thymidine kinase. The

R&D Funding Agreement provides that Novartis will purchase interests in a limited liability company as a means of providing this funding. In December 2000, this agreement was amended to provide that, through December 31, 2001, at Chiron's request, Novartis would fund up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. The amount of funding that Novartis was obligated to provide was subject to an aggregate limit of $265.0 million. Under this agreement, in 2001, 2000 and 1999, Chiron recognized collaborative agreement revenues of $9.1 million, $3.0 million and $46.2 million, respectively. This agreement expired on December 31, 2001.

        In consideration of the funding provided by Novartis under the R&D Funding Agreement, Novartis may receive royalties on future worldwide sales from certain adult and pediatric vaccines, Insulin-like Growth Factor-I, Factor VIII and Herpes Simplex Virus-thymidine kinase, if any, which Chiron successfully develops. Novartis also has co-promotional rights, in countries other than in North America and Europe, for certain adult vaccines. Chiron will pay royalties on the designated products for a minimum of 10 years from the later of October 1, 2001 or the date of the first commercial sale of individual products covered by the amended R&D Funding Agreement. As of December 31, 2001, Chiron recorded royalties to Novartis of $0.7 million, which were recorded in "Cost of Sales—Related Parties" in the Consolidated Statements of Operations. Chiron has the right, but not the obligation, to buy-out Novartis' interests in the designated products for a price equal to the aggregate amount of R&D funding provided by Novartis, less any payments to or profits earned by Novartis in connection with the designated products, plus interest at the London interbank offered rate. Chiron allowed its buy-out right to lapse on January 1, 2002.

        In December 1999, Chiron sold certain assets that it had developed or acquired in connection with its research and development of a Cytomegalovirus vaccine to Aventis Pasteur MSD (formerly Pasteur Mérieux Connaught) for $10.0 million and licensed certain technology to Aventis Pasteur MSD for use in connection with the Cytomegalovirus vaccine. The sale of these assets resulted in a gain of $7.5 million, which was included in "Gain on sale of intangible assets" in the Consolidated Statements of Operations. Under the terms of the agreements, in the event Aventis Pasteur MSD successfully develops a Cytomegalovirus vaccine, it will pay Chiron royalties on net sales of such vaccine and will grant Chiron marketing rights to such vaccine in Germany and Italy. Novartis had provided research funding for Chiron's Cytomegalovirus vaccine research and development program. In connection with this sale, Novartis waived its co-promotion rights for the Cytomegalovirus vaccine in return for royalties equal to 25% of fees and royalties received by Chiron related to the Cytomegalovirus vaccines. In 1999, Chiron recorded an amount payable to Novartis of $2.5 million, which represented 25% of Chiron's $10.0 million payment from Aventis Pasteur MSD. Chiron paid this amount in 2000.

  The November 1995 Agreement

        Under the terms of a November 1995 agreement with Novartis AG, Novartis paid $26.0 million over a five-year period in exchange for a non-exclusive license to utilize Chiron's combinatorial chemistry techniques. In addition, Novartis and Chiron collaborated to utilize combinatorial chemistry technology to identify potential products in selected target areas. The agreement provided for research funding by Novartis and certain up-front milestone and royalty payments, as well as product commercialization rights for both parties. In connection with this agreement, Chiron recognized collaborative agreement revenues of $3.3 million and $4.2 million in 2000 and 1999, respectively. This agreement expired in the fourth quarter of 2000. In connection with the sale of its Australian subsidiary to Mimotopes Pty. Ltd. in

February 2000 (see Note 15), Chiron and Mimotopes entered into an agreement, under which Mimotopes performed the research and development for the remaining term of this agreement with Novartis. Chiron paid Mimotopes $0.7 million for the research and development services, which it amortized over the period during which the services were performed.

  The November 1996 Agreement

        In November 1996, in connection with the U.S. Federal Trade Commission's review of the merger between Ciba-Geigy Limited and Sandoz Limited which created Novartis AG, Chiron and Novartis entered into a consent order pursuant to which Chiron granted a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents related to the Herpes Simplex Virus-thymidine kinase gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis paid Chiron $60.0 million over five years. In connection with the agreement, Chiron recognized collaborative agreement revenues of $10.0 million for each of the years 2001, 2000 and 1999. This agreement expired in the fourth quarter of 2001.

  Note Payable

        In connection with the sale of Chiron Diagnostics to Bayer Corporation, a promissory note owed by Chiron Diagnostics to Novartis AG was transferred to and assumed by Chiron. The note payable to Novartis bore interest at a variable rate based on the London interbank offered rate (5.7% at December 31, 1999). As of December 31, 1999, the outstanding amount was $67.8 million, including accrued interest. Chiron paid in full the note and accrued interest on January 4, 2000.

Employee Loans

        In September 1999, Chiron provided a loan of $0.4 million, which consists of two agreements in the principal amount of $0.2 million each, to a senior executive officer. The loan is secured by a second deed of trust on real estate. The first agreement bears a fixed interest rate of 5.98%, and principal will be forgiven in annual installments over a period of five years, with the outstanding principal balance to be forgiven in full on August 2, 2004, so long as the officer remains an employee of Chiron or a Chiron affiliate. The second agreement bears a fixed interest rate of 6.25%, with the outstanding principal balance due in full on August 2, 2009. As of December 31, 2001 and 2000, the amount outstanding on the loan was $0.3 million and $0.4 million, respectively.

        In July 1999, Chiron provided a loan of $0.2 million to a senior executive officer. The loan, which is non-interest bearing, is secured by a third deed of trust on real estate. Principal will be forgiven in annual installments over a period of three years, with the outstanding principal balance to be forgiven in full on July 20, 2002, so long as the officer remains an employee of Chiron or a Chiron affiliate. The senior executive officer terminated in 2001 and, as a result, paid the loan in full on March 15, 2001.

        In June 1998, Chiron provided a loan of $1.0 million to a senior executive officer. The loan, which is non-interest bearing, is secured by a primary deed of trust on real estate. Principal is payable in annual installments of $0.05 million over a period of ten years, with the outstanding principal balance due in full on June 22, 2008. As of both December 31, 2001 and 2000, the amount outstanding on the loan was

$0.9 million. In addition, Chiron has extended the senior executive officer an annual bonus of $0.05 million over the life of the loan.

        In April 1996, Chiron provided a loan of $0.2 million to a senior executive officer. The loan bore interest at a fixed rate of 8.25% and was secured by a second deed of trust on real estate. The senior executive officer paid the loan and accrued interest in full on April 23, 2001.

        Chiron has also extended loans to various other employees primarily to acquire real estate. The loans generally are secured by a deed of trust on the real estate, with principal balances due over a period of one to ten years. The average interest rates were 3.77% in 2001 and 5.80% in 2000. As of December 31, 2001 and 2000, amounts outstanding under these employee loans were $1.0 million and $0.5 million, respectively.

Sale of the Amsterdam Manufacturing Facility

        In December 1999, Chiron sold its Amsterdam manufacturing facility and related machinery and equipment assets to SynCo B.V., a company owned by a director of Chiron, for $15.0 million in cash. The sale of the Amsterdam manufacturing facility resulted in a gain of $1.2 million, of which $0.9 million was included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations and $0.3 million was deferred as a result of the leaseback described below. Chiron is amortizing the unearned revenue as a reduction to rent expense over the lease term.

        Chiron is leasing back office and warehouse space in the Amsterdam facility for some operational and administrative activities. The lease is a noncancelable operating lease, which expires in 2004 and may be extended for a period of two consecutive years (see Note 12). Annual rent is 0.6 million Euro ($0.5 million at December 31, 2001).

        At its option, Chiron may lease certain equipment under the same terms as the office and warehouse lease. As of December 31, 2001, Chiron had not exercised this option. Also, at the option of SynCo, Chiron may provide various administrative services to SynCo. As of December 31, 2001, no such administrative services were being provided. At the option of Chiron, SynCo may provide various manufacturing and quality control services to Chiron. In July 2001, Chiron and SynCo entered into another agreement, to include the manufacture of certain vaccine products through January 1, 2004 upon Chiron's request. For the years ended December 31, 2001 and 2000, Chiron incurred expenses of approximately $0.6 million and $0.3 million, respectively, which were included in "Cost of Sales—Related parties" in the Consolidated Statements of Operations, related to such manufacturing and quality control services.

Consulting Agreements with Directors

        In February 2000, Chiron entered into one-year consulting agreements with two directors. Under these agreements, Chiron paid the directors $0.05 million and $0.2 million, respectively. These agreements expired in February 2001. In February 2001, Chiron renewed one of the consulting agreements with one of the directors, under which he received $0.1 million for consulting services. This agreement expires in May 2002.

Other Arrangements with Executives and Directors

        Chiron made charitable contributions to a local university, for which a Chiron director serves as a dean. Those contributions amounted to approximately $0.7 million, $0.2 million and $0.06 million in 2001, 2000 and 1999, respectively.

        In connection with the sale of Chiron Diagnostics, Chiron discontinued its informatics program and terminated the employees engaged in that program in January 1999. The former employees organized a new company, with which Chiron entered into a license agreement in June 1999. As payment for the license agreement, Chiron received shares representing approximately 15% of common stock of the new company. In addition, a Chiron director also has an interest in the new company and serves on its board of directors.

        Chiron occasionally engaged a construction company, owned by an executive's family member, to provide construction services in connection with the maintenance or remodeling of certain portions of Chiron's Emeryville facilities. Chiron paid that construction company approximately $0.07 million, $0.7 million and $1.7 million in 2001, 2000 and 1999, respectively. An unaffiliated party purchased the construction company in January 2001.

        Chiron has a supplemental benefits arrangement with a director, under which Chiron paid the director $0.01 million in each of 2001, 2000 and 1999.

Note 9—Joint Business Arrangement

        In 1989, Chiron entered into an agreement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company, to jointly develop, manufacture and market certain immunodiagnostic products. Under the terms of the agreement, Chiron receives 50% of the pretax operating profits of the joint business and is reimbursed for its continuing research, development and manufacturing costs. The joint business sells a line of immunodiagnostic tests to screen blood for hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. The joint business also holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from several companies, including Abbott Laboratories, Inc. and Bio-Rad Laboratories, Inc., for their sales of certain tests.

        Chiron records its share of profits from the joint business on a one-month lag using estimates provided by Ortho-Clinical Diagnostics. Through 1999, the joint business recorded an inventory adjustment at the end of each year. Included in Chiron's share of the profits in 1999 were inventory adjustments of $(0.7) million. Beginning in 2000, the joint business accounted for inventory adjustments on a quarterly basis. Profit sharing distributions are payable to Chiron within 90 days after the end of each quarter. At December 31, 2001 and 2000, $21.8 million and $19.7 million, respectively, were due from Ortho-Clinical Diagnostics for profit sharing and reimbursement of costs. In 2001, 2000 and 1999, Chiron's 50% share of the profits from the joint business, which was recorded in "Equity in earnings of unconsolidated joint businesses," was $84.5 million, $84.2 million and $78.1 million, respectively. Revenues recognized under the cost reimbursement portion of the agreement in 2001, 2000 and 1999 were $20.3 million, $20.7 million and $18.4 million, respectively, for product sales and $11.1 million, $10.1 million and $8.3 million, respectively, for collaborative research.

Note 10—Fair Value of Financial Instruments

Marketable Securities

        For the year ended December 31, 1999, Chiron recorded an unrealized gain on trading securities of $3.4 million as part of "Other income, net" in the Consolidated Statements of Operations. In 2000, Chiron sold these securities and recognized a gain of $0.8 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations. Chiron had no trading securities at December 31, 2001 and 2000.

        Available-for-sale securities consisted of the following at December 31:

	2001				2000
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)				(In thousands)
U.S. Government	$37,115	$119	$(31)	$37,203	$2,004	$—	$(2)	$2,002
Corporate Debt	885,565	4,271	(1,584)	888,252	626,133	106,263	(105,068)	627,328
Other	55,909	—	—	55,909	61,380	—	—	61,380

	978,589	4,390	(1,615)	981,364	689,517	106,263	(105,070)	690,710
Equity	29,373	99,224	(1,447)	127,150	34,075	112,656	(118)	146,613

	$1,007,962	$103,614	$(3,062)	$1,108,514	$723,592	$218,919	$(105,188)	$837,323

        Related to equity securities, Chiron selectively enters into forward sales contracts, which are designated as fair value hedges under Statement of Financial Accounting Standards No. 133. At the inception of the hedge, the difference between the cost and the fair value of the equity security remains in comprehensive income. On January 1, 2002, Chiron recorded, in other comprehensive income, net unrealized losses on equity securities of $5.9 million, which were offset completely in other comprehensive income by changes in the fair value of the related forward sales contracts. Subsequent changes in the fair value of the forward sales contract and the underlying equity security are recognized in earnings. The above table includes net unrealized gains on equity securities of $18.7 million, which were offset completely in earnings by the changes in the fair value of the related forward sales contracts.

        Available-for-sale securities were classified in the Consolidated Balance Sheets as follows at December 31:

	2001	2000
	(In thousands)
Cash equivalents	$—	$6,164
Short-term investments in marketable debt securities	456,506	534,621
Noncurrent investments in marketable debt securities	524,858	149,925
Investments in equity securities	127,150	146,613

	$1,108,514	$837,323

        The cost and estimated fair value of available-for-sale debt securities by contractual maturity consisted of the following at December 31, 2001:

	Adjusted Cost	Fair Value
	(In thousands)
Due in one year or less	$454,208	$456,506
Due in one to five years	524,381	524,858

	$978,589	$981,364

Other Financial Instruments

        The carrying amounts and fair values of financial instruments, other than those accounted for in accordance with Statement of Financial Accounting Standards No.115, were as follows at December 31:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Nonmarketable equity investments (accounted for under the cost method)	$19,834	$19,405	$9,181	$11,408
Notes receivable	14,809	14,809	19,178	19,178
Employee loans receivable	2,149	2,149	2,167	2,167
Deposits	2,215	1,818	2,282	1,643
Interest receivable on equity forward sales contracts	2,962	2,962	—	—
Advance from lessors (see Note 12)	9,051	9,051	9,136	9,136
Non-current payable	3,896	3,896	4,084	4,084
Liquid Yield Option Notes	406,251	399,675	—	—
Other notes payable (see Note 11)	2,666	2,666	4,251	4,576
Derivative financial instruments:
Foreign currency option contracts (asset)	756	756	—	—
Equity forward sales contracts (liability)	8,034	8,034	—	—
Forward foreign currency contracts (liability)	2,269	2,269	—	—
Embedded derivative instruments (liability)	204	204	—	—

	10,507	10,507	—	—
Off-balance sheet financial instruments:
Equity forward sales contracts	—	—	—	31,463
Forward foreign currency contracts	—	—	—	49,209

        The fair value estimates provided above were based on information available at December 31, 2001 and 2000. Considerable judgment was required in interpreting market data to develop the estimates of fair value. As such, these estimated fair values are not necessarily indicative of the amounts that Chiron could realize in a current market exchange.

        The fair value of nonmarketable equity investments that are accounted for under the cost method primarily was based on estimated market prices determined by a broker. The carrying values of variable rate notes receivable, employee loans receivable and notes payable approximated fair value due to the market-based nature of these instruments. The fair value of the deposits was based on the discounted value of expected future cash flows using current rates for assets with similar maturities. The carrying values of the interest-bearing advance and non-current payable approximated fair value due to the market-based nature of these instruments. The fair value of Liquid Yield Option Notes was based on the market price at the close of business on the last day of the fiscal year. The fair values of the equity forward sales contracts (including the related interest receivable), the forward foreign currency contracts, and the foreign currency option contracts were based on estimated market prices, determined by a broker. Included in current assets and current liabilities were certain other financial instruments whose carrying values approximated fair value due to the short-term nature of such instruments.

Equity Forward Sales Contracts

        Beginning in 2001, Chiron designated its equity forward sales contracts as fair value hedges under Statement of Financial Accounting Standards No. 133. "Other income, net" in the Consolidated Statements of Operations for the year ended December 31, 2001 included a net gain of $2.4 million for changes in the time value of these fair value hedges. Chiron considers all time value changes to be ineffective and, therefore, recognizes them immediately in earnings.

Forward Foreign Currency Contracts

        Forward foreign currency contracts are hedges, but are not accounted for as hedges under Statement of Financial Accounting Standards No. 133. Foreign currency transaction gains from continuing operations, net of the impact of hedging with forward foreign currency contracts, were $1.9 million and $5.5 million in 2001 and 2000, respectively. Foreign currency transaction gains and losses from continuing operations were not significant in 1999. In 2000, Chiron hedged a portion of its exposure to the British pound related to Menjugate™ sales. Chiron settled this hedging contract upon substantial conclusion of Menjugate™ sales in the United Kingdom in the second quarter of 2000. The settlement resulted in a gain of approximately $5.4 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

Foreign Currency Option Contracts

        Beginning in 2001, Chiron designated its foreign currency option contracts as cash flow hedges under Statement of Financial Accounting Standards No. 133. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized. Approximately $0.02 million of net derivative gains were reclassified into earnings during 2001. Chiron settled all cash flow hedges as of December 31, 2001. "Other income, net" in the Consolidated Statements of Operations for the year ended December 31, 2001 included net losses of $1.3 million for changes in the time value of cash flow hedges.

Embedded Derivative Instruments

        The contingent additional principal and contingent cash interest features of the Liquid Yield Option Notes are considered embedded derivatives under Statement of Financial Accounting Standards No. 133. The value of the embedded derivatives is reassessed at each balance sheet date, and any change from the prior balance sheet date is reflected currently in earnings. The change in the value of the embedded derivatives was not material for year ended December 31, 2001.

Short Sales

        Short sales entered into with major financial institutions substantially offset long positions and, in effect, neutralize the impact of market valuation shifts on hedged securities. In 2000, Chiron settled its short sales upon sale of the related equity securities. The settlement resulted in a gain of approximately $2.4 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

Cross Currency Interest Rate Swaps

        Cross currency interest rate swaps entered into with major financial institutions are used to modify the interest and/or currency characteristics of certain assets and liabilities. Cross currency interest rate swaps involve the exchange of interest payments denominated in different currencies, based upon the terms described in the swap agreements. In 2000, Chiron terminated its cross currency interest rate swaps, resulting in a gain of approximately $2.7 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

Note 11—Debt Obligations

        Long-term debt consisted of the following at December 31:

	2001	2000
	(In thousands)
Liquid Yield Option Notes, net of unamortized discount of $323,749	$406,251	$—
Other notes payable	2,666	4,251

	408,917	4,251
Less current portion	—	(1,212)

	$408,917	$3,039

Liquid Yield Option Notes

        In June 2001, Chiron issued zero coupon Liquid Yield Option Notes with a face value of $730.0 million and a yield to maturity of 2.0%. The Liquid Yield Option Notes are carried net of an original issue discount of $328.2 million, which is being accreted to interest expense over the life of the Liquid Yield Option Notes using the effective interest method. The Liquid Yield Option Notes mature on June 12, 2031. The Liquid Yield Option Notes are uncollateralized and unsubordinated, and rank equal in right of payment to Chiron's existing and future uncollateralized and unsubordinated indebtedness.

        Beginning on June 12, 2004 and continuing through June 12, 2006, the holder may receive contingent additional principal if Chiron's stock price falls below the threshold specified in the indenture. The contingent additional principal will replace the original issue discount and bear an effective yield of 2.0 to 9.0% per year for the two-year period. After June 12, 2006, the original issue discount will continue to accrue at 2.0% per year.

        Beginning after June 12, 2006, the holder may receive contingent cash interest during any six-month period if the average market price of the Liquid Yield Option Notes is greater than or equal to the threshold specified in the indenture. The contingent cash interest in respect of any quarterly period will equal 0.0625% of the average market price of a Liquid Yield Option Notes for a five trading day measurement period preceding the applicable six-month period.

        At the option of the holder, Chiron may be required to redeem all or a portion of the Liquid Yield Option Notes on the following dates at the following prices:

Date	Price
June 12, 2004	$584.31
June 12, 2006	$608.04
June 12, 2011	$671.65
June 12, 2016	$741.92
June 12, 2021	$819.54
June 12, 2026	$905.29

        The redemption prices would increase for any accrued contingent additional principal and accrued original issue discount thereon.

        As an alternative to redemption, holders may convert the Liquid Yield Option Notes at any time on or before the maturity date. For each Liquid Yield Option Note converted, the holder will receive 7.1613 shares of Chiron common stock. Any accrued original discount, contingent additional principal and unpaid contingent cash interest are ineligible for conversion.

        Upon a change in control of Chiron occurring on or before June 12, 2006, each holder may require Chiron to purchase all or a portion of such holder's Liquid Yield Option Notes for cash at a price equal to 100% of the issue price for such Liquid Yield Option Notes plus any accrued original issue discount and contingent additional principal (and accrued original issue discount thereon) to the date of purchase. The change in control definition would allow Novartis to acquire beneficial ownership of up to 79.9% of Chiron's common stock without triggering a change in control for purposes of the Liquid Yield Option Notes.

        Bond issuance costs amounted to approximately $9.9 million and are being amortized to interest expense on a straight-line basis, which approximated the effective interest method, over three years, which represents the period from the issue date to the earliest put date. Bond issuance costs are recorded in "Other intangible assets, net" in the Consolidated Balance Sheets.

Other Notes Payable

        Chiron had various other notes payable with average interest rates of 6.0% and 5.0% at December 31, 2001 and 2000, respectively. Maturities range from 2003 to 2015. Future maturities of other notes payable are as follows: 2003-$0.5 million; 2004-$0.1 million; 2005-$0.1 million; 2006-$0.1 million; and $1.9 million thereafter. Approximately $2.4 million of the other notes payable were collateralized by land and buildings with a net book value of $3.5 million at December 31, 2001.

Convertible Subordinated Debentures

        In 1993, Chiron issued 1.90% convertible subordinated debentures with a face value of $253.9 million and a yield to maturity of 4.50%. The debentures were carried net of an initial issue discount of $39.3 million, which was being accreted over the life of the debentures using the interest method. On August 11, 2000, Chiron's Board of Directors authorized management to call for redemption the outstanding $253.9 million 1.90% convertible subordinated debentures, including $10.1 million held by Novartis AG, according to the original indenture terms. The redemption price for each $1,000 principal amount of the debentures was $1,004.98, which included accrued interest of $7.60 to the redemption date. As an alternative to redemption, bondholders were entitled to convert the debentures into shares of Chiron's common stock at a conversion price of $28.91 per share, or 34.6 shares for each $1,000 principal amount of bonds held, plus cash in lieu of fractional shares. Through December 31, 2000, debentures with a face value of $253.8 million, and an amortized cost of $253.0 million, were converted into 8.8 million shares of Chiron's common stock. The unamortized discount and the related deferred tax liability were recorded in additional paid-in capital. The interest accrued through the conversion date, net of income taxes, was also recorded in additional paid-in capital. The remaining unconverted debentures were redeemed in cash.

        As a result of the 1991 acquisition of Cetus Corporation, Chiron had outstanding 5.25% convertible subordinated debentures with a face value of $100.0 million. In 1991, these debentures were recorded at their then fair market value, which resulted in a discount of $20.0 million. This discount was being accreted over the life of the debentures using the interest method. On April 4, 2000, Chiron's Board of Directors authorized management to call for redemption the outstanding $100.0 million 5.25% convertible subordinated debentures, according to the original indenture terms. Through December 31, 2000, debentures with a face value of $98.4 million, and an amortized cost of $94.2 million, were converted into 3.2 million shares of Chiron's common stock, at a conversion price of $30.83 per share. The unamortized discount of $4.2 million and the related deferred tax liability of $2.0 million were recorded in additional paid-in capital. The remaining unconverted debentures were redeemed in cash.

Short-Term Borrowings

        Under a revolving, committed, uncollateralized credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under the November 1994 Investment Agreement (see Note 8), provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at December 31, 2001 or 2000.

        Chiron also has various credit facilities available outside the U.S. Borrowings under these facilities totaled $0.5 million and $1.2 million at December 31, 2001 and 2000, respectively. One facility is maintained for all of Chiron's European subsidiaries and allows for total borrowings of $50.0 million. There were no outstanding borrowings under this facility at December 31, 2001 and 2000. Chiron's Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 10.9 million Euro ($9.6 million at December 31, 2001). There were no outstanding borrowings under this facility at December 31, 2001. At December 31, 2000, $0.1 million were outstanding under this facility. A third facility is maintained for Chiron's 51%-owned Indian subsidiary and allows for total borrowings of 200 million Indian Rupee ($4.1 million at December 31, 2001). At December 31, 2001 and 2000, $0.5 million and $1.1 million, respectively, were outstanding under this facility. Outstanding borrowings under the Indian credit facility were collateralized by machinery and equipment with a net book value of $3.6 million and trade receivables and inventory with a total net book value of $3.9 million at December 31, 2001.

Note 12—Commitments and Contingencies

Capital Commitments

        In April 2001, Chiron, Rhein Biotech N.V. and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Rhein Biotech and GreenCross Vaccine. Based on current estimates, Chiron's commitment is approximately 24.4 million Euro ($21.5 million at December 31, 2001), primarily for the expansion of Chiron's Italian manufacturing facilities, which began in the fourth quarter of 2001 and is expected to continue through 2008.

        In February 2001, Chiron's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a parking structure and a research and development facility (including a supporting central utility facility) in Emeryville, California. Related to the parking structure, Chiron had committed to $17.9 million in design and construction services, under which Chiron had incurred costs of $8.4 million, as of December 31, 2001. Chiron may cancel these commitments at any time. Related to the research and development facility, Chiron is evaluating various financing alternatives to fund this expansion. Chiron expects to begin construction on the research and development facility in the second half of 2002.

        Chiron had various other firm purchase and capital project commitments totaling approximately $4.3 million at December 31, 2001.

Leases

        Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2014. Rent expense, net of sublease income, from continuing operations was $28.3 million, $28.7 million and $24.6 million in 2001, 2000 and 1999, respectively. Future minimum lease payments under these leases, net of future minimum payments to be received under subleases, are as follows: 2002-$29.2 million; 2003-$26.2 million; 2004-$20.7 million;

2005-$17.7 million; 2006-$14.8 million; and thereafter-$56.9 million. Total future minimum rentals to be received under noncancelable subleases approximated $1.4 million as of December 31, 2001.

        In June 1996, Chiron entered into a seven-year agreement with a group of financial institutions (referred to as the "lessors" in this section) to lease a research and development facility. Construction was completed on this facility in 1999. The total cost of the facility covered by this lease was $172.6 million. Chiron accounts for this lease as an operating lease and, as a result, records neither an asset nor a liability on its balance sheet. The future minimum lease payments stated above include only the annual lease payments of $7.5 million for 2002 and $3.5 million for the first six months of 2003. The annual lease payments represent variable-rate interest payments (indexed to the London interbank offered rate) on the $172.6 million lease financing. Since the lease payments are clearly and closely related to the host contract (the lease agreement, in this case), this lease transaction is not subject to Statement of Financial Accounting Standards No. 133. For tax purposes, the lease is considered a capital lease—the annual lease payments are characterized as interest expense with the tax depreciation on the facility reducing taxable income and, therefore, the current tax liability.

        The lease provides a $146.7 million residual value guarantee from Chiron to the lessors in the event of property value declines. Consequently, Chiron's maximum payment obligation is $146.7 million upon termination of the lease on or before July 1, 2003.

        On or before July 1, 2003, Chiron can choose to either purchase the facility from the lessors or sell the facility to a third party. This option accelerates if Chiron defaults on its lease payments.

        If Chiron purchases the facility, Chiron must pay the lessors $172.6 million, record the facility (on its balance sheet) at the facility's cost and depreciate the facility over its remaining estimated useful life. In addition, if Chiron finances the purchase of the facility, Chiron would incur interest expense.

        If Chiron sells the facility on the designated sale date, the sales proceeds would be distributed as follows: (1) to the lessors for their residual interest in the cost of the facility (cost of the facility less the residual value guarantee or $25.9 million); and (2) to Chiron for amounts paid under the residual value guarantee on or before July 1, 2003. If Chiron does not sell the facility by the designated sale date, the lessors may market the facility for sale. When the lessors sell the facility, the sales proceeds first would be distributed to the lessors for marketing and operating costs, then in the order as indicated in the previous sentence. If the facility is sold for more than $172.6 million, Chiron receives the remaining proceeds and, possibly, recognizes a gain. Likewise, if the facility is sold for less than $172.6 million, Chiron recognizes a loss up to the residual value guarantee.

        As of December 31, 2001, Novartis AG had guaranteed (under provisions of the Investment Agreement) payments on this lease commitment, including payment of the residual value guarantee, to a maximum of $172.6 million.

        Credit rating agencies treat this operating lease as debt.

        Chiron understands that the Financial Accounting Standards Board is considering new rules on the accounting for certain off-balance sheet lease financing. Such rules may require that, among other things, certain off-balance sheet lease financing be recorded on the balance sheet. The Financial Accounting Standards Board expects to issue the new rules in April 2002. As new information is released, Chiron will continue to monitor the impact of these rules on our June 1996 lease agreement.

Cetus Healthcare Limited Partnerships

        In 1987 and 1990, Cetus and its affiliate, EuroCetus International N.V., exercised their options to repurchase all of the limited partnership interests in Cetus Healthcare Limited Partnership and Cetus Healthcare Limited Partnership II. Under the Cetus Healthcare Limited Partnership purchase agreements, which expired on December 31, 2001, Chiron was obligated to pay royalties on sales of certain therapeutic products in the U.S. and certain diagnostic products worldwide, as well as a portion of license, distribution or other fees with respect to such products, to the former limited partners of Cetus Healthcare Limited Partnership. Under the Cetus Healthcare Limited Partnership II purchase agreements, which expire on December 31, 2005, Chiron is obligated to pay royalties and a portion of other income with respect to sales of certain products in Europe to the former limited partners of Cetus Healthcare Limited Partnership II. Chiron is unable to estimate future costs subject to this obligation since these costs are based on future product sales.

Other Commitments

        Effective July 1, 1998, Chiron and IBM Corporation executed a ten-year information technology services agreement. Under this agreement, IBM agreed to provide Chiron with a full range of information services. Chiron can terminate this agreement at any time beginning July 1, 1999 subject to certain termination charges. If Chiron does not terminate this agreement, payments to IBM are expected to be approximately $92.8 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM, as well as inflation.

        At December 31, 2001, Chiron had $4.5 million outstanding under a letter of credit, which is required by German law, related to ongoing legal proceedings in Germany. Chiron also had various performance bonds and insurance-related letters of credit in the amount of $13.8 million outstanding at December 31, 2001.

Note 13—Stockholders' Equity

Stock Compensation Plans

        At December 31, 2001, Chiron has two stock-based compensation plans—a fixed stock option plan and an employee stock purchase plan—which are described below. Chiron applies Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 in accounting for its plans for shares issued to employees. Accordingly, Chiron does not recognize compensation expense for its stock-based compensation plans, other than for share rights, as all other awards are issued at fair value.

        Had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under Statement of Financial Accounting Standards No. 123, net income and related net income per share would have been reduced to the following pro forma amounts:

	2001	2000	1999
	(In thousands, except per share data)
Net income (loss)—basic:
As reported	$180,036	$8,514	$160,577
Pro forma	$129,065	$(21,594)	$139,760
Net income (loss)—diluted:
As reported	$180,036	$8,514	$162,513
Pro forma	$129,065	$(21,594)	$141,696
Basic net income (loss) per share:
As reported	$0.95	$0.05	$0.89
Pro forma	$0.68	$(0.12)	$0.77
Diluted net income (loss) per share:
As reported	$0.92	$0.04	$0.86
Pro forma	$0.66	$(0.12)	$0.75

Fixed Stock Option Plan

        Chiron's fixed stock option plan provides for the grant to employees of either nonqualified or incentive options and provides for the grant to directors, consultants and contractors of nonqualified options. Incentive options are to be granted at not less than the fair market value of common stock at the date of grant and nonqualified options at not less than 85% of such fair market value. Options are exercisable based on vesting terms determined by Chiron's Board of Directors (generally 4 years), and option terms cannot exceed 10 years.

        In 2000, Chiron adopted the Executive Long-Term Incentive Plan, relating to stock options granted to certain executives under Chiron's stock option plan. These stock options are granted at not less than the fair market value of common stock on the date of grant and generally vest upon the earlier of 7 years of service or the achievement of specified performance objectives as established by the Compensation Committee of the Board of Directors. As a result, Chiron does not record compensation expense related to these stock options. Currently, the performance objectives are based on total shareholder return over a three-year period as measured against certain published benchmark indices that represent Chiron's peer group. If total shareholder return falls between 105% to 125% of the benchmark indices over that 3-year period, the stock options will vest from 10% to 100%. The Compensation Committee awarded 858,000 and 790,000 stock options (which are included in the below tables) in 2001 and 2000, respectively, related to the Executive Long-Term Incentive Plan. No awards were exercisable at December 31, 2001 and 2000. However, 171,600 stock options vested on January 2, 2002 related to 2001 total shareholder return.

Note 13—Stockholders' Equity (Continued)

        In 1996, the stockholders approved an amendment to Chiron's stock option plan, allowing certain executives to receive performance units. Performance units are stock awards issued upon the attainment of certain pre-established performance goals as established by the Compensation Committee of the Board of Directors. Currently, the performance units are based on total shareholder return over a three-year period as measured against certain published benchmark indices that represent Chiron's peer group. In order to qualify for a stock award, Chiron's shareholder return must be within 15% of the three-year rolling weighted-average of the benchmark indices. In accordance with Accounting Principles Board Opinion No. 25, compensation expense related to these awards is based on the extent to which the performance criteria are met. No such expense was recognized in 2001, 2000 or 1999. There were no performance units awarded in 2001, 2000 or 1999. No awards were exercisable at December 31, 2001, 2000 and 1999.

        In 1996, the stockholders also approved an amendment to Chiron's stock option plan, permitting the award of share rights to certain key individuals and non-employee directors, allowing them the right to receive shares of Chiron's common stock, subject to certain vesting terms. In 2001, the Compensation Committee awarded certain key individuals an aggregate of 113,631 share rights that vest over four years. There were no share rights awarded to non-employee directors in 2001. In 2000, the Compensation Committee awarded non-employee directors an aggregate of 6,642 share rights that vest over five years, and also awarded certain key individuals an aggregate of 264,325 share rights that vest over four years. In 1999, the Compensation Committee awarded non-employee directors an aggregate of 11,098 share rights that vest over five years, and also awarded certain key individuals an aggregate of 228,175 share rights that vest over four years. The intrinsic value of the share rights are recognized ratably over the related vesting periods. In 2001, 2000 and 1999, Chiron recognized $9.5 million, $6.4 million and $2.1 million of compensation expense, respectively.

        At December 31, 2001, 3.5 million shares were available for grant. In January 2002, the stockholders approved an amendment to Chiron's stock option plan, increasing the maximum number of shares that may be issued by 13.0 million shares to 73.3 million shares.

        A summary of stock option and share right activity is as follows:

	2001	2000	1999
Outstanding options and share rights at January 1,	20,050,210	18,132,366	20,789,884
Granted	7,018,086	7,116,724	4,510,411
Forfeited	(1,775,336)	(1,321,421)	(1,885,992)
Surrendered against payment by Novartis (Note 8)	—	—	(120,503)
Exercised	(3,192,976)	(3,877,459)	(5,161,434)

Outstanding options and share rights at December 31,	22,099,984	20,050,210	18,132,366

Options exercisable at December 31,	9,698,458	9,135,550	10,033,910

Weighted average exercise price of:
Outstanding options at December 31,	$35.37	$29.42	$19.96
Options granted	$45.54	$46.47	$26.66
Options forfeited	$37.36	$27.32	$19.55
Options exercised	$19.30	$17.14	$17.37
Weighted-average grant-date fair value of options granted during the year calculated pursuant to SFAS 123	$26.84	$28.08	$11.65
Weighted-average grant-date fair value of share rights granted during the year calculated pursuant to SFAS 123	$46.66	$47.49	$28.52

        The weighted-average grant-date fair value of each option and share right grant was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: expected volatility of 61% for 2001 and 2000, and 37% for 1999; risk-free interest rates of 4.4%, 5.0% and 5.6% for 2001, 2000 and 1999, respectively; and an average expected life of 5 years for 2001, 2000 and 1999. No dividends were factored into the calculation in 2001, 2000 or 1999.

        The following table summarizes information concerning options and share rights at December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Less than $22	7,768,350	5.19	$17.65	6,461,319	$18.69
$22 to $42	2,594,307	7.10	32.56	1,537,107	31.51
$42 to $47	7,937,687	9.21	45.39	320,319	43.88
$47 to $56	3,774,482	8.63	52.54	1,366,043	52.56
Greater than $56	25,158	7.07	56.93	13,670	56.93

	22,099,984	7.45	$35.37	9,698,458	$26.38

Employee Stock Purchase Plan

        Chiron has a stock purchase plan for U.S. employees in which eligible employees may participate through payroll deductions. At the end of each quarter, funds deducted from participating employees'

salaries are used to purchase common stock at 85% of the lower of market value at the quarterly purchase date or the employees' eligibility date for participation. Purchases of shares made under the plan were 0.3 million, 0.3 million and 0.4 million in 2001, 2000 and 1999, respectively. In 1997, the stockholders approved a new employee stock purchase plan, which effectively replaced the existing plan, which was to expire in March 1998. The terms and provisions of the new plan are substantially similar to those of Chiron's previous plan. Under the new plan, 7.7 million shares have been reserved for issuance, of which 0.6 million shares represent the remaining shares reserved for issuance under Chiron's previous plan.

        Under Statement of Financial Accounting Standards No. 123, pro forma compensation cost is reported for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model and the following assumptions: expected volatility of 38%, 71% and 40% for 2001, 2000 and 1999, respectively; risk-free interest rates of 2.2%, 5.3% and 5.1% for 2001, 2000 and 1999, respectively; and an average expected life of one year for 2001, 2000 and 1999. No dividends were factored into the calculation in 2001, 2000 or 1999. The weighted-average fair value of the purchase rights granted was $13.36, $18.60 and $8.78 per share in 2001, 2000 and 1999, respectively.

Common Stock Warrant

        As a result of the acquisition of Cetus Corporation on December 12, 1991, a warrant to purchase 0.6 million shares of Chiron common stock with an exercise price of $13.125 per share was outstanding. On July 31, 2001, the holder elected a cashless exercise of the warrant, based upon the Company's closing stock price on August 3, 2001, for which the Company issued approximately 0.4 million shares of its common stock.

Put Options

        In January 2001, Chiron initiated a put option program. Under this program, Chiron enters into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to Chiron a specified number of shares at a specified price per share on a specified date. In connection with the sales, Chiron collects premiums, which are recorded in "Additional paid-in capital" in the Consolidated Balance Sheets. For the year ended December 31, 2001, Chiron recorded premiums of $9.3 million and, for contracts which expired, purchased 0.4 million shares in connection with the put option program. As of December 31, 2001, Chiron has an outstanding contract with a third party to sell put options on Chiron stock, entitling the holder to sell to Chiron 0.3 million shares. The option expires in March 2002 and has an exercise price of $45.88 per share. The contract provides that if the price of Chiron's stock is at or below $10.00 before the contract expires, the third party can exercise the option. The amount of Chiron's obligation to repurchase such shares upon exercise of the outstanding put options, totaling $13.8 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Consolidated Balance Sheets at December 31, 2001.

Stock Repurchase Program

        Chiron's Board of Directors authorized the repurchase of Chiron common stock on the open market to offset the dilution associated with the operation of the stock option and employee stock purchase plans and the granting of share rights. In 2001, the Board of Directors approved a total 10.0 million share increase. The Board has authorized such repurchases through December 31, 2002. As of December 31, 2001, Chiron may repurchase up to an additional 6.4 million shares of its common stock.

Note 14—Other Employee Benefit Plans

Retirement Savings Plans

        Chiron sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit. Chiron also sponsors various defined-contribution savings plans covering its full-time non-U.S. employees. In addition, Chiron sponsors a Supplemental Executive Retirement Program, which allows executives to defer up to 15% of their eligible compensation. Effective January 1, 2002, executives may defer up to 25% of their eligible compensation, plus an additional 75% for their bonuses. Chiron matched employee contributions according to specified formulas and contributed $5.8 million, $4.4 million and $3.8 million in 2001, 2000 and 1999, respectively, related to these plans.

Pension Plan

        Chiron has a non-contributory retirement program covering substantially all employees of its wholly-owned German subsidiary. The benefits for this program are based primarily on years of service and employee compensation. The program is a defined-benefit pension plan and is not externally funded.

        The components of net periodic pension costs were as follows:

	2001	2000	1999
	(in thousands)
Service cost	$339	$423	$421
Interest cost	476	462	405
Recognized actuarial loss	50	50	38

	$865	$935	$864

        The change in the projected benefit obligation, reconciliation of funded status and weighted average assumptions were as follows:

	2001	2000	1999
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,912	$8,583	$8,337
Service cost	339	423	421
Interest cost	476	462	405
Benefits paid	(239)	(184)	(152)
Actuarial loss	161	162	722
Other	55	9	41
Foreign currency translation	(541)	(543)	(1,191)

Projected benefit obligation at end of year	$9,163	$8,912	$8,583

Reconciliation of funded status:
Funded status	$(9,163)	$(8,912)	$(8,583)
Unrecognized actuarial loss	1,644	1,607	1,636
Unrecognized prior service cost	(1,465)	(1,131)	(1,071)

Net amount recognized	$(8,984)	$(8,436)	$(8,018)

Weighted average assumptions:
Discount rate	6.00%	5.75%	6.00%
Rate of compensation increase	3.00%	2.75%	3.00%

        The amounts recognized in the Consolidated Balance Sheets were as follows:

	2001	2000	1999
	(in thousands)
Accrued pension cost	$7,519	$7,305	$6,947
Accumulated other comprehensive income	1,465	1,131	1,071

	$8,984	$8,436	$8,018

Postemployment Benefits Other Than to Retirees

        In February 2001, the Board of Directors approved a change in control severance plan for its executive officers. The plan provides for three levels of coverage: Tier 1 is applicable to the Chief Executive Officer and provides a change in control severance benefit of three times base salary and bonus plus various insurance coverage; Tier 2 applies to other Executive Committee members and provides a change in control severance benefit of two times base salary and bonus plus various insurance coverage; and Tier 3 applies to all other executives and provides a change in control severance benefit equal to one times base salary and bonus plus various insurance coverage.

        Effective October 1, 1997, Chiron adopted the Chiron Corporation Severance Plan, which provides certain post employment salary and employee benefits to employees who are involuntarily terminated as a result of a workforce reduction or job elimination.

        Benefits payable under these plans are accrued when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post Employment Benefits."

Note 15—Non-Operating Income and Expense

Gain (Loss) on Sale of Assets

        In January 2001, Chiron sold various assets, with a carrying value of approximately $1.8 million, of its San Diego facility for $4.9 million in cash. Chiron incurred transaction costs of approximately $0.7 million. The San Diego facility was part of Chiron's biopharmaceuticals segment. The sale of the assets resulted in a net gain of $2.4 million, which was included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations. In 2000 and 1999, Chiron recognized operating expenses related to the San Diego facility of $9.3 million and $16.4 million, respectively.

        In February 2000, Chiron sold substantially all assets of its Australian subsidiary to Mimotopes, a wholly-owned subsidiary of MitoKor, for $1.0 million in cash, $1.6 million in non-interest bearing promissory notes (which were paid in full in August 2001) and 500,000 shares of MitoKor Series E convertible preferred stock, to which Chiron assigned no fair value due to the early-stage nature of MitoKor. In connection with the sale, Chiron wrote off $1.3 million in leasehold improvements, which became the property of the landlord upon termination of the Australian subsidiary's building lease, and incurred selling costs of $0.4 million. Both amounts were included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations. The Australian subsidiary was part of Chiron's biopharmaceuticals segment. The sale of the Australian assets, net of liabilities assumed, resulted in a net loss of $0.2 million, which was included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations. In 2000 and 1999, Chiron recognized operating expenses related to the Australian subsidiary of $0.6 million and $3.7 million, respectively.

        In December 1999, Chiron sold its Amsterdam manufacturing facility and related machinery and equipment assets to Synco B.V., a company owned by a director of Chiron, for $15.0 million in cash. The Amsterdam manufacturing facility was part of Chiron's biopharmaceuticals segment. The sale of the Amsterdam manufacturing facility resulted in a net gain of $1.2 million, of which $0.9 million was included in "Gain (loss) on sale of assets" in the Consolidated Statement of Operations and $0.3 million was deferred as a result of the leaseback (see Note 8). At the time of the sale, the carrying amount of the Amsterdam manufacturing facility was $13.8 million. In 1999, Chiron recognized operating expenses related to the Amsterdam manufacturing facility of $2.0 million.

Gain on Sale of Intangible Assets

        In December 1999, Chiron sold certain assets that it had developed or acquired in connection with the research and development of a Cytomegalovirus vaccine to Aventis Pasteur MSD for $10.0 million and licensed certain technology to Aventis Pasteur for use in connection with the Cytomegalovirus vaccine. The sale of these assets resulted in a gain of $7.5 million, which was included in "Gain on sale of intangible assets" in the Consolidated Statements of Operations.

Interest Expense

        "Interest expense" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

	2001	2000	1999
	(in thousands)
Interest expense and related costs on the Liquid Yield Option Notes	$(5,882)	$—	$—
Interest expense and related costs on convertible debentures	—	(12,325)	(18,954)
Interest expense on the note payable to Novartis	—	(48)	(3,691)
Other interest expense	(1,625)	(414)	(1,247)

	$(7,507)	$(12,787)	$(23,892)

Other Income, Net

        "Other income, net" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

	2001	2000	1999
	(in thousands)
Interest income	$51,617	$84,467	$83,777
Write-down of debt and equity securities (see Notes 1 and 7)	(5,543)	(5,000)	(1,716)
Net gain (loss) on sale of marketable debt securities	836	(3,720)	—
Net gain on sale of equity securities	8,706	3,181	3,783
Unrealized gain on trading securities (see Note 10)	—	—	3,352
Gain on sale of interests in affiliated companies (see below)	2,500	2,927	—
Net realized gain (loss) on foreign exchange transactions (see below)	1,881	5,467	(60)
Other	917	762	721

	$60,914	$88,084	$89,857

        In December 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. to Henry Schein, Inc. and received payment in full of certain advances made by Chiron to General Injectibles & Vaccines. The agreement also provided for Chiron to receive additional payments, calculated as a pre-determined percentage of the gross profit of products contributed by General Injectibles & Vaccines to Henry Schein, through 2003. Chiron received $2.5 million and $2.9 million in 2001 and 2000, respectively, which it included in "Other income, net" in the Consolidated Statements of Operations.

        As discussed in Note 10, Chiron hedged a portion of its exposure to the British pound in 2000 related to Menjugate™ sales. Chiron settled this hedging contract upon substantial conclusion of Menjugate™ sales in the United Kingdom in the second quarter of 2000. The settlement resulted in a gain of approximately $5.4 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

Note 16—Segment Information

        Chiron is organized based on the products and services that it offers. Under this organizational structure, there are three reportable segments: (i) biopharmaceuticals, (ii) vaccines and (iii) blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious diseases, using the development and acquisition of technologies related to therapeutic proteins and small molecules. The vaccines segment consists principally of adult and pediatric vaccines for viral infections. Chiron sells these vaccines primarily in Germany, Italy, the United Kingdom, Canada and other international markets. The vaccines segment is also involved in the development of novel vaccines and vaccination technology. The blood testing segment consists of an alliance with Gen-Probe Incorporated and Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron's alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using transcription-mediated amplification technology to screen donated blood and plasma products for viral infection. Chiron's joint business with Ortho-Clinical Diagnostics sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection.

        Chiron's research and development unit earns revenues and incurs expenses that specifically benefit each of the reportable segments. As a result, such revenues and expenses have been included in the results of operations of the respective reportable segment.

        Chiron views certain other revenues and expenses, particularly Novartis AG research and development funding, certain royalty and license fee revenues primarily related to HIV and hepatitis C virus patents, and unallocated corporate expenses, as not belonging to any one reportable segment. As a result, Chiron has aggregated these items into an "Other" segment, as permitted by Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

        The accounting policies of Chiron's reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items, such as restructuring and reorganization charges and the write-off of purchased in-process technologies, which are shown as reconciling items in the table below.

        The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes:

	2001	2000	1999
	(in thousands)
Revenues
Biopharmaceuticals	$442,385	$324,670	$274,870
Vaccines, including $1,194 of equity in earnings of unconsolidated joint businesses in 1999	403,283	395,221	266,798
Blood testing, including $84,528, $84,248 and $78,126 of equity in earnings of unconsolidated joint businesses in 2001, 2000 and 1999, respectively	184,947	139,261	113,447
Other	110,052	112,967	107,531

Total revenues	$1,140,667	$972,119	$762,646

Income from continuing operations
Biopharmaceuticals	$(13,621)	$(28,554)	$(56,139)
Vaccines	117,745	125,681	(2,163)
Blood testing	88,918	72,758	63,348
Other	7,133	30,485	77,468

Segment income from operations	200,175	200,370	82,514
Operating income (expense) reconciling items:
Write-off of purchased in-process technologies	—	(171,600)	—
Restructuring and reorganization charge reversals (charges)	(64)	447	(197)

Income from operations	200,111	29,217	82,317
Gain (loss) on sale of assets	2,426	(224)	872
Gain on sale of intangible assets	—	—	7,490
Interest expense	(7,507)	(12,787)	(23,892)
Other income, net	60,914	88,084	89,857
Minority interest	(1,194)	(809)	—

Income from continuing operations before income taxes	$254,750	$103,481	$156,644

        In 2000, Chiron changed its method of allocating certain legal costs to segments due to a change in the Executive Committee's evaluation of the performance of the segments. In 2001 and 2000, Chiron allocated certain legal costs to the "Other" segment, whereas in 1999, these certain legal costs were allocated to all segments. The effect of this change in methodology was not material to the financial statements.

Segment Assets, Depreciation and Amortization Expenses and Capital Expenditures

        Chiron does not evaluate the performance of and allocate resources to its reportable segments based on the financial position of each reportable segment. Rather, Chiron evaluates the performance of and allocates resources to its reportable segments based on income from continuing operations, including depreciation and amortization expenses, and capital expenditures.

Note 16—Segment Information (Continued)

        Depreciation and amortization expenses for property, plant, equipment and leasehold improvements and intangible assets, are included with other operating expenses and allocated to each segment based upon each segment's percentage of total operating expenses. Depreciation and amortization expenses for each reportable segment were as follows:

	2001	2000	1999
	(In thousands)
Depreciation and amortization expenses
Biopharmaceuticals	$58,727	$36,343	$27,359
Vaccines	38,663	32,851	36,316
Blood testing	7,362	4,176	2,488
Other	10,294	8,056	2,732

Total depreciation and amortization expenses	$115,046	$81,426	$68,895

        Capital expenditures are specifically identified by each reportable segment. Capital expenditures for each reportable segment were as follows:

	2001	2000	1999
	(In thousands)
Capital expenditures
Biopharmaceuticals	$25,341	$21,496	$7,706
Vaccines	19,707	20,556	17,711
Blood testing	5,347	3,768	5,197
Other	14,483	8,533	33,980

Total capital expenditures	$64,878	$54,353	$64,594

Geographic Area Information

        Revenues from product sales by geographic area are based on the customers' shipping locations rather than the customers' country of domicile. Collaborative agreement, license fee and other revenues by geographic area are based on the country of domicile of the counterparty to the agreement. Royalty revenues by geographic area are based on the location to which the product earning the royalties is shipped.

	2001	2000	1999
	(In thousands)
Revenues
Domestic	$531,761	$440,674	$333,634
Belgium	30,959	30,866	22,240
Canada	68,177	7,767	11,181
France	15,936	8,317	5,946
Germany	160,745	162,969	170,191
Italy	47,043	40,543	50,082
Japan	24,364	6,928	300
Switzerland	19,099	15,976	60,105
United Kingdom	32,659	107,799	9,519
Other	209,924	150,280	99,448

Total revenues	$1,140,667	$972,119	$762,646

	2001	2000	1999
	(In thousands)
Long-lived assets
Domestic	$221,106	$225,256	$226,926
Germany	25,475	22,821	13,671
Italy	58,563	57,735	56,706
Other	8,244	7,391	1,532

Total long-lived assets	$313,388	$313,203	$298,835

Major Customers

        Two significant customers accounted for 12.2% and 11.3% of total revenues in 2001. Four significant customers accounted for 13.0%, 12.3%, 10.4% and 10.3% of total revenues in 2000. Two significant customers accounted for 13.6% and 12.7% of total revenues in 1999. Revenues from Chiron's biopharmaceuticals segment consisted of 34.3%, 40.2% and 34.8% of revenues from major customers in 2001, 2000 and 1999, respectively. Revenues from Chiron's blood testing segment consisted of 62.7%, 82.6% and 92.4% of revenues from major customers in 2001, 2000 and 1999, respectively. Revenues from Chiron's vaccines segment consisted of 51.1% of revenues from major customers in 2000 and none from major customers in 2001 or 1999. Revenues from Chiron's other segment consisted of none from major customers in 2001, 2000 or 1999.

Note 17—Income Taxes

        For financial reporting purposes, "Income from continuing operations before income taxes" included the following components for the years ended December 31:

	2001	2000	1999
	(In thousands)
Domestic	$110,124	$(79,260)	$93,661
Foreign	144,626	182,741	62,983

	$254,750	$103,481	$156,644

Components of Provision for Income Taxes from Continuing Operations

        Significant components of the provision for income taxes from continuing operations were as follows for the years ended December 31:

	2001	2000	1999
	(In thousands)
Current:
Domestic	$50,397	$58,403	$26,778
Foreign	43,309	55,478	6,813

	93,706	113,881	33,591

Deferred:
Domestic	(10,330)	(27,719)	(10,232)
Foreign	(3,384)	1,217	4,368

	(13,714)	(26,502)	(5,864)

Tax benefits that are allocated to reduce noncurrent intangible assets related to the acquired entity	—	—	513

Provision for income taxes from continuing operations	$79,992	$87,379	$28,240

        Included in the domestic portion of the deferred tax provision in 1999 was a benefit of $13.7 million resulting from the recognition of state tax benefits, which were previously offset by a valuation allowance.

        The benefit related to tax deductions for Chiron's stock option plans was recorded as an increase to additional paid-in capital when realized. In 2001, 2000 and 1999, Chiron realized tax benefits of approximately $25.9 million, $37.9 million and $42.8 million, respectively.

Rate Reconciliation

        A reconciliation of the expected statutory tax rate (computed at the U.S. statutory income tax rate of 35.0%) to the actual tax rate on income from continuing operations for the years ended December 31 is as follows:

	2001	2000	1999
Expected statutory tax rate	35.0%	35.0%	35.0%
Increases (reductions) in tax resulting from the following:
State taxes, net of federal benefit	3.5%	2.9%	2.0%
Net impact of foreign tax rates and foreign tax credits	(5.8%)	3.7%	1.0%
Write-off of purchased in-process technologies (see below)	—	58.0%	—
Amortization of goodwill	1.9%	1.2%	—
Tax benefit attributed to Foreign Sales Corporation	(2.2%)	(1.9%)	(0.6%)
Impact of Novartis transaction costs not deducted in prior years	—	—	(3.0%)
Increase in (utilization of) deferred tax assets:
Change in the valuation allowance for state deferred tax assets	—	—	(6.5%)
Prepaid income	—	—	(8.8%)
Other temporary differences	0.6%	—	(0.6%)
Utilization of tax credits	(4.5%)	(13.8%)	(1.9%)
Other	2.9%	(0.7%)	1.4%

Actual tax rate on income from continuing operations	31.4%	84.4%	18.0%

        The write-off of purchased in-process technologies and amortization of goodwill were permanent differences associated with the PathoGenesis Corporation acquisition.

Summary of Deferred Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

        Net deferred tax assets have been recognized based on management's estimates of future taxable income for U.S. and certain foreign jurisdictions in which Chiron's operations have historically been profitable. The above estimates of gross deferred tax assets and liabilities are subject to change based upon future events, which include the filing of tax returns and, therefore, the amount of deferred tax assets recognized may increase or decrease accordingly.

        Significant components of Chiron's deferred income tax assets and liabilities from continuing operations were as follows at December 31:

	2001	2000
	(In thousands)
Deferred income tax assets:
Capitalized research and development costs	$3,437	$4,553
Prepaid income	15,363	28,585
Reserves and expense accruals	65,342	71,489
Net operating loss carryforwards	29,043	39,026
Business tax credit carryforwards	32,807	15,771
Foreign tax benefits associated with undistributed earnings of foreign subsidiaries not permanently reinvested	45,737	—
Other	2,535	3,558

	194,264	162,982
Less valuation allowance	(22,448)	(69,430)

	171,816	93,552

Deferred income tax liabilities:
Basis differences-purchase accounting and intangibles	88,716	56,112
Patent costs expensed for tax purposes	10,024	9,760
Depreciation and amortization	12,094	11,544
Tax effect of unrealized other comprehensive income	35,567	46,253
Tax effect of contingent payment debt instrument	3,688	—
Undistributed earnings of foreign subsidiaries not permanently reinvested	40,969	—
Other	5,985	8,824

	197,043	132,493

Net deferred income tax liability	$(25,227)	$(38,941)

        The above net deferred income tax liability has been reflected in the accompanying Consolidated Balance Sheets as follows:

	2001	2000
	(In thousands)
Current asset	$33,717	$35,980
Noncurrent liability	(58,944)	(74,921)

Net deferred income tax liability	$(25,227)	$(38,941)

        Beginning in the third quarter of 2001, management decided that foreign earnings associated with the German and Italian vaccines business for the year 2001 would not be treated as permanently reinvested under Accounting Principles Board Opinion No. 23 "Accounting for Income Taxes—Special Areas." Accordingly, a deferred tax asset has been established for the underlying benefit of foreign taxes paid and a deferred tax liability has been established for the U.S. tax provision associated with such earnings no longer treated as permanently reinvested.

        The net decrease in the valuation allowance for the years ended December 31, 2001, 2000 and 1999 was $47.0 million, $16.6 million and $58.3 million, respectively.

        The valuation allowances of $22.4 million and $69.4 million as of December 31, 2001 and 2000, respectively, related to net operating loss carryforwards and intangible assets in certain foreign jurisdictions.

        Chiron is presently under examination in several domestic and international tax jurisdictions. While there is no assurance that Chiron will prevail in all tax examinations in the event the taxing authorities disagree with Chiron's interpretation of the tax law, Chiron's management does not believe, based upon information known to it, that the final resolution of any of these audits will have a material adverse effect upon Chiron's consolidated financial position and results of operations and cash flows. Chiron's management has made adequate provisions for these tax examinations.

        Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at December 31, 2001 will be allocated as follows (in thousands):

Income tax benefit	$22,448
Goodwill and other noncurrent intangible assets	—

$22,448

Tax Operating Loss and Credit Carryforwards

        At December 31, 2001, Chiron had foreign net operating loss carryforwards of approximately $65.6 million, all of which are available to offset future taxable income indefinitely. At December 31, 2001, Chiron had federal net operating loss carryforwards and federal business credits attributed to the acquisition of PathoGenesis Corporation of approximately $30.4 million and $6.0 million, respectively, expiring in 2007. The actual utilization of the net operating loss carryforwards and business tax credits is restricted pursuant to section 382 of the Internal Revenue Code. In addition, at December 31, 2001, Chiron had federal and state business tax credit carryovers of $33.9 million, of which $0.4 million expires in 2009, $5.0 million in 2016 and $28.5 million which can be carried over indefinitely.

Note 18—Legal Proceedings

        The Office of the Inspector General of the United States Department of Health and Human Services is investigating pharmaceutical industry practices concerning reporting of average wholesale prices for products covered by Medicare and Medicaid. Chiron and a number of other companies have received document subpoenas in connection with that investigation. Chiron has produced documents responsive to two subpoenas, which relate specifically to pricing of certain generic oncology drugs sold by Cetus-Ben Venue Therapeutics, a joint venture between Chiron and Ben Venue Laboratories. Chiron sold its interest in that joint venture in 1996. It appears that the Office of the Inspector General's investigation is connected to a pending, but as yet unserved, qui tam (whistle blower) lawsuit, in which Chiron and other companies are named defendants.

        Certain State Attorneys General also are investigating reporting of average wholesale prices related to State Medicaid programs. In September 2000, the Office of the Attorney General of the State of California Department of Justice propounded a document subpoena to Chiron focused on pricing of certain generic oncology drugs sold by Cetus-Ben Venue under the Medi-Cal program. The State of Montana, through its Attorney General, filed a complaint against Chiron and a number of other pharmaceutical companies, raising state law claims and seeking actual and punitive damages arising from setting of the average wholesale price for DepoCyt®. Additionally, non-governmental organizations, including the Citizens for Consumer Justice, have filed a class action lawsuit against numerous defendants, including Chiron, alleging that in setting average prices for certain Medicare reimbursed products (including DepoCyt®), federal antitrust and racketeering statutes were violated.

        It is anticipated that additional lawsuits involving the average wholesale price issues may arise. If any such action resulted in a final judgment against Chiron, Chiron could face substantial damages exposure. It is not currently possible to estimate the probability of loss or to estimate the amount of liability related to these matters.

        Chiron is party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, claims of product liability and other issues. While there is no assurance that an adverse determination of any of such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon Chiron's consolidated financial position and results of operations or cash flows.

Note 19—Quarterly Financial Data (Unaudited)

	2001
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$317,917	$301,958	$261,201	$259,591
Gross margin from net product sales	135,819	134,545	110,037	113,910
Income from continuing operations:
Income	44,693	51,378	33,944	44,743
Basic income per share	0.24	0.27	0.18	0.24
Diluted income per share	0.23	0.26	0.17	0.23
Net income:
Income	44,803	52,893	37,597	44,743
Basic income per share	0.24	0.28	0.20	0.24
Diluted income per share	0.23	0.27	0.19	0.23

	2001
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$293,538	$220,981	$240,855	$216,745
Gross margin from net product sales	101,701	85,573	112,742	106,355
Income (loss) from continuing operations:
Income (loss)	(124,399)	43,005	57,412	40,084
Basic income (loss) per share	(0.69)	0.24	0.32	0.22
Diluted income (loss) per share	(0.69)	0.23	0.30	0.21
Net income (loss):
Income (loss)	(134,403)	43,079	59,602	40,236
Basic income (loss) per share	(0.74)	0.24	0.33	0.22
Diluted income (loss) per share	(0.74)	0.23	0.31	0.21

        Certain minor arithmetical variances between the table above and the consolidated financial statements may arise due to rounding.

        Historically, Chiron's operating results have varied considerably from period to period due to the nature of Chiron's collaborative, royalty and license arrangements and the seasonality of the vaccine products. In addition, the mix of products sold and the introduction of new products will affect the comparability of gross margins from quarter to quarter. As a consequence, Chiron's results in any one quarter are not necessarily indicative of results to be expected for a full year. Accordingly, Chiron should be evaluated on the basis of annual financial information.

Continuing Operations

        Related to an agreement with F. Hoffmann-LaRoche Limited, Chiron received $10.0 million in the fourth quarter of 2000, which Chiron deferred, and received $10.0 million in the first quarter of 2001. These amounts included a refundable license fee and royalties for past sales related to F. Hoffmann La-Roche's use of Chiron's HIV patent in its in vitro diagnostic products in Europe. These amounts became nonrefundable in January 2001 when the European Patent Office upheld Chiron's HIV patent. As a result, Chiron recognized the entire $20.0 million as revenue in the first quarter of 2001. The agreement also provides for royalties on future sales related to F. Hoffmann La-Roche's use of Chiron's HIV patent in its in vitro diagnostic products, which also commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld Chiron's HIV patent. Chiron will recognize additional revenue of $10.0 million under this arrangement when and if patents on HIV are issued to Chiron in the U.S.

        The fourth quarter of 2000 included (i) royalty revenues of $34.0 million for past sales related to F. Hoffmann-LaRoche's use of Chiron's hepatitis C virus patent in its in vitro diagnostic products and (ii) the write-off of purchased in-process technologies of $171.6 million and amortization expense of $9.6 million related to the acquisition of PathoGenesis Corporation (see Note 5).

        The fourth and second quarters of 2001 included $2.6 million and $6.1 million, respectively, related to the sale of certain equity securities. The fourth and first quarters of 2000 included $2.4 million and $0.8 million, respectively, related to the sale of certain equity securities.

        The third and second quarters of 2001 included losses attributable to the other-than-temporary impairment of debt and equity securities of $4.5 million and $1.0 million, respectively. The second quarter of 2000 included losses attributable to the other-than temporary impairment of equity securities of $5.0 million.

Discontinued Operations (see Note 4)

        "Gain (loss) on disposal of discontinued operations" included income tax benefits of $0.1 million and $0.5 million in the fourth and second quarters of 2001, respectively, and income tax provisions of $0.1 million in both the third and first quarters of 2001. "Gain (loss) on disposal of discontinued operations" also included the following:

  •
  $1.6 million recognized in the third quarter of 2001 related to the reversal of reserves for retention and severance obligations based upon a final reconciliation from Bayer Corporation;

  •
  $1.6 million net gain recognized in the second quarter of 2001 upon the sale of the remaining Chiron Vision real estate assets; and

  •
  $1.5 million recognized in the second quarter of 2001 related to the reversal of the remaining reserves for contractual obligations to indemnify Bausch & Lomb Incorporated upon the sale of the remaining real estate assets, as discussed above.

        "Gain (loss) on disposal of discontinued operations" included income tax provisions of $9.0 million and $0.1 million in the fourth and first quarters of 2000, respectively. Also included in the "Gain (loss) on disposal of discontinued operations" was $2.2 million recognized in the second quarter of 2000 related to the reversal of reserves for contractual obligations to indemnify Bausch & Lomb against certain potential claims.

Note 20—Subsequent Events

        On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc., a company that develops drugs (including tezacitabine) to treat cancer. Chiron acquired substantially all of the outstanding shares of common stock of Matrix Pharmaceutical at $2.21 per share, which, including estimated acquisition costs, resulted in a total purchase price of approximately $59.7 million. Chiron will account for the acquisition as an asset purchase and include Matrix Pharmaceutical's operating results in its consolidated operating results beginning on March 1, 2002. Matrix Pharmaceutical's operating results for the remaining business days in February 2002 were not significant to Chiron's consolidated operating results. Matrix Pharmaceutical will be part of Chiron's biopharmaceuticals segment.

        In 2001, Chiron recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid Chiron $5.1 million, the full principal plus interest.

SCHEDULE II

CHIRON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

Description	Balance at Beginning of Year	Charged to Costs and Expenses, net of reversals		Utilizations	Balance At End of Year
	(In thousands)
2001:
Accounts receivable and product returns allowance	$14,576	$27,531		$(23,335)	$18,772
Inventory reserves	27,374	10,205		(10,687)	26,892
Restructuring and reorganization accrual	2,655	64		(2,026)	693
2000:
Accounts receivable and product returns allowance	16,998	12,656		(15,078)	14,576
Inventory reserves	20,138	7,743		(507)	27,374
Restructuring and reorganization accrual	5,688	(732	)(1)	(2,301)	2,655
1999:
Accounts receivable and product returns allowance	18,160	6,420		(7,582)	16,998
Inventory reserves	12,859	10,636		(3,357)	20,138
Restructuring and reorganization accrual	23,796	197		(18,305)	5,688

(1)
Includes amounts charged to discontinued operations.

QuickLinks

PART I
PART II
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART III
PART IV
CHIRON CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Continued) (In thousands, except per share data)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued) (In thousands)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CHIRON CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001
CHIRON CORPORATION VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31, 2001, 2000 and 1999