Form 10-Q
period 2002-03-31
CHIRON CORP
filed 2002-05-08
CIK 706539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission File Number: 0-12798

CHIRON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2754624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4560 Horton Street, Emeryville, California	94608
(Address of principal executive offices)	(Zip code)
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

Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at April 30, 2002
Common Stock, $0.01 par value	190,008,958

CHIRON CORPORATION
TABLE OF CONTENTS

Item 1. Financial Statements

CHIRON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$308,970	$320,673
Short-term investments in marketable debt securities	446,342	456,506

Total cash and short-term investments	755,312	777,179
Accounts receivable, net	221,549	223,358
Current portion of notes receivable	5,134	5,103
Inventories	111,527	111,357
Current net deferred income tax asset	41,683	33,717
Derivative financial instruments	1,589	756
Other current assets	43,564	30,677

Total current assets	1,180,358	1,182,147
Noncurrent investments in marketable debt securities	497,276	524,858
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	144,694	144,789
Laboratory, production and office equipment	372,761	361,423
Leasehold improvements	89,919	89,392
Construction-in-progress	42,519	26,341

	649,893	621,945
Less accumulated depreciation and amortization	(325,616)	(308,557)

Property, plant, equipment and leasehold improvements, net	324,277	313,388
Purchased technologies, net	273,206	279,298
Goodwill	231,456	224,742
Other intangible assets, net	143,232	155,086
Investments in equity securities and affiliated companies	115,933	146,984
Noncurrent notes receivable	9,752	9,706
Noncurrent derivative financial instruments	6,677	—
Other noncurrent assets	33,536	30,700

	$2,815,703	$2,866,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,796	$56,773
Accrued compensation and related expenses	38,774	47,020
Derivative financial instruments	1,261	2,861
Short-term borrowings	468	526
Current portion of unearned revenue	22,809	22,328
Income taxes payable	87,169	83,099
Other current liabilities	126,736	111,766

Total current liabilities	325,013	324,373
Long-term debt	410,653	408,696
Noncurrent derivative financial instruments	198	7,646
Noncurrent net deferred income tax liability	33,717	58,944
Noncurrent unearned revenue	72,254	74,371
Other noncurrent liabilities	44,138	42,873
Minority interest	4,268	3,894

Total liabilities	890,241	920,797

Commitments and contingencies (Note 8)
Put options	—	13,764

Stockholders' equity:
Common stock	1,917	1,917
Additional paid-in capital	2,460,398	2,441,281
Deferred stock compensation	(16,911)	(17,506)
Accumulated deficit	(397,420)	(360,997)
Accumulated other comprehensive loss	(36,621)	(21,286)
Treasury stock, at cost (1,807,000 shares at March 31, 2002 and 2,341,000 shares at December 31, 2001)	(85,901)	(111,061)

Total stockholders' equity	1,925,462	1,932,348

	$2,815,703	$2,866,909

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenues:
Product sales, net	$173,584	$168,840
Equity in earnings of unconsolidated joint businesses	18,798	15,625
Collaborative agreement revenues	6,207	9,061
Royalty and license fee revenues	44,878	62,176
Other revenues	8,730	3,889

Total revenues	252,197	259,591

Operating expenses:
Cost of sales	66,166	54,930
Research and development	78,773	84,732
Selling, general and administrative	62,770	58,803
Amortization expense	7,378	11,547
Write-off of purchased in-process technologies	54,781	—
Other operating expenses	4,583	2,183

Total operating expenses	274,451	212,195

(Loss) income from operations	(22,254)	47,396
Gain on sale of assets	—	2,426
Interest expense	(3,155)	(398)
Other income, net	20,147	18,056
Minority interest	(419)	(219)

(Loss) income before income taxes	(5,681)	67,261
Provision for income taxes	13,256	22,518

Net (loss) income	$(18,937)	$44,743

(Loss) earnings per share (Note 2):
Basic	$(0.10)	$0.24

Diluted	$(0.10)	$0.23

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	2002	2001
Net (loss) income	$(18,937)	$44,743

Other comprehensive (loss) income:
Change in foreign currency translation adjustment during the period, net of tax benefit of $845 and $252 for the three months ended March 31, 2002 and 2001, respectively	(6,435)	(29,263)
Net unrealized derivative gains from cash flow hedges arising during the period, net of tax provision of $72 and $177 for the three months ended March 31, 2002 and 2001, respectively	118	316
Unrealized losses from investments:
Net unrealized holding losses arising during the period, net of tax benefit of $2,881 and $11,992 for the three months ended March 31, 2002 and 2001, respectively	(6,280)	(11,372)
Reclassification adjustment for net gains included in net income (loss), net of tax provision of $1,696 and $257 for the three months ended March 31, 2002 and 2001, respectively	(2,738)	(457)

Net unrealized losses from investments	(9,018)	(11,829)

Other comprehensive loss	(15,335)	(40,776)

Comprehensive (loss) income	$(34,272)	$3,967

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2002	2001
Net cash provided by operating activities	$17,055	$48,758
Cash flows from investing activities:
Purchases of investments in marketable debt securities	(164,040)	(243,709)
Proceeds from sale and maturity of investments in marketable debt securities	192,806	273,009
Capital expenditures	(26,993)	(12,284)
Proceeds from sales of assets	109	4,870
Purchases of equity securities and interests in affiliated companies	(533)	(3,879)
Proceeds from sale of equity securities and interests in affiliated companies	2,053	2,500
Cash paid to purchase businesses, net of cash acquired	(43,951)	(488)
Other, net	2,254	5,455

Net cash (used in) provided by investing activities	(38,295)	25,474

Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	(81)	226
Repayment of debt and capital leases	—	(1,071)
Payments to acquire treasury stock	(5,671)	(37,224)
Proceeds from reissuance of treasury stock	14,140	12,533
Proceeds from put options	1,149	2,620

Net cash provided by (used in) financing activities	9,537	(22,916)

Net (decrease) increase in cash and cash equivalents	(11,703)	51,316
Cash and cash equivalents at beginning of the period	320,673	166,990

Cash and cash equivalents at end of the period	$308,970	$218,306

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

Basis of Presentation

        The information presented in the condensed consolidated financial statements at March 31, 2002, and for the three months ended March 31, 2002 and 2001, is unaudited but includes all normal recurring adjustments, which Chiron Corporation believes to be necessary for fair presentation of the periods presented.

        The condensed consolidated balance sheet amounts at December 31, 2001 have been derived from audited financial statements. Historically, Chiron's operating results have varied considerably from period to period due to the nature of Chiron's collaborative, royalty and license arrangements and the seasonality of certain vaccine products. In addition, the mix of products sold and the introduction of new products will affect comparability from quarter to quarter. As a consequence, Chiron's interim results in any one quarter are not necessarily indicative of results to be expected for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 31, 2001, which are included in the Annual Report on Form 10-K filed by Chiron with the Securities and Exchange Commission.

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Chiron and its majority-owned subsidiaries. For consolidated majority-owned subsidiaries in which Chiron owns less than 100%, Chiron records minority interest in the condensed consolidated financial statements to account for the ownership interest of the minority owner. Investments in joint ventures, limited partnerships and interests in which Chiron has an equity interest of 50% or less are accounted for using either the equity or cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

        On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. As of March 31, 2002, Chiron acquired substantially all of the outstanding shares of common stock of Matrix Pharmaceutical at $2.21 per share, which, including estimated acquisition costs, resulted in a total purchase price of approximately $67.1 million. Chiron accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical's operating results, including the seven business days in February 2002, in its consolidated operating results beginning on March 1, 2002. Matrix Pharmaceutical is part of Chiron's biopharmaceuticals segment.

        In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron will pay $15.0 million over ten years, of which $5.9 million was paid through March 31, 2002, for a 6.35% ownership percentage. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $13.5 million was paid through March 31, 2002, for a 23.19% ownership percentage. Chiron accounts for both investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46 "Accounting for Limited Partnership Investments."

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

        Chiron recognizes a portion of revenue for product sales of Betaseron® upon shipment to its marketing partner, and the remainder based on a contractual percentage of sales by its marketing partner. Chiron also earns royalties on the marketing partner's European sales of Betaferon®. Previously, Chiron had accounted for non-U.S. product sales on a one-quarter lag and royalties as a percentage of forecast received from its marketing partner, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. Betaseron® sales is now available, and as a result, Chiron is able to recognize Betaseron® product sales and Betaferon® royalties on a current basis. The effect of this change, net of tax, was a decrease in net loss by $3.1 million for product sales and $2.8 million for royalties ($0.03 per basic and diluted share) for the three months ended March 31, 2002.

        Chiron, prior to filing its financial statements on Form 10-Q, publicly releases an unaudited condensed balance sheet and statement of operations. Between the date of Chiron's earnings release and the filing of its Form 10-Q, reclassifications may be required. These reclassifications, when made, have no effect on income from operations, net income or earnings per share.

        Certain previously reported amounts have been reclassified to conform with the current period presentation.

Inventories

        Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventories consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Finished goods	$26,507	$26,683
Work-in-process	60,188	60,512
Raw materials	24,832	24,162

	$111,527	$111,357

Income Taxes

        The reported effective tax rate for 2002 is 27.0% of pretax income from operations, excluding the write-off of purchased in-process technologies related to the acquisition of Matrix Pharmaceutical, Inc. (see Note 4). The effective tax rate may be affected in future periods by changes in Chiron's estimates with respect to the deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three months ended March 31, 2001 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 33.5%.

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

        In January 2001, Chiron initiated a put option program. Under this program, Chiron enters into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to Chiron a specified number of shares at a specified price per share on a specified date. In connection with the sales, Chiron collects premiums, which are recorded in "Additional paid-in capital" in the Condensed Consolidated Balance Sheets. As of December 31, 2001, Chiron had an outstanding contract with a third party to sell put options on Chiron stock, entitling the holder to sell to Chiron 0.3 million shares. The option expired on March 28, 2002 and had an exercise price of $45.88 per share. The amount of Chiron's obligation to repurchase such shares upon exercise of the outstanding put options, totaling $13.8 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheets at December 31, 2001. On March 28, 2002, Chiron's closing stock price was $45.89. Since the closing stock price was above the stipulated $45.88, the third party elected not to exercise the options. As a result, the temporary equity of $13.8 million was reclassified to permanent equity in the first quarter 2002.

Comprehensive Income

        In the first and second quarters of 2001, the foreign currency translation component of comprehensive income included the tax effects of the non-permanently reinvested 2000 earnings in Chiron's German and Italian vaccines business in accordance with the investment and tax policy adopted in 2000. During the first and second quarters of 2001, the undistributed 2001 earnings in Chiron's German and Italian vaccines business were expected to be reinvested permanently and, as a result, no tax effect was provided on the foreign currency translation component of comprehensive income. Beginning in the third quarter 2001, tax effects of the decision not to permanently reinvest the 2001 earnings in Chiron's German and Italian vaccines business were recorded. For all other foreign jurisdictions, the undistributed earnings of Chiron's foreign investments are expected to be reinvested permanently.

Treasury Stock

        Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to "Additional paid-in capital." Losses on reissuance of treasury stock are charged to "Additional paid-in capital" to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to "Accumulated deficit." Chiron charged losses of $17.5 million and $15.8 million for the three months ended March 31, 2002 and 2001, respectively, to "Accumulated deficit" in the Condensed Consolidated Balance Sheets.

New Accounting Standards

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale. SFAS 144 also supercedes the business segment concept in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations. Chiron adopted the provisions of SFAS 144 effective January 1, 2002. The implementation of the provisions of this standard did not have a material effect on Chiron's results of operations and financial position.

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

Note 2—(Loss) Earnings Per Share

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

        The following table sets forth the computations for basic and diluted earnings per share on net income (loss) (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Income (Numerator):
Net (loss) income available to common stockholders	$(18,937)	$44,743
Shares (Denominator):
Weighted-average common shares outstanding	189,577	189,403
Effect of dilutive securities:
Stock options and equivalents	—	5,176
Warrants	—	422
Put options	—	8

Weighted-average common shares outstanding, plus assumed conversions	189,577	195,009

Basic (loss) earnings per share	$(0.10)	$0.24

Diluted (loss) earnings per share	$(0.10)	$0.23

        For the three months ended March 31, 2002 and 2001, stock options to purchase 11.9 million and 7.2 million shares, respectively, with exercise prices greater than the average market prices of common stock, were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

        All potential common shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2002 as their inclusion would be antidilutive due to the net loss. These potential common shares include stock options to purchase 4.0 million shares of common stock, put options on 0.01 million shares of common stock and 5.2 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes.

Note 3—Discontinued Operations

        In a strategic effort to focus on its core businesses of biopharmaceuticals, vaccines and blood testing, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. There was no activity related to discontinued operations during the three months ended March 31, 2002 or 2001.

Chiron Diagnostics

        On November 30, 1998, Chiron completed the sale of its in vitro diagnostics business to Bayer Corporation for $1,013.8 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a stock purchase agreement, dated September 17, 1998, between Chiron and Bayer.

        In connection with the sale of Chiron Diagnostics, Chiron granted to Bayer rights under HIV and hepatitis C virus patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid Chiron a license fee of $100.0 million, which became nonrefundable in decreasing amounts through 2001. Chiron recognized the final portion of revenue in the fourth quarter 2001. For the three months ended March 31, 2001, Chiron recognized license fee revenues of $5.0 million, which represented the portion of the $100.0 million payment that became nonrefundable during that period. This revenue was recorded as a component of "Royalty and license fee revenues" in the Condensed Consolidated Statements of Operations.

Chiron Vision

        On December 29, 1997, Chiron completed the sale of all of the outstanding capital stock of Chiron Vision to Bausch & Lomb Incorporated for approximately $300.0 million in cash, subject to certain post-closing adjustments. The sale was completed under the terms of a stock purchase agreement, dated as of October 21, 1997, between Chiron and Bausch & Lomb. Chiron retained Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million upon the completion of the sale. Under the terms of the Bausch & Lomb agreement, Chiron provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify Bausch & Lomb against certain potential claims. For the three months ended March 31, 2001, none of these contractual obligations expired unused. In the second quarter 2001, Chiron reversed the remaining reserves of $1.5 million upon the sale of the remaining real estate assets, as discussed below.

        For a period of three years following the completion of the sale, Chiron Vision had the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. As of March 31, 2001, the real estate assets of $1.9 million, which represented all of the remaining net assets of Chiron's discontinued operations, were recorded as "Other current assets" in the Condensed Consolidated Balance Sheets. In April 2001, Chiron sold the remaining real estate assets and recognized a net gain on the sale of these assets of $1.6 million.

Income Taxes

        In connection with the sale of Chiron Diagnostics and Chiron Vision, Chiron recorded cumulative net deferred tax assets of $23.7 million as of both March 31, 2002 and December 31, 2001, principally attributable to the timing of the deduction of certain expenses associated with these sales. Chiron also recorded corresponding valuation allowances of $23.7 million as of both March 31, 2002 and December 31, 2001 to offset these deferred tax assets, as management believes that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. The future recognition of these deferred tax assets will be reported as a component of discontinued operations.

Note 4—Acquisition of Matrix Pharmaceutical, Inc.

        On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc. a company that was developing tezacitabine, a drug to treat cancer. As of March 31, 2002, Chiron acquired substantially all of the outstanding shares of common stock of Matrix Pharmaceutical at $2.21 per share, which, including estimated acquisition costs, resulted in a total preliminary purchase price of approximately $67.1 million. Matrix Pharmaceutical is part of Chiron's biopharmaceuticals segment. Tezacitabine expanded Chiron's portfolio of cancer therapeutics.

        Chiron accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical's operating results, including the seven business days in February 2002, in its consolidated operating results beginning on March 1, 2002. The components and allocation of the preliminary purchase price, based on their fair values, consisted of the following (in thousands):

Consideration and acquisition costs:
Cash paid for common stock	$49,986
Cash paid for options on common stock	1,971
Common stock tendered, not yet paid	8,751
Options on common stock, not yet paid	260
Acquisition costs paid as of March 31, 2002	3,323
Acquisition costs not yet paid as of March 31, 2002	2,796

Total purchase price	$67,087

Allocation of preliminary purchase price:
Cash and cash equivalents	$17,337
Assets held for sale	2,300
Deferred tax asset	10,000
Other assets	1,469
Write-off of purchased in-process technologies	54,781
Accounts payable	(2,898)
Accrued liabilities	(15,902)

Total purchase price	$67,087

        Acquisition costs included contractual severance and involuntary termination costs, as well as other direct acquisition costs. Approximately $5.1 million represented severance payments, assumed by Chiron, to eligible employees as dictated by their employment agreements.

        Chiron allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. Chiron allocated a portion of the purchase price to purchased in-process technologies and wrote this off entirely in the first quarter 2002. Chiron does not anticipate that there will be any alternative future use for the in-process technologies that were written off. The write-off of purchased in-process technologies represented the fair value, calculated using probability-of-success-adjusted cash flows and a 20% discount rate, at the acquisition date. Chiron assumed cash flows from tezacitabine to commence after 2005. As with all pharmaceutical products, the probability of commercial success for any research and development project is highly uncertain.

        Chiron is moving the manufacturing operations at the San Diego, California facility to either its Emeryville or Vacaville, California location and intends to close the San Diego facility during the second quarter 2002. A significant assumption made by Chiron as part of the purchase price allocation was that an assignee would not be found for the manufacturing facility lease. Accordingly, Chiron allocated a portion of the purchase price to a liability for asset disposal and lease cancellation. However, if an assignee is found, Chiron will update the charge for purchased in-process technologies in future periods if necessary.

        As indicated in the above table, a portion of the purchase price was allocated to assets held for sale. In March 2002, Chiron sold the leasehold improvements and assigned the lease related to a facility located in Fremont, California. Chiron received an amount equivalent to the fair value of the assets at the date of acquisition.

        In March 2002, Chiron paid $6.0 million related to a bank loan assumed during the purchase of Matrix. This payment is reflected on the Condensed Consolidated Statement of Cash Flows as a component of "Cash paid to purchase businesses, net of cash acquired."

        The deferred tax asset primarily related to future utilization of net operating loss carryforwards. Chiron acquired federal and state net operating loss carryforwards of approximately $289.8 million attributed to Matrix Pharmaceutical. The utilization of such net operating loss carryforwards is limited in any one year under provisions of the internal revenue code. As such, a significant portion of Matrix losses are expected to expire unutilized.

        The following unaudited pro forma information presents the results of operations of Chiron and Matrix Pharmaceutical for the three months ended March 31, 2002 and 2001 as if Chiron's acquisition of Matrix Pharmaceutical had been consummated as of January 1, 2002 and 2001, respectively. The pro forma information is presented in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process technologies, which resulted directly from the transaction. The unaudited pro forma information is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Total revenues	$252,502	$260,092
Net income	$30,800	$38,119
Pro forma earnings per share:
Basic	$0.16	$0.20
Diluted	$0.16	$0.20

Note 5—Restructuring and Reorganization

        Chiron previously recorded restructuring and reorganization charges related to (i) the integration of its worldwide vaccines operations, (ii) the closure of its Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions, all of which had terminated as of December 31, 2000, in Chiron's Italian manufacturing facility and facility-related costs. The closure of its Puerto Rico and St. Louis facilities and the ongoing restructuring of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 371 positions in manufacturing, research, development, sales, marketing and other administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

        For the three months ended March 31, 2002, Chiron had no restructuring and reorganization adjustments. Of the 371 positions for elimination, 362 were terminated as of March 31, 2002.

        For the three months ended March 31, 2001, Chiron recorded net restructuring and reorganization activity, which included a charge of $0.2 million and a charge reversal of $0.2 million. The charge of $0.2 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions, of which 359 had terminated as of March 31, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

        Chiron expects to substantially settle the restructuring and reorganization accruals within one to six years of accruing the related charges. As of March 31, 2002, $0.1 million and $0.5 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheets. As of December 31, 2001, $0.2 million and $0.5 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheets.

        The activity in accrued restructuring and reorganization for the three months ended March 31, 2002 and 2001 is summarized as follows (in thousands):

	Accrual at December 31, 2001	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through March 31, 2002	Amount to Be Utilized In Future Periods
Employee-related costs	$217	$—	$—	$(113)	$104
Other facility-related costs	476	—	—	(21)	455

	$693	$—	$—	$(134)	$559

	Accrual at December 31, 2000	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through March 31, 2001	Amount to Be Utilized In Future Periods
Employee-related costs	$1,816	$190	$—	$(295)	$1,711
Other facility-related costs	839	—	(190)	(121)	528

	$2,655	$190	$(190)	$(416)	$2,239

Note 6—Intangible Assets

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS 142. Chiron has no intangible assets with indefinite useful lives. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Chiron adopted the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002.

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

        Upon adoption of SFAS 142, Chiron reassessed the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations. No adjustments to amortization periods were necessary.

        In connection with the transitional goodwill impairment evaluation, the adoption of SFAS 142 requires Chiron to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, Chiron identified its reporting units as of January 1, 2002. Chiron has determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Chiron has up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Chiron must perform the second step of the transitional impairment test. In the second step, Chiron must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which will be measured as of January 1, 2002. This second step must be completed as soon as possible, but no later than December 31, 2002. Chiron will recognize any transitional impairment loss as the cumulative effect of a change in accounting principle. Chiron is currently working on determining the fair value of each reporting unit. Based upon the review to date, Chiron does not anticipate any transitional impairment losses.

        In addition, Chiron must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations.

        A reconciliation of reported net (loss) income to adjusted net (loss) income, as if SFAS 142 had been implemented as of January 1, 2001, is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Reported net (loss) income	$(18,937)	$44,743
Add back: Goodwill (including assembled workforce) amortization	—	4,279

Adjusted net (loss) income	$(18,937)	$49,022

Basic earnings per share:
Reported net (loss) income	$(0.10)	$0.24
Goodwill (including assembled workforce) amortization	—	0.02

Adjusted net (loss) income	$(0.10)	$0.26

Diluted earnings per share:
Reported net (loss) income	$(0.10)	$0.23
Goodwill (including assembled workforce) amortization	—	0.02

Adjusted net (loss) income	$(0.10)	$0.25

        Intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2002			December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$330,571	$57,365	$273,206	$331,185	$51,887	$279,298

Patents	$99,122	$44,756	$54,366	$97,900	$42,526	$55,374
Trademarks	46,975	11,070	35,905	47,319	10,481	36,838
Licenses and technology rights	29,794	11,843	17,951	29,881	11,042	18,839
Customer relationships	20,053	5,085	14,968	20,310	4,885	15,425
Know how	9,107	3,043	6,064	9,224	2,916	6,308
Databases	7,100	710	6,390	7,100	592	6,508
Assembled workforce	—	—	—	10,236	2,415	7,821
Other	15,110	7,522	7,588	14,668	6,695	7,973

Total other intangible assets	$227,261	$84,029	$143,232	$236,638	$81,552	$155,086

Total intangible assets subject to amortization	$557,832	$141,394	$416,438	$567,823	$133,439	$434,384

        Aggregate amortization expense is as follows (in thousands):

For the three months ended March 31, 2002 (reported)	$10,870
For the remaining nine months in the year ended December 31, 2002 (estimated)	31,890

For the year ended December 31, 2002 (estimated)	$42,760
For the year ended December 31, 2003 (estimated)	$39,919
For the year ended December 31, 2004 (estimated)	$36,571
For the year ended December 31, 2005 (estimated)	$32,239
For the year ended December 31, 2006 (estimated)	$31,299
For the year ended December 31, 2007 (estimated)	$30,605

        The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Goodwill (including assembled workforce):
Balance as of December 31, 2001	$196,513	$28,229	$224,742
Assembled workforce	1,875	5,946	7,821
Tax impact of implementation (1)	(675)	—	(675)
Effect of exchange rate changes	—	(432)	(432)

Balance as of March 31, 2002	$197,713	$33,743	$231,456

(1)
SFAS 142 requires that, upon implementation, any remaining deferred tax liability related to assembled workforce at January 1, 2002 also be reclassified to goodwill.

Note 7—Segment Information

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

        Chiron views certain other revenues and expenses, particularly Novartis AG research and development funding which terminated in 2001, certain royalty and license fee revenues primarily related to HIV and hepatitis C virus patents, and unallocated corporate expenses, as not belonging to any one reportable segment. As a result, Chiron has aggregated these items into an "Other" segment, as permitted by Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

        Amortization expense of $5.9 million for the three months ended March 31, 2002 related to intangible assets acquired in the PathoGenesis acquisition has been allocated to the biopharmaceuticals segment. Prior to the first quarter 2002, amortization expense relating to these intangibles was allocated to the "Other" segment. Segment information for the three months ended March 31, 2001 has been reclassified to conform with the current presentation.

        The accounting policies of Chiron's reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies above and in Chiron's annual report on Form 10-K. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items such as the write-off of purchased in-process technologies, which is shown as a reconciling item in the table below.

        The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenues
Biopharmaceuticals	$116,073	$99,759
Vaccines	64,521	85,682
Blood testing, includes equity in earnings of unconsolidated joint businesses of $18,798 and $15,625 for the three months ended March 31, 2002 and 2001, respectively	56,757	34,792
Other	14,846	39,358

Total revenues	$252,197	$259,591

Income (loss) from operations
Biopharmaceuticals	$6,390	$(14,981)
Vaccines	(2,459)	22,212
Blood testing	29,483	14,857
Other	(887)	25,308

Segment income from operations	32,527	47,396

Operating expense reconciling item:
Write-off of purchased in-process technologies	(54,781)	—

Income (loss) from operations	(22,254)	47,396
Gain on sale of assets	—	2,426
Interest expense	(3,155)	(398)
Other income, net	20,147	18,056
Minority interest	(419)	(219)

Income (loss) before income taxes	$(5,681)	$67,261

Note 8—Commitments and Contingencies

        In April 2001, Chiron, Rhein Biotech N.V. and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Rhein Biotech and GreenCross Vaccine. Chiron's commitment is approximately 24.4 million Euro ($21.3 million) at March 31, 2002 for the expansion of Chiron's Italian manufacturing facilities, of which Chiron had incurred costs of 0.4 million Euro ($0.3 million), as of March 31, 2002. This agreement started in the fourth quarter of 2001 and is expected to continue through 2008.

        In February 2001, Chiron's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a parking structure and a research and development facility

(including a supporting central utility facility) in Emeryville, California. Chiron has committed to $34.8 million in design and construction services, under which Chiron has incurred costs of $15.0 million, as of March 31, 2002. Chiron may cancel these commitments at any time. Related to the research and development facility, Chiron is evaluating various financing alternatives to fund this expansion. Chiron expects to begin construction on the research and development facility in the second half of 2002.

        Chiron is party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, claims of product liability and other issues. While there is no assurance that an adverse determination of any of such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon Chiron's consolidated financial position and annual results of operations and cash flows.

        Chiron is presently under examination in several domestic and international tax jurisdictions. While there is no assurance that Chiron will prevail in all tax examinations in the event the taxing authorities disagree with Chiron's interpretations of the tax law, Chiron's management does not believe, based upon information known to it, that the final resolution of any of these tax examinations will have a material adverse effect upon Chiron's consolidated financial position and annual results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        This 10-Q contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance, and all other statements which are not statements of historical fact. These statements contain words such as, but not limited to, "believes," "anticipates," "expects," "estimates," "projects," "will," "may" and "might." The forward-looking statements contained in this 10-Q reflect our current beliefs and expectations on the date of this 10-Q. Actual results, performance or outcomes may differ from what is expressed in the forward-looking statements. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, under the caption "Factors That May Affect Future Results." We are not obligated to publicly announce any revisions to these forward-looking statements to reflect a change in facts or circumstances.

        You should read the discussion below in conjunction with Part I, Item 1., "Financial Statements," of this 10-Q and Part II, Items 7., 7A. and 8., "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Financial Statements and Supplementary Data," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2001.

        We are a global pharmaceutical company that participates in three healthcare markets: biopharmaceuticals, vaccines and blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious disease, using the development and acquisition of technologies related to therapeutic proteins and small molecules. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany, related to Betaseron®, and Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, related to PDGF. The vaccines segment consists principally of adult and pediatric vaccines for viral infections including flu, rabies and tick-borne encephalitis, and bacterial infections, including meningococcus C and haemophilius influenzae type B. We sell these vaccines primarily in Germany, Italy, the United Kingdom, Canada and other international markets. Our vaccines segment is also involved in the development of novel vaccines and vaccination technology. The blood testing segment consists of an alliance with Gen-Probe Incorporated and our one-half interest in the pretax operating earnings of our joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Our alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using transcription-mediated amplification technology to screen donated blood and plasma products for viral infection. Our joint business with Ortho-Clinical Diagnostics sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. We view certain other revenues and expenses as not belonging to any one segment. As a result, we have aggregated these items into an "Other" segment.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Investments—We invest in debt and equity securities. The price of these securities is subject to significant volatility. We record an impairment charge when we believe that an investment has experienced a decline in value that is other than temporary. Generally, we believe that an investment is impaired if its market value has been below its carrying value for each trading day in a six-month period at which point we write-down the investment. Changes in the market price of these securities may impact our profitability.

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

  •
  Derivatives—We use various derivatives to reduce foreign exchange and equity securities risks. We maintain our derivatives with major financial institutions. We manage the risk of counterparty default on our derivatives through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. An adverse change in the financial condition of our counterparties could deem our derivatives ineffective, resulting in a premature charge to operations. On the date that we enter into derivative contracts, we designate them as either (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge) or (2) a hedge of a forecasted transaction (cash flow hedge). Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on whether the derivative is designated as a hedge and, if it is, depending on the type of hedge. For fair value hedges, changes in the fair value of the derivative are generally offset in the income statement by changes in the fair value of the item being hedged. For cash flow hedges, we report changes in the fair value of the derivative in other comprehensive income to the extent of effectiveness. Also related to cash flow hedges, we reclassify any amounts recorded in other comprehensive income to earnings in the period in which the derivative matures and the underlying asset or liability is sold. We deem all time value changes as ineffective and recognize them immediately in earnings.

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

  •
  Collaborative, royalty and license arrangements—We defer and recognize up-front refundable fees as revenues upon the later of when they become nonrefundable or when performance obligations are completed. In situations where continuing performance obligations exist, we defer and amortize up-front nonrefundable fees over the performance period, otherwise, we recognize them as revenues when receivable. The terms of such arrangements may cause our operating results to vary considerably from period to period. We estimate royalty revenues based on product sales information provided by the third party or previous period actual product sales. In the subsequent quarter, we record an adjustment equal to the difference between those royalty revenues recorded in the previous quarter and the contractual percentage of the third party's actual product sales for that period. In the first quarter 2002, we recorded incremental revenues based on more current actual sales data which is now available. Previously, we had accounted for royalties as a percentage of forecast, with an adjustment of the estimate to actual in the subsequent quarter. More current information of product sales is now available, and as a result, we are able to recognize Betaferon® royalties on a current basis.

  •
  Income taxes—We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determined that we would be able to realize our deferred tax assets in the future in excess of our net deferred tax assets, adjustments to the deferred tax assets would increase income by reducing tax expense in the period that we made such determination. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the deferred tax assets would decrease income by increasing tax expense in the period that we made such determination.

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

        The accounting policies of our reportable segments are the same as those described in Note 1, "The Company and Summary of Significant Accounting Policies," in the Notes to Condensed Consolidated Financial Statements above and in our annual report on Form 10-K.

        On February 20, 2002, we acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. We accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical's operating results, including the seven business days in February 2002, in our consolidated operating results beginning on March 1, 2002. Matrix Pharmaceutical is part of our biopharmaceuticals segment.

        Certain minor arithmetical variances between the following narrative and the condensed consolidated financial statements may arise due to rounding.

Results of Operations

Biopharmaceuticals

        Product sales    Biopharmaceutical product sales were $90.5 million and $78.1 million for the three months ended March 31, 2002 and 2001, respectively. Biopharmaceutical product sales in 2002 and 2001 consisted principally of Betaseron®, TOBI® and Proleukin®.

        Betaseron®    We manufacture Betaseron® for sale outside of Europe by Berlex Laboratories, Inc. and its parent company, Schering AG of Germany. Betaseron® is approved for relapsing/remitting multiple sclerosis in over 60 countries, including the U.S. and the European Union, and for secondary progressive multiple sclerosis in approximately 40 countries, including the European Union, Canada, Australia and New Zealand. We recognize a portion of revenue for product sales of Betaseron® upon shipment to Berlex Laboratories and Schering, and the remainder based on a contractual percentage of sales by Berlex Laboratories and Schering. We also earn royalties on Schering's European sales of Betaferon®, manufactured by Boehringer Ingelheim, which we record in royalty and license fee revenues for the biopharmaceuticals segment.

        Betaseron® product sales were $21.8 million and $20.0 million for the three months ended March 31, 2002 and 2001, respectively. As discussed in "Royalties and license fee revenues" below, Betaferon® royalties also increased in 2002 compared with 2001. The increase in Betaseron® product sales in the first quarter 2002 as compared with the first quarter 2001 primarily related to the effect of recording revenue based on more current information available from Schering. Previously, we accounted for non-U.S. product sales based on information provided by Schering on a one-quarter lag. More current information of non-U.S. Betaseron® sales is now available, and as a result, we are able to recognize Betaseron® product sales on a current basis. This change resulted in incremental revenues recognized during the first quarter 2002 of $4.3 million. In addition, there were increased underlying sales to end users in the U.S. and other non-U.S. countries excluding Europe driven by increased utilization of beta interferon therapy for multiple sclerosis. The increases were offset by fluctuations in Berlex Laboratories and Schering's inventory levels as they decreased inventories of the currently formulated material in anticipation of a mid-2002 launch of a new room-temperature formulation.

        Pursuant to the agreement with Schering, we will begin to supply Betaferon® to Schering in the fourth quarter 2002 for a majority of the European market. This will result in a shift of revenue recognized under this agreement to product sales, with a commensurate decrease in royalty revenues, primarily in 2003. In the fourth quarter 2001, we have begun to ship product to Schering for sale in Switzerland. In order to supply Betaferon® to Schering, we are required to make capital improvements to our existing manufacturing facilities. During the first quarter 2002, we recorded charges related to this project. See "Research and development" below.

        TOBI®    We sell TOBI® directly in the U.S. and certain international markets. The U.S. Food and Drug Administration approved TOBI® for cystic fibrosis lung infections in December 1997. TOBI® was launched in the U.S. in January 1998. TOBI® was approved in Canada in February 1999. TOBI® cleared the mutual recognition process required for marketing in the European Union in August 2000 and was subsequently launched in several European countries. We recognized TOBI® sales of $35.8 million and $32.5 million for the three months ended March 31, 2002 and 2001, respectively. The growth was due to (i) increased TOBI® sales related to the launch in various European countries, (ii) increased TOBI® use in the U.S. by patients with cystic fibrosis and, to a lesser extent, (iii) price increases. The increases were offset by fluctuations in wholesaler inventory levels in the prior quarter. We continue to pursue the use of TOBI® to treat other serious lung infections and to seek approval in other countries. Wholesaler inventory management practices as well as reimbursement pressures may influence future TOBI® sales.

        Proleukin®    Proleukin® is approved in over 50 countries for the treatment of metastatic (stage 4) renal cell carcinoma and also in Canada and the U.S. for the treatment of metastatic (stage 4) melanoma, for which it became the first approved therapy in more than 20 years when the U.S. Food and Drug Administration approved it in 1998. Sales of Proleukin® were $24.0 million and $19.6 million for the three months ended March 31, 2002 and 2001, respectively. Proleukin® product sales in the first quarter 2002 as compared with the first quarter 2001 increased primarily as a result of fluctuations in wholesaler inventory management practices and, to a lesser extent, price increases. Wholesaler inventory management practices and reimbursement pressures may influence Proleukin® sales throughout 2002.

        The balance of product sales recognized in our biopharmaceuticals segment consisted of various other products, which individually were not material.

        We expect competitive pressures related to many of our biopharmaceutical products to continue into the future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1., "Business—Competition" of our Annual Report on Form 10-K for the year ended December 31, 2001.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our biopharmaceuticals segment recognized collaborative agreement revenues of $3.6 million and $5.5 million for the three months ended March 31, 2002 and 2001, respectively.

        Novartis    In November 1996, Chiron and Novartis entered into a consent order with the Federal Trade Commission. We granted a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain of our patents related to the Herpes Simplex Virus-thymidine kinase gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis paid us $60.0 million over five years. In connection with this agreement, we recognized collaborative agreement revenues of $2.5 million for the three months ended March 31, 2001. This agreement expired in the fourth quarter 2001.

        S*BIO    In the second quarter 2000, we invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products. We also granted S*BIO certain rights to our gene expression and combinatorial chemistry technology. Under this arrangement, we will receive approximately $22.0 million over two years for technology transfer. We recognized collaborative agreement revenues of $3.1 million and $2.8 million for the three months ended March 31, 2002 and 2001, respectively, under this arrangement.

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

        Royalty and license fee revenues    Our biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon® and recombinant insulin and glucagon products. Our biopharmaceuticals segment also earns license fees for technologies, such as hepatitis C virus patents, used by third parties to develop therapeutic products. The biopharmaceuticals segment recognized royalty and license fee revenues of $17.3 million and $15.6 million for the three months ended March 31, 2002 and 2001, respectively.

        Betaferon®    We earn royalties on Schering AG's European sales of Betaferon®. Betaferon® is the only product that is approved in Europe for the treatment of both relapsing/remitting and secondary progressive multiple sclerosis. For the three months ended March 31, 2002 and 2001, we recognized $13.6 million and $9.9 million, respectively, under this arrangement. As discussed in "Product sales—Betaseron®" above, the increases in Betaferon® in the first quarter 2002 as compared with the first quarter 2001 primarily related to the effect of recording revenue based on more current European Betaferon® actual sales data which is now available. Previously, we accounted for Betaferon® royalties as a percentage of forecast received from Schering, with an adjustment of the estimate to actual in the subsequent quarter. More current information of European Betaseron® sales is now available, and as a result, we are able to recognize Betaferon® royalties on a current basis. This change resulted in incremental revenues recognized during the first quarter 2002 of $3.9 million. In addition, there was increased utilization of beta interferon therapy for multiple sclerosis. These increases were offset slightly by the shift of revenue from royalties to product sales related to Switzerland. We will begin to supply Betaferon® to Schering in the fourth quarter 2002 for a majority of the European market. This will result in a shift of revenue recognized under this agreement to product sales, with a commensurate decrease in royalty revenues, primarily in 2003.

        Novo Nordisk    We earn royalty revenues on insulin and glucagon product sales by Novo Nordisk AS. We recognized $2.0 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively, under this arrangement.

        Japan Tobacco    In January 2001, we granted Japan Tobacco, Inc. rights under certain of our hepatitis C virus patents. The agreement provided for the payment of a license fee, which we received and recognized as revenue in the first quarter 2001. We did not recognize any revenue under this agreement for the three months ended March 31, 2002.

        Abbott    In March 2002, we granted Abbott Laboratories rights under certain of our hepatitis C virus patents, for which we recognized a license fee in the first quarter 2002.

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

        Other revenues    Our biopharmaceuticals segment recognized other revenues of $4.7 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. Other revenues primarily included contract manufacturing revenues of $4.4 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively. The increase resulted from the level of activity and timing of contract manufacturing activities.

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

        Gross profit    Biopharmaceutical gross profit as a percentage of net product sales was 77% for both the three months ended March 31, 2002 and 2001.

        Biopharmaceutical gross profit percentages may fluctuate significantly in future periods as the biopharmaceutical product and customer mixes change.

        Research and development    Our biopharmaceuticals segment recognized research and development expenses of $59.3 million and $65.0 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in research and development spending in the first quarter 2002 as compared with the first quarter 2001 primarily related to the timing of various clinical trials, including the conclusion of the clinical trial for tifacogin (recombinant Tissue Factor Pathway Inhibitor) for severe sepsis in the fourth quarter 2001. The decreases were offset by the progress in other development platforms, including those activities under our December 2001 collaboration agreement with Inhale Therapeutic Systems, Inc. related to, among other things, the development of a dry powder formulation of our inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients. In addition, as discussed in "Product sales—Betaseron®" above, we are required to make capital improvements to our existing manufacturing facilities to support the supply of Betaferon® to Schering. During the first quarter 2002, we performed test runs related to the installed equipment. The test runs were not successful, which resulted in a charge of approximately $3.9 million in the first quarter 2002.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    Our biopharmaceuticals segment recognized selling, general and administrative expenses of $20.0 million and $21.5 million for the three months ended March 31, 2002 and 2001, respectively. Lower selling, general and administrative expenses primarily related to lower lease payments, which represent variable-rate interest payments (indexed to the London interbank offered rate) on our June 1996 lease financing. The London interbank offered rate was lower in the first quarter 2002 as compared with the first quarter 2001.

        Amortization expense    Our biopharmaceuticals segment recognized amortization expense of $5.9 million and $9.5 million for the three months ended March 31, 2002 and 2001, respectively. We acquired PathoGenesis Corporation on September 21, 2000 and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to purchased technologies, acquired intangible assets and goodwill. Purchased technologies represented the fair value of research and development projects, which we will develop further and support after the acquisition date. We are amortizing purchased technologies on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents and databases, which we are amortizing on a straight-line basis over 13 to 16 years. Acquired intangible assets also included the assembled workforce, which we were amortizing on a straight-line basis over 5 years. We were amortizing goodwill on a straight-line basis over 15 years. On January 1, 2002, as discussed in "New Accounting Standards" below, we implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. As circumstances dictate, we evaluate the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values. Amortization expense related to goodwill (including assembled workforce) would have been approximately $3.6 million for the three months ended March 31, 2002.

Vaccines

        Product sales    We sell pediatric and adult vaccines in Germany, Italy, the United Kingdom, Canada and other international markets. Certain of our vaccine products, particularly our flu vaccine, are seasonal and typically have higher sales in the second half of the year. In addition, we expect Menjugate™ sales to continue to fluctuate as public health authorities potentially adopt broad vaccination programs. Vaccine product sales were $57.9 million and $77.7 million for the three months ended March 31, 2002 and 2001, respectively.

        The fluctuations in product sales in the first quarter 2002 as compared with the first quarter 2001 primarily were due to sales of Menjugate™, our conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C. Menjugate™ sales amounted to $5.8 million and

$29.4 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in sales of Menjugate™ in the first quarter 2002 as compared with the first quarter 2001 primarily related to fewer shipments, as expected. The 2001 activity related to the completion of a tender with the National Health Service in the United Kingdom. As of April 30, 2002, we have orders from various countries to ship approximately $30.0 million of Menjugate™ through late 2002, early 2003. We are exploring opportunities for additional Menjugate™ sales in other countries. However, we do not expect Menjugate™ shipments in 2002 to be commensurate with those in 2001.

        Sales of all other vaccine products were $52.1 million and $48.3 million for the three months ended March 31, 2002 and 2001, respectively. The increase in 2002 other vaccine product sales as compared with 2001 primarily was related to increased tick-borne encephalitis vaccine sales with the 2002 launch of a new formulation in Germany and the recall of a competitor's product.

        We expect competitive pressures related to many of our vaccine products to continue into the future, primarily as a result of the introduction of competing products into the market, including, but not limited to, new combination vaccines, as listed in Part I, Item 1., "Business—Competition" of our Annual Report on Form 10-K for the year ended December 31, 2001.

        Royalty and license fee revenues    Our vaccines segment earns royalties on third party sales of, and license fees on, several products. The vaccines segment recognized royalty and license fee revenues of $2.6 million and $4.7 million for the three months ended March 31, 2002 and 2001, respectively.

        SmithKline Beecham    An agreement with SmithKline Beecham (now part of GlaxoSmithKline plc) provides for royalties on sales of certain vaccine products. Under this agreement, we recognized $1.9 million and $1.6 million of such royalties for the three months ended March 31, 2002 and 2001, respectively.

        Other    For the three months ended March 31, 2002 and 2001, we recognized $0.7 million and $3.1 million, respectively, of royalty revenues primarily on third party sales of hepatitis B virus vaccine products. The decrease in 2002 as compared with 2001 primarily was due to a decrease in sales of hepatitis B virus vaccine products due to competitive multivalent hepatitis B virus vaccine products. In addition, certain terms of one of the hepatitis B virus arrangements expired in the third quarter 2001.

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

        Other revenues    Our vaccines segment recognized other revenues of $4.0 million and $3.3 million for the three months ended March 31, 2002 and 2001, respectively.

        Commission revenues    We earn commission revenues on sales of hepatitis B virus vaccine products. Commission revenues were $0.5 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively.

        National Institutes of Health In the second quarter 2000, we entered into an agreement with the U.S. National Institutes of Health to advance our HIV vaccine program into human clinical trials. Under this arrangement, we could receive $23.2 million over five years. Under a supplemental arrangement, we may perform other work related to the National Institutes of Health's HIV vaccine program on a contract-by-contract basis. We recognized $2.1 million and $0.4 million for the three months ended March 31, 2002 and 2001, respectively, under these arrangements.

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

        Gross profit    Vaccines gross profit as a percentage of net product sales was 48% and 64% for the three months ended March 31, 2002 and 2001, respectively. The decrease in vaccine gross profit margins in the first quarter 2002 as compared with the first quarter 2001 primarily related to (i) product reserves in the first quarter 2002 due to various issues, including seasonality patterns, excess and obsolete inventory and production yields, (ii) lower sales of Menjugate™ period over period and (iii) the commencement, in the fourth quarter 2001,of royalty payments to Novartis AG based on Menjugate™ sales under the December 1995 Limited Liability Company agreement.

        Vaccines gross profit percentages may fluctuate significantly in future periods as the vaccines product and customer mixes change relative to seasonality and ordering patterns.

        Research and development Our vaccines segment recognized research and development expenses of $15.3 million and $15.4 million for the three months ended March 31, 2002 and 2001, respectively.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative Our vaccines segment recognized selling, general and administrative expenses of $20.0 million and $16.9 million for the three months ended March 31, 2002 and 2001, respectively. Chiron (along with several other pharmaceutical companies) made a payment in the first quarter 2002 to the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government's healthcare program. We expensed this payment in the first quarter 2002. In addition, we incurred sales and marketing costs associated with the 2002 launch of our newly formulated tick-borne encephalitis vaccine.

        Amortization expense    Our vaccines segment recognized amortization expense of $1.4 million and $2.0 million for the three months ended March 31, 2002 and 2001, respectively. In the second quarter 1998, we acquired the remaining 51% interest in Chiron Behring from Hoechst AG and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to acquired intangible assets and goodwill. Acquired intangible assets included the fair value of trademarks, patents and customer lists, which we are amortizing on a straight-line basis over 6 to 20 years. Acquired intangible assets also included the assembled workforce, which we were amortizing on a straight-line basis over 20 years. We were amortizing goodwill on a straight-line basis over 20 years. On January 1, 2002, as discussed in "New Accounting Standards" below, we implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. As circumstances dictate, we will evaluate the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values. Amortization expense related to goodwill (including assembled workforce) would have been approximately $0.6 million for the three months ended March 31, 2002.

Blood testing

        Product sales Our blood testing segment recognized product sales of $25.2 million and $13.0 million for the three months ended March 31, 2002 and 2001, respectively.

        Procleix™    On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix™ HIV-1/ HCV Assay. Under a collaboration agreement with Gen-Probe Incorporated, we market and sell assays and instrument systems for the detection of certain blood-borne viruses. We are also jointly participating with Gen-Probe in new assay and instrument research and development. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using transcription-mediated amplification technology. Worldwide product sales related to tests and instruments were $18.0 million and $8.2 million for the three months ended March 31, 2002 and 2001, respectively.

        In the first quarter 2002, we recognized a one-time positive adjustment under contracts with all our U.S. customers for increased donations exceeding contractual minimums. In addition, all of our U.S. customers renewed their investigational use agreements, most with moderate price increases, for nucleic acid testing products in the third quarter 2001. Beginning in the second quarter 2002, we expect that commercial pricing for sales of the Procleix™ HIV-1/ HCV Assay to our U.S. customers will result in a significant increase in revenue.

        Chiron sells directly in the U.S., Australia and various European markets. We also have contracts with various agencies and distributors worldwide. In addition, evaluation studies are being conducted to consider the adoption of Procleix ™ HIV-1/ HCV Assay for blood screening in additional countries. We recognize product revenues based on the details of each contract.

        Outside the U.S., the Italian government adopted nucleic acid testing for blood screening in the second half of 2001. We began recognizing revenues from the commercial sales of assays and instruments and the provision of services in the third quarter 2001. The French government adopted nucleic acid testing for blood screening effective July 2001. As a result, we began recognizing revenues from the commercial sales of assays and instruments and the provision of services in the third quarter 2001.

        Ortho-Clinical Diagnostics Under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. We recognized product sales under this contract of $7.2 million and $4.8 million for the three months ended March 31, 2002 and 2001, respectively. The fluctuations between the first quarter 2002 and the first quarter 2001 primarily were due to the timing of manufacturing services and an increase in products manufactured to support business continuity planning. In addition, Chiron manufactures bulk antigens for Ortho-Clinical Diagnostics to be included in products to be sold by Bayer under a June 2001 agreement among Chiron, Ortho-Clinical Diagnostics and Bayer Corporation (see also "Royalty and license fee revenues—Bayer" below).

        We expect competitive pressures related to our blood testing products to continue into the future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1. "Business-Competition" of our Annual Report on Form 10-K for the year ended December 31, 2001.

        Equity in earnings of unconsolidated joint businesses Our share of earnings from our joint business with Ortho-Clinical Diagnostics, Inc. was $18.8 million and $15.6 million for the three months ended March 31, 2002 and 2001, respectively. The increase in the first quarter 2002 as compared with the first quarter 2001 primarily was due to increased profitability of Ortho-Clinical Diagnostics' foreign affiliates.

        Collaborative agreement revenues We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Under the Ortho-Clinical Diagnostics, Inc. contract, we conduct research and development services related to immunodiagnostic products. Our blood testing segment recognized collaborative agreement revenues related to immunodiagnostic products of $2.6 million and $3.6 million for the three months ended March 31, 2002 and 2001, respectively. The fluctuations between the first quarter 2002 and the first quarter 2001 primarily were due to the timing of research services.

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

        Royalty and license fee revenues Our blood testing segment earns royalties on third party utilization of our hepatitis C virus and HIV patents for use in blood screening, as well as third party sales of hepatitis C virus and HIV immunodiagnostic and probe diagnostic products. The blood testing segment recognized royalty and license fee revenues of $10.2 million and $2.6 million for the three months ended March 31, 2002 and 2001, respectively.

        F. Hoffmann La-Roche settlement    In October 2000, we entered into three license agreements with F. Hoffmann La-Roche Limited and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV intellectual property. Two agreements relate to in vitro diagnostic products. See "Other—Royalty and license fee revenues" below. The third agreement for blood screening was superseded in May 2001 by two new agreements, one for each of hepatitis C virus and HIV. Revenues under these agreements were $8.9 million and $2.6 million for the three months ended March 31, 2002 and 2001, respectively. The increase primarily related to a contractual increase in the royalty rates. Royalties will continue under these new agreements through the lives of the hepatitis C virus and HIV patents covering F. Hoffmann La-Roche's nucleic acid testing products. Currently, the applicable issued hepatitis C virus patents begin to expire in 2015 for the U.S. and in 2008 for Europe. Currently, the applicable issued HIV patent in Europe expires in 2005. If and when a patent is issued under pending U.S. applications, the HIV patent life in the U.S. will be seventeen years from the date of issuance.

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

        Gross profit Blood testing gross profit as a percentage of net product sales was 37% and 34% for the three months ended March 31, 2002 and 2001, respectively. The increase in blood testing gross profit margins in the first quarter 2002 as compared with the first quarter 2001 related to the timing of manufacturing services under the Ortho-Clinical Diagnostics contract and the increased profitability of markets outside of the U.S. for nucleic acid testing.

        Blood testing gross profit percentages may fluctuate in future periods as the blood testing product and customer mixes change and with the anticipated increase in nucleic acid testing revenues following the U.S. approval of the Procleix™ HIV-1/ HCV Assay.

        Research and development Our blood testing segment recognized research and development expenses of $4.2 million and $4.3 million for the three months ended March 31, 2002 and 2001, respectively.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative Our blood testing segment recognized selling, general and administrative expenses of $7.2 million and $7.0 million for the three months ended March 31, 2002 and 2001, respectively. We expect increased selling, general and administrative expenses related to nucleic acid testing technology as we expand our sales opportunities for additional nucleic acid testing adoptions in other countries.

Other

        Collaborative agreement revenues    During the three months ended March 31, 2002 and 2001, there were no collaborative agreement revenues recognized in our other segment. Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative agreement revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. We have no assurance that new relationships will be established or that current collaborative agreement revenues will not decline.

        Royalty and license fee revenues Our other segment earns royalties on third party sales of, and license fees on, several products. Our other segment recognized royalty and license fee revenues of $14.8 million and $39.3 million for the three months ended March 31, 2002 and 2001, respectively.

        Hepatitis C Virus and HIV Our other segment earns royalties and license fees related to the use of our hepatitis C virus and HIV patents by various third parties. Our other segment's royalty and license fee revenues related to the use of these patents consisted of the following (in thousands):

	Three Months Ended March 31,
	2002	2001
Royalty revenues	$14,846	$11,665
License fee revenues	—	25,000

	$14,846	$36,665

        F. Hoffmann La-Roche settlement    In October 2000, we entered into three license agreements with F. Hoffmann La-Roche Limited related to the settlement of litigation in the U.S. and certain other countries for use of our hepatitis C virus and HIV nucleic acid testing intellectual property for use in clinical diagnostics.

        Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to F. Hoffmann La-Roche's use of our hepatitis C virus patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to F. Hoffmann La-Roche's use of our hepatitis C virus patent in its in vitro diagnostic products, which commenced in the first quarter 2001. The increase in royalty revenues in the first quarter 2002 as compared with the first quarter 2001, primarily related to increased product sales recognized by F. Hoffmann La-Roche.

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

        Bayer    In connection with the sale of Chiron Diagnostics to Bayer Corporation, we granted Bayer rights under HIV and hepatitis C virus patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid us a license fee of $100.0 million, which became nonrefundable in decreasing amounts over a period of three years. We recognized the final portion of revenue in the fourth quarter 2001. We recognized license fee revenues for the three months ended March 31, 2001, which represented the portion of the $100.0 million payment that became nonrefundable during that period. In addition, the cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer, which increased in 2002 as compared with 2001.

        Organon Teknika    In January 2001, we granted Organon Teknika BV rights under certain of our HIV patents. The agreement provides for royalties on future sales by Organon Teknika of assays for the detection of nucleic acid sequences for use in in vitro diagnostic (excluding blood screening) products, which commenced in the first quarter 2001.

        The balance of royalty and license fee revenues for the three months ended March 31, 2002 and 2001 in the table above consisted of various other agreements, which individually were not material.

        F. Hoffmann La-Roche PCR agreement    Under a July 1991 agreement between F. Hoffmann La-Roche Limited and Cetus Corporation (a company acquired by Chiron), we received royalties on sales of polymerase chain reaction products and services sold by F. Hoffmann La-Roche and its licensees. F. Hoffmann La-Roche's royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter 2000. However, we estimated royalties on polymerase chain reaction product sales based on previous period actual sales. In the following quarter, we recorded an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual polymerase chain reaction product sales for that period. As a result, we recorded the $2.6 million adjustment for the final fourth quarter 2000 royalties in the first quarter 2001.

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

        Selling, general, and administrative For the three months ended March 31, 2002 and 2001, our other segment recognized selling, general and administrative expenses of $15.6 million and $13.4 million, respectively. The increase in selling, general and administrative expenses in the first quarter 2002 as compared with the first quarter 2001 primarily was due to our continued investment in and defense of our patents and technology.

        Write-off of purchased in-process technologies The write-off of purchased in-process technologies was $54.8 million in the first quarter 2002.

        On February 20, 2002, we acquired Matrix Pharmaceutical, Inc. and accounted for the acquisition as an asset purchase. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated a portion of the purchase price to purchased in-process technologies and wrote this off entirely in the first quarter 2002. We do not anticipate that there will be any alternative future use for the in-process technologies that were written off. In valuing the purchased in-process technologies, we used probability-of-success-adjusted cash flows and a 20% discount rate. We assumed revenue from tezacitabine to commence after 2005. As with all pharmaceutical products, the probability of commercial success for any research and development project is highly uncertain.

        Restructuring and reorganization We previously recorded restructuring and reorganization charges related to (i) the integration of our worldwide vaccines operations, (ii) the closure of our Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of our business operations. The integration of our worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions in our Italian manufacturing facility, all of which had terminated as of December 31, 2000, and facility-related costs. The closure of our Puerto Rico and St. Louis facilities and the ongoing restructuring of our business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 371 positions in manufacturing, research, development, sales, marketing and other administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

        For the three months ended March 31, 2002, we had no restructuring and reorganization adjustments. Of the 371 positions for elimination, 362 had terminated as of March 31, 2002.

        For the three months ended March 31, 2001, we recorded net restructuring and reorganization activity, which included a charge of $0.2 million and a charge reversal of $0.2 million. The charge of $0.2 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions, of which 359 had terminated as of March 31, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

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

        Gain on sale of assets In January 2001, we sold various assets of our San Diego facility, resulting in a net gain of $2.4 million.

        Interest expense For the three months ended March 31, 2002 and 2001, we recognized interest expense of $3.2 million and $0.4 million, respectively. The increase in interest expense in the first quarter 2002 as compared with the first quarter 2001 primarily was due to the interest expense recognized on the Liquid Yield Option Notes that were issued in June 2001.

        Other income, net Other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. For the three months ended March 31, 2002 and 2001, we recognized interest income of $9.8 million and $13.4 million, respectively. The decrease in interest income in the first quarter 2002 as compared with the first quarter 2001 primarily was due to lower average interest rates, partially offset by higher average cash and investment balances following the $401.8 million received upon issuance of the Liquid Yield Option Notes in June 2001.

        We invest in a diversified portfolio of financial investments, including debt and equity securities. The price of these securities is subject to significant volatility. We perform periodic reviews for temporary or other-than-temporary impairment of our securities and record adjustments to the carrying values of those securities accordingly. For the three months ended March 31, 2002, we recognized losses attributable to the other-than-temporary impairment of certain of these equity securities of $1.8 million. For the three months ended March 31, 2001, we did not recognize any losses attributable to other-than-temporary impairment of debt or equity securities. In the second quarter 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us $5.1 million—the full principal plus interest—which we recorded in other income, net, for the three months ended March 31, 2002.

        For the three months ended March 31, 2002, we recognized gains of $6.5 million, related to the sale of certain equity securities. We had no such gains or losses for the three months ended March 31, 2001.

        On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein's gross profit, through 2003. We received an annual payment of $5.4 million and $2.5 million during the three months ended March 31, 2002 and 2001, respectively.

        Income taxes The effective tax rate for 2002 is 27.0% of pretax income from operations, excluding the write-off of purchased in-process technologies related to the Matrix Pharmaceutical acquisition. The effective tax rate for the three months ended March 31, 2001 was 33.5% of pretax income from operations. The write-off of purchased in-process technologies in 2002 is not tax deductible. The 2002 effective tax rate is lower than the 2001 effective tax rate due to the non-deductibility of goodwill amortization in 2001 and increased benefits received in 2002 from foreign income taxed at rates lower than the U.S. tax rate. The effective tax rate may be affected in future periods by changes in management's estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

New Accounting Standards

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale. SFAS 144 also supercedes the business segment concept in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations. We adopted the provisions of SFAS 144 effective January 1, 2002. The implementation of the provisions of this standard did not have a material effect on our results of operations and financial position.

        In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as discussed above.

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

        Upon adoption of SFAS 142, we reassessed the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations. No adjustments to amortization periods were necessary.

        In connection with the transitional goodwill impairment evaluation, the adoption of SFAS 142 requires us to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, we identified our reporting units as of January 1, 2002. We have determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step must be completed as soon as possible, but no later than December 31, 2002. We will recognize any transitional impairment loss as the cumulative effect of a change in accounting principle. We are currently working on determining the fair value of each reporting unit.

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

        We understand that the Financial Accounting Standards Board is considering new rules on the accounting for certain off-balance sheet lease financing. Such rules may require that, among other things, certain off-balance sheet lease financing be recorded on the balance sheet. As new information is released, we will continue to monitor the impact of these rules on our June 1996 lease financing.

Liquidity and Capital Resources

        Our capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings and issuance of common stock. Our cash and investments in marketable debt securities, which totaled $1,252.6 million at March 31, 2002, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

        Sources and uses of cash We had cash and cash equivalents of $309.0 million and $218.3 million at March 31, 2002 and 2001, respectively.

        Operating activities For the three months ended March 31, 2002, net cash provided by operating activities was $17.1 million as compared with $48.8 million for the three months ended March 31, 2001. The decrease in cash provided by operating activities was due to lower accounts payable and accrued liabilities as well as increased payments in the first quarter 2002. Increased payments in the first quarter 2002 as compared with the first quarter 2001, included payments to (i) Gen-Probe Incorporated upon resolution of certain contractual disputes which were accrued for in the fourth quarter 2001 and (ii) the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government's healthcare program (see "Results of Operations—Vaccines—Selling, general and administrative" above). In addition, less cash was received in the first quarter 2002 as compared with the first quarter 2001. In the first quarter 2001, we received a $10.0 million payment related to the November 1996 agreement with Novartis (see "Results of Operations—Biopharmaceuticals—Collaborative agreement revenues" above) and a $10.0 million payment from F. Hoffmann La-Roche under the HIV agreement (see "Results of Operations—Other-Royalty and license fee revenues" above).

        Unutilized net operating loss carryforwards and federal business credits attributed to the acquisition of PathoGenesis Corporation carried forward into 2002 amounted to approximately $30.4 million and $6.0 million, respectively, and are available to offset future domestic taxable income through 2007 and are expected to be fully utilized to reduce tax payments in 2002.

        Unutilized net operating loss carryforwards and federal business credits attributed to the acquisition of Matrix Pharmaceutical amounted to approximately $289.8 million and $8.9 million, respectively, and are available to offset future domestic taxable income through 2021. We estimate that we will utilize approximately $3.0 million, as restricted pursuant to section 382 of the Internal Revenue Code, of such net operating loss carryforwards and federal business credits on an aggregate basis each year.

        We anticipate that research and development expenditures in 2002 will increase due to progress in various development platforms, including those activities under our December 2001 collaboration agreement with Inhale Therapeutic Systems, Inc. related to, among other things, the development of an inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients. Net cash from operating activities will fund these research and development activities.

        Investing activities For the three months ended March 31, 2002, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $164.0 million, net cash paid to acquire Matrix Pharmaceutical, Inc. of $44.0 million, capital expenditures of $27.0 million and purchases of equity securities and interests in affiliated companies of $0.5 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $192.8 million, proceeds from the sale of assets of $0.1 million, proceeds from the sale of equity securities and interests in affiliated companies of $2.1 million and other uses of cash of $2.3 million.

        In April 2001, we entered into a collaboration with Rhein Biotech N.V. and GreenCross Vaccine Corporation to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Rhein Biotech and GreenCross Vaccine. Our commitment is approximately 24.4 million Euro ($21.3 million) at March 31, 2002 for the expansion of our Italian manufacturing facilities, of which we had incurred costs of 0.4 million Euro ($0.3 million), as of March 31, 2002. This agreement started in the fourth quarter of 2001 and is expected to continue through 2008. We currently are evaluating various financing alternatives to fund this expansion.

        In February 2001, our Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a parking structure and a research and development facility (including a supporting central utility facility) in Emeryville, California. We had committed to $34.8 million in design and construction services, under which we had incurred costs of $15.0 million, as of March 31, 2002. We may cancel these commitments at any time. Related to the research and development facility, we are evaluating various financing alternatives to fund this expansion. We expect to begin construction on the research and development facility in the second half of 2002.

        The purchases of equity securities and interests in affiliated companies consisted of a $0.5 million capital contribution under a 2001 limited partnership agreement. In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron will pay $15.0 million over ten years, of which $5.9 million was paid through March 31, 2002, for a 6.35% ownership percentage. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $13.5 million was paid through March 31, 2002, for a 23.19% ownership percentage. Chiron accounts for both investments under the equity method of accounting.

        For the three months ended March 31, 2001, net cash provided by investing activities consisted of proceeds from the sale and maturity of investments in marketable debt securities of $273.0 million, proceeds from the sale of assets of $4.9 million, proceeds from the sale of equity securities and interests in affiliated companies of $2.5 million and other sources of cash of $5.5 million. Cash provided by investing activities was offset by purchases of investments in marketable debt securities of $243.7 million, capital expenditures of $12.3 million, purchases of equity investments of $3.9 million and cash paid for acquisition costs related to the acquisition of PathoGenesis of $0.5 million. In January 2001, we sold various assets of our San Diego facility for $4.9 million in cash. The purchases of equity securities and interests in affiliated companies consisted of a $3.9 million capital contribution under a 2000 limited partnership agreement.

        Financing activities For the three months ended March 31, 2002, net cash provided by financing activities consisted of $14.1 million in proceeds from the reissuance of treasury stock (primarily related to stock option exercises and employee stock purchases) and $1.1 million in proceeds from put options. Cash provided by financing activities was offset by $5.7 million for the acquisition of treasury stock and $0.1 million for the repayment of short-term borrowings.

        Our Board of Directors authorized the repurchase of our common stock on the open market to offset the dilution associated with the operation of our stock option and employee stock purchase plans and the granting of share rights. In December 2001, our Board of Directors approved a 5.0 million share increase. The Board has authorized such repurchases through December 31, 2002. As of March 31, 2002, we may repurchase up to an additional 4.9 million shares of our common stock.

        Under our put option program, we enter into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to us a specified number of shares at a specified price per share on a specified date. For the three months ended March 31, 2002, we collected premiums of $1.1 million related to our December 2001 contract. At December 31, 2001, we had an outstanding contract with a third party to sell put options on Chiron stock, entitling the holder to sell to us 0.3 million shares. The option expired on March 28, 2002 and had an exercise price of $45.88 per share. On March 28, 2002, our closing stock price was $45.89. Since the closing stock price was above the stipulated $45.88, the third party elected not to exercise the options.

        For the three months ended March 31, 2001, net cash used in financing activities consisted of $37.2 million for the acquisition of treasury stock and $1.1 million related to the repayment of debt. Cash used in financing activities was offset by $12.5 million in proceeds from the reissuance of treasury stock (primarily related to stock option exercises and employee stock purchases), $2.6 million in proceeds from put options and $0.2 million in proceeds related to short-term borrowings.

        We are currently evaluating a number of business development opportunities. To the extent that we are successful in reaching agreements with third parties, these transactions may involve selling a significant portion of our current investment portfolio.

        Borrowing arrangements    Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at March 31, 2002 and December 31, 2001. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million.

        We also have various credit facilities available outside the U.S. Borrowings under these facilities totaled $0.5 million at both March 31, 2002 and December 31, 2001. One facility is maintained for all of our European subsidiaries and our 51%-owned Indian subsidiary, and allows for total borrowings of $50.0 million. The Indian subsidiary is limited to total borrowings of 200 million Indian Rupee ($4.1 million at March 31, 2002) under this facility. At both March 31, 2002 and December 31, 2001, $0.5 million was outstanding under this facility. Our Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 10.9 million Euro ($9.5 million at March 31, 2002). There were no outstanding borrowings under this facility at March 31, 2002 or December 31, 2001.

Factors That May Affect Future Results

        As a global pharmaceutical company, we are engaged in a rapidly evolving and often unpredictable business. The forward-looking statements contained in this 10-Q and in other periodic reports, press releases and other statements issued by us from time to time reflect our current beliefs and expectations concerning objectives, plans, strategies, future performance and other future events. The following discussion highlights some of the factors, many of which are beyond our control, which could cause actual results to differ.

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

Regulatory Standards

        We must obtain and maintain regulatory approval in order to market most of our products. Generally, these approvals are on a product-by-product and country-by-country basis. In the case of therapeutic products, a separate approval is required for each therapeutic indication. See Part I, Item 1. "Business-Government Regulation" in our Form 10-K. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, regulations may be amended from time to time. Revised regulations may require us to reformulate products on a country or regional basis, obtain additional regulatory approvals, and/or accept additional risks that our products will not maintain market acceptance or be eligible for third party insurance coverage. There is no guarantee that we will be able to satisfy these new regulatory requirements and may suffer a loss of revenue as a result.

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

Product Liability

        We are exposed to product liability and other claims in the event that the use of our products is alleged to have resulted in adverse effects. While we will continue to take precautions, we may not avoid significant product liability exposure. Although we maintain product liability insurance, there is no guarantee that this coverage will be sufficient. We are not able to obtain adequate insurance coverage for certain products and essentially we are self-insured in relation to these products. If we are sued for any injury caused by our products, we could suffer a significant financial loss.

Competition

        We operate in a highly competitive environment, and the competition is expected to increase. Competitors include large pharmaceutical, chemical and blood testing companies, and biotechnology companies. Some of these competitors, particularly large pharmaceutical and blood testing companies, have greater resources than ours. Accordingly, even if we are successful in launching a product, we may find that a competitive product dominates the market for any number of reasons, including:-

  •
  the possibility that the competitor may have launched its product first;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk management Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the first quarter 2002. These activities are discussed in further detail in Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II

Item 1. Legal Proceedings

        We are party to certain lawsuits and legal proceedings, which are described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2001. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report on Form 10-K.

Average Wholesale Pricing

        In December 2001, Citizens for Consumer Justice and 13 other named plaintiffs filed a class action lawsuit in the United States District Court for the District of Massachusetts against 29 biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including DepoCyt®, which are reimbursed by Medicare. Plaintiffs alleged that defendants violated federal antitrust and racketeering laws by devising and implementing a fraudulent pricing scheme against Medicare and Medicare beneficiaries. In March 2002, Plaintiffs filed an amended complaint that eliminated the antitrust allegations and changed the subject drug from DepoCyt® to Mitomycin®, a generic oncology drug sold by the Cetus-Ben Venue Therapeutics partnership. Plaintiffs seek declaratory relief, as well as compensatory and punitive damages.

        In March 2002, the State of Nevada through its Attorney General filed a complaint in the Second Judicial District Court in Washoe County against 10 biotechnology and pharmaceutical companies, including Chiron, concerning setting average wholesale prices for various products, including DepoCyt®, that are reimbursed by Medicare and Medicaid. The Attorney General alleges that Defendants violated Nevada state and common laws on unfair and deceptive trade practices and consumer protection, Medicaid fraud, racketeering, and seeks both compensatory and punitive damages.

        It is not known when nor on what basis these matters will be resolved.

F. Hoffmann La-Roche A.G.

        Chiron initiated an action in July 2000 against Roche Diagnostics GmbH in the German Federal Court ("Landgericht") in Dusseldorf, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products infringe Chiron's German Patent Nos. DD 298 527 (the "527 patent"), DD 298 524 (the "524 patent"), DD 287 104 (the "104 patent"), DD 297 446 (the "446 patent") (collectively, the "German patents") and Chiron's European Patent No. EP 0 450 931 (the "931 patent"). The Landgericht subsequently separated the matter into individual actions and then stayed oral hearings on the 931 patent and German patents pending results of the nullity proceedings initiated by Roche in December 2000 in the German Federal Patent court ("Bundespatentgericht"). The Bundespatentgericht has scheduled hearings on the nullity actions for August 2002.

        It is not known when nor on what basis these matters will be resolved.

German Red Cross Donation Service and Working Society of Physicians

        In October 2001, the German Red Cross Donation Service and Working Society of Physicians brought a complaint against Chiron and Roche before the Commission of the European Communities (the "Commission"). These matters generally allege that Chiron and Roche have engaged in certain anticompetitive actions that violate Articles 81 and 82 of the Treaty Establishing the European Community (the "EC Treaty") in connection with HIV and hepatitis C virus nucleic acid tests in blood testing. The complainants seek a determination that Roche pricing for its blood testing kits based upon the number of donations tested is unreasonable and should be prohibited through interim measures to be ordered by the Commission prior to final resolution of the action. A prohibition of "per-donation" pricing could have a significant adverse effect upon royalties payable by Roche to Chiron and upon Chiron's revenues from sale of its own blood testing products in Europe. It is not known whether or if the Commission will order any interim measures. Chiron filed its initial response with the Commission in January 2002. In February 2002, the Sanquin Blood Services Foundation in the Netherlands also filed a complaint against Chiron and Roche before the Commission. The Sanquin complaint, filed in support of the German complaint, similarly alleges anticompetitive practices in violation of Articles 81 and 82 of the EC Treaty. The National Blood Authority of England also filed a related complaint with the Commission against Chiron and Roche in February 2002. The National Blood Authority complaint focused exclusively on hepatitis C virus licensing. Chiron has been informed that blood banking entities from Finland and Luxembourg have filed similar complaints with the Commission. Final resolution of these cases could involve substantial fines and damage awards, in addition to the effect of any interim measures that may be ordered.

        It is not known when nor on what basis these matters will be resolved.

Lipton et al.

        On February 18, 2000, the United States District Court for the Western District of Washington dismissed with prejudice all eight consolidated putative class action lawsuits that had been filed in March and April 1999 against PathoGenesis Corporation, its chief executive officer and its chief financial officer. The eight consolidated lawsuits alleged claims on behalf of all purchasers of PathoGenesis Corporation common stock during the period January 15, 1999 to March 22, 1999. Plaintiffs claimed that PathoGenesis Corporation and its officers violated certain provisions of the federal securities laws by making statements in early 1999 regarding PathoGenesis Corporation's 1998 financial results. The court's order dismissed the consolidated cases and bars plaintiffs from filing another lawsuit on the matter. In March 2002, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal order.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Exhibit
3.01	Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on August 17, 1987, incorporated by reference to Exhibit 3.01 of Chiron's report on Form 10-K for fiscal year 1996.
3.02	Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to Exhibit 3.02 of Chiron's report on Form 10-K for fiscal year 1996.
3.03	Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
3.04	Bylaws of Chiron, as amended, incorporated by reference to Exhibit 3.04 to Chiron's report on Form 10-K for fiscal year 2000.
4.01	Indenture between Chiron and State Street Bank and Trust Company, dated as of June 12, 2001, incorporated by reference to Exhibit 4.01 of Chiron's report on Form 10-Q for the period ended June 30, 2001.
4.02	Registration Rights Agreement between Chiron and Merrill Lynch & Co., Inc., and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, incorporated by reference to Exhibit 4.02 of Chiron's report on Form 10-Q for the period ended June 30, 2001.
4.03	Form of Liquid Yield Option Note™ due 2031 (Zero Coupon—Senior) (included as exhibits A-1 and A-2 to the Indenture filed as Exhibit 4.01 above), incorporated by reference to Exhibit 4.03 of Chiron's report on Form 10-Q for the period ended June 30, 2001.
4.04	Reserved.
(b)
Reports on Form 8-K

        On March 21, 2002, we filed a current report on Form 8-K, reporting under Item 4 the dismissal of our independent auditors, KPMG LLP, effective March 5, 2002, following completion of its audit of our consolidated financial statements and related consolidated financial statement schedule for the fiscal year ended December 31, 2001, and the issuance of KPMG LLP's report thereon. We engaged Ernst & Young LLP to serve as our independent auditors for the fiscal year commencing January 1, 2002.

CHIRON CORPORATION

March 31, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: May 8, 2002	By:	/s/ SEÁN P. LANCE Seán P. Lance President and Chief Executive Officer; Chairman of the Board
DATE: May 8, 2002	By:	/s/ JAMES R. SULAT James R. Sulat Vice President; Chief Financial Officer
DATE: May 8, 2002	By:	/s/ DAVID V. SMITH David V. Smith Vice President, Finance; Principal Accounting Officer

QuickLinks

CHIRON CORPORATION TABLE OF CONTENTS
CHIRON CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share data)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
CHIRON CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 (Unaudited)
PART II
CHIRON CORPORATION March 31, 2002 SIGNATURES