Form 10-Q
period 2002-06-30
CHIRON CORP
filed 2002-08-09
CIK 706539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002
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

Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at July 31, 2002
Common Stock, $0.01 par value	188,981,912

CHIRON CORPORATION
TABLE OF CONTENTS

Item 1. Financial Statements

CHIRON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$268,328	$320,673
Short-term investments in marketable debt securities	575,608	456,506

Total cash and short-term investments	843,936	777,179
Accounts receivable, net	249,711	223,358
Current portion of notes receivable	6,317	5,103
Inventories	140,935	111,357
Current net deferred income tax asset	41,683	33,717
Derivative financial instruments	13,663	756
Other current assets	46,285	30,677

Total current assets	1,342,530	1,182,147
Noncurrent investments in marketable debt securities	406,933	524,858
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	149,774	144,789
Laboratory, production and office equipment	395,806	361,423
Leasehold improvements	91,932	89,392
Construction-in-progress	57,889	26,341

	695,401	621,945
Less accumulated depreciation and amortization	(347,449)	(308,557)

Property, plant, equipment and leasehold improvements, net	347,952	313,388
Purchased technologies, net	267,914	279,298
Goodwill	236,006	224,742
Other intangible assets, net	145,618	155,086
Investments in equity securities and affiliated companies	88,638	146,984
Noncurrent notes receivable	8,609	9,706
Noncurrent derivative financial instruments	17,407	—
Other noncurrent assets	30,385	30,700

	$2,891,992	$2,866,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,327	$56,773
Accrued compensation and related expenses	39,586	47,020
Derivative financial instruments	—	2,861
Short-term borrowings	292	526
Current portion of unearned revenue	21,477	22,328
Income taxes payable	85,841	83,099
Other current liabilities	120,263	111,766

Total current liabilities	326,786	324,373
Long-term debt	412,816	408,696
Noncurrent derivative financial instruments	259	7,646
Noncurrent net deferred income tax liability	32,234	58,944
Noncurrent unearned revenue	67,699	74,371
Other noncurrent liabilities	47,480	42,873
Minority interest	4,731	3,894

Total liabilities	892,005	920,797

Commitments and contingencies (Note 8)
Put options	11,361	13,764

Stockholders' equity:
Common stock	1,917	1,917
Additional paid-in capital	2,448,857	2,441,281
Deferred stock compensation	(15,671)	(17,506)
Accumulated deficit	(352,350)	(360,997)
Accumulated other comprehensive income (loss)	22,522	(21,286)
Treasury stock, at cost (2,714,000 shares at June 30, 2002 and 2,341,000 shares at December 31, 2001)	(116,649)	(111,061)

Total stockholders' equity	1,988,626	1,932,348

	$2,891,992	$2,866,909

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales, net	$211,293	$173,666	$384,877	$342,506
Equity in earnings of unconsolidated joint businesses	27,394	22,256	46,192	37,881
Collaborative agreement revenues	6,602	11,970	12,809	21,031
Royalty and license fee revenues	45,494	40,969	90,372	103,145
Other revenues	8,495	12,340	17,225	16,229

Total revenues	299,278	261,201	551,475	520,792

Operating expenses:
Cost of sales	76,225	63,629	142,391	118,559
Research and development	83,530	84,645	162,303	169,377
Selling, general and administrative	71,093	60,882	133,863	119,685
Amortization expense	7,446	11,338	14,824	22,885
Write-off of purchased in-process technologies	—	—	54,781	—
Other operating expenses	899	6,093	5,482	8,276

Total operating expenses	239,193	226,587	513,644	438,782

Income from operations	60,085	34,614	37,831	82,010
Gain on sale of assets	—	—	—	2,426
Interest expense	(3,133)	(865)	(6,288)	(1,263)
Other income, net	12,613	14,171	32,760	32,227
Minority interest	(464)	(323)	(883)	(542)

Income from continuing operations before income taxes	69,101	47,597	63,420	114,858
Provision for income taxes	18,657	13,653	31,913	36,171

Income from continuing operations	50,444	33,944	31,507	78,687
Gain on disposal of discontinued operations (Note 3)	—	3,653	—	3,653

Net income	$50,444	$37,597	$31,507	$82,340

Basic earnings per share (Note 2):
Income from continuing operations	$0.27	$0.18	$0.17	$0.41

Net income	$0.27	$0.20	$0.17	$0.43

Diluted earnings per share (Note 2):
Income from continuing operations	$0.26	$0.17	$0.16	$0.40

Net income	$0.26	$0.19	$0.16	$0.42

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$50,444	$37,597	$31,507	$82,340

Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period, net of tax (provision) benefit of $(7,294) and $293 for the three months ended June 30, 2002 and 2001, respectively, and $(6,449) and $545 for the six months ended June 30, 2002 and 2001, respectively	61,668	(14,341)	55,233	(43,604)
Unrealized derivative gains (losses) from cash flow hedges:
Net unrealized derivative gains (losses) from cash flow hedges arising during the period, net of tax (benefit) provision of $(72) and $240 for the three months ended June 30, 2002 and 2001, respectively, and $417 for the six months ended June 30, 2001	(118)	579	—	895
Reclassification adjustment for net gains included in net income, net of tax provision of $147 for the three and six months ended June 30, 2001	—	(234)	—	(234)

Net unrealized derivative gains (losses) from cash flow hedges	(118)	345	—	661
Unrealized gains (losses) from investments:
Net unrealized holding gains (losses) arising during the period, net of tax (provision) benefit of $651 and $(8,591) for the three months ended June 30, 2002 and 2001, respectively, and $3,532 and $3,401 for the six months ended June 30, 2002 and 2001, respectively	658	6,479	(5,623)	(4,893)
Reclassification adjustment for net gains included in net income, net of tax provision of $1,891 and $2,394 for the three months ended June 30, 2002 and 2001, respectively, and $3,587 and $2,651 for the six months ended June 30, 2002 and 2001, respectively	(3,065)	(3,744)	(5,802)	(4,201)

Net unrealized gains (losses) from investments	(2,407)	2,735	(11,425)	(9,094)

Other comprehensive income (loss)	59,143	(11,261)	43,808	(52,037)

Comprehensive income	$109,587	$26,336	$75,315	$30,303

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2002	2001
Net cash provided by operating activities	$82,566	$15,316

Cash flows from investing activities:
Purchases of investments in marketable debt securities	(320,675)	(666,098)
Proceeds from sale and maturity of investments in marketable debt securities	311,113	424,527
Capital expenditures	(54,323)	(25,829)
Proceeds from sales of assets	182	8,186
Purchases of equity securities and interests in affiliated companies	(3,093)	(11,144)
Proceeds from sale of equity securities and interests in affiliated companies	13,415	7,596
Cash paid to purchase businesses, net of cash acquired	(55,284)	(5,631)
Other, net	(877)	2,811

Net cash used in investing activities	(109,542)	(265,582)

Cash flows from financing activities:
Net repayment of short-term borrowings	(308)	(117)
Repayment of debt and capital leases	—	(555)
Payments to acquire treasury stock	(45,116)	(63,118)
Proceeds from reissuance of treasury stock	18,027	35,774
Proceeds from issuance of Liquid Yield Option Notes	—	401,829
Proceeds from put options	2,028	4,168

Net cash (used in) provided by financing activities	(25,369)	377,981

Net (decrease) increase in cash and cash equivalents	(52,345)	127,715
Cash and cash equivalents at beginning of the period	320,673	166,990

Cash and cash equivalents at end of the period	$268,328	$294,705

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

Basis of Presentation

        The information presented in the condensed consolidated financial statements at June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, is unaudited but includes all normal recurring adjustments, which Chiron Corporation believes to be necessary for fair presentation of the periods presented.

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

        On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. Chiron acquired all of the outstanding shares of common stock of Matrix Pharmaceutical at $2.21 per share, which, including estimated acquisition costs, resulted in a total purchase price of approximately $67.1 million. Chiron accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical's operating results, including the seven business days in February 2002, in its consolidated operating results beginning on March 1, 2002. Matrix Pharmaceutical is part of Chiron's biopharmaceuticals segment.

        In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron will pay $15.0 million over ten years, of which $6.6 million was paid through June 30, 2002, for a 6.35% ownership percentage. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $15.3 million was paid through June 30, 2002, for a 23.26% ownership percentage. Chiron accounts for both investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46 "Accounting for Limited Partnership Investments." In addition, in July 2002, Chiron agreed to invest up to $5.0 million in TPG Biotechnology Partners, L.P.

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

        Chiron recognizes a portion of revenue for product sales of Betaseron® upon shipment to its marketing partner, and the remainder based on a contractual percentage of sales by its marketing partner. Chiron also earns royalties on the marketing partner's European sales of Betaferon®. Prior to the first quarter 2002, Chiron had accounted for non-U.S. product sales on a one-quarter lag and royalties as a percentage of forecast received from its marketing partner, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. Betaseron® sales became available in 2002, and as a result, Chiron is able to recognize Betaseron® product sales and Betaferon® royalties on a current basis. The effect of this change on results, net of tax, was a decrease in net loss for the first quarter 2002 and an increase in net income for the six months ended June 30, 2002, by $3.1 million for product sales and $2.8 million for royalties ($0.03 per basic and diluted share).

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

Inventories

        Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventories consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Finished goods	$35,071	$26,683
Work-in-process	76,992	60,512
Raw materials	28,872	24,162

	$140,935	$111,357

Income Taxes

        The reported effective tax rate for 2002 is 27.0% of pretax income from continuing operations, excluding the write-off of purchased in-process technologies related to the acquisition of Matrix Pharmaceutical, Inc. (see Note 4). The effective tax rate may be affected in future periods by changes in Chiron's estimates with respect to the deferred tax assets and other items affecting the overall tax rate. Income tax expense for the six months ended June 30, 2001 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 31.4%.

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

        As of June 30, 2002, Chiron has an outstanding contract with a third party to sell put options on Chiron stock, entitling the holder to sell to Chiron 0.3 million shares. In connection with the sale, Chiron collected a $0.9 million premium. The option expired on August 6, 2002 and had an exercise price of $37.87 per share. The amount of Chiron's obligation to repurchase such shares upon exercise of the outstanding put options, totaling $11.4 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheet at June 30, 2002. On August 6, 2002, Chiron's closing stock price was $34.21. Since the closing stock price was below the stipulated $37.87, the third party elected to exercise the options. As a result, Chiron repurchased the shares in the third quarter 2002.

        In July 2002, Chiron entered into another contract with a third party to sell put options on Chiron stock, entitling the holder to sell to Chiron 0.5 million shares. In connection with the sale, Chiron collected a $1.7 million premium. The option expires in October 2002 and has an exercise price of $32.05 per share. The amount of Chiron's obligation to repurchase such shares upon exercise of the outstanding put options, totaling $16.0 million, will be reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the third quarter 2002.

        As of December 31, 2001, Chiron had an outstanding contract with a third party to sell put options on Chiron stock, entitling the holder to sell to Chiron 0.3 million shares. The option expired on March 28, 2002 and had an exercise price of $45.88 per share. The amount of Chiron's obligation to repurchase such shares upon exercise of the outstanding put options, totaling $13.8 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheet at December 31, 2001. On March 28, 2002, Chiron's closing stock price was $45.89. Since the closing stock price was above the stipulated $45.88, the third party elected not to exercise the options. As a result, the temporary equity of $13.8 million was reclassified to permanent equity in the first quarter 2002.

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

Treasury Stock

        Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to "Additional paid-in capital." Losses on reissuance of treasury stock are charged to "Additional paid-in capital" to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to "Accumulated deficit." Chiron charged losses of $5.4 million and $22.9 million for the three and six months ended June 30, 2002, respectively, and $25.1 million and $40.8 million for the three and six months ended June 30, 2001, respectively, to "Accumulated deficit" in the Condensed Consolidated Balance Sheets.

New Accounting Standards

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Chiron is currently analyzing the effect, if any, the adoption of this standard will have on the consolidated financial statements.

        In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale. SFAS 144 also supercedes the business segment concept in Accounting Principles

Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations. Chiron adopted the provisions of SFAS 144 effective January 1, 2002. The implementation of the provisions of this standard did not have a material effect on Chiron's consolidated financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Chiron must adopt the provisions of SFAS 143 effective January 1, 2003, with earlier application encouraged. Chiron is currently analyzing the effect, if any, the adoption of this standard will have on the consolidated financial statements.

        Chiron understands that the Financial Accounting Standards Board is considering new rules on the accounting for certain off-balance sheet lease financing. Such rules may require that, among other things, certain off-balance sheet lease financing and the related leased facilities be recorded on the balance sheet. As new information is released, Chiron will continue to monitor the impact of these rules on its June 1996 lease financing, disclosed in Note 12, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments," in Chiron's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        The following table sets forth the computations for basic and diluted earnings per share on income from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income (Numerator):
Income from continuing operations available to common stockholders	$50,444	$33,944	$31,507	$78,687
Plus: Interest on convertible Liquid Yield Option Notes, net of taxes	—	351	—	351

Income from continuing operations available to common stockholders, plus assumed conversions	$50,444	$34,295	$31,507	$79,038

Shares (Denominator):
Weighted-average common shares outstanding	189,579	189,920	189,536	189,667
Effect of dilutive securities:
Stock options and equivalents	3,346	5,414	3,668	5,295
Warrants	—	437	—	430
Put options	—	16	5	12
Convertible Liquid Yield Option Notes	—	1,307	—	654

Weighted-average common shares outstanding, plus assumed conversions	192,925	197,094	193,209	196,058

Basic earnings per share	$0.27	$0.18	$0.17	$0.41

Diluted earnings per share	$0.26	$0.17	$0.16	$0.40

        The following table sets forth the computations for basic and diluted earnings per share on net income (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income (Numerator):
Net income available to common stockholders	$50,444	$37,597	$31,507	$82,340
Plus: Interest on convertible Liquid Yield Option Notes, net of taxes	—	351	—	351

Net income available to common stockholders, plus assumed conversions	$50,444	$37,948	$31,507	$82,691

Shares (Denominator):
Weighted-average common shares outstanding	189,579	189,920	189,536	189,667
Effect of dilutive securities:
Stock options and equivalents	3,346	5,414	3,668	5,295
Warrants	—	437	—	430
Put options	—	16	5	12
Convertible Liquid Yield Option Notes	—	1,307	—	654

Weighted-average common shares outstanding, plus assumed conversions	192,925	197,094	193,209	196,058

Basic earnings per share	$0.27	$0.20	$0.17	$0.43

Diluted earnings per share	$0.26	$0.19	$0.16	$0.42

        For the three months ended June 30, 2002 and 2001, stock options to purchase 14.1 million and 6.0 million shares, respectively, and for the six months ended June 30, 2002 and 2001, stock options to purchase 13.8 million and 6.3 million shares, respectively, with exercise prices greater than the average market prices of common stock, were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

        Also excluded from the computations of diluted earnings per share were 5.2 million shares of common stock for each of the three and six months ended June 30, 2002, issuable upon conversion of the Liquid Yield Option Notes, as their inclusion would be antidilutive.

Note 3—Discontinued Operations

        In a strategic effort to focus on its core businesses of biopharmaceuticals, vaccines and blood testing, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. There was no activity related to discontinued operations during the three and six months ended June 30, 2002. For the three and six months ended June 30, 2001, basic and diluted earnings per share from discontinued operations were $0.02.

        The "Gain on disposal of discontinued operations" for the three and six months ended June 30, 2001, consisted of the following (in thousands):

Reversal of reserves for indemnity obligations	$1,500
Gain on the sale of the real estate assets	1,644
Income tax benefit	509

$3,653

Chiron Diagnostics

        The results of operations for Chiron Diagnostics are reported as a discontinued operation for the three and six months ended June 30, 2001 in the Condensed Consolidated Statements of Operations. In connection with the sale of Chiron Diagnostics, Chiron granted Bayer rights under HIV and hepatitis C virus patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid Chiron a license fee of $100.0 million, which became nonrefundable in decreasing amounts through 2001. For the three and six months ended June 30, 2001, Chiron recognized license fee revenues of $5.0 million and $10.0 million, respectively, which represented the portion of the $100.0 million payment that became nonrefundable during those periods. This revenue was recorded as a component of "Royalty and license fee revenues" in the Condensed Consolidated Statements of Operations. Chiron recognized the final portion of revenue in the fourth quarter 2001.

Chiron Vision

        Upon completion of the sale of all of the outstanding capital stock of Chiron Vision to Bausch & Lomb Incorporated, Chiron retained Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million. Under the terms of the Bausch & Lomb agreement, Chiron provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify Bausch & Lomb against certain potential claims. In the second quarter of 2001, Chiron reversed the remaining reserves of $1.5 million and recognized a net gain of $1.6 million upon the sale of the remaining real estate assets. These amounts were recorded as components of "Gain on disposal of discontinued operations."

Income Taxes

        In connection with the sale of Chiron Diagnostics and Chiron Vision, Chiron recorded cumulative net deferred tax assets of $23.7 million as of both June 30, 2002 and December 31, 2001, principally attributable to the timing of the deduction of certain expenses associated with these sales. Chiron also recorded corresponding valuation allowances of $23.7 million as of both June 30, 2002 and December 31, 2001 to offset these deferred tax assets, as management believes that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. The future recognition of these deferred tax assets will be reported as a component of discontinued operations.

Note 4—Acquisition of Matrix Pharmaceutical, Inc.

        On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc. a company that was developing tezacitabine, a drug to treat cancer. Chiron acquired all of the outstanding shares of common stock of Matrix Pharmaceutical at $2.21 per share, which, including estimated acquisition costs, resulted in a total preliminary purchase price of approximately $67.1 million. Matrix Pharmaceutical is part of Chiron's biopharmaceuticals segment. Tezacitabine expanded Chiron's portfolio of cancer therapeutics.

        Chiron accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical's operating results, including the seven business days in February 2002, in its consolidated operating results beginning on March 1, 2002. The components and allocation of the preliminary purchase price, based on their fair values, consisted of the following (in thousands):

Consideration and acquisition costs:
Cash paid for common stock	$58,737
Cash paid for options on common stock	2,231
Acquisition costs paid as of June 30, 2002	5,312
Acquisition costs not yet paid as of June 30, 2002	807

Total purchase price	$67,087

Allocation of preliminary purchase price:
Cash and cash equivalents	$17,337
Assets held for sale	2,300
Deferred tax asset	10,000
Other assets	1,469
Write-off of purchased in-process technologies	54,781
Accounts payable	(2,898)
Accrued liabilities	(15,902)

Total purchase price	$67,087

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

        Chiron is moving the manufacturing operations at the San Diego, California facility to either its Emeryville or Vacaville, California location and intends to close the San Diego facility during the third quarter 2002. A significant assumption made by Chiron as part of the purchase price allocation was that an assignee would not be found for the manufacturing facility lease. Accordingly, Chiron allocated a portion of the purchase price to a liability for asset disposal and lease cancellation. However, if an assignee is found, Chiron will update the charge for purchased in-process technologies in future periods if necessary.

        As indicated in the above table, a portion of the purchase price was allocated to assets held for sale. In March 2002, Chiron sold the leasehold improvements and assigned the lease related to a facility located in Fremont, California. Chiron received an amount equivalent to the fair value of the assets at the date of acquisition.

        In March 2002, Chiron paid $6.0 million related to a bank loan assumed during the purchase of Matrix. This payment is reflected on the Condensed Consolidated Statement of Cash Flows as a component of "Cash paid to purchase businesses, net of cash acquired" for the six months ended June 30, 2002.

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

        The following unaudited pro forma information presents the results of operations of Chiron and Matrix Pharmaceutical for the three and six months ended June 30, 2002 and 2001 as if Chiron's acquisition of Matrix Pharmaceutical had been consummated as of January 1, 2002 and 2001, respectively. The pro forma information is presented in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process technologies, which resulted directly from the transaction. The unaudited pro forma information is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Total revenues	$299,278	$261,415	$551,780	$521,507
Income from continuing operations	$50,444	$25,908	$81,244	$64,027
Pro forma earnings per share from continuing operations:
Basic	$0.27	$0.14	$0.43	$0.34
Diluted	$0.26	$0.13	$0.42	$0.33

Note 5—Restructuring and Reorganization

        Chiron previously recorded restructuring and reorganization charges related to (i) the integration of its worldwide vaccines operations, (ii) the closure of its Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of its business operations. The closure of its Puerto Rico and St. Louis facilities and the ongoing restructuring of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 371 positions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

        For the six months ended June 30, 2002, Chiron had no restructuring and reorganization adjustments. Of the 371 positions for elimination, 363 were terminated as of June 30, 2002.

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

        Chiron expects to substantially settle the restructuring and reorganization accruals within one to six years of accruing the related charges.

        The activity in accrued restructuring and reorganization for the six months ended June 30, 2002 and 2001 is summarized as follows (in thousands):

	Accrual at December 31, 2001	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through June 30, 2002	Amount to Be Utilized In Future Periods
Employee-related costs and Other facility-related costs	$693	$—	$—	$(201)	$492

	Accrual at December 31, 2000	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through June 30, 2001	Amount to Be Utilized In Future Periods
Employee-related costs and Other facility-related costs	$2,655	$190	$(190)	$(520)	$2,135

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

        In connection with the transitional goodwill impairment evaluation, the adoption of SFAS 142 requires Chiron to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, Chiron identified its reporting units as of January 1, 2002. Chiron then determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Chiron subsequently determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit's carrying amount. Each reporting unit's fair value exceeds its carrying amount. Based on this analysis, Chiron has no indication of a transitional impairment loss and no further analysis is required.

        In addition, Chiron must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations.

        A reconciliation of reported net income to adjusted net income, as if SFAS 142 had been implemented as of January 1, 2001, 2000 and 1999, respectively, is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2002	2001	2002	2001	2001	2000	1999
Reported net income	$50,444	$37,597	$31,507	$82,340	$180,036	$8,514	$160,577
Add back: Goodwill (including assembled workforce) amortization	—	4,254	—	8,533	17,074	6,108	2,847

Adjusted net income	50,444	41,851	31,507	90,873	197,110	14,622	163,424

Add back: Interest on assumed debt conversions	—	351	—	351	—	—	1,936

Adjusted net income, plus assumed debt conversions	$50,444	$42,202	$31,507	$91,224	$197,110	$14,622	$165,360

Basic earnings per share:
Reported net income	$0.27	$0.20	$0.17	$0.43	$0.95	$0.05	$0.89
Goodwill (including assembled workforce) amortization	—	0.02	—	0.05	0.09	0.03	0.01

Adjusted net income	$0.27	$0.22	$0.17	$0.48	$1.04	$0.08	$0.90

Diluted earnings per share:
Reported net income plus assumed debt conversions	$0.26	$0.19	$0.16	$0.42	$0.92	$0.04	$0.86
Goodwill (including assembled workforce) amortization	—	0.02	—	0.05	0.09	0.04	0.02

Adjusted net income plus assumed debt conversions	$0.26	$0.21	$0.16	$0.47	$1.01	$0.08	$0.88

        Intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2002			December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$331,179	$63,265	$267,914	$331,185	$51,887	$279,298

Patents	$101,349	$47,744	$53,605	$97,900	$42,526	$55,374
Trademarks	51,172	12,858	38,314	47,319	10,481	36,838
Licenses and technology rights	30,685	13,391	17,294	29,881	11,042	18,839
Customer relationships	22,757	6,070	16,687	20,310	4,885	15,425
Know how	10,335	3,640	6,695	9,224	2,916	6,308
Databases	7,100	828	6,272	7,100	592	6,508
Assembled workforce	—	—	—	10,236	2,415	7,821
Other	15,209	8,458	6,751	14,668	6,695	7,973

Total other intangible assets	$238,607	$92,989	$145,618	$236,638	$81,552	$155,086

Total intangible assets subject to amortization	$569,786	$156,254	$413,532	$567,823	$133,439	$434,384

        Aggregate amortization expense is as follows (in thousands):

For the six months ended June 30, 2002 (reported)	$21,666
For the remaining six months in the year ended December 31, 2002 (estimated)	20,856

For the year ended December 31, 2002 (estimated)	$42,522
For the year ended December 31, 2003 (estimated)	$40,345
For the year ended December 31, 2004 (estimated)	$36,979
For the year ended December 31, 2005 (estimated)	$32,600
For the year ended December 31, 2006 (estimated)	$31,660
For the year ended December 31, 2007 (estimated)	$30,966

        The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Goodwill (including assembled workforce):
Balance as of December 31, 2001	$196,513	$28,229	$224,742
Assembled workforce	1,875	5,946	7,821
Tax impact of implementation (1)	(675)	—	(675)
Effect of exchange rate changes	—	4,118	4,118

Balance as of June 30, 2002	$197,713	$38,293	$236,006

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

        Amortization expense of $5.9 million and $11.8 million for the three and six months ended June 30, 2002, respectively, related to intangible assets acquired in the PathoGenesis acquisition has been allocated to the biopharmaceuticals segment. Prior to the first quarter 2002, amortization expense relating to these intangibles was allocated to the "Other" segment. Segment information for the three and six months ended June 30, 2001 has been reclassified to conform with the current period presentation.

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

        The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Biopharmaceuticals	$125,918	$110,484	$241,991	$210,243
Vaccines	80,944	87,896	145,465	173,578
Blood testing, includes equity in earnings of unconsolidated joint businesses of $27,394 and $22,256 for the three months ended June 30, 2002 and 2001, respectively, and $46,192 and $37,881 for the six months ended June 30, 2002 and 2001, respectively	77,475	42,950	134,232	77,742
Other	14,941	19,871	29,787	59,229

Total revenues	$299,278	$261,201	$551,475	$520,792

Income from continuing operations
Biopharmaceuticals	$2,216	$(13,503)	$8,606	$(28,484)
Vaccines	15,810	22,583	13,351	44,795
Blood testing	43,630	21,510	73,113	36,367
Other	(1,571)	4,024	(2,458)	29,332

Segment income from operations	60,085	34,614	92,612	82,010
Operating expense reconciling item:
Write-off of purchased in-process technologies	—	—	(54,781)	—

Income from operations	60,085	34,614	37,831	82,010
Gain on sale of assets	—	—	—	2,426
Interest expense	(3,133)	(865)	(6,288)	(1,263)
Other income, net	12,613	14,171	32,760	32,227
Minority interest	(464)	(323)	(883)	(542)

Income from continuing operations before income taxes	$69,101	$47,597	$63,420	$114,858

Note 8—Commitments and Contingencies

        In July 2002, Chiron agreed to invest up to $5.0 million in TPG Biotechnology Partners, L.P.

        In April 2001, Chiron, Rhein Biotech N.V. (now a part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Chiron's commitment is approximately 26.4 million Euro ($26.1 million) at June 30, 2002 for the expansion of Chiron's Italian manufacturing facilities, of which Chiron had incurred costs of 0.4 million Euro ($0.4 million), as of June 30, 2002. This agreement started in the fourth quarter of 2001 and is expected to continue through 2008.

        In February 2001, Chiron's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a parking structure and a research and development facility (including a supporting central utility facility) in Emeryville, California. Chiron has committed to $35.4 million in design and construction services, under which Chiron has incurred costs of $21.1 million, as of June 30, 2002. Chiron may cancel these commitments at any time. Related to the research and development facility, Chiron is evaluating various financing alternatives to fund this expansion.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        This 10-Q contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance, and other statements which are not statements of historical fact. These statements contain words such as, but not limited to, "believes," "anticipates," "expects," "estimates," "projects," "will," "may" and "might." The forward-looking statements contained in this 10-Q reflect our current beliefs and expectations on the date of this 10-Q. Actual results, performance or outcomes may differ from what is expressed in the forward-looking statements. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, under the caption "Factors That May Affect Future Results." We are not obligated to publicly announce any revisions to these forward-looking statements to reflect a change in facts or circumstances.

        You should read the discussion below in conjunction with Part I, Item 1.,"Financial Statements," of this 10-Q and Part II, Items 7., 7A. and 8., "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Financial Statements and Supplementary Data," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2001.

        We are a global pharmaceutical company that participates in three healthcare markets: biopharmaceuticals, vaccines and blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious disease, using the development and acquisition of technologies related to therapeutic proteins and small molecules. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany, related to Betaseron®. The vaccines segment consists principally of adult and pediatric vaccines for viral infections including flu, rabies and tick-borne encephalitis, and bacterial infections, including meningococcus C and Haemophilus influenzae type b. We sell these vaccines primarily in Germany, Italy, the United Kingdom, Canada and other international markets. Our vaccines segment is also involved in the development of novel vaccines and vaccination technology. The blood testing segment consists of an alliance with Gen-Probe Incorporated and our one-half interest in the pretax operating earnings of our joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Our alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using transcription-mediated amplification technology to screen donated blood and plasma products for viral infection. Our joint business with Ortho-Clinical Diagnostics sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. We view certain other revenues and expenses as not belonging to any one segment. As a result, we have aggregated these items into an "Other" segment.

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

  •
  Inventories—We maintain inventory reserves primarily for product lot failures, recalls and obsolescence. The manufacturing processes for many of our products are complex. Slight deviations anywhere in the manufacturing process may result in unacceptable changes in the products that may result in lot failures or recalls and, therefore, additional inventory reserves. Obsolete inventory, due to the expiration of shelf life, and the seasonal nature of some of our products, may result in additional product reserves. In addition, we operate in a highly competitive environment, with rapidly changing technologies. New technology frequently results in product obsolescence. As a result, we may be required to record additional inventory reserves.

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

  •
  Collaborative, royalty and license arrangements—We recognize up-front refundable fees as revenues upon the later of when they become nonrefundable or when performance obligations are completed. In situations where continuing performance obligations exist, we defer and amortize up-front nonrefundable fees over the performance period; otherwise, we recognize them as revenues when receivable. The terms of such arrangements may cause our operating results to vary considerably from period to period. We estimate royalty revenues based on product sales information provided by the third party or previous period actual product sales. In the subsequent quarter, we record an adjustment equal to the difference between those royalty revenues recorded in the previous quarter and the contractual percentage of the third party's actual product sales for that period.

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

  •
  Litigation and other contingencies—We maintain accruals for litigation and other contingencies when we believe a loss to be probable and reasonably estimable, as required by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." We base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

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

        On December 29, 1997, we completed the sale of Chiron Vision, our ophthalmics business, to Bausch & Lomb, and on November 30, 1998, we completed the sale of Chiron Diagnostics, our in vitro diagnostics business, to Bayer Corporation. Our Condensed Consolidated Statements of Operations reflect the after-tax results of amounts related to Chiron Vision and Chiron Diagnostics as discontinued operations.

        Certain minor arithmetical variances between the following narrative and the condensed consolidated financial statements may arise due to rounding.

Results of Operations

Biopharmaceuticals

        Product sales    Biopharmaceutical product sales were $104.0 million and $84.5 million for the three months ended June 30, 2002 and 2001, respectively, and $194.5 million and $162.6 million for the six months ended June 30, 2002 and 2001, respectively. Biopharmaceutical product sales in 2002 and 2001 consisted principally of Betaseron®, TOBI® and Proleukin®.

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

        Betaseron® product sales were $34.2 million and $26.9 million for the three months ended June 30, 2002 and 2001, respectively, and $56.0 million and $46.8 million for the six months ended June 30, 2002 and 2001, respectively. As discussed in "Royalties and license fee revenues" below, Betaferon® royalties also increased in 2002 compared with 2001. The increase in Betaseron® product sales in 2002 as compared with 2001 was partially due to the effect of recording revenue based on more current information available from Schering. Prior to 2002, we accounted for non-U.S. product sales based on information provided by Schering on a one-quarter lag. More current information of non-U.S. Betaseron® sales is available in 2002, and as a result, we are able to recognize Betaseron® product sales on a current basis. This change resulted in incremental product sales revenues recognized during the first quarter 2002 of $4.3 million. During the second quarter 2002, fluctuations in Berlex Laboratories and Schering's inventory levels, as well as wholesaler inventory levels, following the launch of our new room-temperature formulation positively influenced sales. Also contributing to the increase in product sales in 2002 as compared with 2001, were increased underlying sales to end users in the U.S. and non-U.S. countries excluding Europe driven by increased utilization of beta interferon therapy for multiple sclerosis. Inventory management practices and foreign currency exchange rates may influence future Betaseron® sales.

        Pursuant to the agreement with Schering, we will begin to supply Betaferon® to Schering in the fourth quarter 2002 for a majority of the European market. This will result in a shift of revenue recognized under this agreement to product sales, and a decrease in royalty revenues, primarily in 2003. In 2001, we began to ship product to Schering for sale in Switzerland. In order to supply Betaferon® to Schering, we are required to make capital improvements to our existing manufacturing facilities. During the first quarter 2002, we recorded charges related to this project. See "Research and development" below.

        TOBI®    We sell TOBI® directly in the U.S. and in certain international markets. The U.S. Food and Drug Administration approved TOBI® for cystic fibrosis lung infections in December 1997. TOBI® was launched in the U.S. in January 1998. TOBI® was approved in Canada in February 1999. TOBI® cleared the mutual recognition process required for marketing in the European Union in August 2000 and was subsequently launched in several European countries. We recognized TOBI® sales of $33.6 million and $23.4 million for the three months ended June 30, 2002 and 2001, respectively and $69.4 million and $55.9 million for the six months ended June 30, 2002 and 2001, respectively. Increased TOBI® sales primarily related to (i) the launch in various European countries, (ii) increased use in the U.S. by patients with cystic fibrosis and (iii) price increases. These increases were partially offset by fluctuations in wholesaler inventory levels. We continue to pursue the use of TOBI® to treat other serious lung infections and to seek approval in other countries. Wholesaler inventory management practices, reimbursement pressures and foreign currency exchange rates may influence future TOBI® sales.

        Proleukin®    Proleukin® is approved in over 50 countries for the treatment of metastatic (stage 4) renal cell carcinoma and also in Canada and the U.S. for the treatment of metastatic (stage 4) melanoma, for which it became the first approved therapy in more than 20 years when the U.S. Food and Drug Administration approved it in 1998. Sales of Proleukin® were $27.6 million and $27.9 million for the three months ended June 30, 2002 and 2001, respectively, and $51.6 million and $47.4 million for the six months ended June 30, 2002 and 2001, respectively. Proleukin® product sales year-to-date 2002 as compared with year-to-date 2001 increased primarily as a result of price increases and fluctuations in wholesaler inventory management practices. Wholesaler inventory management practices, reimbursement pressures and foreign currency exchange rates may influence future Proleukin® sales.

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

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our biopharmaceuticals segment recognized collaborative agreement revenues of $3.5 million and $6.3 million for the three months ended June 30, 2002 and 2001, respectively, and $7.1 million and $11.8 million for the six months ended June 30, 2002 and 2001, respectively.

        Novartis    In November 1996, Chiron and Novartis entered into a consent order with the Federal Trade Commission. We granted a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain of our patents related to the Herpes Simplex Virus-thymidine kinase gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis paid us $60.0 million over five years. In connection with this agreement, we recognized collaborative agreement revenues of $2.5 million and $5.0 million for the three and six months ended June 30, 2001, respectively. This agreement expired in the fourth quarter 2001.

        S*BIO    In the second quarter 2000, we invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products. We also granted S*BIO certain rights to our gene expression and combinatorial chemistry technology. Under this arrangement, we will receive approximately $22.0 million over two years for technology transfer. We recognized collaborative agreement revenues of $3.0 million for each of the three months ended June 30, 2002 and 2001, respectively, and $6.1 million and $5.9 million for the six months ended June 30, 2002 and 2001, respectively, under this arrangement.

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

        Royalty and license fee revenues    Our biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon® and recombinant insulin and glucagon products. Our biopharmaceuticals segment also earns license fees for technologies, such as hepatitis C virus patents, used by third parties to develop therapeutic products. The biopharmaceuticals segment recognized royalty and license fee revenues of $16.4 million and $15.8 million for the three months ended June 30, 2002 and 2001, respectively, and $33.7 million and $31.4 million for the six months ended June 30, 2002 and 2001, respectively.

        Betaferon®    We earn royalties on Schering AG's European sales of Betaferon®. Betaferon® is the only product that is approved in Europe for the treatment of both relapsing/remitting and secondary progressive multiple sclerosis. For the three months ended June 30, 2002 and 2001, we recognized $10.6 million and $10.1 million, respectively, and $24.2 million and $20.0 million for the six months ended June 30, 2002 and 2001, respectively, under this arrangement. As discussed in "Product sales—Betaseron®" above, the increases in Betaferon® royalties in 2002 as compared with 2001 primarily related to the effect of recording revenue based on more current European Betaferon® actual sales data which is now available. Prior to 2002, we accounted for Betaferon® royalties as a percentage of forecast received from Schering, with an adjustment of the estimate to actual in the subsequent quarter. More current information of European Betaseron® sales is available in 2002, and as a result, we are able to recognize Betaferon® royalties on a current basis. This change resulted in incremental revenues recognized during the first quarter 2002 of $3.9 million. In addition, there was increased utilization of beta interferon therapy for multiple sclerosis. These increases were offset partially by the shift of revenue from royalties to product sales related to Switzerland as Schering began to sell product purchased in 2001 into the market. We will begin to supply Betaferon® to Schering in the fourth quarter 2002 for a majority of the European market. This will result in a shift of revenue recognized under this agreement to product sales, and a decrease in royalty revenues, primarily in 2003.

        GATB    In June 2002, we granted the Global Alliance for TB Drug Development rights under our patents relating to a certain chemical compound for Tuberculosis for development and commercialization. The GATB paid us a license fee, which we deferred and will recognize pursuant to terms of the agreement. In addition, the agreement provides for royalties to us on products sold by the GATB.

        Merck    In May 2002, we granted Merck & Co., Inc. rights under certain of our hepatitis C virus patents, for which we recognized a license fee in the second quarter 2002.

        Abbott    In March 2002, we granted Abbott Laboratories rights under certain of our hepatitis C virus patents, for which we recognized a license fee in the first quarter 2002.

        Eximias    In January 2001, we granted Eximias Pharmaceutical Corporation (formerly Zarix Incorporated) rights under our recombinant protein technology, for which we recognized a license and technology transfer fee in the second quarter 2001. For the six months ended June 30, 2002, we recognized $0.2 million under this agreement.

        Japan Tobacco    In January 2001, we granted Japan Tobacco, Inc. rights under certain of our hepatitis C virus patents. The agreement provided for the payment of a license fee, which we received and recognized as revenue in the first quarter 2001. We did not recognize any significant revenues under this agreement in the second quarter 2001 or during the six months ended June 30, 2002.

        Novo Nordisk    We earn royalty revenues on insulin and glucagon product sales by Novo Nordisk AS. We recognized $1.3 million and $1.4 million for the three months ended June 30, 2002 and 2001, respectively, and $3.3 million and $3.2 million for the six months ended June 30, 2002 and 2001, respectively, under this arrangement.

        The balance of royalty and license fee revenues recognized in our biopharmaceuticals segment consisted of various other agreements, which individually were not material.

        Royalty and license fee revenues may fluctuate based on the nature of the related agreements, the timing of receipt of license fees and the expiration of patents. Results in any one period are not necessarily indicative of results to be achieved in the future. Also, the license agreements typically provide for certain milestone payments and various royalties on future product sales if the licensees commercialize a product using our technology. However, we have no assurance that the licensees will meet their development objectives or commercialize a product using our technology. In addition, our ability to generate additional royalty and license fee revenues may depend, in part, on our ability to market and capitalize on our technologies. We have no assurance that we will be able to do so or that future royalty and license fee revenues will not decline.

        Other revenues    Our biopharmaceuticals segment recognized other revenues of $2.0 million and $3.9 million for the three months ended June 30, 2002 and 2001, respectively, and $6.7 million and $4.4 million for the six months ended June 30, 2002 and 2001, respectively. Other revenues primarily included contract manufacturing revenues of $1.9 million and $3.5 million for the three months ended June 30, 2002 and 2001, respectively and $6.3 million and $3.8 million for the six months ended June 30, 2002 and 2001, respectively. The fluctuations resulted from the level of activity and timing of contract manufacturing activities.

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

        Gross profit    Biopharmaceutical gross profit as a percentage of net product sales was 72% and 68% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, biopharmaceutical gross profit as a percentage of net product sales was 74% and 72%, respectively. Biopharmaceuticals gross profit margins in 2002 as compared with 2001 increased primarily as a result of a more favorable mix of biopharmaceutical product sales and price increases taken in the first quarter 2002.

        Biopharmaceutical gross profit percentages may fluctuate significantly in future periods due to production yields and as the biopharmaceutical product and customer mix changes.

        Research and development    Our biopharmaceuticals segment recognized research and development expenses of $63.6 million and $65.1 million for the three months ended June 30, 2002 and 2001, respectively, and $122.9 million and $130.1 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in research and development spending in 2002 as compared with 2001 primarily related to the timing of various clinical trials, including the conclusion of the clinical trial for tifacogin (recombinant Tissue Factor Pathway Inhibitor) for severe sepsis in the fourth quarter 2001. The decreases were offset by the progress in other development platforms, including (i) those activities under our December 2001 collaboration agreement with Inhale Therapeutic Systems, Inc. related to, among other things, the development of a dry powder formulation of our inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients, (ii) those activities related to the development of tezacitabine, obtained as a part of the acquisition of Matrix Pharmaceutical in the first quarter 2002 and (iii) those activities related to the development of interleukin-2 in combination with various monoclonal antibodies. In addition, as discussed in "Product sales—Betaseron®" above, we are required to make capital improvements to our existing manufacturing facilities to support the supply of Betaferon® to Schering. During the first quarter 2002, we performed test runs related to the installed equipment, which resulted in a charge of approximately $3.9 million in the first quarter 2002.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    Our biopharmaceuticals segment recognized selling, general and administrative expenses of $23.9 million and $18.4 million for the three months ended June 30, 2002 and 2001, respectively, and $43.9 million and $39.9 million for the six months ended June 30, 2002 and 2001, respectively. Increased selling, general and administrative expenses primarily related to increased sales and marketing costs related to various biopharmaceutical products including the launch of TOBI® in Europe. These increases were offset by lower lease payments, which represent variable-rate interest payments (indexed to the London interbank offered rate) on our June 1996 lease financing. The London interbank offered rate was lower in the first half of 2002 as compared with the first half of 2001.

        Amortization expense    Our biopharmaceuticals segment recognized amortization expense of $5.9 million and $9.6 million for the three months ended June 30, 2002 and 2001, respectively, and $11.8 million and $19.1 million for the six months ended June 30, 2002 and 2001, respectively. We acquired PathoGenesis Corporation on September 21, 2000 and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to purchased technologies, acquired intangible assets and goodwill. Purchased technologies represented the fair value of research and development projects, which we will develop further and support after the acquisition date. We are amortizing purchased technologies on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents and databases, which we are amortizing on a straight-line basis over 13 to 16 years. Acquired intangible assets also included the assembled workforce, which we were amortizing on a straight-line basis over 5 years. We were amortizing goodwill on a straight-line basis over 15 years. On January 1, 2002, as discussed in "New Accounting Standards" below, we implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. As circumstances dictate, we evaluate the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values. Amortization expense related to goodwill (including assembled workforce) would have been approximately $7.2 million for the six months ended June 30, 2002.

Vaccines

        Product sales    We sell pediatric and adult vaccines in Germany, Italy, the United Kingdom, Canada and other international markets. Certain of our vaccine products, particularly our flu vaccine, are seasonal and typically have higher sales in the second half of the year. In addition, we expect Menjugate™ sales to continue to fluctuate as public health authorities potentially adopt broad vaccination programs. Vaccine product sales were $72.7 million and $74.9 million for the three months ended June 30, 2002 and 2001, respectively, and $130.6 million and $152.6 million for the six months ended June 30, 2002 and 2001, respectively.

        The fluctuations in product sales in 2002 as compared with 2001 primarily were due to sales of Menjugate™, our conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C. Menjugate™ sales amounted to $9.9 million and $15.6 million for the three months ended June 30, 2002 and 2001, respectively, and $15.7 million and $45.0 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in sales of Menjugate™ in 2002 as compared with 2001 primarily related to fewer shipments, as expected. The 2001 activity related to the completion of a tender with the National Health Service in the United Kingdom. As of July 31, 2002, we have orders from various countries to ship approximately $18.0 million of Menjugate™ through late 2002, early 2003. We are exploring opportunities for additional Menjugate™ sales in other countries. However, we do not expect Menjugate™ shipments in 2002 will be commensurate with those in 2001. Competitive pressures, in particular pricing, may influence future Menjugate™ sales.

        Sales of all other vaccine products were $62.8 million and $59.3 million for the three months ended June 30, 2002 and 2001, respectively, and $114.9 million and $107.6 million for the six months ended June 30, 2002 and 2001, respectively. The increase in 2002 other vaccine product sales as compared with 2001 primarily was related to (i) increased tick-borne encephalitis vaccine sales with the

2002 launch of a new formulation in Germany and regulatory difficulties of a competitor's product and (ii) increased polio vaccine sales to not-for-profit agencies and developing markets such as India.

        We expect competitive pressures related to many of our vaccine products to continue into the future, primarily as a result of the introduction of competing products into the market, including, but not limited to, new combination vaccines, as listed in Part I, Item 1., "Business—Competition" of our Annual Report on Form 10-K for the year ended December 31, 2001.

        Royalty and license fee revenues    Our vaccines segment earns royalties on third party sales of, and license fees on, several products. The vaccines segment recognized royalty and license fee revenues of $2.8 million and $5.0 million for the three months ended June 30, 2002 and 2001, respectively, and $5.4 million and $9.7 million for the six months ended June 30, 2002 and 2001, respectively.

        SmithKline Beecham    An agreement with SmithKline Beecham (now part of GlaxoSmithKline plc) provides for royalties on sales of certain vaccine products. Under this agreement, we recognized $1.7 million and $1.1 million of such royalties for the three months ended June 30, 2002 and 2001, respectively, and $3.6 million and $2.7 million of such royalties for the six months ended June 30, 2002 and 2001, respectively.

        Other    We recognized $1.1 million and $3.9 million of royalty revenues primarily on third party sales of hepatitis B virus vaccine products for the three months ended June 30, 2002 and 2001, respectively, and $1.8 million and $7.0 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in 2002 as compared with 2001 primarily was due to a decrease in sales of hepatitis B virus vaccine products due to competitive multivalent hepatitis B virus vaccine products. In addition, certain terms of one of the hepatitis B virus arrangements expired in the third quarter 2001.

        Royalty and license fee revenues may fluctuate based on the nature of the related agreements, the timing of receipt of license fees and the expiration of patents. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license fee revenues may depend, in part, on our ability to market and capitalize on our technologies. We have no assurance that we will be able to do so or that future royalty and license fee revenues will not decline.

        Other revenues    Our vaccines segment recognized other revenues of $5.1 million and $8.0 million for the three months ended June 30, 2002 and 2001, respectively, and $9.1 million and $11.3 million for the six months ended June 30, 2002 and 2001, respectively.

        Commission revenues    We earn commission revenues on sales of hepatitis B virus vaccine products. Commission revenues were $0.3 million and $0.8 million for the three months ended June 30, 2002 and 2001, respectively, and $0.8 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in commission revenues in 2002 as compared with 2001 primarily was related to a decrease in sales of hepatitis B virus vaccine products due to competitive multivalent hepatitis B virus vaccine products.

        National Institutes of Health    In the second quarter 2000, we entered into an agreement with the U.S. National Institutes of Health to advance our HIV vaccine program into human clinical trials. Under this arrangement, we could receive $23.2 million over five years. Under a supplemental arrangement, we may perform other work related to the National Institutes of Health's HIV vaccine program on a contract-by-contract basis. We recognized $2.6 million and $5.3 million for the three months ended June 30, 2002 and 2001, respectively, and $4.7 million and $5.7 million for the six months ended June 30, 2002 and 2001, respectively, under these arrangements.

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

        Gross profit    Vaccines gross profit as a percentage of net product sales was 61% and 65% for the three months ended June 30, 2002 and 2001, respectively, and 55% and 64% for the six months ended June 30, 2002 and 2001, respectively. The decrease in vaccine gross profit margins in 2002 as compared with 2001 primarily related to (i) product reserves in the first half of 2002 due to various issues, including seasonality patterns, excess and obsolete inventory and production yields, (ii) lower sales of Menjugate™ and (iii) the commencement, in the fourth quarter 2001, of royalty payments to Novartis AG based on Menjugate™ sales under the December 1995 Limited Liability Company agreement.

        Vaccines gross profit percentages may fluctuate significantly in future periods due to product and customer mix, seasonality and ordering patterns and production yields.

        Research and development    Our vaccines segment recognized research and development expenses of $15.0 million and $15.4 million for the three months ended June 30, 2002 and 2001, respectively, and $30.3 million and $30.8 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in research and development spending in 2002 compared with 2001 primarily was due to the timing of clinical trials related to our various vaccines programs.

        In April 2001, Chiron, Rhein Biotech N.V. (now a part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. Under the collaboration agreement, we share the research and development expenses with Berna Biotech and GreenCross Vaccine Corporation. The collaboration agreement also requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine Corporation. Chiron's commitment is approximately 26.4 million Euro ($26.1 million) at June 30, 2002, for the expansion of Chiron's Italian manufacturing facilities (see "Liquidity and Capital Resources—Sources and uses of cash" below).

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    Our vaccines segment recognized selling, general and administrative expenses of $19.8 million and $20.9 million for the three months ended June 30, 2002 and 2001, respectively. The decrease in selling, general and administrative expenses in the second quarter 2002 compared with the second quarter 2001 primarily was due to less commissions recognized under a co-marketing and co-promotion agreement with Aventis Pasteur MSD related to sales of Menjugate™. For the six months ended June 30, 2002 and 2001, our vaccines segment recognized selling, general and administrative expenses of $39.8 million and $37.8 million, respectively. Chiron made a payment in the first quarter 2002 to the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government's healthcare program. We expensed this payment in the first quarter 2002. In addition, we incurred sales and marketing costs associated with the 2002 launch of our newly formulated tick-borne encephalitis vaccine. These increases were partially offset by the reduced commissions in the second quarter 2002.

        Amortization expense    Our vaccines segment recognized amortization expense of $1.5 million and $1.7 million for the three months ended June 30, 2002 and 2001, respectively, and $2.9 million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively. In the second quarter 1998, we acquired the remaining 51% interest in Chiron Behring from Hoechst AG and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to acquired intangible assets and goodwill. Acquired intangible assets included the fair value of trademarks, patents and customer lists, which we are amortizing on a straight-line basis over 6 to 20 years. Acquired intangible assets also included the assembled workforce, which we were amortizing on a straight-line basis over 20 years. We were amortizing goodwill on a straight-line basis over 20 years. On January 1, 2002, as discussed in "New Accounting Standards" below, we implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. As circumstances dictate, we will evaluate the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values. Amortization expense related to goodwill (including assembled workforce) would have been approximately $1.2 million for the six months ended June 30, 2002.

Blood testing

        Product sales    Our blood testing segment recognized product sales of $34.6 million and $14.3 million for the three months ended June 30, 2002 and 2001, respectively, and $59.8 million and $27.3 million for the six months ended June 30, 2002 and 2001, respectively.

        Procleix™    On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix™ HIV-1/ HCV Assay. Under a collaboration agreement with Gen-Probe Incorporated, we market and sell the Procleix™ HIV-1 /HCV Assay and the related instrument system. We are also jointly participating with Gen-Probe in new assay and instrument research and development. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using transcription-mediated amplification technology. Worldwide product sales related to tests and instruments were $29.5 million and $10.3 million for the three months ended June 30, 2002 and 2001, respectively, and $47.5 million and $18.5 million for the six months ended June 30, 2002 and 2001, respectively.

        Chiron sells directly in the U.S., Australia and various European markets. We also have contracts with various agencies and distributors worldwide. During the second quarter 2002, we signed new commercial contracts with existing America's Blood Centers customers and the Association of Independent Blood Centers to provide the Procleix™ HIV-1/ HCV Assay. Commercial pricing contained in these agreements has resulted in a significant increase in revenue as compared with 2001. During the quarter we also extended an existing agreement with the American National Red Cross (ARC), revising the price to commercial levels, which has resulted in increased revenues in the second quarter 2002. In addition, evaluation studies are being conducted to consider the adoption of Procleix™ HIV-1/ HCV Assay for blood screening in additional countries. We recognize product revenues based on the details of each contract.

        In the first and second quarters of 2002, we recognized positive adjustments under previously existing contracts with all our U.S. customers for increased donations exceeding contractual minimums. In the third quarter 2001, all of our U.S. customers renewed their investigational use agreements, most with moderate price increases, for nucleic acid testing products.

        Outside the U.S., the Italian government mandated the use of nucleic acid testing for blood screening in the second half of 2001, with implementation required in 2002. We began recognizing revenues from the commercial sales of assays and instruments and the provision of services in the third quarter 2001. The French government adopted nucleic acid testing for blood screening effective July 2001. As a result, we began recognizing revenues from the commercial sales of assays and instruments and the provision of services in the third quarter 2001.

        Ortho-Clinical Diagnostics    Under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. We recognized product sales under this contract of $5.1 million and $4.0 million for the three months ended June 30, 2002 and 2001, respectively, and $12.3 million and $8.8 million for the six months ended June 30, 2002 and 2001, respectively. The fluctuations between 2002 and 2001 primarily were due to the timing of manufacturing services and an increase in products manufactured to support business continuity planning. In addition, Chiron manufactures bulk antigens for Ortho-Clinical Diagnostics to be included in products to be sold by Bayer under a June 2001 agreement among Chiron, Ortho-Clinical Diagnostics and Bayer Corporation (see also "Royalty and license fee revenues—Bayer" below).

        We expect competitive pressures related to our blood testing products to continue into the future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1. "Business-Competition" of our Annual Report on Form 10-K for the year ended December 31, 2001.

        Equity in earnings of unconsolidated joint businesses    Our share of earnings from our joint business with Ortho-Clinical Diagnostics, Inc. were $27.4 million and $22.3 million for the three months ended June 30, 2002 and 2001, respectively, and $46.2 million and $37.9 million for the six months ended June 30, 2002 and 2001, respectively. The increase in 2002 as compared with 2001 primarily was due to increased profitability of Ortho-Clinical Diagnostics' foreign affiliates and nominal price increases in the U.S.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Under the Ortho-Clinical Diagnostics, Inc. contract, we conduct research and development services related to immunodiagnostic products. Our blood testing segment recognized collaborative agreement revenues related to immunodiagnostic products of $2.8 million and $2.6 million for the three months ended June 30, 2002 and 2001, respectively, and $5.4 million and $6.2 million for the six months ended June 30, 2002 and 2001, respectively. The fluctuations between 2002 and 2001 primarily were due to the timing of research services.

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

        Royalty and license fee revenues    Our blood testing segment earns royalties on third party utilization of our hepatitis C virus and HIV patents for use in blood screening, as well as third party sales of hepatitis C virus and HIV immunodiagnostic products. The blood testing segment recognized royalty and license fee revenues of $12.6 million and $3.4 million for the three months ended June 30, 2002 and 2001, respectively, and $22.8 million and $6.0 million for the six months ended June 30, 2002 and 2001, respectively.

        F. Hoffmann La-Roche settlement    In October 2000, we entered into three license agreements with F. Hoffmann La-Roche Limited and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV intellectual property. Two agreements relate to in vitro clinical diagnostic products. See "Other—Royalty and license fee revenues" below. The third agreement for blood screening was superseded in May 2001 by two new agreements, one for each of hepatitis C virus and HIV. Revenues under these agreements were $11.3 million and $3.4 million for the three months ended June 30, 2002 and 2001, respectively, and $20.2 million and $6.0 million for the six months ended June 30, 2002 and 2001, respectively. The increase related to a contractual increase in the royalty rates and positive adjustments of the estimate to actual in subsequent periods. Royalties will continue under these new agreements through the lives of the hepatitis C virus and HIV patents covering F. Hoffmann La-Roche's nucleic acid testing products. Currently, the applicable issued hepatitis C virus patents begin to expire in 2015 for the U.S. and in 2008 for Europe. Currently, the applicable issued HIV patent in Europe expires in

2005. If and when a patent is issued under pending U.S. applications, the HIV patent life in the U.S. will be seventeen years from the date of issuance.

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

        Royalty and license fee revenues may fluctuate based on the nature of the related agreements, the timing of receipt of license fees and the expiration of patents. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license fee revenues may depend, in part, on our ability to market and capitalize on our technologies. We have no assurance that we will be able to do so or that future royalty and license fee revenues will not decline.

        Gross profit    Blood testing gross profit as a percentage of net product sales was 41% and 19% for the three months ended June 30, 2002 and 2001, respectively and 39% and 26% for the six months ended June 30, 2002 and 2001, respectively. The increase in blood testing gross profit margins in 2002 as compared with 2001 related to (i) the increase in nucleic acid testing product sales as a percentage of total blood testing product sales and (ii) the timing of manufacturing services under the Ortho-Clinical Diagnostics contract.

        Blood testing gross profit percentages may fluctuate in future periods as the blood testing product and customer mix changes and with the anticipated increase in nucleic acid testing revenues from the Procleix™ HIV-1/ HCV Assay.

        Research and development    Our blood testing segment recognized research and development expenses of $5.2 million and $4.1 million for the three months ended June 30, 2002 and 2001, respectively, and $9.4 million and $8.4 million for the six months ended June 30, 2002 and 2001, respectively. The increase in research and development spending in 2002 compared with 2001 primarily was due to the continued development of nucleic acid testing technology and the timing of activities under the Ortho-Clinical Diagnostics contract.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    Our blood testing segment recognized selling, general and administrative expenses of $8.0 million and $5.7 million for the three months ended June 30, 2002 and 2001, respectively, and $15.2 million and $12.7 million for the six months ended June 30, 2002 and 2001, respectively. The increased selling, general and administrative expenses related to the expansion of our customer base for the Procleix™ HIV-1/HCV Assay in the U.S., Europe and other international markets.

Other

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our other segment did not recognize any collaborative agreement revenues during the three and six months ended June 30, 2002. Our other segment recognized collaborative agreement revenues of $3.0 million for each of the three and six months ended June 30, 2001, under an agreement with Novartis AG, which expired on December 31, 2001.

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

        Royalty and license fee revenues    Our other segment earns royalties on third party sales of, and license fees on, several products. Our other segment recognized royalty and license fee revenues of $13.7 million and $16.8 million for the three months ended June 30, 2002 and 2001, respectively, and $28.5 million and $56.1 million for the six months ended June 30, 2002 and 2001, respectively.

        Hepatitis C Virus and HIV    Our other segment earns royalties and license fees related to the use of our hepatitis C virus and HIV patents by various third parties. Our other segment's royalty and license fee revenues related to the use of these patents consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Royalty revenues	$13,593	$11,795	$28,439	$23,409
License fee revenues	—	5,000	—	30,000

	$13,593	$16,795	$28,439	$53,409

        F. Hoffmann La-Roche settlement    In October 2000, we entered into three license agreements with F. Hoffmann La-Roche Limited related to the settlement of litigation in the U.S. and certain other countries for use of our hepatitis C virus and HIV nucleic acid testing intellectual property for use in clinical diagnostics.

        Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to F. Hoffmann La-Roche's use of our hepatitis C virus patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to F. Hoffmann La-Roche's use of our hepatitis C virus patent in its in vitro diagnostic products, which commenced in the first quarter 2001. The increase in royalty revenues in 2002 as compared with 2001 primarily related to increased product sales recognized by F. Hoffmann La-Roche.

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

        Bayer    In connection with the sale of Chiron Diagnostics to Bayer Corporation, we granted Bayer rights under HIV and hepatitis C virus patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid us a license fee of $100.0 million, which became nonrefundable in decreasing amounts over a period of three years. We recognized the final portion of revenue in the fourth quarter 2001. We recognized license fee revenues for the three and six months ended June 30, 2001, which represented the portion of the $100.0 million payment that became nonrefundable during that period. In addition, the cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer, which increased in 2002 as compared with 2001.

        Organon Teknika    In January 2001, we granted Organon Teknika BV rights under certain of our HIV patents. The agreement provides for royalties on future sales by Organon Teknika of assays for the detection of nucleic acid sequences for use in in vitro diagnostic (excluding blood screening) products, which commenced in the first quarter 2001.

        The balance of royalty and license fee revenues for the three and six months ended June 30, 2002 and 2001 in the table above consisted of various other agreements, which individually were not material.

        F. Hoffmann La-Roche PCR agreement    Under a July 1991 agreement between F. Hoffmann La-Roche Limited and Cetus Corporation (a company acquired by Chiron), we received royalties on sales of polymerase chain reaction products and services sold by F. Hoffmann La-Roche and its licensees. For the six months ended June 30, 2001, we recognized $2.6 million under this agreement. F. Hoffmann La-Roche's royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter 2000. However, we estimated royalties on polymerase chain reaction product sales based on previous period actual sales. In the following quarter, we recorded an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual polymerase chain reaction product sales for that period. As a result, we recorded the $2.6 million adjustment for the final fourth quarter 2000 royalties in the first quarter 2001.

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

        Selling, general, and administrative    For the three months ended June 30, 2002 and 2001, our other segment recognized selling, general and administrative expenses of $19.4 million and $15.9 million, respectively, and $35.0 million and $29.3 million for the six months ended June 30, 2002 and 2001, respectively. The increase in selling, general and administrative expenses in 2002 as compared with 2001 primarily was due to our continued investment in and defense of our patents and technology as well as increased general and administrative expenses since our acquisition of Matrix Pharmaceutical in the first quarter 2002.

        Write-off of purchased in-process technologies    The write-off of purchased in-process technologies was $54.8 million in 2002.

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

        Restructuring and reorganization    We previously recorded restructuring and reorganization charges related to (i) the integration of our worldwide vaccines operations, (ii) the closure of our Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of our business operations. The closure of our Puerto Rico and St. Louis facilities and the ongoing restructuring of our business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 371 positions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs.

        For the six months ended June 30, 2002, we had no restructuring and reorganization adjustments. Of the 371 positions for elimination, 363 had terminated as of June 30, 2002.

        For the six months ended June 30, 2001, we recorded net restructuring and reorganization activity, which included a charge of $0.2 million and a charge reversal of $0.2 million. The charge of $0.2 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions, of which 359 had terminated as of June 30, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

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

        Interest expense    For the three months ended June 30, 2002 and 2001, we recognized interest expense of $3.1 million and $0.9 million, respectively, and $6.3 million and $1.3 million for the six months ended June 30, 2002 and 2001, respectively. The increase in interest expense in 2002 as compared with 2001 primarily was due to the interest expense recognized on the Liquid Yield Option Notes that were issued in June 2001.

        Other income, net    Other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. For the three months ended June 30, 2002 and 2001, we recognized interest income of $9.3 million and $12.1 million, respectively, and $19.1 million and $25.5 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in interest income in 2002 as compared with 2001 primarily was due to lower average interest rates, partially offset by higher average cash and investment balances following the $401.8 million received upon issuance of the Liquid Yield Option Notes in June 2001.

        We invest in a diversified portfolio of financial investments, including debt and equity securities. The price of these securities is subject to significant volatility. We perform periodic reviews for temporary or other-than-temporary impairment of our securities and record adjustments to the carrying values of those securities accordingly. For the six months ended June 30, 2002 and 2001, we recognized losses attributable to the other-than-temporary impairment of certain of these equity securities of $4.6 million and $4.5 million, respectively. In the second quarter 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us $5.1 million—the full principal plus interest. We recorded $1.5 million in other income, net, for the six months ended June 30, 2002.

        For the three and six months ended June 30, 2002, we recognized gains of $7.8 million and $14.3 million, respectively, and $6.0 million for each of the three and six months ended June 30, 2001, related to the sale of certain equity securities.

        On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein's gross profit, through 2003. We received an annual payment of $5.4 million and $2.5 million during the six months ended June 30, 2002 and 2001, respectively.

        Income taxes    The effective tax rate for 2002 is 27.0% of pretax income from continuing operations, excluding the write-off of purchased in-process technologies related to the Matrix Pharmaceutical acquisition. The effective tax rate for the six months ended June 30, 2001 was 31.4% of pretax income from continuing operations. The write-off of purchased in-process technologies in 2002 is not tax deductible. The 2002 effective tax rate is lower than the 2001 effective tax rate due to the non-deductibility of goodwill amortization in 2001 and increased benefits received in 2002 from foreign income taxed at rates lower than the U.S. tax rate. The effective tax rate may be affected in future periods by changes in management's estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

        Discontinued operations    In a strategic effort to focus on its core businesses of biopharmaceuticals, vaccines and blood testing, we completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively.

        Under the terms of the Bausch & Lomb agreement related to the sale of Chiron Vision, we provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify Bausch & Lomb against certain potential claims. In the second quarter 2001, we reversed the remaining reserves of $1.5 million upon the sale of the remaining real estate assets, as discussed below. This amount was recorded as a component of "Gain on disposal of discontinued operations."

        We retained certain Chiron Vision assets, including certain Chiron Vision real estate assets with a carrying value of $25.1 million, upon the completion of the sale. As of March 31, 2001, the remaining real estate assets amounted to $1.9 million. In April 2001, we sold these remaining real estate assets and recognized a net gain on the sale of these assets of $1.6 million. This gain was recorded as a component of "Gain on disposal of discontinued operations."

New Accounting Standards

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. We are currently analyzing the effect, if any, the adoption of this standard will have on our consolidated financial statements.

        In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale. SFAS 144 also supercedes the business segment concept in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations. We adopted the provisions of SFAS 144 effective January 1, 2002. The implementation of the provisions of this standard did not have a material effect on our consolidated financial position or results of operations.

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

        In connection with the transitional goodwill impairment evaluation, the adoption of SFAS 142 requires us to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, we identified our reporting units as of January 1, 2002. We then determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We subsequently determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit's carrying amount. Each reporting unit's fair value exceeds its carrying amount. Based on this analysis, we have no indication of a transitional impairment loss and no further analysis is required.

        In addition, we must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations.

        In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We must adopt the provisions of SFAS 143 effective January 1, 2003, with earlier application encouraged. We are currently analyzing the effect, if any, the adoption of this standard will have on our consolidated financial statements.

        We understand that the Financial Accounting Standards Board is considering new rules on the accounting for certain off-balance sheet lease financing. Such rules may require that, among other things, certain off-balance sheet lease financing and the related leased facilities be recorded on the balance sheet. As new information is released, we will continue to monitor the impact of these rules on our June 1996 lease financing, disclosed in Note 12, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments," in our Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

        Our capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings and issuance of common stock. Our cash and investments in marketable debt securities, which totaled $1,250.9 million at June 30, 2002, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

        Sources and uses of cash    We had cash and cash equivalents of $268.3 million and $294.7 million at June 30, 2002 and 2001, respectively.

        Operating activities    For the six months ended June 30, 2002, net cash provided by operating activities was $82.6 million as compared with $15.3 million for the six months ended June 30, 2001. The increase in cash provided by operating activities was due primarily to (i) higher income from operations before depreciation and amortization and other non-cash charges, (ii) the timing of payments received under the Betaferon® royalty arrangement and (iii) lower tax payments. Income from operations before depreciation and amortization and other non-cash charges was $166.6 million for the six months ended June 30, 2002 as compared with $127.4 million for the same six month period in 2001. In addition, we made approximately $17.0 million in federal tax payments during the first half of 2002 as compared with approximately $24.8 million in the first half of 2001.

        Unutilized net operating loss carryforwards and federal business credits attributed to the acquisition of PathoGenesis Corporation carried forward into 2002 amounted to approximately $30.4 million and $6.0 million, respectively, and are available to offset future domestic taxable income through 2007 and are expected to be fully utilized to reduce tax payments in 2002.

        Unutilized net operating loss carryforwards and federal business credits attributed to the acquisition of Matrix Pharmaceutical amounting to approximately $289.8 million and $8.8 million, respectively, are available to offset future domestic taxable income through 2021. We estimate that we will utilize approximately $3.0 million in 2002 and $3.4 million in 2003 and thereafter, as restricted pursuant to section 382 of the Internal Revenue Code, of such net operating loss carryforwards and federal business credits.

        We anticipate that research and development expenditures in 2002 will primarily be driven by (i) those activities under our December 2001 and June 2002 collaboration agreements with Inhale Therapeutic Systems, Inc. related to, among other things, the development of a dry powder formulation of our inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients and a dry powder inhaleable erythromyclamine product targeted for the treatment of acute exacerbations of chronic bronchitis, (ii) those activities related to the development of tezacitabine, obtained as a part of the acquisition of Matrix Pharmaceutical in the first quarter 2002 and (iii) those activities related to the development of interleukin-2 in combination with various monoclonal antibodies. Net cash from operating activities will fund these research and development activities.

        Investing activities    For the six months ended June 30, 2002, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $320.7 million, net cash paid to acquire Matrix Pharmaceutical, Inc. of $54.9 million, capital expenditures of $54.3 million, purchases of equity securities and interests in affiliated companies of $3.1 million, other uses of cash of $0.9 million, and cash paid for acquisition costs related to the acquisition of PathoGenesis of $0.4 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $311.1 million, proceeds from the sale of equity securities and interests in affiliated companies of $13.4 and proceeds from the sale of assets of $0.2 million.

        In April 2001, we entered into a collaboration with Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Our commitment is approximately 26.4 million Euro ($26.1 million) at June 30, 2002 for the expansion of our Italian manufacturing facilities, of which we had incurred costs of 0.4 million Euro ($0.4 million), as of June 30, 2002. This agreement started in the fourth quarter of 2001 and is expected to continue through 2008. We currently are evaluating various financing alternatives to fund this expansion.

        In February 2001, our Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a parking structure and a research and development facility (including a supporting central utility facility) in Emeryville, California. We had committed to $35.4 million in design and construction services, under which we had incurred costs of $21.1 million, as of June 30, 2002. We may cancel these commitments at any time. Related to the research and development facility, we are evaluating various financing alternatives to fund this expansion.

        The purchases of equity securities and interests in affiliated companies consisted of a $1.3 million capital contribution under a 2001 limited partnership agreement and a $1.8 million capital contribution under a 2000 limited partnership agreement. In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron will pay $15.0 million over ten years, of which $6.6 million was paid through June 30, 2002, for a 6.35% ownership percentage. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $15.3 million was paid through June 30, 2002, for a 23.26% ownership percentage. Chiron accounts for both investments under the equity method of accounting. In addition, in July 2002, we agreed to invest up to $5.0 million in TPG Biotechnology Partners, L.P.

        For the six months ended June 30, 2001, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $666.1 million, capital expenditures of $25.8 million, purchases of equity securities and interests in affiliated companies of $11.1 million and cash paid for acquisition costs related to the acquisition of PathoGenesis of $5.6 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $424.5 million, proceeds from the sale of assets of $8.2 million, proceeds from the sale of equity securities and interests in affiliated companies of $7.6 million and other sources of cash of $2.8 million. In April 2001, we sold the remaining Chiron Vision real estate assets for $3.3 million in cash, and in

January 2001, we sold various assets of our San Diego facility for $4.9 million in cash. The purchases of equity securities and interests in affiliated companies consisted of a $4.3 million capital contribution under a 2001 limited partnership agreement, a $3.9 million capital contribution under a 2000 limited partnership agreement and a $3.0 million capital contribution under a third limited partnership agreement. Under the third limited partnership agreement, we invested in a Singapore-based joint venture, S*BIO, to research and develop therapeutic, diagnostic and vaccine products. We had invested $8.0 million, which we wrote off entirely due to the early stage of the joint venture's research and development activities, for a 19.9% ownership interest and are accounting for the investment under the cost method.

        Financing activities    For the six months ended June 30, 2002, net cash used in financing activities consisted of $45.1 million for the acquisition of treasury stock and $0.3 million for the repayment of short-term borrowings. Cash used in financing activities was offset by $18.0 million in proceeds from the reissuance of treasury stock (primarily related to stock option exercises and employee stock purchases) and $2.0 million in proceeds from put options.

        Our Board of Directors authorized the repurchase of our common stock on the open market to offset the dilution associated with the operation of our stock option and employee stock purchase plans and the granting of share rights. In December 2001, our Board of Directors approved a 5.0 million share increase. The Board has authorized such repurchases through December 31, 2002. As of June 30, 2002, we may repurchase up to an additional 3.7 million shares of our common stock.

        We utilize put options to facilitate the repurchase of common stock. Under our put option program, we enter into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to us a specified number of shares at a specified price per share on a specified date. As of June 30, 2002, we had an outstanding contract with a third party to sell put options on Chiron stock, entitling the holder to sell us 0.3 million shares. In connection with the sale, we collected a $0.9 million premium. For the six months ended June 30, 2002, we collected premiums of $2.0 million. The option expired on August 6, 2002 and had an exercise price of $37.87 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $11.4 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheet at June 30, 2002. On August 6, 2002, our closing stock price was $34.21. Since the closing stock price was below the stipulated $37.87, the third party elected to exercise the options. As a result, we repurchased the shares in the third quarter 2002.

        In July 2002, we entered into another contract with a third party to sell put options on Chiron stock, entitling the holder to sell us 0.5 million shares. In connection with the sale, we collected a $1.7 million premium. The option expires in October 2002 and has an exercise price of $32.05 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $16.0 million, will be reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the third quarter 2002.

        As of December 31, 2001, we had an outstanding contract with a third party to sell put options on Chiron stock, entitling the holder to sell us 0.3 million shares. The option expired on March 28, 2002 and had an exercise price of $45.88 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $13.8 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheet at December 31, 2001. On March 28, 2002, our closing stock price was $45.89. Since the closing stock price was above the stipulated $45.88, the third party elected not to exercise the options. As a result, the temporary equity of $13.8 million was reclassified to permanent equity in the first quarter 2002.

        For the six months ended June 30, 2001, net cash provided by financing activities consisted of $401.8 million in proceeds from the issuance of the Liquid Yield Option Notes, $35.8 million in proceeds from the reissuance of treasury stock primarily related to stock option exercises and employee stock purchases, and $4.2 million in proceeds from put options. Cash provided by financing activities was offset by $63.1 million for the acquisition of treasury stock, $0.6 million related to the repayment of debt and $0.1 million for the repayment of short-term borrowings.

        We are currently evaluating a number of business development opportunities. To the extent that we are successful in reaching agreements with third parties, these transactions may involve selling a significant portion of our current investment portfolio.

        Borrowing arrangements    Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2003. There were no borrowings outstanding under this credit facility at June 30, 2002 and December 31, 2001. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million.

        We also have various credit facilities available outside the U.S. Borrowings under these facilities totaled $0.3 million and $0.5 million at June 30, 2002 and December 31, 2001, respectively. One facility is maintained for all of our European subsidiaries and our 51%-owned Indian subsidiary, and allows for total borrowings of $50.0 million. The Indian subsidiary is limited to total borrowings of 200 million Indian Rupee ($4.1 million at June 30, 2002) under this facility. There were no outstanding borrowings under this facility at June 30, 2002. At December 31, 2001, $0.5 million was outstanding under this facility. Our Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 10.9 million Euro ($10.8 million at June 30, 2002). At June 30, 2002, $0.3 million was outstanding under this facility. There were no outstanding borrowings under this facility at December 31, 2001.

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

Manufacturing

        Most of our products are biologics. Manufacturing biologic products is complex. Unlike chemical pharmaceuticals, a biologic product generally cannot be sufficiently characterized (in terms of its physical and chemical properties) to rely on assaying of the finished product alone to ensure that the product will perform in the intended manner. Accordingly, it is essential to be able to both validate and control the manufacturing process, that is, to show that the process works and that the product is made strictly and consistently in compliance with that process. Slight deviations anywhere in the manufacturing process, including quality control, labeling and packaging, may result in unacceptable changes in the products that may result in lot failures or product recalls. Manufacturing processes which are used to produce the (smaller) quantities of material needed for research and development purposes may not be successfully scaled up to allow production of commercial quantities at reasonable cost or at all. All of these difficulties are compounded when dealing with novel biologic products that require novel manufacturing processes. Accordingly, manufacturing is subject to extensive government regulation. Even minor changes in the manufacturing process require regulatory approval, which, in turn, may require further clinical studies. Specific to one product, TOBI®, we rely on others to supply raw materials and to manufacture TOBI® according to regulatory requirements. We believe either one of our two suppliers of bulk powdered tobramycin will be able to supply sufficient quantities to meet our current needs and we have a supply agreement in place for a minimum term of 5 years with one of the suppliers. We also have an agreement in place for the formulation of TOBI® for a minimum term of 10 years. There can be no assurance that we will be able to obtain future supplies of bulk tobramycin on favorable terms, that contract manufacturers will be able to provide sufficient quantities of TOBI® or that the products supplied will meet specifications. In addition, any prolonged interruption in our operations or in our contractors' manufacturing facilities could result in cancellations of shipments. A number of factors could cause interruptions, including equipment malfunctions or failures, damage to a facility due to natural disasters or suspension of power supplied to these facilities arising out of regional power shortages. Our difficulties or delays or those of our contractors' manufacturing of existing or new products could increase costs and cause loss of revenue or market share.

Raw Materials for Manufacturing

        We use raw materials and other supplies that generally are available from multiple commercial sources. Certain manufacturing processes, however, use materials that are available from sole sources or that are in short supply or difficult for the supplier to produce and certify in accordance with our specifications. Most of our products are biologics. From time to time, concerns are raised with respect to potential contamination of biological materials that are supplied to us. These concerns can further tighten market conditions for materials that may be in short supply or available from limited sources.

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

Stock Price Volatility

        The price of our stock, like that of other pharmaceutical companies, is subject to significant volatility. Any number of events, both internal and external to us, may affect our stock price. These include, without limitation,

  •
  fluctuations in earnings from period to period;

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

  •
  the launch of competing products;

  •
  the resolution of (or failure to resolve) disputes with corporate partners;

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

Earnings Volatility

        Our operating results may vary considerably from quarter to quarter. Any number of factors may affect our quarterly operating results. These factors include, but are not limited to the following,

  •
  inventory management practices;

  •
  the level of pre-clinical and clinical trial-related activities;

  •
  seasonality of certain vaccine products;

  •
  the tender driven nature of certain vaccine products, in particular Menjugate;

  •
  the nature of our collaborative, royalty and license arrangements and other revenue sources;

  •
  foreign currency exchange rate fluctuations; and

  •
  the level of product reserves due to various issues, including seasonality patterns, excess and obsolete inventory, and production yields.

        Our results in any one quarter are not necessarily indicative of results to be expected for a full year.

Accounting Standards, Financial Reporting Requirements and Tax Laws

        We must follow accounting standards, financial reporting requirements and tax laws set by the governing bodies and lawmakers in the U.S. and other countries where we do business. From time to time, these governing bodies and lawmakers implement new and revised rules and laws. These new and revised accounting standards, financial reporting requirements and tax laws may require changes in the future to our financial statements, information filed by us with the governing bodies and enforcement of tax laws against us. It is impossible to predict the impact, if any, on Chiron of future changes to accounting standards, financial reporting requirements and tax laws. In addition, it is possible that the application of certain current accounting standards may change due to environmental factors, which may necessitate a change in our standard practice related to these accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk management    Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the first half of 2002. These activities are discussed in further detail in Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Average Wholesale Pricing

        In July 2002, John Rice filed a class action lawsuit in the Superior Court of the State of California in Alameda County against 41 biotechnology and pharmaceutical companies, including Chiron and Cetus Oncology, in connection with average wholesale prices for various products, including DepoCyt® and oncology drugs, which are reimbursed by Medicare. Plaintiff alleges that defendants violated California Business and Professions Codes by engaging in unfair and fraudulent business practices, and seeks injunctive relief against such practices as well as compensatory and punitive damages.

        It is not known when nor on what basis these matters will be resolved.

Dade Behring Marburg GmbH and Dade Behring S.p.A.

        In January 2001, Dade Behring Marburg GmbH and Dade Behring S.p.A. (collectively, "Dade Behring") filed suit in the Court of Milan, Italy against Chiron seeking a pan European declaration that its Enzygnost® HIV 1 /2 plus immunoassay kit does not infringe Chiron's European Patent No. 0 181 150 (the "150 patent") relating to HIV technology, and to nullify the Italian portion of the 150 patent. In April 2001, Chiron filed a counterclaim seeking a declaration of infringement of the Italian portion of the 150 patent by the Enzygnost® HIV 1 /2 plus kit and related damages. In June 2002, the Court of Milan declared that it lacked jurisdiction over the non-Italian parts of the 150 patent, thereby limiting the lawsuit to issues involving only the Italian portion of the 150 patent.

        It is not known when nor on what basis this matter will be resolved.

F. Hoffmann La-Roche A.G.

        Chiron initiated an action in July 2000 against Roche Diagnostics GmbH in the German Federal Court ("Landgericht") in Dusseldorf, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products infringe Chiron's German Patent Nos. DD 298 527, DD 298 524, DD 287 104, DD 297 446 (collectively, the "German patents") and Chiron's European Patent No. EP 0 450 931 (the "931 patent"). The Landgericht subsequently separated the matter into individual actions and then stayed oral hearings on the 931 patent and German patents pending results of the nullity proceedings initiated by Roche in December 2000 in the German Federal Patent court ("Bundespatentgericht"). The Bundespatentgericht has scheduled hearings on the nullity actions for August 2002.

        In July 2000, Chiron initiated an action against Roche Diagnostics GmbH and related foreign entities in the German Administrative Court ("Verwaltungsgericht") in Karlsruhe, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products in various European countries infringe the 931 patent. Over Roche's objections, the action was referred to the District Court of Mannheim in March 2001. In January 2002, Chiron withdrew the action from certain foreign jurisdictions. Following an oral hearing on January 18, 2002, Chiron voluntarily withdrew its application with respect to certain jurisdictions and the Court dismissed the case as to the remaining countries finding that it lacked jurisdiction to entertain Chiron's application for cross-border relief with the facts presented. The Court made no finding with regard to validity on infringement of the 931 patent. Chiron filed an appeal with the Karlsruhe Superior Regional Court in May 2002, and a hearing on Chiron's appeal has been scheduled for September 2002.

        It is not known when nor on what basis these matters will be resolved.

German Red Cross Donation Service and Working Society of Physicians

        In October 2001, the German Red Cross Donation Service and Working Society of Physicians brought a complaint against Chiron and Roche before the Commission of the European Communities (the "Commission"). These matters generally allege that Chiron and Roche have engaged in certain anticompetitive actions that violate Articles 81 and 82 of the Treaty Establishing the European Community (the "EC Treaty") in connection with HIV and hepatitis C virus nucleic acid tests in blood screening. The complainants seek a determination that Roche pricing for its blood screening kits based upon the number of donations tested is unreasonable and should be prohibited through interim measures to be ordered by the Commission prior to final resolution of the action. A prohibition of "per-donation" pricing could have a significant adverse effect upon royalties payable by Roche to Chiron and upon Chiron's revenues from sale of its own blood screening products in Europe. It is not known whether or if the Commission will order any interim measures. Chiron filed its initial response with the Commission in January 2002. In February 2002, the Sanquin Blood Services Foundation in the Netherlands also filed a complaint against Chiron and Roche before the Commission. The Sanquin complaint, filed in support of the German complaint, similarly alleges anticompetitive practices in violation of Articles 81 and 82 of the EC Treaty. The National Blood Authority of England also filed a related complaint with the Commission against Chiron and Roche in February 2002. The National Blood Authority complaint focused exclusively on hepatitis C virus licensing. Chiron has been informed that blood banking entities from Finland and Luxembourg have filed similar complaints with the Commission.

        In July 2002, the Directorate General for Competition provided its provisional assessment concerning both the October 2000 hepatitis C virus and HIV nucleic acid testing licensing agreements for clinical diagnostics and the May 2001 hepatitis C virus and HIV nucleic acid testing licensing agreements for blood screening between Chiron and Roche which had been notified to the European Commission in May 2001 and September 2001, respectively, and the complaints referenced above. The provisional assessment indicates that certain field of use restrictions and most favored nation license provisions appear to give rise to competition restrictions incompatible with Article 81(1) of the EC Treaty and unlikely to qualify for exemption under Article 81(3) of the EC Treaty. The provisional assessment did not indicate that the per donation pricing was incompatible with the EC Treaty. Chiron will respond to the provisional assessment. It is not known when or whether the Commission will determine to initiate formal proceedings in this matter. Final resolution of these cases could involve substantial fines and damage awards, in addition to the material adverse effect of interim measures or final remedies that may be ordered.

        It is not known when nor on what basis these matters will be resolved.

Lipton et al.

        On February 18, 2000, the United States District Court for the Western District of Washington dismissed with prejudice all eight consolidated putative class action lawsuits that had been filed in March and April 1999 against PathoGenesis Corporation, its chief executive officer and its chief financial officer. The eight consolidated lawsuits alleged claims on behalf of all purchasers of PathoGenesis Corporation common stock during the period January 15, 1999 to March 22, 1999. Plaintiffs claimed that PathoGenesis Corporation and its officers violated certain provisions of the federal securities laws by making statements in early 1999 regarding PathoGenesis Corporation's 1998 financial results. The court's order dismissed the consolidated cases and bars plaintiffs from filing another lawsuit on the matter. In March 2002, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal order. Plaintiffs did not appeal the decision, and the matter is therefore concluded.

Sorin Biomedica/Snia

        In June 1994, Sorin Biomedica S.p.A. ("Sorin") filed a lawsuit with the Court of Milan, Italy against Chiron and Ortho Diagnostic Systems S.p.A. seeking a declaration of nullity and non-infringement of the Italian counterpart to Chiron's European Patent 0 318 216 (the "216 patent") claiming hepatitis C virus immunodiagnostic technology. Chiron denied Sorin's allegations and filed a counterclaim seeking a declaration of infringement. In February 1997, the Court enjoined Sorin from manufacturing or selling hepatitis C virus immunoassay kits in Italy. After Sorin made further objections, the Court ruled in October 1999 that certain 216 patent claims were valid and that Sorin's hepatitis C virus immunoassay infringed the 216 patent. In June 2000, the European Patent Office Technical Board Of Appeals upheld the validity of the 216 patent in an amended form which deleted claims that Chiron alleged to have been infringed by Sorin. In December 2000, Snia S.p.A., Sorin's parent company, filed an appeal in the Court of Milan asking the Court to declare the Italian portion of the 216 patent null and void and to award Snia damages. On March 14, 2001, Chiron denied Snia's allegations and asked the Court to dismiss the case. In May 2002, the Court of Appeal of Milan declared that Snia's claims were inadmissible and dismissed Snia's appeal. This judgment is subject to appeal.

        In January 2002, Chiron filed a complaint against Snia in the Court of Milan asserting that Snia's manufacture and sale of certain hepatitis C virus immunodiagnostics infringe the 931 patent. Chiron seeks a declaration of infringement based on the 931 patent, as well as damages.

        It is not known when nor on what basis these matters will be resolved.

Item 4. Submission of Matters to a Vote of Security Holders

(a)
Chiron held its Annual Meeting of Stockholders on May 16, 2002.

(b)
Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)
The two matters voted upon at the meeting were: (i) election of four directors to hold office for three years until the Annual Meeting of Stockholders in the year 2005; and (ii) ratification of the appointment of Ernst & Young LLP as Chiron's independent auditors for the year ending December 31, 2002.

            (i)  The following votes were cast for or were withheld with respect to each of the nominees for director:

Directors	For	Withheld
Lewis W. Coleman	169,500,842	1,770,132
Paul L. Herrling	169,913,706	1,357,268
William J. Rutter	168,365,008	2,905,966
Jack W. Schuler	168,365,008	2,905,966

        All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2005 as noted above. No abstentions or broker non-votes were cast for the election of directors.

        The following directors shall continue in office after Chiron's Annual Meeting of Stockholders held on May 16, 2002: Raymund Breu, Seán P. Lance and Pieter J. Strijkert shall continue in office until the Annual Meeting of Stockholders in the year 2003; Vaughn D. Bryson, Pierre E. Douaze and Edward E. Penhoet shall continue in office until the Annual Meeting of Stockholders in the year 2004.

          (ii)  With respect to the proposal to ratify the appointment of Ernst & Young LLP as Chiron's independent auditors, 167,764,333 votes were cast for the proposal, 2,871,868 votes were cast against the proposal, and 634,773 votes abstained. No broker non-votes were cast in connection with the proposal. The selection of Ernst & Young LLP as the Chiron's independent auditors for the year ending December 31, 2002 was declared to have been ratified.

Item 5. Other Information

        Audit Committee Membership    Consistent with the Nasdaq audit committee structure and membership requirements, the Audit Committee is comprised of three members: Messrs. Coleman, Breu and Schuler. Mr. Breu is the Chief Financial Officer and a Member of the Executive Committee of Novartis. Because of the nature of Chiron's relationship with Novartis (see "Certain Relationships and Related Transactions" of Chiron's Definitive Proxy Statement, filed with the Securities and Exchange Commission on March 27, 2002) and Mr. Breu's affiliation with Novartis, he is deemed to be a "non-independent" director. As permitted under the Nasdaq requirements, the Board carefully considered Mr. Breu's affiliation with Novartis as well as his accounting and financial expertise and determined that it is in the best interest of Chiron and its shareholders that he continue to serve as a member of the Audit Committee. Both Mr. Coleman and Mr. Schuler are independent directors under the Nasdaq requirements.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Exhibit
3.01	Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on August 17, 1987, incorporated by reference to Exhibit 3.01 of Chiron's report on Form 10-K for fiscal year 1996.
3.02	Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to Exhibit 3.02 of Chiron's report on Form 10-K for fiscal year 1996.
3.03	Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
3.04	Bylaws of Chiron, as amended, incorporated by reference to Exhibit 3.04 to Chiron's report on Form 10-K for fiscal year 2000.
4.01	Indenture between Chiron and State Street Bank and Trust Company, dated as of June 12, 2001, incorporated by reference to Exhibit 4.01 of Chiron's report on Form 10-Q for the period ended June 30, 2001.
4.02	Registration Rights Agreement between Chiron and Merrill Lynch & Co., Inc., and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, incorporated by reference to Exhibit 4.02 of Chiron's report on Form 10-Q for the period ended June 30, 2001.
4.03	Form of Liquid Yield Option Note™ due 2031 (Zero Coupon — Senior) (included as exhibits A-1 and A-2 to the Indenture filed as Exhibit 4.01 above), incorporated by reference to Exhibit 4.03 of Chiron's report on Form 10-Q for the period ended June 30, 2001.
4.04	Reserved.
10.317	Association Agreement Regarding the Sale and Servicing of Blood Screening Products, dated as of May 1, 2002, between America's Blood Centers and Chiron, and Form of Member Supplement. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.503	Forms of Stock Option Agreements, Chiron 1991 Stock Option Plan, as amended, for Non-Employee Directors of Chiron.*
10.505	Form of Amendment Letter to Automatic Share Rights Letter Agreement for Non-Employee Directors of Chiron, Chiron 1991 Stock Option Plan, as amended.*
10.506	Form of Amendment Letter to Automatic Stock Option Agreement for Non-Employee Directors of Chiron, Chiron 1991 Stock Option Plan, as amended.*

*
Management contract, compensatory plan or arrangement.

(b)
Reports on Form 8-K

        None.

CHIRON CORPORATION
June 30, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Chiron has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: August 9, 2002	BY:	/s/ SEÁN P. LANCE Seán P. Lance President and Chief Executive Officer; Chairman of the Board
DATE: August 9, 2002	BY:	/s/ JAMES R. SULAT James R. Sulat Vice President; Chief Financial Officer
DATE: August 9, 2002	BY:	/s/ DAVID V. SMITH David V. Smith Vice President, Finance; Principal Accounting Officer

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
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
CHIRON CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (Unaudited)
PART II
SIGNATURES