Form 10-Q
period 2002-09-30
CHIRON CORP
filed 2002-11-12
CIK 706539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

☒  Yes        ☐  No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at October 31, 2002
Common Stock, $0.01 par value	188,122,353

CHIRON CORPORATION

TABLE OF CONTENTS

Item 1. Financial Statements

CHIRON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$316,945	$320,673
Short-term investments in marketable debt securities	628,466	456,506

Total cash and short-term investments	945,411	777,179
Accounts receivable, net	288,350	223,358
Current portion of notes receivable	1,870	5,103
Inventories	135,766	111,357
Current net deferred income tax asset	45,748	33,717
Derivative financial instruments	7,693	756
Other current assets	41,056	30,677

Total current assets	1,465,894	1,182,147
Noncurrent investments in marketable debt securities	354,378	524,858
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	149,576	144,789
Laboratory, production and office equipment	401,424	361,423
Leasehold improvements	92,580	89,392
Construction-in-progress	68,327	26,341

	711,907	621,945
Less accumulated depreciation and amortization	(360,745)	(308,557)

Property, plant, equipment and leasehold improvements, net	351,162	313,388
Purchased technologies, net	262,368	279,298
Goodwill	237,081	224,742
Other intangible assets, net	145,793	155,086
Investments in equity securities and affiliated companies	78,017	146,984
Noncurrent notes receivable	7,930	9,706
Noncurrent derivative financial instruments	18,635	—
Other noncurrent assets	30,669	30,700

	$2,951,927	$2,866,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,028	$56,773
Accrued compensation and related expenses	50,945	47,020
Derivative financial instruments	206	2,861
Short-term borrowings	—	526
Current portion of unearned revenue	22,914	22,328
Income taxes payable	96,677	83,099
Other current liabilities	120,515	111,766

Total current liabilities	349,285	324,373
Long-term debt	414,875	408,696
Noncurrent derivative financial instruments	267	7,646
Noncurrent net deferred income tax liability	36,616	58,944
Noncurrent unearned revenue	65,659	74,371
Other noncurrent liabilities	42,410	42,873
Minority interest	5,004	3,894

Total liabilities	914,116	920,797

Commitments and contingencies (Note 8)
Put options	16,025	13,764

Stockholders' equity:
Common stock	1,917	1,917
Additional paid-in capital	2,451,077	2,441,281
Deferred stock compensation	(16,797)	(17,506)
Accumulated deficit	(278,353)	(360,997)
Accumulated other comprehensive income (loss)	13,046	(21,286)
Treasury stock, at cost (3,666,000 shares at September 30, 2002 and 2,341,000 shares at December 31, 2001)	(149,104)	(111,061)

Total stockholders' equity	2,021,786	1,932,348

	$2,951,927	$2,866,909

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales, net	$272,190	$214,039	$657,067	$556,545
Equity in earnings of unconsolidated joint businesses	32,356	21,260	78,548	59,141
Collaborative agreement revenues	4,977	11,449	17,786	32,480
Royalty and license fee revenues	48,047	44,672	138,419	147,817
Other revenues	10,911	10,538	28,136	26,767

Total revenues	368,481	301,958	919,956	822,750

Operating expenses:
Cost of sales	97,432	79,494	239,823	198,053
Research and development	81,635	80,469	243,938	249,846
Selling, general and administrative	68,159	62,197	202,022	181,882
Amortization expense	7,504	11,498	22,328	34,383
Write-off of purchased in-process technologies	—	—	54,781	—
Other operating expenses	5,694	4,076	11,176	12,352

Total operating expenses	260,424	237,734	774,068	676,516

Income from operations	108,057	64,224	145,888	146,234
Gain on sale of assets	—	—	—	2,426
Interest expense	(3,210)	(3,140)	(9,498)	(4,403)
Other income, net	8,696	14,052	41,456	46,279
Minority interest	(477)	(394)	(1,360)	(936)

Income from continuing operations before income taxes	113,066	74,742	176,486	189,600
Provision for income taxes	30,530	23,364	62,443	59,535

Income from continuing operations	82,536	51,378	114,043	130,065
Gain (loss) on disposal of discontinued operations (Note 3)	(320)	1,515	(320)	5,168

Net income	$82,216	$52,893	$113,723	$135,233

Basic earnings per share (Note 2):
Income from continuing operations	$0.44	$0.27	$0.60	$0.69

Net income	$0.44	$0.28	$0.60	$0.71

Diluted earnings per share (Note 2):
Income from continuing operations	$0.43	$0.26	$0.59	$0.67

Net income	$0.43	$0.27	$0.59	$0.69

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income	$82,216	$52,893	$113,723	$135,233

Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period, net of tax (benefit) provision of $(295) and $1,808 for the three months ended September 30, 2002 and 2001, respectively, and $6,154 and $1,263 for the nine months ended September 30, 2002 and 2001, respectively	(6,926)	32,720	48,307	(10,884)
Unrealized derivative gains (losses) from cash flow hedges:
Net unrealized derivative gains (losses) from cash flow hedges arising during the period, net of tax benefit of $516 and $99 for the three and nine months ended September 30, 2001, respectively	—	(819)	—	76
Reclassification adjustment for net (gains) losses included in net income, net of tax (provision) benefit of $116 and $(31) for the three and nine months ended September 30, 2001, respectively	—	184	—	(50)

Net unrealized derivative gains (losses) from cash flow hedges	—	(635)	—	26
Unrealized gains (losses) from investments:
Net unrealized holding losses arising during the period, net of tax benefit of $1,625 and $8,006 for the three months ended September 30, 2002 and 2001, respectively, and $5,157 and $11,407 for the nine months ended September 30, 2002 and 2001, respectively	(2,610)	(12,740)	(8,233)	(17,633)
Reclassification adjustment for net losses (gains) included in net income, net of tax benefit (provision) of $37 and $380 for the three months ended September 30, 2002 and 2001, respectively, and $(3,550) and $(2,271) for the nine months ended September 30, 2002 and 2001, respectively	60	603	(5,742)	(3,598)

Net unrealized losses from investments	(2,550)	(12,137)	(13,975)	(21,231)

Other comprehensive income (loss)	(9,476)	19,948	34,332	(32,089)

Comprehensive income	$72,740	$72,841	$148,055	$103,144

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2001
Net cash provided by operating activities	$191,829	$108,118

Cash flows from investing activities:
Purchases of investments in marketable debt securities	(581,162)	(810,032)
Proceeds from sale and maturity of investments in marketable debt securities	568,549	535,913
Proceeds from notes receivable	5,150	6,599
Capital expenditures	(74,111)	(42,048)
Proceeds from equity forward contracts	5,989	—
Proceeds from sales of assets	429	8,191
Purchases of equity securities and interests in affiliated companies	(5,508)	(11,144)
Proceeds from sale of equity securities and interests in affiliated companies	18,869	11,355
Cash paid for acquisitions, net of cash acquired	(58,176)	(6,922)
Other, net	(3,954)	(2,822)

Net cash used in investing activities	(123,925)	(310,910)

Cash flows from financing activities:
Net (repayment of) proceeds from short-term borrowings	(630)	212
Repayment of debt and capital leases	—	(1,511)
Payments to acquire treasury stock	(96,683)	(163,187)
Proceeds from reissuance of treasury stock	21,968	52,186
Payment of issuance costs on Liquid Yield Option Notes	—	(9,892)
Proceeds from issuance of Liquid Yield Option Notes	—	401,829
Proceeds from put options	3,713	6,045

Net cash (used in) provided by financing activities	(71,632)	285,682

Net (decrease) increase in cash and cash equivalents	(3,728)	82,890
Cash and cash equivalents at beginning of the period	320,673	166,990

Cash and cash equivalents at end of the period	$316,945	$249,880

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

Basis of Presentation

        The information presented in the condensed consolidated financial statements at September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, is unaudited but includes all normal recurring adjustments, which Chiron Corporation believes to be necessary for fair presentation of the periods presented.

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

        Income from continuing operations before income taxes presented in this Form 10-Q reflects increased cost of sales of $1.9 million (a reduction of $1.4 million in net income) for the vaccines segment, compared to Chiron's earnings press release related to the results for the three and nine months ended September 30, 2002. There was a corresponding decrease in inventories of $1.9 million at September 30, 2002. As a result, earnings per share for the three and nine months ended September 30, 2002 in this Form 10-Q reflect these changes.

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

        On July 1, 2002, Chiron acquired the remaining 80.1% ownership of Pulmopharm GmbH, a distributor of TOBI® products in Germany and Austria. Previously, Chiron owned 19.9% of Pulmopharm and accounted for the investment under the equity method. Chiron's acquisition of all of the remaining outstanding shares of common stock of Pulmopharm, including estimated acquisition costs, resulted in a total purchase price of approximately $3.7 million. The acquisition resulted in the recognition of $3.8 million of intangible assets relating to the distribution rights, $1.2 million of goodwill, $0.3 million of tangible assets and $1.6 million of deferred tax liabilities. In addition, on the acquisition date, the carrying value of the original investment in Pulmopharm, which totaled $0.3 million, was reclassified to goodwill. Chiron accounted for the acquisition using the purchase method and included Pulmopharm's operating results in its consolidated operating results beginning on July 1, 2002. Pulmopharm is part of Chiron's biopharmaceuticals segment.

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

        In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron will pay $15.0 million over ten years, of which $7.2 million was paid through September 30, 2002, for a 6.35% ownership percentage. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $17.1 million was paid through September 30, 2002, for a 23.26% ownership percentage. Chiron accounts for both investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46 "Accounting for Limited Partnership Investments." In October 2002, Chiron became a limited partner of TPG Biotechnology Partners, L.P. Chiron will pay $5.0 million over 10 years, of which $1.3 million was paid in October 2002, for an 8.10% ownership percentage.

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

        Chiron recognizes a portion of revenue for product sales of Betaseron® upon shipment to its marketing partner, and the remainder based on a contractual percentage of sales by its marketing partner. Chiron also earns royalties on the marketing partner's European sales of Betaferon® in those cases where Chiron does not supply the product. Prior to the first quarter 2002, Chiron had accounted for non-U.S. product sales on a one-quarter lag and royalties as a percentage of forecast received from its marketing partner, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. Betaseron® sales became available in 2002, and as a result, Chiron is able to recognize Betaseron® product sales and Betaferon® royalties on a current basis. The effect of this change on results, net of tax, was a decrease in net loss for the first quarter 2002 and an increase in net income for the nine months ended September 30, 2002, by $3.1 million for product sales and $2.8 million for royalties ($0.03 per basic and diluted share).

        Certain previously reported amounts have been reclassified to conform with the current period presentation.

Inventories

        Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventories consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Finished goods	$31,430	$26,683
Work-in-process	71,130	60,512
Raw materials	33,206	24,162

	$135,766	$111,357

Income Taxes

        The reported effective tax rate for 2002 is 27.0% of pretax income from continuing operations, excluding the write-off of purchased in-process technologies related to the acquisition of Matrix Pharmaceutical, Inc. (see Note 4). The effective tax rate may be affected in future periods by changes in Chiron's estimates with respect to the deferred tax assets and other items affecting the overall tax rate. Income tax expense for the nine months ended September 30, 2001 was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 31.4%.

Put Options

        Chiron utilizes written put options to reduce the effective costs of repurchasing its common stock. The put option contracts provide that Chiron, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract. Accordingly, these contracts are initially measured at fair value and reported in stockholders' equity as additional paid-in-capital. Subsequent changes in fair value are not recognized. If these instruments are settled through the payment or receipt of cash, additional paid-in-capital is adjusted.

        As of September 30, 2002, Chiron had an outstanding contract with a third party to sell put options on Chiron stock, entitling the holder to sell to Chiron 0.5 million shares. In connection with the sale, Chiron collected a $1.7 million premium. The option expired on October 29, 2002 and had an exercise price of $32.05 per share. The amount of Chiron's obligation to repurchase such shares upon exercise of the outstanding put options, totaling $16.0 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheet at September 30, 2002. On October 29, 2002, Chiron's closing stock price was $38.57. Since the closing stock price was above the stipulated $32.05, the third party elected not to exercise the options. As a result, the temporary equity of $16.0 million was reclassified to permanent equity in the fourth quarter 2002. For the nine months ended September 30, 2002, Chiron collected premiums of $3.7 million and, for contracts which expired, purchased 0.3 million shares in connection with the put option program.

        In October 2002, Chiron entered into a contract with a third party to sell put options on Chiron stock, entitling the holder to sell to Chiron 0.5 million shares. In connection with the sale, Chiron collected a $1.7 million premium. The option expires in January 2003 and has an exercise price of $38.11 per share. The amount of Chiron's obligation to repurchase such shares upon exercise of the outstanding put options, totaling $19.1 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the fourth quarter 2002.

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

Treasury Stock

        Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to "Additional paid-in capital." Losses on reissuance of treasury stock are charged to "Additional paid-in capital" to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to "Accumulated deficit." Chiron charged losses of $8.2 million and $31.1 million for the three and nine months ended September 30, 2002, respectively, and $28.6 million and $69.4 million for the three and nine months ended September 30, 2001, respectively, to "Accumulated deficit" in the Condensed Consolidated Balance Sheets.

New Accounting Standards

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF Issue No. 94-3. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized under such costs. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Chiron is currently analyzing the effect, if any, the adoption of this standard will have on the consolidated financial statements.

        In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale. SFAS 144 also supercedes the business segment concept in Accounting Principles Board (referred to as APB) Opinion No. 30, "Reporting the Results of Operations—Reporting the

Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. Chiron adopted the provisions of SFAS 144 effective January 1, 2002. The implementation of the provisions of this standard did not have a material effect on Chiron's consolidated financial position or results of operations.

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

        The following table sets forth the computations for basic and diluted earnings per share on income from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income (Numerator):
Income from continuing operations available to common stockholders	$82,536	$51,378	$114,043	$130,065
Plus: Interest on convertible Liquid Yield Option Notes, net of taxes	1,787	—	—	—

Income from continuing operations available to common stockholders, plus assumed conversions	$84,323	$51,378	$114,043	$130,065

Shares (Denominator):
Weighted-average common shares outstanding	188,493	189,626	189,175	189,643
Effect of dilutive securities:
Stock options and equivalents	2,826	4,818	3,387	5,085
Warrants	—	107	—	318
Put options	—	31	3	18
Convertible Liquid Yield Option Notes	5,228	—	—	—

Weighted-average common shares outstanding, plus assumed conversions	196,547	194,582	192,565	195,064

Basic earnings per share	$0.44	$0.27	$0.60	$0.69

Diluted earnings per share	$0.43	$0.26	$0.59	$0.67

        The following table sets forth the computations for basic and diluted earnings per share on net income (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income (Numerator):
Net income available to common stockholders	$82,216	$52,893	$113,723	$135,233
Plus: Interest on convertible Liquid Yield Option Notes, net of taxes	1,787	—	—	—

Net income available to common stockholders, plus assumed conversions	$84,003	$52,893	$113,723	$135,233

Shares (Denominator):
Weighted-average common shares outstanding	188,493	189,626	189,175	189,643
Effect of dilutive securities:
Stock options and equivalents	2,826	4,818	3,387	5,085
Warrants	—	107	—	318
Put options	—	31	3	18
Convertible Liquid Yield Option Notes	5,228	—	—	—

Weighted-average common shares outstanding, plus assumed conversions	196,547	194,582	192,565	195,064

Basic earnings per share	$0.44	$0.28	$0.60	$0.71

Diluted earnings per share	$0.43	$0.27	$0.59	$0.69

        For the three months ended September 30, 2002 and 2001, stock options to purchase 16.5 million and 9.0 million shares, respectively, and for the nine months ended September 30, 2002 and 2001, stock options to purchase 13.9 million and 6.7 million shares, respectively, with exercise prices greater than the average market prices of common stock, were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive.

        Also excluded from the computation of diluted earnings per share were 5.2 million shares of common stock for the three months ended September 30, 2001 and the nine months ended September 30, 2002 and 2001, respectively, issuable upon conversion of the Liquid Yield Option Notes, as their inclusion would be anti-dilutive.

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

Note 3—Discontinued Operations

        In a strategic effort to focus on its core businesses of biopharmaceuticals, vaccines and blood testing, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. Discontinued operations had no impact on basic and diluted earnings per share for the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, basic and diluted earnings per share from discontinued operations were $0.01 and $0.02, respectively.

        The "Gain (loss) on disposal of discontinued operations" for the three and nine months ended September 30, 2002 and 2001, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reversal of reserves for severance obligations	$—	$1,600	$—	$1,600
Reversal of reserves for indemnity obligations	—	—	—	1,500
Gain on the sale of the real estate assets	—	—	—	1,644
Employee settlement	(438)	—	(438)	—
Income tax benefit (provision)	118	(85)	118	424

	$(320)	$1,515	$(320)	$5,168

Chiron Diagnostics

        The results of operations for Chiron Diagnostics are reported as a discontinued operation for the three and nine months ended September 30, 2002 and 2001 in the Condensed Consolidated Statements of Operations. In connection with the sale of Chiron Diagnostics, Chiron granted Bayer rights under HIV and hepatitis C virus patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid Chiron a license fee of $100.0 million, which became nonrefundable in decreasing amounts through 2001. For the three and nine months ended September 30, 2001, Chiron recognized license fee revenues of $5.0 million and $15.0 million, respectively, which represented the portion of the $100.0 million payment that became nonrefundable during those periods. This revenue was recorded as a component of "Royalty and license fee revenues" in the Condensed Consolidated Statements of Operations. Chiron recognized the final portion of revenue in the fourth quarter 2001.

        In the third quarter of 2002, Chiron recognized a charge of $0.4 million related to a settlement with a former employee arising out of the sale of Chiron Diagnostics. This amount was recorded as a component of "Gain (loss) on disposal of discontinued operations" for the three and nine months ended September 30, 2002.

        In the third quarter of 2001, Chiron reversed approximately $1.6 million reserved for severance obligations based upon a final reconciliation from Bayer. This amount was recorded as a component of "Gain (loss) on disposal of discontinued operations" for the three and nine months ended September 30, 2001.

Chiron Vision

        Upon completion of the sale of all of the outstanding capital stock of Chiron Vision to Bausch & Lomb Incorporated, Chiron retained Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million. Under the terms of the Bausch & Lomb agreement, Chiron provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify Bausch & Lomb against certain potential claims. In the second quarter of 2001, Chiron reversed the remaining reserves of $1.5 million and recognized a net gain of $1.6 million upon the sale of the remaining real estate assets. These amounts were recorded as components of "Gain (loss) on disposal of discontinued operations" for the nine months ended September 30, 2001.

Income Taxes

        In connection with the sale of Chiron Diagnostics and Chiron Vision, Chiron recorded cumulative net deferred tax assets of $23.7 million as of both September 30, 2002 and December 31, 2001, principally attributable to the timing of the deduction of certain expenses associated with these sales. Chiron also recorded corresponding valuation allowances of $23.7 million as of both September 30, 2002 and December 31, 2001, to offset these deferred tax assets, as management believes that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. The future recognition of these deferred tax assets will be reported as a component of discontinued operations.

Note 4—Acquisitions

        Pulmopharm GmbH    On July 1, 2002, Chiron acquired the remaining 80.1% ownership of Pulmopharm GmbH, a distributor of TOBI® products in Germany and Austria. Previously, Chiron owned 19.9% of Pulmopharm and accounted for the investment under the equity method. Chiron's acquisition of all of the remaining outstanding shares of common stock of Pulmopharm, including estimated acquisition costs, resulted in a total purchase price of approximately $3.7 million. The acquisition resulted in the recognition of $3.8 million of intangible assets relating to the distribution rights, $1.2 million of goodwill, $0.3 million of tangible assets and $1.6 million of deferred tax liabilities. In addition, on the acquisition date, the carrying value of the original investment in Pulmopharm, which totaled $0.3 million, was reclassified to goodwill. Chiron accounted for the acquisition using the purchase method and included Pulmopharm's operating results in its consolidated operating results beginning on July 1, 2002. Pulmopharm is part of Chiron's biopharmaceuticals segment.

        Matrix Pharmaceutical, Inc.    On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. Chiron acquired all of the outstanding shares of common stock of Matrix Pharmaceutical at $2.21 per share, which, including estimated acquisition costs, resulted in a total preliminary purchase price of approximately

$67.1 million. Matrix Pharmaceutical is part of Chiron's biopharmaceuticals segment. Tezacitabine expanded Chiron's portfolio of cancer therapeutics.

        Chiron accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical's operating results, including the seven business days in February 2002, in its consolidated operating results beginning on March 1, 2002. The components and allocation of the preliminary purchase price, based on their fair values, consisted of the following (in thousands):

Consideration and acquisition costs:
Cash paid for common stock	$58,737
Cash paid for options on common stock	2,231
Acquisition costs paid as of September 30, 2002	5,758
Acquisition costs not yet paid as of September 30, 2002	361

Total preliminary purchase price	$67,087

Allocation of preliminary purchase price:
Cash and cash equivalents	$17,337
Assets held for sale	2,300
Deferred tax asset	10,000
Other assets	1,469
Write-off of purchased in-process technologies	54,781
Accounts payable	(2,898)
Accrued liabilities	(15,902)

Total preliminary purchase price	$67,087

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

        Chiron ceased manufacturing operations at the San Diego, California facility and closed the facility during the third quarter 2002. A significant assumption made by Chiron as part of the purchase price allocation was that an assignee would not be found for the manufacturing facility lease. Accordingly, Chiron allocated a portion of the purchase price to a liability for asset disposal and lease cancellation. However, if an assignee is found, Chiron will update the charge for purchased in-process technologies in future periods if necessary.

        As indicated in the above table, a portion of the purchase price was allocated to assets held for sale. In March 2002, Chiron sold the leasehold improvements and assigned the lease related to a facility located in Fremont, California. Chiron received an amount equivalent to the fair value of the assets at the date of acquisition.

        In March 2002, Chiron paid $6.0 million related to a bank loan assumed during the purchase of Matrix Pharmaceutical. This payment is reflected on the Condensed Consolidated Statement of Cash

Flows as a component of "Cash paid for acquisitions, net of cash acquired" for the nine months ended September 30, 2002.

        The deferred tax asset primarily related to future utilization of net operating loss carryforwards. Chiron acquired federal and state net operating loss carryforwards and business credits attributed to Matrix Pharmaceutical of approximately $296.5 million and $9.3 million, respectively. The utilization of such net operating loss carryforwards is limited in any one year under provisions of the Internal Revenue Code. As such, a significant portion of Matrix Pharmaceutical's net operating loss carryforwards is expected to expire unutilized.

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

        For the nine months ended September 30, 2002, Chiron had no restructuring and reorganization adjustments. Of the 371 positions for elimination, 364 were terminated as of September 30, 2002.

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

        The activity in accrued restructuring and reorganization for the nine months ended September 30, 2002 and 2001 is summarized as follows (in thousands):

	Accrual at December 31, 2001	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through September 30, 2002	Amount to Be Utilized In Future Periods
Employee-related costs and Other facility-related costs	$693	$—	$—	$(298)	$395

	Accrual at December 31, 2000	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through September 30, 2001	Amount to Be Utilized In Future Periods
Employee-related costs and Other facility-related costs	$2,655	$186	$(186)	$(1,819)	$836

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

        In addition, as mandated by SFAS 142, Chiron must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations. Chiron performed its annual impairment test as of June 30, 2002 using an approach consistent with the transitional goodwill impairment evaluation described above. Each reporting unit's fair value exceeds its carrying amount. Based on this analysis, Chiron has no indication of an impairment loss and no further analysis is required.

        A reconciliation of reported net income to adjusted net income, as if SFAS 142 had been implemented as of January 1, 2001, is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$82,216	$52,893	$113,723	$135,233
Add back: Goodwill (including assembled workforce) amortization	—	4,265	—	12,798

Adjusted net income	$82,216	$57,158	$113,723	$148,031

Basic earnings per share:
Reported net income	$0.44	$0.28	$0.60	$0.71
Goodwill (including assembled workforce) amortization	—	0.02	—	0.07

Adjusted net income	$0.44	$0.30	$0.60	$0.78

Diluted earnings per share:
Reported net income plus assumed debt conversions	$0.43	$0.27	$0.59	$0.69
Goodwill (including assembled workforce) amortization	—	0.02	—	0.07

Adjusted net income plus assumed debt conversions	$0.43	$0.29	$0.59	$0.76

        Intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2002			December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$331,120	$68,752	$262,368	$331,185	$51,887	$279,298

Patents	$103,413	$49,702	$53,711	$97,900	$42,526	$55,374
Trademarks	50,843	13,485	37,358	47,319	10,481	36,838
Licenses and technology rights	34,450	14,457	19,993	29,881	11,042	18,839
Customer relationships	22,497	6,294	16,203	20,310	4,885	15,425
Know how	10,221	3,785	6,436	9,224	2,916	6,308
Databases	7,100	947	6,153	7,100	592	6,508
Assembled workforce	—	—	—	10,236	2,415	7,821
Other	15,226	9,287	5,939	14,668	6,695	7,973

Total other intangible assets	$243,750	$97,957	$145,793	$236,638	$81,552	$155,086

Total intangible assets subject to amortization	$574,870	$166,709	$408,161	$567,823	$133,439	$434,384

        Intangible assets with a gross carrying value of $3.8 million and accumulated amortization of $0.2 million related to the distribution rights acquired in the acquisition of Pulmopharm were included in Licenses and technology rights at September 30, 2002. The amortization period for these intangible assets is 3.75 years.

        Aggregate amortization expense is as follows (in thousands):

For the nine months ended September 30, 2002 (reported)	$32,379
For the remaining three months in the year ended December 31, 2002 (estimated)	10,729

For the year ended December 31, 2002 (estimated)	$43,108
For the year ended December 31, 2003 (estimated)	$42,227
For the year ended December 31, 2004 (estimated)	$38,798
For the year ended December 31, 2005 (estimated)	$33,860
For the year ended December 31, 2006 (estimated)	$32,220
For the year ended December 31, 2007 (estimated)	$31,507

        The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Goodwill (including assembled workforce):
Balance as of December 31, 2001	$196,513	$28,229	$224,742
Goodwill acquired during the year (Note 4)	1,512	—	1,512
Assembled workforce	1,875	5,946	7,821
Tax impact of implementation (1)	(675)	—	(675)
Effect of exchange rate changes	—	3,681	3,681

Balance as of September 30, 2002	$199,225	$37,856	$237,081

(1)
SFAS 142 requires that, upon implementation, any remaining deferred tax liability related to assembled workforce at January 1, 2002 also be reclassified to goodwill.

Note 7—Segment Information

        Chiron is organized based on the products and services that it offers. Under this organizational structure, there are three reportable segments: (i) biopharmaceuticals, (ii) vaccines and (iii) blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious diseases, using the development and acquisition of technologies related to therapeutic proteins and small molecules. The vaccines segment consists principally of adult and pediatric vaccines for viral and bacterial infections. Chiron sells these vaccines primarily in Germany, Italy, the United Kingdom and other international markets. The vaccines segment is also involved in the development of novel vaccines and vaccination technology. The blood testing segment consists of an alliance with Gen-Probe Incorporated and Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron's alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood and plasma products for viral infection. Chiron's joint business with Ortho-Clinical Diagnostics sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection.

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

        Amortization expense of $5.9 million and $17.7 million for the three and nine months ended September 30, 2002, respectively, related to intangible assets acquired in the PathoGenesis acquisition has been allocated to the biopharmaceuticals segment. Prior to the first quarter 2002, amortization expense relating to these intangibles was allocated to the "Other" segment. Segment information for the three and nine months ended September 30, 2001 has been reclassified to conform with the current period presentation.

        Research and development expenses of $0.2 million and $0.6 million for the three and nine months ended September 30, 2001, respectively, previously allocated to the biopharmaceuticals segment, have been allocated to the vaccines segment to conform with the current period presentation.

        The accounting policies of Chiron's reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies above and in Chiron's Annual Report on Form 10-K for the year ended December 31, 2001. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items such as the write-off of purchased in-process technologies, which is shown as a reconciling item in the table below.

        The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Biopharmaceuticals	$128,053	$103,254	$370,044	$313,497
Vaccines	133,613	123,242	279,078	296,820
Blood testing, includes equity in earnings of unconsolidated joint businesses of $32,356 and $21,260 for the three months ended September 30, 2002 and 2001, respectively, and $78,548 and $59,141 for the nine months ended September 30, 2002 and 2001, respectively	88,971	53,165	223,203	130,907
Other	17,844	22,297	47,631	81,526

Total revenues	$368,481	$301,958	$919,956	$822,750

Income from continuing operations
Biopharmaceuticals	$7,388	$(15,541)	$19,599	$(43,581)
Vaccines	40,350	43,066	50,096	87,417
Blood testing	54,549	27,426	127,662	63,793
Other	5,770	9,273	3,312	38,605

Segment income from operations	108,057	64,224	200,669	146,234
Operating expense reconciling item:
Write-off of purchased in-process technologies	—	—	(54,781)	—

Income from operations	108,057	64,224	145,888	146,234
Gain on sale of assets	—	—	—	2,426
Interest expense	(3,210)	(3,140)	(9,498)	(4,403)
Other income, net	8,696	14,052	41,456	46,279
Minority interest	(477)	(394)	(1,360)	(936)

Income from continuing operations before income taxes	$113,066	$74,742	$176,486	$189,600

Note 8—Commitments and Contingencies

        In October 2002, Chiron became a limited partner of TPG Biotechnology Partners, L.P. Chiron will pay $5.0 million over 10 years, of which $1.3 million was paid in October 2002, for an 8.10% ownership percentage.

        In September 2002, Chiron entered into a ten-year lease to rent an office building in Emeryville, California. The total minimum lease payments over the term of the lease are approximately $9.1 million. At the end of the initial lease term, Chiron has the option to extend the lease term or exercise its purchase option. This lease is accounted for as an operating lease.

        In April 2001, Chiron, Rhein Biotech N.V. (now a part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Chiron's commitment is approximately 26.4 million Euro ($25.8 million) at September 30, 2002 for the expansion of Chiron's Italian manufacturing facilities, of which Chiron had incurred costs of 0.4 million Euro ($0.3 million), as of September 30, 2002. This agreement started in the fourth quarter of 2001 and is expected to continue through 2008.

        In February 2001, Chiron's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a parking structure and a research and development facility (including a supporting central utility facility) in Emeryville, California. Chiron has committed to $36.0 million in design and construction services, under which Chiron has incurred costs of $23.2 million, as of September 30, 2002. Chiron may cancel these commitments at any time. Related to the research and development facility, Chiron is evaluating various financing alternatives to fund this expansion.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        This 10-Q contains forward-looking statements regarding sales growth, product development initiatives, new product marketing, acquisitions and in- and out-licensing activities that involve risks and uncertainties and are subject to change. You should read the discussion below in conjunction with Part I, Item 1.,"Financial Statements," of this 10-Q and Part II, Items 7., 7A. and 8., "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Financial Statements and Supplementary Data," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2001. The forward-looking statements contained in this 10-Q reflect our current beliefs and expectations on the date of this 10-Q. Our actual performance may differ from current expectations due to many factors, including the outcome of clinical trials, regulatory review and approvals, manufacturing capabilities, intellectual property protections and defenses, stock-price and interest-rate volatility, and marketing effectiveness. In particular, there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products, or achieve market acceptance for such new products. There can be no assurance that our out-licensing activity will generate significant revenue, nor that our in-licensing activities will fully protect us from claims of infringement by third parties. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including shareholder and regulatory approvals and the integration of operations.

        We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, under the caption "Factors That May Affect Future Results." Consistent with SEC Regulation FD, we do not undertake an obligation to update the forward-looking information contained in this 10-Q.

        We are a global pharmaceutical company that participates in three healthcare markets: biopharmaceuticals, vaccines and blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious disease, using the development and acquisition of technologies related to therapeutic proteins and small molecules. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany, related to Betaseron®. The vaccines segment consists principally of adult and pediatric vaccines for viral infections including flu, rabies and tick-borne encephalitis, and bacterial infections, including meningococcus C and Haemophilus influenzae type b. We sell these vaccines primarily in Germany, Italy, the United Kingdom and other international markets. Our vaccines segment is also involved in the development of novel vaccines and vaccination technology. The blood testing segment consists of an alliance with Gen-Probe Incorporated and our one-half interest in the pretax operating earnings of our joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Our alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood and plasma products for viral infection. Our joint business with Ortho-Clinical Diagnostics sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. We view certain other revenues and expenses as not belonging to any one segment. As a result, we have aggregated these items into an "Other" segment.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Investments—We invest in debt and equity securities. The price of these securities is subject to significant volatility. We record an impairment charge when we believe that an investment has experienced a decline in value that is other than temporary. Generally, we believe that an investment is impaired if its market value has been below its carrying value for each trading day in a six-month period, at which point we write down the investment. Changes in the market price of these securities may impact our profitability.

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

  •
  Litigation and other contingencies—We maintain accruals for litigation and other contingencies when we believe a loss to be probable and reasonably estimable, as required by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." We base our accruals on information available at the time of such determination. Information may become available to us after that time, for which adjustments to accruals may be required.

        The accounting policies of our reportable segments are the same as those described in Note 1, "The Company and Summary of Significant Accounting Policies," in the Notes to Condensed Consolidated Financial Statements above and in our Annual Report on Form 10-K for the year ended December 31, 2001.

        On July 1, 2002, we acquired the remaining 80.1% ownership of Pulmopharm GmbH, a distributor of TOBI® products in Germany and Austria. We accounted for the acquisition using the purchase method and included Pulmopharm's operating results in our consolidated operating results beginning on July 1, 2002. Pulmopharm is part of our biopharmaceuticals segment.

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

Results of Operations

Biopharmaceuticals

        Product sales    Biopharmaceutical product sales were $105.9 million and $76.8 million for the three months ended September 30, 2002 and 2001, respectively, and $300.4 million and $239.4 million for the nine months ended September 30, 2002 and 2001, respectively. Biopharmaceutical product sales in 2002 and 2001 consisted principally of Betaseron®, TOBI® and Proleukin®.

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

        Betaseron® product sales were $28.5 million and $20.9 million for the three months ended September 30, 2002 and 2001, respectively, and $84.5 million and $67.7 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in Betaseron® product sales in the third quarter 2002 as compared with the third quarter 2001 was due to increased patient demand, price increases and wholesale ordering patterns. The increase in Betaseron® product sales year-to-date 2002 as compared with year-to-date 2001 was partially due to incremental product sales revenues recognized during the first quarter 2002 of $4.3 million. Prior to 2002, we accounted for non-U.S. product sales based on information provided by Schering on a one-quarter lag. More current information of non-U.S. Betaseron® sales is available in 2002, and as a result, we are able to recognize Betaseron® product sales on a current basis. In addition, fluctuations in Berlex Laboratories and Schering's inventory levels, as well as wholesaler inventory levels, following the launch of our new room-temperature formulation, positively influenced sales. Also contributing, to a lesser extent, to the increase in product sales year-to-date 2002 as compared with year-to-date 2001, were increased underlying sales to end users in the U.S. and non-U.S. countries excluding Europe and Canada driven by increased utilization of beta interferon therapy for multiple sclerosis and price increases. Inventory ordering patterns and foreign currency exchange rates may influence future Betaseron® sales.

        Pursuant to the agreement with Schering, we will begin to supply Betaferon® to Schering in the fourth quarter 2002 for certain European markets. This will result in a shift of revenue recognized under this agreement to product sales, and a decrease in royalty revenues, primarily in 2003. Overall biopharmaceutical earnings will be largely unaffected by the transition. In 2001, we began to ship product to Schering for sale in Switzerland. In order to supply Betaferon® to Schering, we are required to make capital improvements to our existing manufacturing facilities. During 2002, we recorded charges related to this project. See "Research and development" below.

        TOBI®    We sell TOBI® directly in the U.S. and in certain international markets. We recognized TOBI® sales of $39.0 million and $33.6 million for the three months ended September 30, 2002 and 2001, respectively and $108.4 million and $89.5 million for the nine months ended September 30, 2002 and 2001, respectively. Increased TOBI® sales primarily related to (i) increased use in the U.S. by patients with cystic fibrosis, (ii) price increases and (iii) the progress of the launch in various European countries. Fluctuations in the Euro exchange rate have also contributed slightly to the increase in 2002 TOBI® sales. These increases were partially offset by an increased level of Medicaid rebates. We continue to pursue the use of TOBI® to treat other serious lung infections and to seek approval in other countries. Wholesale ordering patterns, reimbursement pressures and foreign currency exchange rates may influence future TOBI® sales.

        Proleukin®    Sales of Proleukin® were $32.1 million and $16.4 million for the three months ended September 30, 2002 and 2001, respectively, and $83.7 million and $63.8 million for the nine months ended September 30, 2002 and 2001, respectively. Proleukin® product sales in 2002 as compared with 2001 increased primarily as a result of fluctuations in wholesale ordering patterns and price increases. Wholesale ordering patterns, reimbursement pressures and foreign currency exchange rates may influence future Proleukin® sales.

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

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our biopharmaceuticals segment recognized collaborative agreement revenues of $3.3 million and $6.0 million for the three months ended September 30, 2002 and 2001, respectively, and $10.4 million and $17.8 million for the nine months ended September 30, 2002 and 2001, respectively.

        Novartis    In November 1996, Chiron and Novartis entered into a consent order with the Federal Trade Commission. We granted a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain of our patents related to the Herpes Simplex Virus-thymidine kinase gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis paid us $60.0 million over five years. In connection with this agreement, we recognized collaborative agreement revenues of $2.5 million and $7.5 million for the three and nine months ended September 30, 2001, respectively. This agreement expired in the fourth quarter 2001.

        S*BIO    In the second quarter 2000, we invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products. We also granted S*BIO certain rights to our gene expression and combinatorial chemistry technology. Under this arrangement, we will receive approximately $22.0 million over two years for technology transfer. We recognized collaborative agreement revenues of $2.8 million and $3.0 million for the three months ended September 30, 2002 and 2001, respectively, and $8.9 million for each of the nine months ended September 30, 2002 and 2001 under this arrangement.

        Taisho    In the first quarter 2001, we entered into a collaboration agreement with Taisho Pharmaceutical Co., Ltd. to target macrolide-mediated gene discovery. Under this arrangement, we recognized collaborative agreement revenues of $0.5 million and $0.4 million for the three months ended September 30, 2002 and 2001, respectively, and $1.5 million and $0.6 million for the nine months ended September 30, 2002 and 2001, respectively.

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

        Royalty and license fee revenues    Our biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon® and recombinant insulin and glucagon products. Our biopharmaceuticals segment also earns license fees for technologies, such as hepatitis C virus patents, used by third parties to develop therapeutic products. The biopharmaceuticals segment recognized royalty and license fee revenues of $12.5 million and $13.7 million for the three months ended September 30, 2002 and 2001, respectively, and $46.2 million and $45.1 million for the nine months ended September 30, 2002 and 2001, respectively.

        Betaferon®    We earn royalties on Schering AG's European sales of Betaferon® in those cases where we do not supply the product. For the three months ended September 30, 2002 and 2001, we recognized $9.6 million and $8.8 million, respectively, and $33.8 million and $28.8 million for the nine months ended September 30, 2002 and 2001, respectively, under this arrangement. The increases in Betaferon® royalties year-to-date 2002 as compared with year-to-date 2001 primarily related to incremental revenues recognized during the first quarter 2002 of $3.9 million. Prior to 2002, we accounted for Betaferon® royalties as a percentage of forecast received from Schering, with an adjustment of the estimate to actual in the subsequent quarter. More current information of European Betaseron® sales is available in 2002, and as a result, we are able to recognize Betaferon® royalties on a current basis. In addition, there was increased utilization of beta interferon therapy for multiple sclerosis. These increases were offset partially by the shift of revenue from royalties to product sales related to Switzerland as Schering began to sell product purchased in 2001 into the market. We will begin to supply Betaferon® to Schering in the fourth quarter 2002 for certain European markets. This will result in a shift of revenue recognized under this agreement to product sales, and a decrease in royalty revenues, primarily in 2003. Overall biopharmaceutical earnings will be largely unaffected by the transition.

        Merck    In May 2002, we granted Merck & Co., Inc. rights under certain of our hepatitis C virus patents, for which we recognized a license fee in the second quarter 2002.

        Abbott    In March 2002, we granted Abbott Laboratories rights under certain of our hepatitis C virus patents, for which we recognized a license fee in the first quarter 2002.

        Bristol-Myers Squibb    In July 2001, we granted to Bristol-Myers Squibb Company rights under certain of our hepatitis C virus patents, for which we recognized a license fee in the third quarter 2001.

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

        Novo Nordisk    We earn royalty revenues on insulin and glucagon product sales by Novo Nordisk AS. We recognized $2.5 million and $1.9 million for the three months ended September 30, 2002 and 2001, respectively, and $5.8 million and $5.2 million for the nine months ended September 30, 2002 and 2001, respectively, under this arrangement.

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

        Other revenues    Our biopharmaceuticals segment recognized other revenues of $6.4 million and $6.7 million for the three months ended September 30, 2002 and 2001, respectively, and $13.1 million and $11.1 million for the nine months ended September 30, 2002 and 2001, respectively. Other revenues primarily included contract manufacturing revenues of $6.3 million and $5.9 million for the three months ended September 30, 2002 and 2001, respectively and $12.6 million and $9.7 million for the nine months ended September 30, 2002 and 2001, respectively. The fluctuations resulted from the level of activity and timing of contract manufacturing activities.

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

        Gross profit    Biopharmaceutical gross profit as a percentage of net product sales was 77% and 69% for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, biopharmaceutical gross profit as a percentage of net product sales was 75% and 71%, respectively. Biopharmaceuticals gross profit margins in 2002 as compared with 2001 increased primarily as a result of a more favorable mix of biopharmaceutical product sales, a decrease in royalty expenses and price increases taken earlier this year.

        Biopharmaceutical gross profit percentages may fluctuate significantly in future periods due to production yields and as the biopharmaceutical product and customer mix changes.

        Research and development    Our biopharmaceuticals segment recognized research and development expenses of $60.4 million and $63.1 million for the three months ended September 30, 2002 and 2001, respectively, and $179.7 million and $192.8 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in research and development spending in 2002 as compared with 2001 primarily related to the timing of various clinical trials, including the conclusion of the clinical trial for tifacogin (recombinant Tissue Factor Pathway Inhibitor) for severe sepsis in the fourth quarter 2001. The decreases were offset by the progress in other development platforms, including those activities (i) under our December 2001 collaboration agreement with Inhale Therapeutic Systems, Inc. related to, among other things, the development of a dry powder formulation of our inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients, (ii) related to the development of tezacitabine, obtained as a part of the acquisition of Matrix Pharmaceutical in the first quarter 2002 and (iii) related to the development of interleukin-2 in combination with various monoclonal antibodies. In addition, as discussed in "Product sales—Betaseron®" above, we are required to make capital improvements to our existing manufacturing facilities to support the supply of Betaferon® to Schering. In 2002, in connection with this project, we incurred expenses relating to the development of new processes and the performance of test runs related to the installed equipment.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    Our biopharmaceuticals segment recognized selling, general and administrative expenses of $24.9 million and $19.1 million for the three months ended September 30, 2002 and 2001, respectively, and $68.8 million and $59.0 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in selling, general and administrative expenses year-to-date 2002 as compared with year-to-date 2001 primarily related to sales and marketing costs for various biopharmaceutical post market approval commitments and continued expenses associated with the launch of TOBI® in Europe and administrative costs following the acquisition of Pulmopharm. These increases were partially offset by lower lease payments, which represent variable-rate interest payments (indexed to the London interbank offered rate) on our June 1996 lease financing. The London interbank offered rate was lower in 2002 as compared with 2001.

        Amortization expense    Our biopharmaceuticals segment recognized amortization expense of $6.2 million and $9.6 million for the three months ended September 30, 2002 and 2001, respectively, and $18.0 million and $28.7 million for the nine months ended September 30, 2002 and 2001, respectively. We acquired PathoGenesis Corporation on September 21, 2000 and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to purchased technologies, acquired intangible assets and goodwill. Purchased technologies represented the fair value of research and development projects, which we will develop further after the acquisition date. We are amortizing purchased technologies on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents and databases, which we are amortizing on a straight-line basis over 13 to 16 years. On January 1, 2002, as discussed in "New Accounting Standards" below, we implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. This change was the primary reason for the decrease in amortization expense in 2002 as compared with 2001. As circumstances dictate, we evaluate the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values.

Vaccines

        Product sales    We sell pediatric and adult vaccines in Germany, Italy, the United Kingdom and other international markets. Certain of our vaccine products, particularly our flu vaccine, are seasonal and typically have higher sales in the second half of the year. In addition, we expect Menjugate™ sales to continue to fluctuate as public health authorities consider adoption of broad vaccination programs. Vaccine product sales were $125.5 million and $115.3 million for the three months ended September 30, 2002 and 2001, respectively, and $256.1 million and $267.9 million for the nine months ended September 30, 2002 and 2001, respectively.

        The increase in product sales in the third quarter 2002 as compared with the third quarter 2001 primarily was related to increased influenza vaccine sales as we experienced improved production yields, were first to the market in Germany, had sales to new countries and had increased sales to existing countries due to increased awareness in the overall influenza vaccines market. This was partially offset by lower Menjugate™ sales in the third quarter 2002 as compared with the third quarter 2001. The third quarter of 2001 included shipments to Canada for a universal vaccination campaign. Menjugate™ sales were $6.2 million and $23.1 million for the three months ended September 30, 2002 and 2001, respectively.

        The decrease in product sales year-to-date 2002 as compared with year-to-date 2001 primarily was due to a decline in sales of Menjugate™, our conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C. Menjugate™ sales were $21.9 million and $68.2 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in sales of Menjugate™ in 2002 as compared with 2001 primarily related to fewer shipments, as expected.

The 2001 activity related to the completion of a tender with the National Health Service in the United Kingdom and shipments to Canada, which commenced in the second quarter 2001. As of October 31, 2002, we have orders from various countries to ship approximately $23.0 million of Menjugate™. We are exploring opportunities for additional Menjugate™ sales in other countries. However, we do not expect Menjugate™ shipments in 2002 will be commensurate with those in 2001. Competitive pressures, in particular pricing, may influence future Menjugate™ sales. Sales of all other vaccine products were $234.2 million and $199.7 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in other vaccine product sales year-to-date 2002 as compared with year-to-date 2001, primarily related to increased influenza vaccine sales in the third quarter 2002 as discussed above. Also contributing to the increase in other vaccine product sales year-to-date 2002 as compared with year-to-date 2001 were (i) increased tick-borne encephalitis vaccine sales with the 2002 launch of a new adult formulation and a pediatric formulation in Germany and (ii) increased polio vaccine sales to not-for-profit agencies and developing markets such as India.

        We expect competitive pressures related to many of our vaccine products to continue into the future, primarily as a result of the introduction of competing products into the market, including, but not limited to, new combination vaccines, as listed in Part I, Item 1., "Business—Competition" of our Annual Report on Form 10-K for the year ended December 31, 2001.

        Royalty and license fee revenues    Our vaccines segment earns royalties on third party sales of, and license fees on, several products. The vaccines segment recognized royalty and license fee revenues of $3.7 million and $3.8 million for the three months ended September 30, 2002 and 2001, respectively, and $9.1 million and $13.5 million for the nine months ended September 30, 2002 and 2001, respectively.

        SmithKline Beecham    An agreement with SmithKline Beecham (now part of GlaxoSmithKline plc) provides for royalties on sales of certain vaccine products. Under this agreement, we recognized $1.6 million and $1.7 million of such royalties for the three months ended September 30, 2002 and 2001, respectively, and $5.2 million and $4.4 million of such royalties for the nine months ended September 30, 2002 and 2001, respectively.

        Other    We recognized $2.1 million of royalty revenues primarily on third party sales of hepatitis B virus vaccine products for each of the three months ended September 30, 2002 and 2001, and $3.9 million and $9.1 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in 2002 as compared with 2001 primarily was due to a decrease in sales of hepatitis B virus vaccine products due to competitive multivalent hepatitis B virus vaccine products. In addition, certain terms of one of the hepatitis B virus arrangements expired in the third quarter 2001.

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

        Other revenues    Our vaccines segment recognized other revenues of $4.3 million and $4.1 million for the three months ended September 30, 2002 and 2001, respectively, and $13.4 million and $15.4 million for the nine months ended September 30, 2002 and 2001, respectively.

        Commission revenues    We earn commission revenues on sales of certain hepatitis B virus vaccine products. Commission revenues were $0.3 million and $0.5 million for the three months ended September 30, 2002 and 2001, respectively, and $1.1 million and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in commission revenues in 2002 as compared with 2001 primarily was related to a decrease in sales of hepatitis B virus vaccine products due to competitive multivalent hepatitis B virus vaccine products.

        National Institutes of Health    In the second quarter 2000, we entered into an agreement with the U.S. National Institutes of Health to advance our HIV vaccine program into human clinical trials. Under this arrangement, we could receive $23.2 million over five years. Under a supplemental arrangement, we may perform other work related to the National Institutes of Health's HIV vaccine program on a contract-by-contract basis. We recognized $2.6 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively, and $7.3 million and $7.8 million for the nine months ended September 30, 2002 and 2001, respectively, under these arrangements.

        Contract manufacturing revenues    Our vaccines segment other revenues also included contract manufacturing revenues of $0.4 million for each of the three months ended September 30, 2002 and 2001, and $1.2 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively. The fluctuations resulted from the level of activity and timing of contract manufacturing activities.

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

        Gross profit    Vaccines gross profit as a percentage of net product sales was 60% and 63% for the three months ended September 30, 2002 and 2001, respectively, and 57% and 64% for the nine months ended September 30, 2002 and 2001, respectively. The vaccine gross profit margin in the third quarter 2002 was lower when compared with the third quarter 2001 as last year's gross margin represented the benefit of the heavily weighted average of Menjugate's higher gross margin in the product mix. The decrease in vaccine gross profit margin year-to-date 2002 as compared with year-to-date 2001 primarily related to (i) product reserves in the first half of 2002 due to various issues, including seasonality patterns, excess and obsolete inventory and production yields, (ii) lower sales of Menjugate™ and (iii) the commencement, in the fourth quarter 2001, of royalty payments to Novartis AG based on Menjugate™ sales under the December 1995 Limited Liability Company agreement.

        Vaccines gross profit percentages may fluctuate significantly in future periods due to product and customer mix, seasonality and ordering patterns and production yields.

        Research and development    Our vaccines segment recognized research and development expenses of $17.5 million and $13.7 million for the three months ended September 30, 2002 and 2001, respectively, and $51.4 million and $44.9 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in research and development spending in 2002 compared with 2001 primarily was due to progress in the development of our meningococcal franchise and work related to the HIV vaccine program, partially funded by the U.S. National Institutes of Health.

        In April 2001, Chiron, Rhein Biotech N.V. (now a part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. Under the collaboration agreement, we share the research and development expenses with Berna Biotech and GreenCross Vaccine Corporation. The collaboration agreement also requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine Corporation. Chiron's commitment is approximately 26.4 million Euro ($25.8 million) at September 30, 2002, for the expansion of Chiron's Italian manufacturing facilities (see "Liquidity and Capital Resources—Sources and uses of cash" below).

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    Our vaccines segment recognized selling, general and administrative expenses of $23.4 million and $21.1 million for the three months ended September 30, 2002 and 2001, respectively, and $63.2 million and $58.9 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in selling, general and administrative expenses in the third quarter 2002 as compared with the third quarter 2001 was primarily due to additional costs associated with the enhancement of current business processes. The increase year-to-date 2002 as compared with year-to-date 2001 related to (i) a payment made in the first quarter 2002 to the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government's healthcare program that was expensed in the first quarter 2002, (ii) increased sales and marketing costs associated with the 2002 launch of our newly formulated tick-borne encephalitis vaccine and (iii) additional costs associated with the enhancement of current business processes. These increases were partially offset by the reduced commissions paid under a co-marketing and co-promotion agreement with Aventis Pasteur MSD related to sales of Menjugate™.

        Amortization expense    Our vaccines segment recognized amortization expense of $1.3 million and $1.9 million for the three months ended September 30, 2002 and 2001, respectively, and $4.2 million and $5.6 million for the nine months ended September 30, 2002 and 2001, respectively. In the second quarter 1998, we acquired the remaining 51% interest in Chiron Behring from Hoechst AG and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to acquired intangible assets and goodwill. Acquired intangible assets included the fair value of trademarks, patents and customer lists, which we are amortizing on a straight-line basis over 6 to 20 years. On January 1, 2002, as discussed in "New Accounting Standards" below, we implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. This change was the primary reason for the decrease in amortization expense in 2002 as compared with 2001. As circumstances dictate, we will evaluate the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or book values.

Blood testing

        Product sales    Our blood testing segment recognized product sales of $40.8 million and $22.4 million for the three months ended September 30, 2002 and 2001, respectively, and $100.6 million and $49.7 million for the nine months ended September 30, 2002 and 2001, respectively.

        Procleix™    On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix™ HIV-1/ HCV Assay. Under a collaboration agreement with Gen-Probe Incorporated, we market and sell the Procleix™ HIV-1/ HCV Assay and the related instrument system. In addition to selling directly in the U.S., we also sell in Australia and various European markets. We also have contracts with various agencies and distributors worldwide. We recognize product revenues based on the details of each contract.

        Worldwide product sales related to tests and instruments and the provision of services were $36.0 million and $14.5 million for the three months ended September 30, 2002 and 2001, respectively, and $83.5 million and $33.0 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in product sales year-to-date 2002 as compared with year-to-date 2001 related primarily to commercial pricing in the U.S. During the second quarter 2002, we signed new commercial contracts including those with existing America's Blood Centers customers and the Association of Independent Blood Centers to provide the Procleix™ HIV-1/ HCV Assay. Previously, we extended an existing agreement with the American National Red Cross (ARC), revising the price to commercial levels, which has resulted in increased revenues. In addition, in 2002, we experienced continued

penetration into several markets abroad. Evaluation studies are being conducted to consider the adoption of Procleix ™ HIV-1/ HCV Assay for blood screening in additional countries.

        In the first and second quarters of 2002, we recognized positive adjustments under previously existing contracts with all our U.S. customers for increased donations exceeding contractual minimums. In the third quarter 2001, all of our U.S. customers renewed their investigational use agreements, most with moderate price increases, for nucleic acid testing products.

        Ortho-Clinical Diagnostics    Under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. We recognized product sales under this contract of $4.8 million and $7.9 million for the three months ended September 30, 2002 and 2001, respectively, and $17.1 million and $16.7 million for the nine months ended September 30, 2002 and 2001, respectively. The fluctuations between 2002 and 2001 primarily were due to the timing of manufacturing services. In addition, Chiron manufactures bulk antigens for Ortho-Clinical Diagnostics to be included in products to be sold by Bayer under a June 2001 agreement among Chiron, Ortho-Clinical Diagnostics and Bayer Corporation (see also "Royalty and license fee revenues—Bayer" below).

        We expect competitive pressures related to our blood testing products to continue into the future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1. "Business-Competition" of our Annual Report on Form 10-K for the year ended December 31, 2001.

        Equity in earnings of unconsolidated joint businesses    Our share of earnings from our joint business with Ortho-Clinical Diagnostics, Inc. was $32.4 million and $21.3 million for the three months ended September 30, 2002 and 2001, respectively, and $78.6 million and $59.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in 2002 as compared with 2001 primarily was due to the timing of Ortho's shipments to third parties, increased profitability of Ortho-Clinical Diagnostics' foreign affiliates, expanding sales of assays used on Ortho's Vitros® ECi immunodiagnostic system and nominal price increases in the U.S.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Under the Ortho-Clinical Diagnostics, Inc. contract, we conduct research and development services related to immunodiagnostic products. Our blood testing segment recognized collaborative agreement revenues related to immunodiagnostic products of $1.6 million and $2.4 million for the three months ended September 30, 2002 and 2001, respectively, and $7.0 million and $8.6 million for the nine months ended September 30, 2002 and 2001, respectively. The fluctuations between 2002 and 2001 primarily were due to the timing of research services.

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

        Royalty and license fee revenues    Our blood testing segment earns royalties on third party utilization of our hepatitis C virus and HIV patents for use in blood screening, as well as third party sales of hepatitis C virus and HIV immunodiagnostic products. The blood testing segment recognized royalty and license fee revenues of $14.2 million and $7.2 million for the three months ended September 30, 2002 and 2001, respectively, and $37.0 million and $13.2 million for the nine months ended September 30, 2002 and 2001, respectively.

        F. Hoffmann La-Roche settlement    In October 2000, we entered into three license agreements with F. Hoffmann La-Roche Limited and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV intellectual property. Two agreements relate to in vitro clinical diagnostic products. See "Other—Royalty and license fee revenues" below. The third agreement for blood screening was superseded in May 2001 by two new agreements, one each for hepatitis C virus and HIV. Revenues under these agreements were $13.0 million and $5.9 million for the three months ended September 30, 2002 and 2001, respectively, and $33.2 million and $11.9 million for the nine months ended September 30, 2002 and 2001, respectively. The increase related to a contractual increase in the royalty rates and positive adjustments of the estimate to actual in subsequent periods.

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

        Gross profit    Blood testing gross profit as a percentage of net product sales was 40% and 34% for the three months ended September 30, 2002 and 2001, respectively and 39% and 30% for the nine months ended September 30, 2002 and 2001, respectively. The increase in blood testing gross profit margins in 2002 as compared with 2001 related to (i) the increase in nucleic acid testing product sales as a percentage of total blood testing product sales and (ii) the timing of manufacturing services under the Ortho-Clinical Diagnostics contract. Also impacting the gross profit percentage in the third quarter 2002 was the re-classification of certain instrument technical service costs as a component of cost of goods sold upon commercialization. Previously, these costs were included in selling, general and administrative expenses.

        Blood testing gross profit percentages may fluctuate in future periods as the blood testing product and customer mix changes and with the anticipated increase in nucleic acid testing revenues from the Procleix™ HIV-1/ HCV Assay.

        Research and development    Our blood testing segment recognized research and development expenses of $3.8 million and $3.6 million for the three months ended September 30, 2002 and 2001, respectively, and $13.2 million and $12.0 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in research and development spending in 2002 compared with 2001 primarily was due to the continued development of nucleic acid testing technology and the timing of activities under the Ortho-Clinical Diagnostics contract.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    Our blood testing segment recognized selling, general and administrative expenses of $6.2 million and $7.3 million for the three months ended September 30, 2002 and 2001, respectively. The decreased selling, general and administrative expenses in the third quarter 2002 compared with the third quarter 2001 primarily related to the re-classification of certain instrument technical service costs as a component of cost of goods sold upon commercialization.

Previously, these costs were included in selling, general and administrative expenses. Our blood testing segment recognized selling, general and administrative expenses of $21.4 million and $20.0 million for the nine months ended September 30, 2002 and 2001, respectively. The increased selling, general and administrative expenses year-to-date 2002 compared with year-to-date 2001 related to the expansion of our customer base for the Procleix™ HIV-1/HCV Assay in the U.S., Europe and other international markets. These increases were partially offset by the re-classification of certain instrument technical service costs in the third quarter 2002.

Other

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our other segment did not recognize any collaborative agreement revenues during the three and nine months ended September 30, 2002. Our other segment recognized collaborative agreement revenues of $3.0 million and $6.0 million for the three and nine months ended September 30, 2001, respectively, under an agreement with Novartis AG, which expired on December 31, 2001.

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

        Royalty and license fee revenues    Our other segment earns royalties on third party sales of, and license fees on, several products. Our other segment recognized royalty and license fee revenues of $17.6 million and $20.0 million for the three months ended September 30, 2002 and 2001, respectively, and $46.1 million and $76.1 million for the nine months ended September 30, 2002 and 2001, respectively. The majority of royalty and license fee revenues related to the use of our hepatitis C virus and HIV patents by various third parties.

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

        Bayer    In connection with the sale of Chiron Diagnostics to Bayer Corporation, we granted Bayer rights under HIV and hepatitis C virus patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid us a license fee of $100.0 million, which became nonrefundable in decreasing amounts over a period of three years. We recognized the final portion of revenue in the fourth quarter 2001. We recognized license fee revenues for the three and nine months ended September 30, 2001, which represented the portion of the $100.0 million payment that became nonrefundable during that period. In addition, the cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer, which increased in 2002 as compared with 2001.

        Organon Teknika    In January 2001, we granted Organon Teknika BV rights under certain of our HIV patents. The agreement provides for royalties on future sales by Organon Teknika of assays for the detection of nucleic acid sequences for use in in vitro diagnostic (excluding blood screening) products, which commenced in the first quarter 2001.

        F. Hoffmann La-Roche PCR agreement    Under a July 1991 agreement between F. Hoffmann La-Roche Limited and Cetus Corporation (a company acquired by Chiron), we received royalties on sales of polymerase chain reaction products and services sold by F. Hoffmann La-Roche and its licensees. For the nine months ended September 30, 2001, we recognized $2.6 million under this agreement. F. Hoffmann La-Roche's royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter 2000. However, we estimated royalties on polymerase chain reaction product sales based on previous period actual sales. In the following quarter, we recorded an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual polymerase chain reaction product sales for that period. As a result, we recorded the $2.6 million adjustment for the final fourth quarter 2000 royalties in the first quarter 2001.

        The balance of royalty and license fee revenues for the three and nine months ended September 30, 2002 and 2001 above consisted of various other agreements, which individually were not material.

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

        Selling, general, and administrative    For the three months ended September 30, 2002 and 2001, our other segment recognized selling, general and administrative expenses of $13.7 million and $14.7 million, respectively, and $48.7 million and $44.0 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in selling, general and administrative expenses year-to-date 2002 as compared with year-to-date 2001 primarily was due to our continued investment in and defense of our patents and technology as well as increased general and administrative expenses since our acquisition of Matrix Pharmaceutical in the first quarter 2002.

        Write-off of purchased in-process technologies    On February 20, 2002, we acquired Matrix Pharmaceutical, Inc. and accounted for the acquisition as an asset purchase. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated a portion of the purchase price to purchased in-process technologies and wrote off the entire $54.8 million in the first quarter 2002. We do not anticipate that there will be any alternative future use for the in-process technologies that were written off. In valuing the purchased in-process technologies, we used probability-of-success-adjusted cash flows and a 20% discount rate. We assumed revenue from tezacitabine to commence after 2005. As with all pharmaceutical products, the probability of commercial success for any research and development project is highly uncertain.

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

        For the nine months ended September 30, 2002, we had no restructuring and reorganization adjustments. Of the 371 positions for elimination, 364 had terminated as of September 30, 2002.

        For the nine months ended September 30, 2001, we recorded net restructuring and reorganization activity, which included a charge of $0.2 million and a charge reversal of $0.2 million. The charge of $0.2 million primarily related to revised estimates of termination and other employee-related costs recorded in connection with the elimination of the 371 positions, of which 360 had terminated as of September 30, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

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

        Interest expense    For the three months ended September 30, 2002 and 2001, we recognized interest expense of $3.2 million and $3.1 million, respectively, and $9.5 million and $4.4 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in interest expense in 2002 as compared with 2001 primarily was due to the interest expense recognized on the Liquid Yield Option Notes that were issued in June 2001.

        Other income, net    Other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. For the three months ended September 30, 2002 and 2001, we recognized interest income of $8.8 million and $14.1 million, respectively, and $27.9 million and $40.0 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in interest income in 2002 as compared with 2001 primarily was due to lower average interest rates, partially offset by higher average cash and investment balances following the $401.8 million received upon issuance of the Liquid Yield Option Notes in June 2001.

        We invest in a diversified portfolio of financial investments, including debt and equity securities. The price of these securities is subject to significant volatility. We perform periodic reviews for temporary or other-than-temporary impairment of our securities and record adjustments to the carrying values of those securities accordingly. For the nine months ended September 30, 2002 and 2001, we recognized losses attributable to the other-than-temporary impairment of certain of these equity securities of $4.8 million and $5.5 million, respectively. In the second quarter 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us $5.1 million—the full principal plus interest. We recorded $1.5 million in other income, net, for the nine months ended September 30, 2002.

        For the nine months ended September 30, 2002 and 2001, we recognized gains of $14.3 million and $6.1 million, respectively, related to the sale of certain equity securities.

        On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein's gross profit, through 2003. We received an annual payment of $5.4 million and $2.5 million during the nine months ended September 30, 2002 and 2001, respectively.

        Income taxes    The effective tax rate for 2002 is 27.0% of pretax income from continuing operations, excluding the write-off of purchased in-process technologies related to the Matrix Pharmaceutical acquisition. The effective tax rate for the nine months ended September 30, 2001 was 31.4% of pretax income from continuing operations. The write-off of purchased in-process technologies in 2002 is not tax deductible. The 2002 effective tax rate is lower than the 2001 effective tax rate due to the non-deductibility of goodwill amortization in 2001 and increased benefits received in 2002 from foreign income taxed at rates lower than the U.S. tax rate. The effective tax rate may be affected in future periods by changes in management's estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

        Discontinued operations    In a strategic effort to focus on its core businesses of biopharmaceuticals, vaccines and blood testing, we completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively.

        The "Gain (loss) on disposal of discontinued operations" consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reversal of reserves for severance obligations	$—	$1,600	$—	$1,600
Reversal of reserves for indemnity obligations	—	—	—	1,500
Gain on the sale of the real estate assets	—	—	—	1,644
Employee settlement	(438)	—	(438)	—
Income tax benefit (provision)	118	(85)	118	424

	$(320)	$1,515	$(320)	$5,168

        Under the terms of the Bayer agreement, we were responsible for severance payments to specific U.S. and international employees and, accordingly, reserved for such severance obligations. In the third quarter 2001, we reversed approximately $1.6 million reserved for severance obligations based upon a final reconciliation from Bayer. This amount was recorded as a component of "Gain (loss) on disposal of discontinued operations."

        In the third quarter of 2002, we recognized a charge of $0.4 million related to a settlement with a former employee arising out of the sale of Chiron Diagnostics. This amount was recorded as a component of "Gain (loss) on disposal of discontinued operations."

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

New Accounting Standards

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF Issue No. 94-3. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized under such costs. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. We are currently analyzing the effect, if any, the adoption of this standard will have on our consolidated financial statements.

        In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale. SFAS 144 also supercedes the business segment concept in Accounting Principles Board (referred to as APB) Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. We adopted the provisions of SFAS 144 effective January 1, 2002. The implementation of the provisions of this standard did not have a material effect on our consolidated financial position or results of operations.

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

        In addition, as mandated by SFAS 142, we must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations. We performed our annual impairment test as of June 30, 2002 and have no indication of an impairment loss and no further analysis is required.

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

Liquidity and Capital Resources

        Our capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings and issuance of common stock. Our cash and investments in marketable debt securities, which totaled $1,299.8 million at September 30, 2002, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

        Sources and uses of cash    We had cash and cash equivalents of $316.9 million and $249.9 million at September 30, 2002 and 2001, respectively.

        Operating activities    For the nine months ended September 30, 2002, net cash provided by operating activities was $191.8 million as compared with $108.1 million for the nine months ended September 30, 2001. The increase in cash provided by operating activities was due primarily to (i) higher income from operations before depreciation and amortization and other non-cash charges and (ii) lower tax payments. Income from operations before depreciation and amortization and other non-cash charges was $273.4 million for the nine months ended September 30, 2002 as compared with $244.0 million for the same nine month period in 2001. We made approximately $60.3 million in foreign, federal and state income tax payments during the first nine months of 2002 as compared with approximately $90.6 million in the first nine months of 2001. In the nine months ended September 30, 2002, there was increased cash due to the timing of payments received under the Betaferon® and Roche royalty arrangements. However, these increases were partially offset by the $45.3 million license fee payment received from Bayer in June 2001.

        In September 2002, we entered into a ten-year lease to rent an office building in Emeryville, California. The total minimum lease payments over the term of the lease are approximately $9.1 million. At the end of the initial lease term, we have the option to extend the lease term or exercise the purchase option. This lease is accounted for as an operating lease.

        Unutilized net operating loss carryforwards and federal business credits attributed to the acquisition of PathoGenesis Corporation carried forward into 2002 amounted to approximately $27.6 million and $6.0 million, respectively, and are available to offset future domestic taxable income through 2007 and are expected to be fully utilized to reduce tax payments in 2002.

        Unutilized federal and state net operating loss carryforwards and federal and state business credits attributed to the acquisition of Matrix Pharmaceutical amounting to approximately $296.5 million and $9.3 million, respectively, are available to offset future domestic taxable income through 2021. We estimate that we will utilize approximately $3.0 million and $3.4 million of such net operating losses and business credits in 2002 and in 2003 and thereafter, respectively, as restricted pursuant to section 382 of the Internal Revenue Code.

        We anticipate that research and development expenditures in 2002 will primarily be driven by (i) those activities under our December 2001 and June 2002 collaboration agreements with Inhale Therapeutic Systems, Inc. related to, among other things, the development of a dry powder formulation of our inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients and a dry powder inhaleable erythromyclamine product targeted for the treatment of acute exacerbations of chronic bronchitis, (ii) those activities related to the development of tezacitabine, obtained as a part of the acquisition of Matrix Pharmaceutical in the first quarter 2002, (iii) those activities related to the development of interleukin-2 in combination with various monoclonal antibodies and (iv) expansion of our meningococcal franchise. Net cash from operating activities will fund these research and development activities.

        Investing activities    For the nine months ended September 30, 2002, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $581.2 million, capital expenditures of $74.1 million, net cash paid to acquire Matrix Pharmaceutical, Inc. of $55.4 million, purchases of equity securities and interests in affiliated companies of $5.5 million, cash paid to acquire Pulmopharm of $2.4 million, cash paid for acquisition costs related to the acquisition of PathoGenesis of $0.4 million and other uses of cash of $4.0 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $568.5 million, proceeds from the sale of equity securities and interests in affiliated companies of $18.9 million, proceeds from equity forward contracts of $6.0 million, proceeds from notes receivable of $5.2 million and proceeds from sales of assets of $0.4 million.

        In April 2001, we entered into a collaboration with Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Our commitment is approximately 26.4 million Euro ($25.8 million) at September 30, 2002 for the expansion of our Italian manufacturing facilities, of which we had incurred costs of 0.4 million Euro ($0.3 million), as of September 30, 2002. This agreement started in the fourth quarter of 2001 and is expected to continue through 2008. We currently are evaluating various financing alternatives to fund this expansion.

        In February 2001, our Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a parking structure and a research and development facility (including a supporting central utility facility) in Emeryville, California. We had committed to $36.0 million in design and construction services, under which we had incurred costs of $23.2 million, as of September 30, 2002. We may cancel these commitments at any time. Related to the research and development facility, we are evaluating various financing alternatives to fund this expansion.

        The purchases of equity securities and interests in affiliated companies consisted of a $1.9 million capital contribution under a 2001 limited partnership agreement and a $3.6 million capital contribution under a 2000 limited partnership agreement. In 2001, we became a limited partner of Forward Venture IV, L.P. We will pay $15.0 million over ten years, of which $7.2 million was paid through September 30, 2002, for a 6.35% ownership percentage. In 2000, we became a limited partner of Burrill Biotechnology Capital Fund, L.P. We will pay $25.0 million over five years, of which $17.1 million was paid through September 30, 2002, for a 23.26% ownership percentage. We account for both investments under the equity method of accounting. In October 2002, we became a limited partner of TPG Biotechnology Partners, L.P. We will pay $5.0 million over 10 years, of which $1.3 million was paid in October 2002, for an 8.10% ownership percentage.

        The $5.2 million in proceeds from notes receivable related to amounts collected under promissory notes received in consideration for payment under biopharmaceutical license agreements with SkyePharma plc and Bristol-Myers Squibb Company.

        For the nine months ended September 30, 2001, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $810.0 million, capital expenditures of $42.0 million, purchases of equity securities and interests in affiliated companies of $11.1 million, cash paid for acquisition costs of PathoGenesis of $6.9 million and other uses of cash of $2.8 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $535.9 million, proceeds from the sale of assets of $8.2 million, proceeds from the sale of equity securities and interests in affiliated companies of $11.4 million and proceeds from notes receivable of $6.6 million.

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

        The $6.6 million in proceeds from notes receivable related to amounts collected under an April 1999 biopharmaceutical collaboration agreement and a February 2000 agreement to sell substantially all assets of Chiron's Australian subsidiary to Mimotopes.

        Financing activities    For the nine months ended September 30, 2002, net cash used in financing activities consisted of $96.7 million for the acquisition of treasury stock and $0.6 million for the repayment of short-term borrowings. Cash used in financing activities was offset by $22.0 million in proceeds from the reissuance of treasury stock (primarily related to stock option exercises and employee stock purchases) and $3.7 million in proceeds from put options.

        Our Board of Directors has authorized the repurchase of our common stock on the open market. In December 2001, our Board of Directors approved a 5.0 million share increase. The Board has authorized such repurchases through December 31, 2002. As of September 30, 2002, we may repurchase up to an additional 2.4 million shares of our common stock.

        We utilize written put options to reduce the effective costs of repurchasing our common stock. Under our put option program, we enter into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to us a specified number of shares at a specified price per share on a specified date. As of September 30, 2002, we had an outstanding contract with a third party to sell put options on Chiron stock, entitling the holder to sell us 0.5 million shares. In connection with the sale, we collected a $1.7 million premium. For the nine months ended September 30, 2002, we collected premiums of $3.7 million. The option expired on October 29, 2002 and had an exercise price of $32.05 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $16.0 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheet at September 30, 2002. On October 29, 2002, our closing stock price was $38.57. Since the closing stock price was above the stipulated $32.05, the third party elected not to exercise the options. As a result, the temporary equity of $16.0 million was reclassified to permanent equity in the fourth quarter 2002.

        In October 2002, we entered into a contract with a third party to sell put options on Chiron stock, entitling the holder to sell us 0.5 million shares. In connection with the sale, we collected a $1.7 million premium. The option expires in January 2003 and has an exercise price of $38.11 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $19.1 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the fourth quarter 2002.

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

        For the nine months ended September 30, 2001, net cash provided by financing activities consisted of $401.8 million in proceeds from the issuance of the Liquid Yield Option Notes, $52.2 million in proceeds from the reissuance of treasury stock, primarily related to stock option exercises and employee stock purchases, $6.0 million in proceeds from put options and $0.2 million in net proceeds from short-term borrowings. Cash provided by financing activities was offset by $9.9 million for the payment of issuance costs on the Liquid Yield Option Notes, $163.2 million for the acquisition of treasury stock and $1.5 million for the repayment of debt.

        We are currently evaluating a number of business development opportunities. To the extent that we are successful in reaching agreements with third parties, these transactions may involve selling a significant portion of our current investment portfolio or may cause us to issue Chiron shares.

        Borrowing arrangements    Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at September 30, 2002 and December 31, 2001. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million.

        We also have various credit facilities available outside the U.S. There were no borrowings under these facilities at September 30, 2002. Borrowings under these facilities totaled $0.5 million at December 31, 2001. One facility is maintained for all of our European subsidiaries and our 51%-owned Indian subsidiary, and allows for total borrowings of $50.0 million. The Indian subsidiary is limited to total borrowings of 200 million Indian Rupee ($4.1 million at September 30, 2002) under this facility. There were no outstanding borrowings under this facility at September 30, 2002. At December 31, 2001, $0.5 million was outstanding under this facility. Our Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 10.9 million Euro ($10.7 million at September 30, 2002). There were no outstanding borrowings under this facility at September 30, 2002 and December 31, 2001.

Factors That May Affect Future Results

        As a global pharmaceutical company, we are engaged in a rapidly evolving and often unpredictable business. The forward-looking statements contained in this 10-Q and in other periodic reports, press releases and other statements issued by us from time to time reflect our current beliefs and expectations concerning objectives, plans, strategies, future performance and other future events. The following discussion highlights some of the factors, many of which are beyond our control, which could cause actual results to differ. You should read the discussion below in conjunction with Part II, Items 7. and 8., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Regulatory Standards

        We must obtain and maintain regulatory approval in order to market most of our products. Generally, these approvals are on a product-by-product and country-by-country basis. In the case of therapeutic products, a separate approval is required for each therapeutic indication. See Part I, Item 1. "Business-Government Regulation" in our Form 10-K for the year ended December 31, 2001. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, regulations may be amended from time to time. Revised regulations may require us to reformulate products on a country or regional basis, obtain additional regulatory approvals, and/or accept additional risks that our products will not maintain market acceptance or be eligible for third party insurance coverage. Increased regulatory scrutiny and restrictions regarding marketing practices for products that are subject to government reimbursement may impact the sales of such products. There is no guarantee that we will be able to satisfy these new regulatory requirements and may suffer a loss of revenue as a result.

Manufacturing

        Most of our products are biologics. Manufacturing biologic products is complex. Unlike chemical pharmaceuticals, a biologic product generally cannot be sufficiently characterized (in terms of its physical and chemical properties) to rely on assaying of the finished product alone to ensure that the product will perform in the intended manner. Accordingly, it is essential to be able to both validate and control the manufacturing process, that is, to show that the process works and that the product is made strictly and consistently in compliance with that process. Slight deviations anywhere in the manufacturing process, including quality control, labeling and packaging, may result in unacceptable changes in the products that may result in lot failures or product recalls. Manufacturing processes which are used to produce the smaller quantities of material needed for research and development purposes may not be successfully scaled up to allow production of commercial quantities at reasonable cost or at all. All of these difficulties are compounded when dealing with novel biologic products that require novel manufacturing processes. Additionally, manufacturing is subject to extensive government regulation. Even minor changes in the manufacturing process require regulatory approval, which, in turn, may require further clinical studies. For some of our products we rely on others to supply raw materials and to manufacture those products according to regulatory requirements.

        In addition, any prolonged interruption in our operations or those of our partners could result in cancellations of shipments. A number of factors could cause interruptions, including equipment malfunctions or failures, damage to a facility due to natural disasters, such as an earthquake, suspension of power supplied to these facilities arising out of regional power shortages or terrorist activities and armed conflict, including as a result of the disruption of operations of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

Mishandling of Hazardous Materials Could Result in Substantial Costs

        In connection with our research and manufacturing activities, we utilize some hazardous materials. Great care is taken to ensure we have appropriate procedures and permits in place for storing and handling such hazardous materials. We could be subject to loss of our permits, government fines or penalties and/or other adverse governmental action if such hazardous materials are stored, handled or released into the environment in violation of law or any permit. A substantial fine or penalty, the payment of significant environmental remediation costs or the loss of a permit or other authorization to operate or engage in our ordinary course of business could materially adversely affect our business.

Reliance on Third Party Manufacturers

        We use raw materials and other supplies that generally are available from multiple commercial sources. Certain manufacturing processes, however, use materials that are available from sole sources, or that are in short supply, or are difficult for the supplier to produce and certify in accordance with our specifications. From time to time, concerns are raised with respect to potential contamination of biological materials that are supplied to us. These concerns can further tighten market conditions for materials that may be in short supply or available from limited sources. Moreover, regulatory approvals to market our products may be conditioned upon obtaining certain materials from specified sources. Our ability to substitute material from an alternate source may be delayed pending regulatory approval of such alternate source. Although we work to mitigate the risks associated with relying on sole suppliers, there is a possibility that material shortages could impact production.

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

        We are a key provider for the blood screening field of NAT and immunodiagnostics. In NAT, we rely on our collaborative partner, Gen-Probe to manufacture the Procleix™ HIV-1/ HCV Assay and source the related instrument system. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription-Mediated Amplification technology. In immunodiagnostics, under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits sold in the clinical diagnostics and blood screening fields. While we and our partners work to mitigate the risks associated with being a key provider, there can be no assurance that our partner, Gen-Probe will be able to provide sufficient quantities of the Procleix™ HIV-1/ HCV Assay and the related instrument system or that we will be able to manufacture sufficient bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. Our difficulties or delays or those of our partners' could cause a public health concern for the blood supply, as well as increase costs and cause loss of revenue or market share.

Patents Held By Third Parties May Delay or Prevent Commercialization

        Third parties, including competitors, have patents and patent applications in the U.S. and other significant markets that may be useful or necessary for the manufacture, use or sale of certain products and products in development by us and our corporate partners. It is likely that third parties will obtain these patents in the future. Certain of these patents may be broad enough to prevent or delay us and our corporate partners from manufacturing or marketing products important to our current and future business. We cannot accurately predict the scope, validity and enforceability of these patents, if granted, the extent to which we may wish or need to obtain licenses to these patents, and the cost and availability of these licenses. If we do not or cannot obtain these licenses, products may be withdrawn from the market or delays could be encountered in market introduction while an attempt is made to design around these patents, or we could find that the development, manufacture or sale of such products is foreclosed. We could also incur substantial costs in licensing or challenging the validity and scope of these patents.

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

Product Liability

        We are exposed to product liability and other claims in the event that the use of our products is alleged to have resulted in adverse effects. While we will continue to take precautions, we may not avoid significant product liability exposure. Although we maintain product liability insurance, there is no guarantee that this coverage will be sufficient. It is not feasible to obtain adequate insurance coverage for certain products and essentially we are self-insured in relation to these products. If we are sued for any injury caused by our products, we could suffer a significant financial loss.

        As we are a key provider for the blood screening field of NAT and immunodiagnostics, we may have exposure to product liability, in the event that our difficulties or delays or those of our partners could cause a public health concern for the blood supply.

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

Chiron's Patents May Not Prevent Competition or Generate Revenues

        We seek to obtain patents on many of our inventions. Without the protection of patents, competitors may be able to use our inventions to manufacture and market competing products without being required to undertake the lengthy and expensive development efforts made by us and without having to pay royalties or otherwise compensate us for the use of the invention. We have no assurance that patents and patent applications owned or licensed to us will provide substantial protection. Important legal questions remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets. We do not know how many of our pending patent applications will be granted, or the effective coverage of those that are granted. In the U.S. and other important markets, the issuance of a patent is neither conclusive as to its validity nor the enforceable scope of its claims. We have engaged in significant litigation to determine the scope and validity of certain of our patents and expect to continue to do so. An adverse outcome of litigation could result in the reduction or loss of royalty revenues. Engaging in patent litigation against one party may place significant royalty revenues received or to be received from other parties at risk. Even if we are successful in obtaining and defending patents, there can be no assurance that these patents will provide substantial protection. The length of time necessary to resolve patent litigation successfully may allow infringers to gain significant market advantage. Third parties may be able to design around the patents and develop competitive products that do not use the inventions covered by our patents. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the third party's product is needed to meet a threat to public health or safety in that country, or the patent owner has failed to "work" the invention in that country, or the third party has patented improvements). In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent.

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

Our Relationship With Novartis AG Could Limit Our Ability to Enter into Transactions, Pursue Opportunities in Conflict With Novartis and Cause the Price of Our Common Stock to Decline

        We have an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, and as a result of subsequent stock issuances by Chiron, Novartis' ownership interest in Chiron is approximately 42.2% as of September 30, 2002. The Governance Agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron's Certificate of Incorporation or By-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis' request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock. For more information on our relationship with Novartis, see Note 8—"Related Party Transactions," in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Accounting Standards, Financial Reporting and Corporate Governance Requirements and Tax Laws

        We must follow accounting standards, financial reporting and corporate governance requirements and tax laws set by the governing bodies and lawmakers in the U.S. and other countries where we do business. From time to time, these governing bodies and lawmakers implement new and revised rules and laws. These new and revised accounting standards, financial reporting and corporate governance requirements and tax laws may require changes to our financial statements, the composition of our board of directors, the composition, the responsibility and manner of operation of various board-level committees, the information filed by us with the governing bodies and enforcement of tax laws against us. Implementing changes required by such new standards, requirements or laws likely will require a significant expenditure of time, attention and resources, especially by our senior management. It is impossible to predict the impact, if any, on Chiron of future changes to accounting standards, financial reporting and corporate governance requirements and tax laws. In addition, it is possible that the application of certain current accounting standards may change due to environmental factors, which may necessitate a change in our standard practice related to these accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk management    Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the third quarter of 2002. These activities are discussed in further detail in Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures    Within the ninety days prior to the date of this Quarterly Report, Chiron carried out an evaluation under the supervision and with the participation of Chiron's management, including Chiron's CEO and CFO, of the effectiveness of the design and operation of Chiron's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 or 15d-14. Based on that evaluation, Chiron's management, including the CEO and CFO, concluded that Chiron's disclosure controls and procedures were effective in timely alerting them to material information relating to Chiron, required to be included in Chiron's periodic SEC filings.

  (b)
  Changes in internal controls    There have been no significant changes in Chiron's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II

Item 1. Legal Proceedings

        We are party to certain lawsuits and legal proceedings, which are described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2001. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001.

Average Wholesale Pricing

        In December 2001, Citizens for Consumer Justice and 13 other named plaintiffs filed a class action lawsuit in the United States District Court for the District of Massachusetts against 29 biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including DepoCyt®, which are reimbursed by Medicare. Plaintiffs alleged that defendants violated federal antitrust and racketeering laws by devising and implementing a fraudulent pricing scheme against Medicare and Medicare beneficiaries, and sought declaratory relief, as well as compensatory and punitive damages. In March 2002, Plaintiffs filed an amended complaint that eliminated the antitrust allegations and changed the subject drug from DepoCyt® to Mitomycin®, a generic oncology drug sold by the Cetus-Ben Venue Therapeutics partnership. In September 2002, Citizens for Consumer Justice filed a Master Consolidated Class Action Complaint that withdrew Chiron as a defendant. Therefore, Chiron is no longer a party to this action.

        Between July and September 2002, three separate class action lawsuits were filed in two California Superior Courts against Chiron, Cetus Oncology, and numerous other biotechnology and pharmaceutical companies. Plaintiff's claims are based upon alleged violations of the California Business and Professions Codes. These matters seek compensatory and punitive damages, plus injunctive relief, against Chiron in connection with setting the average wholesale prices for various oncology drugs, including DepoCyt®.

        It is not known when nor on what basis these matters will be resolved.

F. Hoffmann La-Roche A.G.

        Chiron initiated an action in July 2000 against Roche Diagnostics GmbH in the German Federal Court ("Landgericht") in Dusseldorf, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products infringe Chiron's German Patent Nos. DD 298 527, DD 298 524, DD 287 104, DD 297 446 (collectively, the "German patents") and Chiron's European Patent No. EP 0 450 931 (the "931 patent"). The Landgericht subsequently separated the matter into individual actions and then stayed oral hearings pending results of the nullity proceedings initiated by Roche in December 2000 in the German Federal Patent court ("Bundespatentgericht") against the same patents. In August 2002, the Bundespatentgericht upheld the validity of the German patents, but nullified the German portion of the 931 patent. The Bundespatentgericht's judgments are all subject to appeal, and Chiron expects to appeal the judgment on the 931 patent. Based on the Bundespatentgericht judgments, the Landgericht in Dusseldorf has scheduled oral hearings in the German patent infringement suits for May 2003. The 931 infringement suit in the Landgericht is still stayed pending the anticipated appeal of the Bundespatentgericht's judgment in the 931 nullity suit.

        In January 1997, Chiron and Ortho-Clinical Diagnostics, Inc. filed suit against F. Hoffman-LaRoche AG in the Regional Court of Dusseldorf, Germany, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products infringed Chiron's EP 0 318 216 (the "216 patent"). The suit sought damages and injunctive relief. In April 1999, the Court granted Chiron's application and entered an injunction. In September 1999, Roche appealed the decision to the Court of Appeals in

Dusseldorf. Following withdrawal of certain claims from the 216 patent, Chiron rescinded the injunction and substituted the aforementioned 931 and German patents in the appellate proceeding. Oral hearings before the Court of Appeals on the German patents are scheduled for May 2003. Oral hearings on the 931 patent are stayed pending the expected appeal of the Bundespatentgericht's judgment in the 931 nullity suit.

        It is not known when nor on what basis these matters will be resolved.

        In July 2000, Chiron initiated an action against Roche Diagnostics GmbH and related foreign entities in the German Administrative Court in Karlsruhe, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products in various European countries infringe the 931 patent. Over Roche's objections, the action was referred to the District Court of Mannheim in March 2001. Following an oral hearing on January 18, 2002, Chiron voluntarily withdrew its application with respect to certain jurisdictions and the Court dismissed the case as to the remaining countries finding that it lacked jurisdiction to entertain Chiron's application for cross-border relief with the facts presented. The Court made no finding with regard to validity or infringement of the 931 patent. This jurisdictional judgment is now final.

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

        In July 2002, the Directorate General for Competition provided its provisional assessment concerning both the October 2000 hepatitis C virus and HIV nucleic acid testing licensing agreements for clinical diagnostics and the May 2001 hepatitis C virus and HIV nucleic acid testing licensing agreements for blood screening between Chiron and Roche which had been notified to the European Commission in May 2001 and September 2001, respectively, and the complaints referenced above. The provisional assessment indicates that certain field of use restrictions and most favored nation license provisions appear to give rise to competition restrictions incompatible with Article 81(1) of the EC Treaty and unlikely to qualify for exemption under Article 81(3) of the EC Treaty. The provisional assessment did not indicate that the per donation pricing was incompatible with the EC Treaty. Chiron has responded to the provisional assessment. It is not known when or whether the Commission will determine to initiate formal proceedings in this matter. Final resolution of these cases could involve substantial fines and damage awards, in addition to the material adverse effect of interim measures or final remedies that may be ordered.

        It is not known when nor on what basis these matters will be resolved.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit	Description
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
3.04	Bylaws of Chiron, as amended.
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
4.03
Form of Liquid Yield Option Note™ due 2031 (Zero Coupon—Senior) (included as exhibits A-1 and A-2 to the Indenture filed as Exhibit 4.01 hereto), incorporated by reference to Exhibit 4.03 of Chiron's report on Form 10-Q for the period ended June 30, 2001.
4.04	Reserved.
10.102	Amended and Restated Revolving Credit Agreement, dated as of August 13, 2002 (the "Credit Agreement"), by and between Chiron and Bank of America, N.A. (the "Bank"), and exhibits thereto.
10.318
Amendment No. 3 to Agreement with Gen-Probe Incorporated entered into effective April 1, 2002. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
  (b)
  Reports on Form 8-K

        On September 24, 2002, Chiron filed a Current Report on Form 8-K, reporting under Item 5, the appointment of Denise O'Leary to Chiron's Board of Directors, effective September 24, 2002, thereby increasing the number of directors from ten to eleven. Ms. O'Leary will serve until the next annual meeting of stockholders in May 2003, and thereafter until her successor is duly elected and qualified, or until her earlier resignation or removal.

CHIRON CORPORATION
September 30, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Chiron has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: November 12, 2002	By:	/s/ SEÁN P. LANCE Seán P. Lance President and Chief Executive Officer; Chairman of the Board
DATE: November 12, 2002	By:	/s/ JAMES R. SULAT James R. Sulat Vice President; Chief Financial Officer
DATE: November 12, 2002	By:	/s/ DAVID V. SMITH David V. Smith Vice President, Finance; Principal Accounting Officer

CERTIFICATIONS

        I, Seán P. Lance, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Chiron Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        DATE: November 12, 2002

/s/ SEÁN P. LANCE Seán P. Lance President and Chief Executive Officer; Chairman of the Board

        I, James R. Sulat, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Chiron Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        DATE: November 12, 2002

/s/ JAMES R. SULAT James R. Sulat Vice President and Chief Financial Officer

QuickLinks

CHIRON CORPORATION TABLE OF CONTENTS
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In thousands)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
CHIRON CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (Unaudited)
SIGNATURES
CERTIFICATIONS