Form 10-K
period 2002-12-31
CHIRON CORP
filed 2003-03-05
CIK 706539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2002 was $3.9 billion.

        The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 31, 2003 was $4.0 billion. The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 2003:

Title of Class	Number of shares
Common Stock, $0.01 par value	186,982,443

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 15, 2003 are incorporated by reference into Item 5. Part II and into Part III of this Report.

PART I

ITEM 1. BUSINESS

Our Policy on Forward-Looking Statements

        This 10-K contains forward-looking statements regarding our expectations, hopes or intentions regarding the future, including statements relating to sales growth, product development initiatives, new product marketing, acquisitions, competition, in- and out-licensing activities and expected cost savings that involve risks and uncertainties and are subject to change. The forward-looking statements contained in this 10-K reflect our current beliefs and expectations on the date of this 10-K. Actual results, performance or outcomes may differ from current expectations. Our actual performance may differ from current expectations due to many factors, including the outcome of clinical trials, regulatory review and approvals, manufacturing capabilities, intellectual property protections and defenses, stock-price and interest-rate volatility, and marketing effectiveness. In particular, there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products, or achieve market acceptance for such new products. There can be no assurance that our out-licensing activity will generate significant revenue, nor that our in-licensing activities will fully protect us from claims of infringement by third parties. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including stockholder and regulatory approvals and the integration of operations. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, in Part II, Item 7. of this 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Factors That May Affect Future Results." Consistent with SEC Regulation FD, we do not undertake an obligation to update the forward-looking information contained in this 10-K.

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

Focus on Cancer and Infectious Disease

        Chiron is focused on developing products for cancer and infectious disease. We continue to build upon our cancer franchise, which has three dimensions: immune system modulators, monoclonal antibodies and novel anti-cancer agents. In the infectious disease area, we have a range of products spanning all three of our business units.

Biopharmaceuticals

        Chiron Biopharmaceuticals discovers, develops, manufactures and markets a range of therapeutic products. Our products include:

  •
  Betaseron® (inteferon beta-1b), for multiple sclerosis;

  •
  TOBI® (tobramycin solution for inhalation) for pseudomonal lung infections in cystic fibrosis patients;

  •
  Proleukin® (aldesleukin) for cancer; and

  •
  PDGF, the active ingredient in Regranex® Gel.

Vaccines

        Chiron Vaccines, the fifth largest vaccines business in the world, currently offers more than 30 vaccines including meningococcal, flu, travel and pediatric vaccines. We provide a range of vaccines, including:

  •
  Menjugate™, a conjugated vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C;

  •
  Fluad®, an innovative adjuvanted influenza vaccine;

  •
  Encepur™, a preservative-free vaccine against tick-borne encephalitis; and

  •
  Rabipur™/RabAvert®, a cell culture vaccine against rabies.

Blood Testing

        Chiron Blood Testing provides products used by the blood banking industry. With our collaborator, Gen-Probe Incorporated, we are developing and commercializing nucleic acid testing blood screening assays, including the Procleix® HIV-1/HCV Assay. Through our joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company, we develop and market a line of immunodiagnostic screening and supplemental tests for infectious diseases.

Intellectual Property

        Chiron has a large portfolio of intellectual property, with material positions in hepatitis C virus and HIV. Chiron has entered into numerous collaborations and licensing agreements with major companies, particularly in the areas of blood screening and diagnostics.

Corporate History, Headquarters and Website Information

        We were incorporated in California in 1981 and merged into a Delaware corporation in November 1986. Our principal executive offices are located at 4560 Horton Street, Emeryville, California 94608, and our main telephone number is (510) 655-8730. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.chiron.com as soon as reasonably practicable after such filings are electronically filed with the SEC.

Product Descriptions

Biopharmaceuticals

        Chiron manufactures Betaseron® for sale outside of Europe and Betaferon ® for sale in Europe and certain other international markets by Berlex Laboratories, Inc. and its parent company, Schering AG of Germany. Betaseron® is approved for relapsing/remitting multiple sclerosis in over 70 countries, including the U.S. and the European Union, and for secondary progressive multiple sclerosis in approximately 60 countries, including the European Union, Canada, Australia and New Zealand. In the second quarter of 2002, we launched a room temperature formulation of Betaseron®, which is the only room temperature beta interferon currently marketed in the U.S. Chiron will introduce a diluent syringe for Betaseron® in the U.S. and Japan in the second half of 2003 to further increase ease of use. Multiple sclerosis is an autoimmune disease in which the patient's immune system attacks and destroys an element of the patient's own central nervous system. The active ingredient in Betaseron® is a modified form of a beta interferon produced naturally by the human body. Interferons help to regulate the immune system, and Betaseron® is thought to help slow down the immune system's attack on nerve tissue. While the ways in which Betaseron® actually affects multiple sclerosis are not clearly understood, it has been demonstrated clinically that Betaseron® may decrease the nerve damage associated with multiple sclerosis. It has been shown to reduce the overall frequency of multiple sclerosis relapses, which are also called exacerbations or attacks, as well as the number of moderate and severe relapses. We also receive royalties from the sale of an identical product in Europe, Betaferon®, which is manufactured by Boehringer Ingelheim and marketed by Schering in Europe to treat patients with relapsing remitting and secondary progressive multiple sclerosis.

        TOBI® is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer and is the cornerstone of Chiron's inhaled antibiotic franchise. TOBI® has been tested and approved for cystic fibrosis patients with Pseudomonas aeruginosa lung infections. Cystic fibrosis is caused by a genetic mutation which prevents cells from building a special protein required for normal movement of sodium chloride (salt) in and out of cells lining the lungs and other organs. This abnormal movement causes secretion of thick, sticky mucus in the airways. This mucus is not cleared from the airways and, as a result, bacteria begin to grow, causing infection. Respiratory infections are treated with antibiotics, often in aerosol form. The antibiotic aerosol fights infection, alleviates constriction of the airways and reduces systemic toxicity associated with the antibiotic agent. Pseudomonas aeruginosa is the most common bacterium causing lung infections in people with cystic fibrosis. Appropriate treatment of these chronic lung infections is a major contributor to the extended life span of patients with cystic fibrosis and to improved quality of life. The TOBI® formulation is well tolerated by patients, thereby leading to increased patient compliance and more effective control of infection compared to other antibiotic aerosols. Antibiotic therapy rarely eradicates bacteria in the respiratory tract of patients with cystic fibrosis. However, treatment with TOBI® decreases the bacterial load, reduces the associated inflammatory response, and improves overall lung function. TOBI® is the first inhaled antibiotic solution to be approved by the U.S. Food and Drug Administration and has been sold in the U.S. since January 1998. TOBI® is marketed in the U.S., the European Union, Canada, Switzerland, Norway, Israel, Argentina, Australia, New Zealand and Brazil.

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

        Sales of Betaseron®, which include product sales to Berlex Laboratories and Schering and royalties earned on Schering's European sales of Betaferon®, accounted for approximately 13% (9% product sales and 4% royalties), 12% (9% product sales and 3% royalties) and 12% (8% product sales and 4% royalties) of our consolidated total revenues in 2002, 2001 and 2000, respectively. Sales of TOBI® accounted for approximately 12%, 11% and 3% of our consolidated total revenues in 2002, 2001 and 2000, respectively. Sales of Proleukin® accounted for approximately 9%, 8% and 12% of our consolidated total revenues in 2002, 2001 and 2000, respectively. No other biopharmaceutical product accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

Vaccines

        In 2000, Chiron commenced sales of Menjugate™, a conjugate vaccine against meningococcal disease caused by the bacterium N. meningitidis serogroup C. Invasive infection with the bacteria N. meningitidis can lead to meningitis and septicemia (blood poisoning). Meningococcal meningitis, which can be caused by multiple serogroups (A, B, C, W, Y and others), is associated with both high mortality and morbidity. In March 2000, the Medicines Control Agency approved Menjugate™ for sale in the United Kingdom. The National Health Service in the United Kingdom accepted our tender to supply Menjugate™ each year since then. We are also selling Menjugate™ in Canada, Germany, Ireland, Spain, Hungary, France and Australia. We have received approval to market Menjugate™ elsewhere in the European Union through the mutual recognition procedure.

        Chiron also manufactures and markets Fluad®, an adjuvanted flu vaccine, which uses our proprietary MF-59, an adjuvant which improves the body's immunologic reaction. Adjuvants are compounds that amplify the immune response generated by vaccine antigens. This adjuvanted vaccine accords longer lasting protection to older patients protecting them from influenza and its complications. Fluad® currently is marketed in Italy, Germany, Austria and Spain (under a different trade name). We have gained approval to market Fluad® in 12 countries of the European Union through the European mutual recognition procedure.

        In 2000, we entered into a co-promotion and co-marketing agreement with Aventis Pasteur MSD related to Menjugate™ and Fluad®. Under the agreement, Aventis Pasteur MSD assists Chiron in marketing and sales efforts (co-promotion) related to Menjugate™ in the United Kingdom and Ireland. Aventis Pasteur MSD distributes, co-markets and sells Menjugate™ under its own label in the rest of Europe. Aventis Pasteur MSD similarly co-markets Fluad® in Europe. Our distribution agreement with Aventis Pasteur MSD for distribution of vaccines for measles, mumps, rubella, pneumococcal disease and hepatitis B expires at the end of 2003.

        In Italy, we manufacture and/or market vaccines for:

    •
    meningococcal meningitis

    •
    haemophilus influenza type b

    •
    influenza

    •
    measles

    •
    mumps

    •
    rubella

    •
    polio (oral vaccine)

        Also in Italy, under license, we market vaccines for:

    •
    pneumococcal disease

        In Germany, we manufacture and/or market vaccines for:

    •
    meningococcal meningitis

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
    polio (inactivated vaccine)

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

        Sales of Menjugate™ accounted for approximately 4%, 9% and 12% of our consolidated total revenues in 2002, 2001 and 2000, respectively. No other single vaccine product or class of vaccine product accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

Blood Testing

        Our blood testing business consists of two separate collaborations: an alliance with Gen-Probe Incorporated and a joint business with Ortho-Clinical Diagnostics, Inc.

        Our collaboration with Gen-Probe is focused on developing and commercializing nucleic acid testing products using transcription-mediated amplification technology to screen donated blood in blood banks and plasma in the plasma industry for viral infection. Compared to immunodiagnostic testing, where infection is determined by the presence of antibodies, testing directly for the presence of viral nucleic acids improves the sensitivity of the test and enables infection to be detected earlier than previously approved technologies. Under the terms of the collaboration agreement, Gen-Probe performs certain product development and assay and instrument manufacturing functions, while Chiron and Gen-Probe jointly participate in new assay and instrument research and development. Chiron sells the collaboration's products under the Procleix® brand name, and Gen-Probe receives a percentage of our sales revenues. The Chiron/Gen-Probe collaboration's first product is a combined test for HIV-1 and hepatitis C virus using a semi-automated instrument system. The Procleix® HIV-1/HCV Assay and System has been used to screen blood under an Investigational New Drug application in the U.S. since 1999. On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix® HIV-1/HCV Assay. The nucleic acid amplification test is designed to detect the presence of all known HIV-1 subtypes and hepatitis C virus genotypes in whole blood and plasma during the very early stages of infection, when such agents would not usually be detected by immunodiagnostic screening technologies. The Procleix® HIV-1/HCV Assay and System is commercially available for use in France, Germany, Australia, the United Kingdom, Ireland, Portugal, Spain, Singapore, Italy, Austria, Switzerland, New Zealand, Belgium, Poland and Hong Kong, and is under evaluation in other European, South American and Asian countries.

        Our joint business with Ortho-Clinical Diagnostics was formed in 1989, to develop and sell immunodiagnostic tests to detect human immunodeficiency and hepatitis viruses in blood. The joint business sells a full line of tests for hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. We manufacture, and perform research on, viral antigens for further manufacture by Ortho- Clinical Diagnostics into testing assays and supplemental hepatitis and HIV tests. Ortho-Clinical Diagnostics manufactures and sells the assays and instrument systems. Chiron and Ortho-Clinical Diagnostics share equally in the pretax operating earnings generated by the joint business. The joint business holds the immunodiagnostic rights to our hepatitis and retrovirus technology and receives royalties from the sale of hepatitis C virus and HIV tests by Abbott Laboratories, Inc. and from sales of hepatitis C virus tests by Bio-Rad Laboratories, Inc. and certain other licensees.

        Sales of nucleic acid testing products accounted for 10%, 4% and 2% of our consolidated total revenues in 2002, 2001 and 2000, respectively. Revenues related to our arrangement with Ortho, including the joint business, accounted for approximately 10%, 9% and 11% of our consolidated total revenues in 2002, 2001 and 2000, respectively.

Research and Development

        As a global pharmaceutical company, our focus on cancer and infectious disease starts with the discovery process, using our three product platforms—therapeutic proteins, small molecules and vaccines—and continues into the clinic and then into one of our three business units. In addition to our research and development activities, technologies that are developed in collaborations with third parties, as well as technologies licensed from outside parties, also are sources of potential products for our business units.

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

        Chiron and our collaborators have a number of recombinant proteins in clinical development. Proleukin®, already approved for marketing as a treatment for certain forms of kidney and skin cancer, is being clinically evaluated for other uses. These uses include treatment, in combination with antiviral drugs, of patients with HIV infection and treatment for non-Hodgkin's lymphoma in conjunction with an approved antibody therapeutic. Tifacogin (recombinant Tissue Factor Pathway Inhibitor), a coagulation inhibitor, was developed in collaboration with Pharmacia & Upjohn, Inc. Chiron and Pharmacia & Upjohn conducted clinical studies on the use of tifacogin as a treatment for patients with severe sepsis. The results from the trial indicated that tifacogin did not meet the primary endpoint of reducing 28-day all-cause mortality. We are undertaking a full review of the data from the Phase III trial, and we will make future development decisions about tifacogin after we have completed the analysis of the data.

        In 2002, Chiron discontinued its research and development of Fibroblast Growth Factor, a growth factor that can stimulate the formation of new blood vessels, for use as a treatment for peripheral artery disease.

Small Molecule

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

        Angiozyme® is a synthetic ribozyme designed as an angiogenesis inhibitor for cancer. Angiozyme® is under development in a collaboration led by Ribozyme Pharmaceuticals, Inc. Phase II studies in breast cancer have been completed and Phase II studies in colorectal cancer are currently underway.

        We are working to develop and register a product combining TOBI® and a new inhalation device. In December 2001, we entered into a collaboration with Nektar Therapeutics, Inc. (formerly Inhale Therapeutic Systems, Inc.) to develop a dry powder formulation of TOBI® for use with such new device. Our goal is to improve convenience through the development of a portable device which will reduce the time to deliver TOBI® to the cystic fibrosis patient's lungs. In addition to our collaboration with Nektar regarding TOBI®, we entered into a collaboration with Nektar in June 2002 to develop a dry powder formulation of PA-2794, a proprietary anti-infective for treatment of lung infections.

        We have started Phase II clinical trials for tezacitabine, one of several novel cancer therapies we are developing, to study the compound's safety and efficacy as a second-line therapy in both colorectal cancer and gastroesophogeal cancer.

        Growth factor kinase inhibitor, or GFKI, the first small-molecule to come out of our cancer discovery program, is completing preclinical development.

Vaccines

        We are building on the success of Menjugate™, Chiron's conjugate vaccine against Meningococcus C infection, through the development of other vaccines against additional Meningococcal strains responsible for human disease. These include an investigational vaccine utilizing Chiron's novel genomic approach against Meningococcus B, for which no broadly efficacious vaccine is currently available, and a tetravalent conjugate ACYW vaccine. Both of these vaccines entered Phase I testing in 2002. Through collaborations, Chiron also is obtaining human safety and immunogenicity information on hepatitis C virus vaccines candidates, and Chiron's vaccine against HIV, which completed preclinical testing in 2002, is expected to begin Phase I testing in 2003.

        We are also developing novel adjuvants, compounds that amplify the immune response generated by vaccine antigens. One of our adjuvants, MF-59, is a component of Fluad®, our novel flu vaccine. In addition, we are conducting preclinical investigations of alternative delivery approaches for vaccines that may be used in lieu of injection, such as via intranasal or oral administration.

Blood Testing

        Chiron participates in the development of a range of hepatitis and retrovirus immunoassays for use in screening of donated blood and in in-vitro clinical diagnostics through the joint business with Ortho-Clinical Diagnostics, Inc.

        Chiron and Gen-Probe Incorporated are working toward expanding the nucleic acid test menu on the Procleix® System. The current menu consists of a combination test for HIV-1 and hepatitis C virus and is being expanded to include other transfusion transmitted viruses, such as hepatitis B, hepatitis A, Parvo B19 and the West Nile virus.

        Chiron is also developing enhancements to the current Procleix® System to provide a higher level of automation. In addition, Gen-Probe is continuing development of the fully automated TIGRIS™ instrument for use with the current Procleix® HIV-1/HCV Assay as well as the expanded assay menu described above.

Research and Development Expenses and Related Revenues

        Research and development expense for the years ended December 31, 2002, 2001 and 2000 for Chiron-sponsored research, including payments to collaboration partners, was $325.8 million, $344.4 million and $298.8 million, respectively. Under contracts where we recognize revenue based upon research and development work performed, the revenues amounted to $19.5 million, $30.2 million and $19.6 million in 2002, 2001 and 2000, respectively. We recorded these revenues in "Collaborative agreement revenues" and "Other revenues" in the Consolidated Statements of Operations. Generally, these revenues include fees for research services as they are performed or completed and milestone payments upon attainment of specified benchmarks.

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

  •
  We license other technologies to third parties, with the licensee assuming responsibility for further development. We receive royalties on sales of the resulting product. Agreements under which we currently derive royalty revenues for technologies licensed to third parties include:

  •
  an agreement with Bayer Corporation relating to, among other things, use of Chiron's hepatitis C virus and HIV technologies for nucleic acid amplification in in vitro diagnostics;

  •
  agreements relating to hepatitis B virus vaccines;

  •
  an agreement with GlaxoSmithKline plc relating to recombinant vaccine manufacturing technology;

  •
  agreements with Novo Nordisk AS relating to technology used in the manufacture of recombinant human insulin and glucagon;

  •
  a license to Abbott Laboratories, Inc. under our hepatitis C virus related patents for use in nucleic acid amplification in clinical diagnostics, excluding blood screening; and

    •
    licenses to F. Hoffmann-LaRoche Limited and Roche Molecular Systems, Inc. under our hepatitis C virus and HIV related patents for use in nucleic acid amplification in in vitro diagnostics and in blood screening.

Sales and Marketing

        We maintain several specialized marketing and sales forces that concentrate on individual classes of customers and markets.

        Our biopharmaceutical marketing and sales organization for the U.S. is headquartered in Emeryville, California, and its European operation is headquartered in London, England. We focus our sales efforts on specialist physicians, principally oncologists and pulmonologists, who are based in hospitals and large clinics. Generally, we sell products to wholesalers, distributors, clinics and hospital pharmacies.

        Our vaccine international marketing organization and our marketing and sales organization for the German market are based in Marburg, Germany. Our marketing and sales organization for the Italian market is headquartered in Siena, Italy. We focus our direct sales efforts on pediatricians and general practitioners. We also sell products to the public sector through tenders (a bid solicitation process) and to private sector pharmacies directly and through wholesalers and distributors.

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

        The central patents that cover Proleukin® in the U.S. and Europe cover the gene expressed in manufacturing the product, the serine-125 Interleukin-2 mutein in the product and the 95% pure form of recombinant Interleukin-2. The U.S. patents expire between 2006 and 2012. The European patents expire between 2003 and 2005.

        Chiron and its collaborator are assignees or licensees of a number of U.S. and European patents that cover PDGF, the active ingredient in Regranex® Gel. These patents expire between 2005 and 2008.

Vaccines

        Fluad®, our adjuvanted flu vaccine, contains the proprietary adjuvant MF-59. The U.S. and German patents containing claims directed to MF-59 expire in 2018 and 2010, respectively.

Blood Testing

        The Procleix® HIV-1/HCV Assay is covered by numerous patents held by Chiron in the U.S. and worldwide. These patents contain claims directed to methods of hybridization, methods for determining the presence of the hepatitis C virus in a sample and to probes/primers utilized in such a process. The U.S. hepatitis C virus related patents expire in 2015 and 2016 and the European patents expire in 2008. The non-U.S. and Canada HIV related patents expire in 2005. The Procleix® System product line is also covered by several patents held by Gen-Probe Incorporated and licensed to Chiron.

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

        The HIV immunoassay diagnostic products sold by our joint business with Ortho-Clinical Diagnostics, Inc. are covered by numerous patents in the U.S. and worldwide. These patents expire in 2019 in the U.S. and 2005 in Europe.

Trademarks

        Registered trademarks of Chiron and our subsidiaries:

    •
    Proleukin®

    •
    Rabavert®

    •
    TOBI®

    •
    Fluad®

    •
    Procleix®

        Trademarks of Chiron and our subsidiaries:

    •
    Menjugate™

    •
    Begrivac™

    •
    Encepur™

    •
    Polioral™

    •
    Triacelluvax™

        The following registered trademarks are owned by the indicated companies:

    •
    Betaseron® and Betaferon® (Schering AG)

    •
    Myotrophin® (Cephalon, Inc.)

    •
    Regranex® (Johnson & Johnson)

    •
    Apligraf® (Novartis AG)

    •
    Dermagraf® (Advanced Tissue Sciences, Inc.)

    •
    ABBOTT PRISM® (Abbott Laboratories, Inc.)

    •
    Copaxone® (Teva Pharmaceutical Industries, Ltd.)

    •
    Avonex® (Biogen, Inc.)

    •
    Aredia® (Novartis AG)

    •
    Amplicor® (F. Hoffmann-LaRoche Limited)

    •
    Novantrone® (Immunex Corporation)

    •
    TIGRIS® (Gen-Probe Incorporated)

    •
    Angiozyme® (Ribozyme Pharmaceuticals, Inc.)

    •
    Rebif® (ARES Trading S.A.)

    •
    DepoCyt® (SkyePharma plc)

Seasonality

        Sales of certain of our products, particularly the flu vaccine, are seasonal, with higher sales in the third and fourth quarters of the year. Encepur™, our vaccine against tick-borne encephalitis, is also seasonal with higher sales in the first half of the year.

Major Revenue Sources

        We have a supply agreement with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany for Betaseron®. Revenues recognized under this agreement, together with certain other arrangements with Berlex Laboratories and Schering, contributed 13% to our consolidated total revenues in 2002, 12% to our consolidated total revenues in both 2001 and 2000.

        In 2000, the National Health Service accepted our tender to supply Menjugate™ for a universal vaccination program in the United Kingdom. This arrangement contributed 1%, 3% and 10% to our consolidated total revenues in 2002, 2001 and 2000, respectively. Revenues from Aventis Pasteur MSD related to the sales of vaccines contributed less than one percent, 9% and 10% to our consolidated total revenues in 2002, 2001 and 2000, respectively.

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

Biopharmaceuticals

        Betaseron®, as a treatment for multiple sclerosis, competes with Avonex®, a recombinant beta interferon sold by Biogen, Inc., Rebif®, a recombinant beta interferon from Serono, S.A., marketed and sold in the U.S. by Pfizer Inc., and with Copaxone® from Teva Pharmaceutical Industries, Ltd. Novantrone® is marketed and sold by Serono for the treatment of secondary progressive multiple sclerosis. Other companies have treatments for multiple sclerosis in clinical development.

        TOBI® is the first inhaled antibiotic solution to be approved by the U.S. Food and Drug Administration. Pursuant to the U.S. Food and Drug Administration's orphan drug regulations, TOBI® has limited exclusivity in the U.S. through December 2004. However, the use of oral and intravenous antibiotics to treat pseudomonal and other bacterial infections is well-established. In cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. The advantage of inhalation is that it permits higher antibiotic concentrations in the lung and reduces side effects by limiting systemic exposure. Competitive medical therapies include generic antibiotics, anti-inflammatory drugs, oral replacement enzymes to maintain nutrition and mucolytics to clear pulmonary secretions. In December 2002, the U.S. Food and Drug Administration conditionally approved an abbreviated new drug application for an inhaled tobramycin that is intended to be launched in the U.S. We have a patent in the U.S. covering TOBI® that will extend until 2014.

        Proleukin® is the only product approved by the U.S. Food and Drug Administration to treat metastatic renal cell carcinoma and one of two approved treatments for metastatic melanoma. However, there are numerous products that are used to treat both cancers on an off-label basis, including alpha interferons sold by F. Hoffmann-LaRoche Limited and Schering-Plough Corporation. Other competitors include Eli Lilly and Company, Bristol-Myers Squibb Company and Celgene Corporation.

        Regranex® was the first product approved by the U.S. Food and Drug Administration to treat diabetic foot ulcers. Regranex® indirectly competes with Dermagraft®, a product from Advanced Tissue Sciences, Inc. and its Joint Venture partner Smith & Nephew plc, and Apligraf®, a product from Novartis AG which was approved by the U.S. Food and Drug Administration to treat venous leg ulcers. Apligraf® is also in clinical trials to treat diabetic foot ulcers.

Vaccines

        Four large companies hold the majority share of the worldwide vaccine market: Merck and Company, Inc., GlaxoSmithKline plc, Wyeth and Aventis Pasteur. Aventis Pasteur has a strategic alliance with Merck in Europe. All four of these companies have substantial research and development programs. Additionally, there are a number of biotechnology companies involved in research programs, but these are mainly only involving a limited range of vaccines.

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

        Our flu vaccines remain competitive in all markets. Competition varies by market according to license grants. All flu vaccine producers, including Chiron, face an annual change in flu strains, which can act as a barrier for new competitors.

        Menjugate™ faces increased competition from vaccines produced by two other companies, both of which participated in the National Health Services' tender in the United Kingdom. These companies are also competing for future meningococcal vaccine business in the worldwide market.

Blood Testing

        We are the sole manufacturer of hepatitis C virus antigens for use in immunodiagnostic assays of the Ortho-Clinical Diagnostics, Inc. joint business. We also manufacture hepatitis C virus antigens for Abbott Laboratories, Inc.'s immunodiagnostic assays. In the immunodiagnostic blood testing market, the Ortho-Clinical Diagnostics joint business competes with Abbott Laboratories. The joint business has experienced increased competitive pressures from Abbott Laboratories with the introduction of the ABBOTT PRISM® instrument system. The joint business also develops and sells immunodiagnostic instruments and assays to detect hepatitis, retrovirus and other agents in clinical diagnostic applications. Many other companies, including F. Hoffmann-LaRoche Limited and Bayer Corporation, have substantial positions in the market segment.

        The Procleix® HIV-1/HCV Assay and System is commercially available in France, Germany, the United Kingdom, Ireland, Australia, Portugal, Spain, Singapore, Italy, Austria, Switzerland, New Zealand, Belgium, Poland and Hong Kong. On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix® HIV-1/HCV Assay. The Chiron/Gen-Probe product line is expected to compete primarily with polymerase chain reaction based products supplied by F. Hoffmann-LaRoche or developed in-house by customers and, in some markets, the hepatitis C virus antigen test developed by the Ortho-Clinical Diagnostics joint business. The commercial market for nucleic acid testing products in the blood banking and plasma industries is developing very rapidly as regulatory agencies began in 1999 to develop policies and mandates that require this new technology to be implemented as an additional measure to improve blood safety.

Government Regulation

        Regulation by governmental authorities in the U.S. and other important markets is a significant factor in the manufacture and sale of Chiron's products and in our research and development activities.

Biopharmaceuticals and Vaccines

        In the U.S., Chiron's therapeutic and vaccine products (both commercial and investigational) are primarily regulated under federal law and are subject to rigorous U.S. Food and Drug Administration approval procedures. No product can be marketed in the U.S. until an appropriate application is approved by the U.S. Food and Drug Administration. The U.S. Food and Drug Administration applies the approval procedures on a product-by-product basis and typically requires, among other things, an extensive three-phase human clinical testing program. In Phase I, studies are conducted with a relatively small number of subjects to assess the safety of the product. In Phase II, the product is evaluated in a larger group of subjects to begin to assess efficacy and appropriate dosing. Phase III studies are conducted in the target population with a number of subjects that is large enough to provide sufficient data to establish statistically the safety and efficacy of the product. The U.S. Food and Drug Administration approves products to treat specified medical conditions or disorders. Further studies would be required to market the product for other uses. The U.S. Food and Drug Administration must inspect and approve all facilities used to manufacture, fill, test and distribute biologic products. If any change in manufacturing facilities or processes occurs after U.S. Food and Drug Administration approval, additional regulatory review and possibly additional clinical studies may be required.

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

Employees

        As of December 31, 2002, Chiron and its subsidiaries had 4,044 employees.

Relationship With Novartis AG

        In January 1995, we established an alliance with Novartis, a life sciences company headquartered in Basel, Switzerland. As of February 1, 2003, Novartis owned 42% of our outstanding common stock.

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

  •
  Novartis has the right to nominate three members to Chiron's twelve member Board of Directors. The number of directors that Novartis may nominate declines if Novartis' ownership interest in Chiron is less than 30%.

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

ITEM 2. PROPERTIES

Emeryville Campus

        Our principal executive offices are located in Emeryville, California. As of December 31, 2002, our campus consisted of 28 buildings, of which 17 are leased and 11 are owned. Our Emeryville facilities include research and development, manufacturing and administrative facilities and a parking structure for our biopharmaceutical, vaccine and blood testing businesses.

        In February 2001, our Board of Directors approved a capital expansion project, which includes the construction of a research and development facility (including a supporting central utility facility) and a parking structure in Emeryville, California. Chiron owns the parking structure, which was completed in December 2002. Related to the research and development facility, we are evaluating various financing alternatives.

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

        We have vaccine research and development, manufacturing and administrative facilities for our vaccines business in Siena, Italy; Marburg, Germany; Thailand; Mumbai, India; and Ankleshwar, India. We also have manufacturing facilities in Rosia, Italy. The Siena, Ankleshwar and Rosia facilities are owned, and the Marburg, Thailand and Mumbai facilities are leased.

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

        We believe that our current facilities are in good operating condition and are adequate for our current needs, however, we are expanding to meet future requirements. We continually evaluate future requirements for our facilities.

ITEM 3. LEGAL PROCEEDINGS

Average Wholesale Pricing

        In December 2001, Citizens for Consumer Justice and 13 other named plaintiffs filed a class action lawsuit in the United States District Court for the District of Massachusetts against 29 biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including DepoCyt®, which are reimbursed by Medicare. Plaintiffs alleged that defendants violated federal antitrust and racketeering laws by devising and implementing a fraudulent pricing scheme against Medicare and Medicaid beneficiaries, and sought declaratory relief, as well as compensatory and punitive damages. In March 2002, Plaintiffs filed an amended complaint that eliminated the antitrust allegations and changed the subject drug from DepoCyt® to Mitomycin®, a generic oncology drug sold by the Cetus-Ben Venue Therapeutics partnership. In September 2002, plaintiffs filed a Master Consolidated Class Action Complaint which did not name Chiron as a defendant.

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

        In October 2002 and February 2003, the Montana, Nevada and certain of the California actions were coordinated and consolidated to the In re Pharmaceutical Industry Average Wholesale Price Litigation pre-trial proceedings.

        In January 2003, the County of Suffolk filed a complaint in the United States District Court for the Eastern District of New York against 29 biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including TOBI®, which are reimbursed by Medicaid. Plaintiffs allege that defendants violated federal racketeering laws, federal and state laws on Medicaid fraud, and state laws on unfair trade practice, breach of contract, fraud and unjust enrichment by devising and implementing a fraudulent pricing scheme against Medicaid beneficiaries, and seeks declaratory relief, as well as compensatory and punitive damages.

        It is not known when nor on what basis these matters will be resolved.

Bayer Corporation

        In January 2002, Bayer Corporation filed a complaint in the United States District Court for the District of Delaware against Chiron relating to the Stock Purchase Agreement dated September 17, 1998 between Chiron, Bayer Corporation and Chiron Diagnostics Corporation. Bayer Corporation alleges that Chiron violated certain representations and warranties made in the Stock Purchase Agreement and additionally seeks damages for alleged misrepresentation and fraud made in connection with the sale of Chiron Diagnostics Corporation. Based on these allegations, Bayer Corporation seeks both compensatory and punitive damages. In February 2003, the parties reached a general framework for resolution of this dispute. Subject to the fulfillment of a number of conditions and final approval by the Chiron Board of Directors, Chiron expects this matter will be dismissed.

Dade Behring Marburg GmbH and Dade Behring S.p.A.

        In January 2001, Dade Behring Marburg GmbH and Dade Behring S.p.A. (collectively, "Dade Behring") filed suit in the Court of Milan, Italy against Chiron seeking a pan European declaration that its Enzygnost® HIV 1/2 plus immunoassay kit does not infringe Chiron's European Patent No. 0 181 150 (the '150 patent") relating to HIV technology, and to nullify the Italian portion of the '150 patent. In April 2001, Chiron filed a counterclaim seeking a declaration of infringement of the Italian portion of the '150 patent by the Enzygnost® HIV 1/2 plus kit and related damages. In June 2002, the Court of Milan declared that it lacked jurisdiction over the non-Italian parts of the '150 patent, thereby limiting the lawsuit to issues involving only the Italian portion of the '150 patent.

        It is not known when nor on what basis this matter will be resolved.

F. Hoffmann-LaRoche A.G.

        Chiron initiated an action in July 2000 against Roche Diagnostics GmbH in the German Federal Court ("Landgericht") in Dusseldorf, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products infringe Chiron's German Patent Nos. DD 298 527, DD 298 524, DD 287 104, DD 297 446 (collectively, the "German patents") and Chiron's European Patent No. EP 0 450 931 (the '931 patent"). The Landgericht subsequently separated the matter into individual actions and then stayed oral hearings pending results of the nullity proceedings initiated by Roche in December 2000 in the German Federal Patent court ("Bundespatentgericht") against the same patents. In August 2002, the Bundespatentgericht upheld the validity of the German patents, but nullified the German portion of the '931 patent. In November 2002, Chiron filed appeals in the Federal Supreme Court to the nullity decisions with respect to the '931 and '527 patents, and Roche likewise appealed the nullity decisions regarding the German patents. Based on the Bundespatentgericht judgments, the Landgericht in Dusseldorf has scheduled oral hearings in the German patent infringement suits for May 2003. The '931 infringement suit in the Landgericht is stayed pending the appeal of the Bundespatentgericht's judgment in the '931 nullity suit.

        In January 1997, Chiron and Ortho-Clinical Diagnostics, Inc. filed suit against F. Hoffmann-LaRoche AG in the Regional Court of Dusseldorf, Germany, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products infringed Chiron's EP 0 318 216 (the '216 patent"). The suit sought damages and injunctive relief. In April 1999, the Court granted Chiron's application and entered an injunction. In September 1999, Roche appealed the decision to the Court of Appeals in Dusseldorf. Following withdrawal of certain claims from the '216 patent, Chiron rescinded the injunction and substituted the aforementioned '931 and German patents in the appellate proceeding. Oral hearings before the Court of Appeals on the German patents are scheduled for May 2003. Oral hearings on the '931 patent are stayed pending the appeal of the Bundespatentgericht's judgment in the 931 nullity suit.

        It is not known when nor on what basis these matters will be resolved.

        In July 2000, Chiron initiated an action against Roche Diagnostics GmbH and related foreign entities in the German Administrative Court in Karlsruhe, asserting that Roche's manufacture and sale of hepatitis C virus immunoassay products in various European countries infringe the '931 patent. Over Roche's objections, the action was referred to the District Court of Mannheim in March 2001. Following an oral hearing in January 2002, Chiron voluntarily withdrew its application with respect to certain jurisdictions and the Court dismissed the case as to the remaining countries, finding that it lacked jurisdiction to entertain Chiron's application for cross-border relief with the facts presented. The Court made no finding with regard to validity or infringement of the '931 patent. This jurisdictional judgment is now final.

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

Sorin Biomedica/Snia

        In June 1994, Sorin Biomedica S.p.A. ("Sorin") filed a lawsuit with the Court of Milan, Italy against Chiron and Ortho Diagnostic Systems S.p.A. seeking a declaration of nullity and non-infringement of the Italian counterpart to Chiron's European Patent 0 318 216 (the "'216 patent") claiming hepatitis C virus immunodiagnostic technology. Chiron denied Sorin's allegations and filed a counterclaim seeking a declaration of infringement. In February 1997, the Court enjoined Sorin from manufacturing or selling hepatitis C virus immunoassay kits in Italy. After Sorin made further objections, the Court ruled in October 1999 that certain '216 patent claims were valid and that Sorin's hepatitis C virus immunoassay infringed the '216 patent. In June 2000, the European Patent Office Technical Board Of Appeals upheld the validity of the '216 patent in an amended form which deleted claims that Chiron alleged to have been infringed by Sorin. In December 2000, Snia S.p.A., Sorin's parent company, filed an appeal in the Court of Milan asking the Court to declare the Italian portion of the '216 patent null and void and to award Snia damages. On March 14, 2001, Chiron denied Snia's allegations and asked the Court to dismiss the case. In May 2002, the Court of Appeal of Milan declared that Snia's claims were inadmissible and dismissed Snia's appeal. This judgment is subject to appeal.

        In January 2002, Chiron filed a complaint against Snia in the Court of Milan asserting that Snia's manufacture and sale of certain hepatitis C virus immunodiagnostics infringe the '931 patent. Chiron seeks a declaration of infringement based on the '931 patent, as well as damages. Trial is currently scheduled for December 1, 2004.

        It is not known when nor on what basis these matters will be resolved.

Sysmex

        In March 2001, Chiron filed a complaint and petition for preliminary injunction with the Osaka District Court in Japan against Sysmex Corporation ("Sysmex") seeking damages and an injunction against Sysmex's manufacture and sale of the Ranream HCV II Ex kit for infringing Chiron's Japanese Patent No. 2733138 (the "'138 patent") claiming hepatitis C virus immunodiagnostic technology. Sysmex denied the infringement allegations and filed two invalidation appeals with the Japanese Patent Office Board of Appeals against the '138 patent. In February 2003, the Japanese Patent Office Board of Appeals, ruling on one of the invalidation appeals, found that the '138 patent was invalid. This judgment is subject to appeal before the Tokyo High Court. Furthermore, the second invalidation appeal has been stayed pending Chiron's appeal to the Tokyo High Court. It is not known when nor on what basis these matters will be resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were brought to a vote of Chiron's stockholders in the quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of Chiron, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

Name	Age	Title
Jack Goldstein	55	Vice President; President, Chiron Blood Testing
William G. Green	58	Senior Vice President, General Counsel and Secretary
John A. Lambert	50	Vice President; President, Chiron Vaccines
Seán P. Lance	55	Chairman of the Board; President and Chief Executive Officer
Linda W. Short	57	Vice President, Corporate Resources
David V. Smith	43	Vice President, Finance and Principal Accounting Officer
James R. Sulat	52	Vice President, Chief Financial Officer
Craig A. Wheeler	42	Vice President; President, Chiron BioPharmaceuticals

        Dr. Goldstein joined Chiron in September 2002 as Vice President; President of Chiron Blood Testing Division. From 2000 to 2002, Dr. Goldstein was General Partner at Windamere Venture Partners, L.L.C., a venture fund making investments in early stage biotechnology, pharmaceutical, medical device and diagnostic companies. From 1997 to 2001, Dr. Goldstein was President and CEO of Applied Imaging Corporation, a leading supplier of instrument systems for prenatal and cancer genetics. From 1999 until 2002, Dr. Goldstein also served as Chairman of the Board of Applied Imaging and continues to serve as a Director. From 1986 to 1997, Dr. Goldstein worked for Johnson & Johnson in various executive management positions, including President of Ortho Diagnostic Systems and Executive Vice President of Professional Diagnostics at Johnson & Johnson World Headquarters. Dr. Goldstein holds a B.A. degree in Biology from Rider University, an M.S. in Immunology and a Ph.D. in Microbiology from St. John's University.

        Mr. Green joined Chiron as Vice President and General Counsel in October 1990, having served as Secretary or Assistant Secretary since Chiron's inception in 1981. In February 1992, he became Senior Vice President, General Counsel and Secretary. In addition, from February through August 2002, Mr. Green served as President of Chiron's Blood Testing division. From 1981 to 1990, he was a partner in the San Francisco law firm of Brobeck, Phleger & Harrison.

        Mr. Lambert joined Chiron as Vice President; President of Chiron Vaccines, in March 2001. Based in Europe, Mr. Lambert is responsible for the commercial operations of Chiron's global vaccines business. Prior to joining Chiron, Mr. Lambert headed John Lambert Associates, a company that provided consulting and coaching at the chief executive level to organizations both in the United Kingdom and internationally. From 1998 to 2000, Mr. Lambert was the President of Aventis Pasteur MSD, where he headed the vaccines venture formed between Pasteur Mérieux Connaught (now Aventis Pasteur) and Merck & Company, Inc. following four years as that company's Vice President of Operations. From 1998 to 1994, Mr. Lambert held various positions with the Pasteur Mérieux Connaught Group, in increasing levels of responsibility, including Managing Director of Mérieux UK Ltd. Mr. Lambert also is the President of the European Vaccines Manufacturers. Mr. Lambert is a non-executive director of a U.K. Stock Exchange listed company, S.R. Pharma PLC in London, which conducts research in the fields of cancer and allergy.

        Mr. Lance joined Chiron as President and Chief Executive Officer in May 1998, and became Chairman of the Board in May 1999. Mr. Lance joined Chiron from Glaxo Wellcome plc. where he spent more than 12 years in positions of national and global management responsibility including positions as Chief Operating Officer and Chief Executive designate of Glaxo Wellcome plc. Mr. Lance began his pharmaceutical industry career in the Republic of South Africa at the Noristan Group of Companies, Ltd. in 1967. Mr. Lance has assumed leadership roles in a variety of national and international pharmaceutical associations, and is a past president of the International Federation of

Pharmaceutical Manufacturers Associations. Mr. Lance currently serves on the Board of Directors for the California Healthcare Institute, Global Alliance TB Drug Development and Bay Area Bioscience. Mr. Lance served as a member of the Board of Directors for iKnowMed since April 2000 and resigned from the Board in August 2002.

        Ms. Short joined Chiron in November 1997, as Vice President, Human Resources. In May 1999, she was promoted to Vice President, Corporate Resources with increased responsibilities, overseeing human resources, facilities planning, information management, organizational learning, payroll and benefits, compensation and stock administration. Prior to joining Chiron, she was the Director of Human Resources of Industrial Indemnity from 1994 to 1997. From 1983 to 1994, Ms. Short held various managerial positions with the Bank of America.

        Mr. Smith joined Chiron as Vice President and Controller in February 1999 and was designated Chiron's principal accounting officer. In February 2002, Mr. Smith was appointed Vice President, Finance. Prior to joining Chiron, Mr. Smith served as the Vice President, Finance and Chief Financial Officer of Anergen, Inc. from 1997 until he joined Chiron. From 1988 to 1997, Mr. Smith held various financial management positions with Genentech, Inc., in both the United States and Europe, most recently as Director of Accounting.

        Mr. Sulat joined Chiron as Vice President and Chief Financial Officer in April 1998. He was the Chief Financial Officer of Stanford Health Services, the clinical healthcare delivery arm of the Stanford University Medical Center, from 1993 to October 1997. In November 1997, Stanford Health Services merged with the hospital facilities of the University of California, San Francisco, and Mr. Sulat served as the Treasurer of the merged entity, UCSF Stanford Health Care, until joining Chiron. Mr. Sulat is also a director of Vans, Inc., a shoe manufacturer, and several private companies.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded in the NASDAQ National Market System under the symbol CHIR. As of December 31, 2002, there were 4,481 holders of record of Chiron common stock and no remaining holders of record of Cetus Corporation common stock or Viagene, Inc. common stock, corporations we acquired in 1991 and 1995, respectively. We have declared no cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. Pursuant to an agreement with Novartis, it is required that Novartis approve our declaration and payment of dividends. See "Relationship with Novartis" above.

        Information regarding Chiron's equity compensation plans is set forth in the section entitled "Equity Compensation Plan Information" in Chiron's proxy statement to be filed pursuant to Regulation 14A within 120 days of Chiron's fiscal year end, of which is incorporated herein by reference.

        The quarterly high and low closing sales prices (rounded to the nearest one-hundredth) of our common stock for 2002 and 2001 are shown below.

	2002		2001
	High	Low	High	Low
First Quarter	$48.68	$39.80	$48.05	$37.06
Second Quarter	46.68	33.36	55.28	40.69
Third Quarter	41.98	27.41	52.26	41.44
Fourth Quarter	42.51	35.47	56.80	42.26

ITEM 6. SELECTED FINANCIAL DATA

        We have derived the selected consolidated financial data presented below as of December 31, 2002, 2001 and 2000 from the audited Consolidated Financial Statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 31, 1999 and 1998 was derived from our audited Consolidated Financial Statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Total revenues	$1,276,280	$1,140,667	$972,119	$762,646	$736,673
Income from continuing operations	181,145	174,758	16,102	128,404	75,998
Basic earnings per share from continuing operations	0.96	0.92	0.09	0.71	0.43
Diluted earnings per share from continuing operations	0.94	0.90	0.08	0.69	0.42
Total assets	2,960,344	2,866,909	2,458,076	2,444,778	2,524,264
Long-term debt	416,954	408,696	3,039	96,958	338,158

        Factors that affected the comparability of information between 2002 and 2001 were (i) our implementation of Statement of Financial Accounting Standards (referred to as SFAS) No. 142 on January 1, 2002, which requires that assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, (ii) the commercial sale of the Procleix™ HIV-1/HCV Assay in the U.S in 2002 which was the primary contributor to increased worldwide product sales related to tests and instruments and the provision of services from $48.4 million in 2001 to $125.5 million in 2002 and (iii) our acquisition of Matrix Pharmaceutical, Inc. for $67.0 million including the $45.2 million write-off of purchased in-process technologies. The goodwill and assembled workforce amortization expense was $17.1 million in 2001. We have described the implementation of SFAS No. 142 in both Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Biopharmaceuticals—Amortization expense" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Vaccines—Amortization expense" below. We have described the commercial sale of the Procleix™ HIV-1/HCV Assay in the U.S in 2002 in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Blood testing—Product sales" below. We have described the acquisition of Matrix Pharmaceutical, Inc. in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other—Write-off of purchased in-process technologies" below.

        Factors that affected the comparability of information between 2001 and 2000 were (i) issuance of zero coupon Liquid Yield Option Notes in June 2001 for proceeds of $401.8 million, (ii) a full-year of TOBI® sales of $123.1 million and (iii) a full year of amortization expense on goodwill and other acquired intangible assets of $38.4 million recognized in 2001 as a result of our acquisition of PathoGenesis Corporation in the fourth quarter 2000. In 2000, we recognized TOBI® sales of $27.8 million (including $2.2 million from the last seven days in September 2000) and amortization expense on goodwill and other acquired intangible assets of $9.6 million. We have described the issuance of the Liquid Yield Option Notes in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Cash—Financing activities" below. We have described the acquisition of PathoGenesis in both Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other—Write-off of purchased in-process technologies" below.

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

        A factor that affected the comparability of information between 1999 and 1998 was interest and investment income of $83.8 million in 1999 due to higher average cash and investment balances attributable to the net cash proceeds from the sale of Chiron Vision and Chiron Diagnostics in the first and fourth quarters, respectively, of 1998. We described the sale of Chiron Vision and Chiron Diagnostics in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" of the Form 10-K filed for the fiscal year ended December 31, 1999.

        See Note 17, "Segment Information," of Notes to Consolidated Financial Statements for operating results by operating segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a global pharmaceutical company that participates in three healthcare markets: biopharmaceuticals, vaccines and blood testing. Our revenues consist of product sales, equity in earnings of unconsolidated joint businesses, collaborative agreement revenues, royalty and license fee revenues and other revenues. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious disease, using the development and acquisition of technologies related to therapeutic proteins and small molecules. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany, related to Betaseron®. The vaccines segment consists of a meningococcal vaccine, flu vaccines, travel vaccines, which include rabies and tick-borne encephalitis vaccines and pediatric vaccines. We sell these vaccines primarily in Germany, Italy, the United Kingdom and other international markets. Our vaccines segment is also involved in the development of other novel vaccines and vaccination technology. The blood testing segment consists of an alliance with Gen-Probe Incorporated and our one-half interest in the pretax operating earnings of our joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Our alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood and plasma products for viral infection. Our joint business with Ortho-Clinical Diagnostics sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. We view certain other revenues and expenses as not belonging to any one segment. As a result, we have aggregated these items into an "Other" segment.

Critical Accounting Policies and The Use of Estimates

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

  •
  Investments—We invest in marketable debt and equity securities. The prices of our marketable securities are subject to significant volatility. We record an impairment charge when we believe that an investment in a marketable security has experienced a decline in fair value, as measured by quoted market prices, that is other-than-temporary. We believe that an investment in a marketable security is impaired if its quoted market price has been below its carrying value for each trading day in a six-month period, at which point we write down the investment. In addition, in determining whether impairment of a marketable equity security is considered to be other-than-temporary, we consider all available factors in the evaluation. These factors may include, but are not limited to, (i) whether the issuer of the securities is experiencing depressed and declining earnings in relation to competitors, erosion of market share, and deteriorating financial position, (ii) whether the issuer is experiencing financial difficulties and its market is experiencing difficulties, (iii) ongoing activity in our collaborations with the issuer, if any and (iv) the issuer's prospects for favorable clinical trial results, new product initiatives and new collaborative agreements. Decreases in the fair value of these securities may impact our profitability. To reduce this risk, we hedge a portion of our exposure through forward sales contracts.

  •
  Inventories—We maintain inventory reserves primarily for product failures, recalls and obsolescence. The manufacturing processes for many of our products are complex. Slight deviations anywhere in the manufacturing process may result in unacceptable changes in the products that may result in failures or recalls and, therefore, additional inventory reserves. Obsolete inventory, due to the expiration of shelf life, and the seasonal nature of some of our products, may result in additional product reserves. In estimating inventory obsolescence reserves, we analyze on a product-by-product basis (i) the shelf life and the expiration date, (ii) sales forecasts and (iii) inventory levels compared to forecasted usage obtained from the production planning department. Judgment is required in determining whether the forecasted sales and usage information is sufficiently reliable to enable us to estimate inventory obsolescence reserve. In addition, we operate in a highly competitive environment, with rapidly changing technologies. New technology or changes in production processes may result in product obsolescence. As a result, we may be required to record additional inventory reserves.

  •
  Product returns and rebates—For existing and acquired products, we maintain accruals for product returns and rebates by utilizing historical information. For new products, we estimate our accruals for product returns and rebates based on the specific terms for product returns and rebates and our experience with similar products. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at the distributors and in the distribution channel and the remaining shelf life of that inventory, (iii) current economic trends, (iv) distributors practices, (v) changes in demand, particularly due to the seasonality of certain of our products and (vi) introduction of new competing products. In arriving at the accrual for product returns we use one of the following four methodologies depending on the product: (i) we calculate the average actual returns percentage for the previous rolling twelve months on a product-by-product basis and apply it to gross sales on a product-by-product basis for the last twelve months to arrive at the reserve balance required at the balance sheet date. The change in the reserve balance is recognized as a charge against revenue for the period, (ii) we match the actual returns to the actual sale on a product-by-product basis to assess the historical trend for returns. Based on an analysis of the historical trend, the appropriate return percentage for the current period is then applied to current period sales to arrive at the product returns charge against revenue for the period, (iii) we calculate the average returns percentage for the previous rolling twelve months on a product-by-product basis and apply it to inventory on hand at the distributors on a product-by-product basis or (iv) for seasonal products we analyze our actual returns over the previous seasons to arrive at the average actual returns percentage, which is then applied to the current season's sales to arrive at the charge against revenue for the current period. In estimating rebates, we match the actual rebates to the actual sale on a product-by-product basis, to arrive at an actual rebates percentage. This actual rebate percentage is applied to current period sales to arrive at the rebates expense for the period. In addition, we consider allowable prices by Medicaid and Medicare. If actual product returns and rebates are greater than our estimates, additional product return and rebates accruals may be required.

  •
  Collaborative, royalty and license arrangements—We recognize up-front refundable fees as revenues upon the later of when they become nonrefundable or when performance obligations are completed. In situations where continuing performance obligations exist, we defer and amortize up-front nonrefundable fees ratably over the performance period, which is typically stipulated by the contract; otherwise, we recognize them as revenues when collection is reasonably assured. In arrangements with multiple deliverables, there may be significant judgment in separating the different revenue generating activities and in determining whether each is a separate earnings process. Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished. The terms of such arrangements may cause our operating results to vary considerably from period to period. We estimate royalty revenues based on previous period royalties received or on product sales forecast information provided by the third party licensee. In the subsequent quarter, we record an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of the third party's actual product sales for that period. We exercise judgment in determining whether the forecast information provided by licensees is sufficiently reliable for us to base our royalty revenue recognition thereon.

  •
  Income taxes—Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determined that we would be able to realize our deferred tax assets in the future in excess of our net deferred tax assets, adjustments to the deferred tax assets would increase income by reducing tax expense in the period that we made such determination. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the deferred tax assets would decrease income by increasing tax expense in the period that we made such determination.

  •
  Litigation and other contingencies—We establish and maintain accruals for litigation and other contingencies when we believe a loss to be probable and reasonably estimable, as required by SFAS No. 5, "Accounting for Contingencies." We base our accruals on information available internally within the company at the time of such determination and after management has consulted with and obtained advise from external professional advisors. Judgment is required in both the determination of probability and as to whether such an exposure is reasonable estimable. Information may become available to us after that time, for which adjustments to accruals may be required.

  •
  Goodwill and intangible assets—The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. Once it is established, we must test goodwill annually for impairment using a two-step process as required by SFAS No. 142 "Goodwill and Other Intangible Assets." In addition, in certain circumstances, we must assess if goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives must be tested for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." When we conduct our impairment tests for goodwill and intangibles, factors that are considered important in determining whether impairment might exist include significant continued under-performance compared to peers, significant changes in the underlying business and products of our reporting units, or other factors specific to each asset or reporting unit being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

        The accounting policies of our reportable segments are the same as those described in Note 1, "The Company and Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements.

        On July 1, 2002, we completed our acquisition of Pulmopharm GmbH, a distributor of TOBI® products in Germany and Austria by purchasing the remaining 80.1% ownership that we did not previously own. Previously, we owned 19.9% of Pulmopharm and accounted for the investment under the equity method. We accounted for the acquisition of this business under the purchase method of accounting and included Pulmopharm's operating results in our consolidated operating results beginning on July 1, 2002. Pulmopharm is part of our biopharmaceuticals segment.

        On February 20, 2002, we acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. We accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical's operating results, including the seven business days from February 20 to 28, 2002, in our consolidated operating results beginning on March 1, 2002. Matrix Pharmaceutical is part of our biopharmaceuticals segment.

        On September 21, 2000, we acquired PathoGenesis Corporation, a company that developed and marketed drugs to treat infectious diseases, particularly serious lung infections. We accounted for the acquisition as a business combination using the purchase method of accounting and included PathoGenesis' operating results, including the seven business days from September 21 to 30, 2000, in our consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the seven business days in September 2000 were not significant to our consolidated operating results. PathoGenesis is part of our biopharmaceuticals segment.

        Certain minor arithmetical variances between the following narrative and the Consolidated Financial Statements may arise due to rounding.

Results of Operations

Biopharmaceuticals

        Product sales    Biopharmaceutical product sales were $408.7 million, $337.9 million and $239.8 million in 2002, 2001 and 2000, respectively. Biopharmaceutical product sales in 2002 and 2001 consisted principally of Betaseron®, TOBI® and Proleukin®. Biopharmaceutical product sales in 2000 consisted principally of Betaseron® and Proleukin®.

        Betaseron®    We manufacture Betaseron® for sale outside of Europe and Betaferon ® for sale in Europe and certain other international markets by Berlex Laboratories, Inc. and its parent company, Schering AG of Germany. Betaseron® is approved for relapsing/remitting multiple sclerosis in over 70 countries, including the U.S. and the European Union, and for secondary progressive multiple sclerosis in approximately 60 countries, including the European Union, Canada, Australia and New Zealand. We recognize a portion of revenue for product sales of Betaseron® upon shipment to Berlex Laboratories and Schering, and the remainder based on a contractual percentage of sales by Berlex Laboratories and Schering. We also earn royalties on Schering's sales of Betaferon®, manufactured by Boehringer Ingelheim, which we record in royalty and license fee revenues for the biopharmaceuticals segment.

        Betaseron® product sales were $118.5 million, $96.4 million and $82.1 million in 2002, 2001 and 2000, respectively. The increases in Betaseron® product sales in 2002 as compared with 2001, primarily related to (i) increased underlying sales to end users in the U.S. and certain international markets driven partially by increased utilization of beta interferon therapy for multiple sclerosis due to more patients, (ii) price increases and (iii) fluctuations in Berlex Laboratories and Schering's inventory levels, as well as wholesaler inventory levels, following the launch of a new room-temperature formulation. Prior to 2002, we accounted for non-U.S. product sales based on information provided by Schering on a one-quarter lag. More current information of non-U.S. Betaseron® sales was available in 2002, and as a result, we were able to recognize Betaseron® product sales on a current basis. As a result, there were incremental product sales revenues recognized during the first quarter 2002 of $4.3 million. Inventory ordering patterns as well as foreign currency exchange rates may influence future Betaseron® sales.

        The increase in Betaseron® product sales in 2001 as compared with 2000 primarily related to fluctuations in Berlex Laboratories and Schering's inventory levels and increased underlying sales to end users in the U.S. and other countries driven by increased utilization of beta interferon therapy for multiple sclerosis.

        As discussed in "Royalties and license fee revenues" below, Betaferon® royalties also increased in 2002 as compared with 2001, and in 2001 as compared with 2000.

        Pursuant to our agreement with Schering, we began supplying Betaferon® to Schering in the fourth quarter 2002 for certain additional European markets, which was previously supplied by Boehringer Ingelheim. This resulted in a shift of revenue recognized under this agreement to product sales, and a decrease in royalty revenues beginning in the fourth quarter 2002. The exact shift of revenue in the future will be contingent on our production capacity and market demand and is expected to increase over the next three years. Overall biopharmaceutical earnings is expected to be largely unaffected by the transition. In addition, under the terms of this agreement, our royalty percentage for Betaferon® will decrease in the fourth quarter 2003 by approximately 5%. In 2001, we began to ship product to Schering for sale in Switzerland. In order to supply Betaferon® to Schering, we are required to make capital improvements to our existing manufacturing facilities to increase capacity. During 2002, we recorded charges related to this project. See "Research and development" below.

        TOBI®    We obtained TOBI® as part of our acquisition of PathoGenesis Corporation on September 21, 2000. We sell TOBI® directly in the U.S. and certain international markets. We recognized TOBI® sales of $146.9 million, $123.1 million and $27.8 million in 2002, 2001 and 2000, respectively. Increased TOBI® sales primarily related to (i) the progress of the launch in various European countries, (ii) increased use and compliance in the U.S. by patients with cystic fibrosis and (iii) price increases. Fluctuations in foreign exchange rates, principally the Euro, have also contributed slightly to the increase in 2002 TOBI® sales. In 2002, these increases were partially offset by an increased level of Medicaid rebates. Increased TOBI® sales in 2001 as compared with 2000 related to the recognition of a full year of sales in 2001 as compared to the recognition of approximately one quarter of sales in 2000. We continue to pursue the use of TOBI® to treat other serious lung infections and to seek approval in other countries. Wholesale ordering patterns as well as reimbursement pressures, foreign currency exchange rates and the level of rebates may influence future TOBI® sales.

        Proleukin®    Proleukin® is approved in over 50 countries for the treatment of metastatic (Stage IV) renal cell carcinoma and in Canada and the U.S. for the treatment of metastatic (Stage IV) melanoma. Sales of Proleukin® were $114.3 million, $93.3 million and $112.7 million in 2002, 2001 and 2000, respectively. Proleukin® product sales in 2002 as compared with 2001 increased primarily as a result of stabilization of wholesale ordering patterns, from those experienced in 2001, relative to demand and price increases. In 2001, wholesalers significantly reduced inventories from quantities held at the end of 2000. In 2002, wholesalers decreased inventories only slightly. Fluctuations in foreign exchange rates, principally the Euro, have also contributed slightly to the increase in 2002 Proleukin® sales. Proleukin® product sales in 2001 as compared with 2000 were affected by (i) the fluctuation of wholesale ordering patterns relative to demand, (ii) the increasing cost sensitivity from reimbursement authorities, particularly in Europe and (iii) a weaker exchange rate of the Euro as compared with the U.S. Dollar. In 2000, wholesalers significantly increased inventories from quantities held at the end of

1999. Wholesale ordering patterns, reimbursement pressures and foreign currency exchange rates may influence future Proleukin® sales.

        The balance of product sales recognized in our biopharmaceuticals segment consisted of various other products, which individually were not material.

        We expect competitive pressures related to many of our biopharmaceutical products to continue into the future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1., "Business—Competition" above. Specifically, in December 2002, the U.S. Food and Drug Administration conditionally approved an abbreviated new drug application for an inhaled tobramycin that is intended to be launched in the U.S. We have a patent in the U.S. covering TOBI® that will extend until 2014.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our biopharmaceuticals segment recognized collaborative agreement revenues of $12.1 million, $25.0 million and $17.6 million in 2002, 2001 and 2000, respectively.

        S*BIO    In the second quarter 2000, we invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products (see "Liquidity and Capital Resources—Sources and uses of cash—Investing activities" below). We also granted S*BIO certain rights to our gene expression and combinatorial chemistry technology. Under this arrangement, we received approximately $23.7 million for technology transfer and research services. We recognized collaborative agreement revenues of $8.8 million, $12.1 million and $2.8 million in 2002, 2001 and 2000, respectively, under this arrangement. The technology transfer period and related revenue recognition period ended in the third quarter 2002.

        Taisho    In the first quarter 2001, we entered into a collaboration agreement with Taisho Pharmaceutical Co., Ltd. to target macrolide-mediated gene discovery. Under this arrangement, we recognized collaborative agreement revenues of $2.0 million and $1.5 million for 2002 and 2001, respectively.

        Novartis    In November 1996, Chiron and Novartis entered into a consent order with the Federal Trade Commission. We granted a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain of our patents related to the Herpes Simplex Virus-thymidine kinase gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis paid us $60.0 million over five years. In connection with this agreement, we recognized collaborative agreement revenues of $10.0 million in 2001 and 2000. This agreement expired in the fourth quarter 2001.

        Under the terms of a November 1995 agreement with Novartis AG, we granted Novartis a license to utilize our combinatorial chemistry techniques. In exchange for this license, Novartis paid us $26.0 million over a five-year period. In addition, this agreement provided for research funding by Novartis, and certain up-front milestone and royalty payments, as well as product commercialization rights for both parties. In 2000, we recognized collaborative agreement revenues of $3.3 million. This agreement expired in the fourth quarter 2000.

        Our "Other" segment also earned collaborative agreement revenues under a third Novartis agreement. See "Other—Collaborative agreement revenues" below.

        The balance of collaborative agreement revenues recognized in our biopharmaceuticals segment consisted of various other agreements, which individually were not material.

        Collaborative agreement revenues tend to fluctuate based on the amount and timing of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. In addition, the collaboration agreements typically provide for certain milestone payments and various royalties on future product sales if the collaborative partners commercialize a product using our technology. However, we have no assurance that the collaborative partners will meet their development objectives or commercialize a product using our technology. Also, our ability to generate additional collaborative agreement revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. We have no assurance that new relationships will be established or that current collaborative agreement revenues will not decline.

        Royalty and license fee revenues    Our biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon® and recombinant insulin and glucagon products. Our biopharmaceuticals segment also earns license fees for technologies, such as hepatitis C virus related patents, used by third parties to develop therapeutic products. The biopharmaceuticals segment recognized royalty and license fee revenues of $63.3 million, $59.8 million and $50.9 million in 2002, 2001 and 2000, respectively.

        Betaferon®    We earn royalties on Schering AG's sales of Betaferon® in those cases where we do not supply the product. In 2002, 2001 and 2000, we recognized $46.9 million, $38.9 million and $35.7 million, respectively, under this arrangement. The increase in Betaferon® royalties in 2002 compared with 2001 was due to (i) increased utilization of beta interferon therapy for multiple sclerosis, (ii) fluctuations in foreign exchange rates, principally the Euro and (iii) incremental revenues recognized during the first quarter 2002 of $3.9 million related to a change in our methodology of recognizing these royalties. Prior to 2002, we accounted for Betaferon® royalties as a percentage of forecast received from Schering, with an adjustment of the estimate to actual in the subsequent quarter. More current information of European Betaseron® sales was available in 2002, and as a result, we were able to recognize Betaferon® royalties on a current basis beginning in the first quarter 2002. These increases were offset partially by the shift of revenue from royalties to product sales related to Switzerland as Schering began to sell product purchased in 2001 into the market. As discussed in "Product sales—Betaseron®" above, we began supplying Betaferon® to Schering in the fourth quarter 2002 for certain additional European markets, which was previously supplied by Boehringer Ingelheim. This resulted in a shift of revenue recognized under this agreement to product sales, with a decrease in royalty revenues, beginning in the fourth quarter 2002. The exact shift of revenue in the future will be contingent on our production capacity and market demand and is expected to increase over the next three years. Overall biopharmaceutical earnings is expected to be largely unaffected by the transition. In addition, under the terms of this agreement, our royalty percentage for Betaferon® will decrease in the fourth quarter 2003 by approximately 5%. The increases in Betaferon® in 2001 as compared with 2000 primarily related to increased utilization of beta interferon therapy for multiple sclerosis, offset by a weaker exchange rate of the Euro as compared with the U.S. Dollar. Betaferon® is the only product that is approved in Europe for the treatment of both relapsing/remitting and secondary progressive multiple sclerosis. Foreign currency exchange rates may influence future Betaferon® royalties.

        Novo Nordisk    We earn royalty revenues on insulin and glucagon product sales by Novo Nordisk AS. We recognized $7.5 million, $6.9 million and $6.1 million in 2002, 2001 and 2000, respectively, under this arrangement. Patents related to the production of insulin and glucagons expire beginning late 2003 and as a result, significant reductions in royalty revenue recognized under this arrangement are expected.

        The balance of royalty and license fee revenues recognized in our biopharmaceuticals segment consisted of various other agreements, which individually were not material. In 2002, we granted GlaxoSmithKline plc rights under certain of our MC-4R compound patents and Merck & Co., Inc. and Abbott Laboratories rights under certain of our hepatitis C virus related patents. In 2001, we granted Schering AG rights relating to the technology used in the manufacturing of Hirudin, Bristol-Myers Squibb Company and Japan Tobacco, Inc. rights under certain of our hepatitis C virus related patents and Eximias Pharmaceutical Corporation (formerly Zarix Incorporated) rights under our recombinant protein technology. In 2000, we granted Glaxo Group Limited (now part of GlaxoSmithKline plc) rights under certain of our hepatitis C virus related patents and resumed Phase IV clinical trials for DepoCyt®.

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

        Other revenues    Our biopharmaceuticals segment recognized other revenues of $17.7 million, $19.7 million and $16.4 million in 2002, 2001 and 2000, respectively.

        Contract manufacturing revenues    Our biopharmaceuticals segment recognized contract manufacturing revenues of $14.0 million, $16.1 million and $13.3 million for 2002, 2001 and 2000, respectively. The fluctuations in 2002 as compared to 2001, and in 2001 as compared to 2000, resulted from the level of activity and the timing of contract manufacturing activities.

        Other    In the fourth quarter 2002, we recognized $3.0 million related to the sale of the U.S. sales and marketing rights for Depocyt® to SkyePharma plc.

        In the fourth quarter 2001, we recognized $2.0 million related to a royalty audit recovery.

        As previously announced by Schering AG, Biogen will make a payment to Schering because a U.S. Court of Appeals partially reversed a District Court ruling in connection with the so called McCormick patents owned by Schering's U.S. subsidiary, Berlex Laboratories. We will share in this payment in accordance with an earlier contract between the parties.

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

        Gross profit    Biopharmaceutical gross profit as a percentage of net product sales was 73%, 71% and 70% in 2002, 2001 and 2000, respectively. The increase in biopharmaceutical gross profit margins in 2002 as compared with 2001 was the result of a more favorable mix of biopharmaceutical product sales, price increases taken early in 2002 and, a decrease in royalty expenses. The increase in biopharmaceutical gross profit margins in 2001 as compared with 2000 primarily related to a more favorable mix of biopharmaceutical product sales, including TOBI®, offset by a decrease in gross profit margins caused by the timing of Betaseron® shipments.

        We are obligated to pay royalties on sales of certain therapeutic products in the U.S. and in Europe to the former limited partners of Cetus Healthcare Limited Partnership (see Note 13, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements). One of these agreements expired on December 31, 2001. This had a slightly positive impact on gross profit margins in 2002 compared to 2001.

        Biopharmaceutical gross profit percentages may fluctuate significantly in future periods due to production yields and as the biopharmaceutical product and customer mix changes.

        Research and development    Our biopharmaceuticals segment recognized research and development expenses of $238.1 million, $264.9 million and $227.0 million in 2002, 2001 and 2000, respectively.

        The decrease in research and development spending in 2002 as compared with 2001 primarily related to the timing of various clinical trials, including (i) the conclusion of the clinical trial for tifacogin (recombinant Tissue Factor Pathway Inhibitor) for severe sepsis in the fourth quarter 2001, (ii) the conclusion of reimbursed manufacturing activities to our partner, Ribozyme

Pharmaceuticals Co., for production of Angiozyme for 2002 clinical trials in cancer and (iii) the conclusion of our Phase I trials for HIV using a non-nucleoside HIV reverse transcriptase inhibitor (NNRTI) compound. The decreases were partially offset by the progress in other development projects, including those activities related to (i) our December 2001 collaboration agreement with Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.) for the development of a dry powder formulation of our inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients, (ii) the development of tezacitabine, obtained as a part of the acquisition of Matrix Pharmaceutical in the first quarter 2002 and (iii) the development of interleukin-2 in combination with various monoclonal antibodies. In addition, as discussed in "Product sales—Betaseron®" above, we are required to make capital improvements to our existing manufacturing facilities to support the supply of Betaferon® to Schering. In 2002, in connection with this project, we incurred expenses relating to the development of new processes and the performance of test runs related to the installed equipment.

        In the fourth quarter 2002, we reached an agreement in principle to transfer responsibility for the SILCAAT (referred to below as Proleukin® for HIV) trial, a Phase III study for recombinant human interleukin-2 (IL02, aldeseleukin), to the investigators, as managed by a Scientific Committee comprised of researchers affiliated with the Hospital Henri Mondor in Paris, the National Institutes of Health, the University of Minnesota, and other research institutions. The agreement to transfer this study did not have a material impact on 2002 research and development expenses for the study; furthermore, research and development expenses for 2002 and 2001 did not vary significantly. Research and development expenses related to the SILCAAT trial are expected to decrease in 2003 as a result of transferring responsibility for the trial. However, under the agreement, we are obligated to fund a maximum of $18.0 million over the next three years to third parties.

        The increase in research and development spending in 2001 as compared with 2000 was due to the furtherance of our clinical trials related to tifacogin (recombinant Tissue Factor Pathway Inhibitor) for severe sepsis, Proleukin® for HIV and progress in various other development platforms, including those obtained as part of the acquisition of PathoGenesis Corporation on September 21, 2000. In December 2001, we entered into a collaboration agreement with Nektar, as discussed above. The increases were offset by the conclusion of Phase II clinical trials for Fibroblast Growth Factor for coronary and peripheral artery diseases and a reduction in gene therapy activities with the sale of the San Diego facility in January 2001 (see "Gain (loss) on sale of assets" below). In addition, certain 2001 and 2000 research and development expenses have been reallocated between our biopharmaceuticals segment and our vaccines segment to conform with the 2002 presentation.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general and administrative    Our biopharmaceuticals segment recognized selling, general and administrative expenses of $95.4 million, $79.8 million and $50.1 million in 2002, 2001 and 2000, respectively. The increase in selling, general and administrative expenses in 2002 as compared with 2001 related to sales and marketing costs for various biopharmaceutical post-market approval commitments and support for continued market penetration of TOBI® in Europe, and costs following the acquisition of Pulmopharm in the third quarter 2002.

        The increase in selling, general and administrative expenses in 2001 as compared with 2000 primarily was due to the acquisition of PathoGenesis Corporation, and increased sales and marketing costs related to the relaunch of DepoCyt® in the first quarter 2001. Selling, general and administrative expenses in 2000 also were affected by our worldwide implementation of an integrated information system in April of 1999.

        Amortization expense    Our biopharmaceuticals segment recognized amortization expense of $24.3 million, $38.4 million and $9.6 million for 2002, 2001 and 2000, respectively. We acquired PathoGenesis Corporation on September 21, 2000 and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to purchased technologies, acquired intangible assets and goodwill, which related to the biopharmaceuticals segment. Purchased technologies, which were concluded to have alternative future uses, represented the fair value of research and development projects, which we will develop further after the acquisition date. We are amortizing purchased technologies on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents and databases, which we are amortizing on a straight-line basis over 13 to 16 years. On January 1, 2002, as discussed in "New Accounting Standards" below, we implemented SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. This change was the primary reason for the decrease in amortization expense in 2002 as compared with 2001. As circumstances dictate, we evaluate the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or carrying values. Goodwill (including assembled workforce) amortization expense was $14.7 million and $3.6 million in 2001 and 2000, respectively.

Vaccines

        Product sales    We sell meningococcal, flu, travel and pediatric vaccines in Germany, Italy, the United Kingdom and other international markets. Vaccine product sales were $357.5 million, $365.8 million and $344.5 million in 2002, 2001 and 2000, respectively.

        Menjugate™, our conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C, sales were $55.0 million, $105.6 million and $114.9 million in 2002, 2001 and 2000, respectively. In 2002 there were, as expected, fewer shipments to existing markets than in 2001 and 2000, partially offset by shipments to new markets. The 2001 and 2000 activity related to a tender with the National Health Service in the United Kingdom, for a universal vaccination program. In 2000 there were significant shipments as we shipped $101.5 million of Menjugate™ under this tender. This tender was completed in 2001. The 2001 activity also included shipments to Canada, the commencement of which occurred in the second quarter 2001.

        Sales of our flu vaccines were $90.0 million, $74.7 million and $60.4 million in 2002, 2001 and 2000, respectively. The increase in flu vaccine sales in 2002 as compared with 2001 resulted from being first to the market in Germany, increased sales to new countries, such as China, increased sales to existing countries due to increased awareness in the overall influenza vaccines market and improved production yields. Flu vaccine sales increased in 2001 as compared with 2000 primarily as the result of being first to the German market.

        Sales of our travel vaccines were $64.3 million, $51.7 million and $36.9 million in 2002, 2001 and 2000, respectively. Contributing to the increase in 2002 travel vaccine sales as compared with 2001, were increased tick-borne encephalitis vaccine sales with the 2002 launch of a new adult formulation and a pediatric formulation in Germany. Contributing to the increase in 2001 travel vaccine sales as compared with 2000 were increased (i) tick-borne encephalitis vaccine sales, attributed to regulatory difficulties of a competitor's product and (ii) rabies vaccine sales, due to greater market penetration.

        Sales of our pediatric vaccines were $148.2 million, $133.8 million and $132.3 million in 2002, 2001 and 2000, respectively. Contributing to the increase in 2002 pediatric/other vaccines sales as compared with 2001 were increased polio vaccine sales to non-profit organizations and developing markets such as India.

        Certain of our vaccine products, particularly our flu vaccines, are seasonal and typically have higher sales in the third and fourth quarters of the year. In addition, we expect Menjugate™ sales to continue to fluctuate as public health authorities consider adoption of broad vaccination programs. We are currently initiating plans for a registration trial in the U.S. for Menjugate® and expect to begin this

Phase III trial in 2003. We are exploring opportunities for additional Menjugate™ sales in other countries.

        We expect competitive pressures related to many of our vaccine products to continue into the future, primarily as a result of the introduction of competing products into the market, including, but not limited to, new combination vaccines, as listed in Part I, Item 1., "Business—Competition" above.

        Royalty and license fee revenues    Our vaccines segment earns royalties on third party sales of, and license fees on, several products. The vaccines segment recognized royalty and license fee revenues of $12.3 million, $16.5 million and $29.0 million in 2002, 2001 and 2000, respectively.

        GlaxoSmithKline    An agreement with GlaxoSmithKline plc provides for royalties on sales of certain vaccine products. Under this agreement, we recognized $7.0 million, $6.1 million and $7.0 million of such royalties in 2002, 2001 and 2000, respectively. The fluctuation in 2001 royalties primarily was due to a decrease in GlaxoSmithKline sales due to competitive vaccine products.

        Other    In 2002, 2001 and 2000, we recognized $5.3 million, $10.4 million and $19.0 million, respectively, of royalty revenues primarily on third party sales of hepatitis B virus vaccine products. The decrease in 2002 as compared with 2001, and in 2001 as compared with 2000, primarily related to a decrease in sales of hepatitis B virus vaccine products due to competitive multivalent hepatitis B virus vaccine products and we received reduced royalties starting in the fourth quarter 2001 due to certain terms of one of the hepatitis B virus arrangements expiring in the third quarter 2001. Certain patents related to the production of hepatitis B vaccine products expire beginning in 2004, which will result in reductions in royalty revenues recognized under one arrangement.

        The balance of royalty and license fee revenues recognized in our vaccines segment in 2000 was not material.

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

        Other revenues    Our vaccines segment recognized other revenues of $17.5 million, $20.9 million and $21.7 million in 2002, 2001 and 2000, respectively.

        Commission revenues    We earn commission revenues on sales of hepatitis B virus vaccine products. Previously, we also earned commission revenues under an arrangement related to sales of immunoglobulin products, which expired on December 31, 2000. Commission revenues were $1.1 million, $2.6 million and $7.7 million in 2002, 2001 and 2000, respectively. In addition to the expiration of the immunoglobulin arrangement, the decrease in commission revenues related to a decrease in sales of hepatitis B virus vaccine products due to competitive multivalent hepatitis B virus vaccine products.

        Grant and contract revenues    Our vaccines segment other revenues included grant and contract revenues of $14.6 million, $15.0 million and $5.7 million for 2002, 2001 and 2000, respectively. In the second quarter 2000, we entered into an agreement with the U.S. National Institutes of Health to advance our HIV vaccine program into human clinical trials. Under this arrangement, we could receive $23.2 million over five years. Under supplemental arrangements, we may perform other work related to the National Institutes of Health's HIV vaccine program on a grant or contract-by-contract basis. A majority of the grant and contract revenues, $10.1 million, $9.9 million and $2.0 million in 2002, 2001 and 2000, respectively, were recognized under these arrangements.

        Contract manufacturing revenues    Included in our vaccines segment other revenues are contract manufacturing revenues of $1.5 million, $2.2 million and $4.0 million for 2002, 2001 and 2000, respectively. The fluctuations resulted from a decrease in the level of contract manufacturing activities.

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

        Gross profit    Vaccines gross profit as a percentage of net product sales was 58%, 63% and 65% in 2002, 2001 and 2000, respectively. The decrease in vaccine gross profit margin in 2002 as compared with 2001 primarily related to (i) increased product reserves in 2002 due to various issues, including seasonality patterns, excess and obsolete inventory and production yields, (ii) lower sales of Menjugate™, which has a relatively high gross profit margin and (iii) the commencement, in the fourth quarter 2001, of royalty payments to Novartis AG based on Menjugate™ sales under the December 1995 Limited Liability Company Agreement (see Note 9, "Related Party Transactions," in the Notes to Consolidated Financial Statements). The decrease in vaccine gross profit margins in 2001 as compared with 2000 primarily related to sales of Menjugate™, including the fourth quarter 2001 commencement of royalties based on Menjugate™ sales paid to Novartis AG under the December 1995 Limited Liability Company Agreement, offset by a favorable mix of other vaccine product sales.

        Vaccines gross profit percentages may fluctuate significantly in future periods due to product and customer mix, seasonality and ordering patterns and production yields.

        Research and development    Our vaccines segment recognized research and development expenses of $68.3 million, $63.1 million and $57.1 million in 2002, 2001 and 2000, respectively. The increase in research and development spending in 2002 compared with 2001 primarily was due to progress in the development of our meningococcal franchise and work related to the HIV vaccine program, partially funded by the U.S. National Institutes of Health. The increase in research and development spending in 2001 as compared with 2000 primarily was due to the timing of clinical trials related to our various vaccine programs as well as some spending under our collaboration agreement with Rhein Biotech N.V. (now a part of Berna Biotech) and GreenCross Vaccine Corporation. In addition, certain 2001 and 2000 research and development expenses have been reallocated between our vaccines segment and our biopharmaceuticals segment to conform with the 2002 presentation.

        In April 2001, Chiron, Rhein Biotech N.V. (now a part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration agreement to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. Under the collaboration agreement, we have commitments for a portion of the research and development expenses, which actually began in the first quarter 2001, with Berna Biotech and GreenCross Vaccine Corporation. The collaboration agreement also requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine Corporation (see "Liquidity and Capital Resources—Sources and uses of cash" below).

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general and administrative    Our vaccines segment recognized selling, general and administrative expenses of $89.9 million, $78.2 million and $76.1 million in 2002, 2001 and 2000, respectively. The increase in selling, general and administrative expenses in 2002 as compared with 2001 related to (i) a payment made in the first quarter 2002 to the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government's healthcare program that was expensed in the first quarter 2002, (ii) increased sales and marketing costs associated with the 2002 launch of our newly formulated tick-borne encephalitis vaccine and increased flu vaccine sales and (iii) additional costs associated with the enhancement of current business processes and headcount. These increases were partially offset by the reduced commissions paid under a co-marketing and co-promotion agreement with Aventis Pasteur MSD related to sales of Menjugate™.

        The increase in selling, general and administrative expenses in 2001 as compared with 2000 primarily was due to commissions recognized under a co-marketing and co-promotion agreement with Aventis Pasteur MSD related to Menjugate™ and Fluad™. Under the Aventis Pasteur agreement, Aventis Pasteur distributes, markets and sells (co-markets) Menjugate™ under its own label in Europe, excluding the United Kingdom and Ireland. Aventis Pasteur also assists us in marketing and sales efforts (co-promotion) related to Menjugate™ in the United Kingdom and Ireland. Aventis Pasteur similarly co-markets and co-promotes Fluad™ in Europe. Co-promotion commissions to Aventis Pasteur amounted to $5.5 million, $6.6 million and $2.0 million in 2002, 2001 and 2000, respectively.

        Amortization expense    Our vaccines segment recognized amortization expense of $5.6 million, $8.3 million and $8.1 million in 2002, 2001 and 2000, respectively. In the second quarter 1998, we acquired the remaining 51% interest in Chiron Behring from Hoechst AG and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to acquired intangible assets and goodwill. Acquired intangible assets included the fair value of trademarks, patents and customer lists, which we are amortizing on a straight-line basis over 6 to 20 years. Acquired intangible assets also included the assembled workforce, which we were amortizing on a straight-line basis over 20 years. On January 1, 2002, as discussed in "New Accounting Standards" below, we implemented SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. This change was the primary reason for the decrease in amortization expense in 2002 as compared with 2001. As circumstances dictate, we will evaluate the useful life and carrying value of each intangible asset, which may result in future adjustments to the amortization periods or book values. The goodwill and assembled workforce amortization expense was $2.4 million and $2.5 million in 2001 and 2000, respectively.

Blood testing

        Product sales    Our blood testing segment recognized product sales of $148.1 million, $68.7 million and $43.1 million in 2002, 2001 and 2000, respectively.

        Procleix™    On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix™ HIV-1/ HCV Assay. Under a collaboration agreement with Gen-Probe Incorporated, we market and sell the Procleix™ HIV-1/ HCV Assay and the related instrument system. In addition to selling directly in the U.S., we also sell in various European and Asia / Pacific markets, directly and through distributors. We recognize product revenues based on the details of each contract.

        Worldwide product sales related to tests and instruments and the provision of services were $125.5 million, $48.4 million and $22.4 million in 2002, 2001 and 2000, respectively. The increase in product sales in 2002 as compared with 2001 related primarily to the commercial sale of the Procleix™ HIV-1/ HCV Assay in the U.S. following the U.S. Food and Drug Administration approval in February 2002. During 2002, we signed new commercial contracts including those with existing America's Blood Centers customers, the American Red Cross, the U.S. military and the Association of Independent Blood Centers to provide the Procleix™ HIV-1/ HCV Assay. In addition, in 2002, we experienced continued expansion in several markets outside the U.S. In the first and second quarters of 2002, we recognized positive adjustments under previously existing contracts with all our U.S. customers for increased donations exceeding contractual minimums. In the third quarter 2001, all of our U.S.

customers renewed their investigational use agreements, most with moderate price increases, for nucleic acid testing products, resulting in increased revenues in 2001 as compared with 2000.

        Ortho-Clinical Diagnostics    Under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. We recognized product sales under this contract of $22.6 million, $20.3 million and $20.7 million in 2002, 2001 and 2000, respectively. The fluctuations between 2002 and 2001, as well as 2001 and 2000, primarily were due to the timing of manufacturing services. In addition, Chiron supplies bulk antigens for Ortho-Clinical Diagnostics to be included in products to be sold by Bayer under a June 2001 agreement among Chiron, Ortho-Clinical Diagnostics and Bayer Corporation (see also "Royalty and license fee revenues—Bayer" below).

        We expect competitive pressures related to our blood testing products to continue into the future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1. "Business-Competition" above.

        Equity in earnings of unconsolidated joint businesses    Our share of earnings from our joint business with Ortho-Clinical Diagnostics, Inc. was $104.6 million, $84.5 million and $84.2 million in 2002, 2001 and 2000, respectively. The increase in 2002 as compared with 2001 primarily was due to the timing of Ortho's shipments to third parties, increased profitability of Ortho-Clinical Diagnostics' foreign affiliates, expanding sales of assays used on Ortho's Vitros® ECi immunodiagnostic system and nominal price increases in the U.S.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Under the Ortho-Clinical Diagnostics, Inc. contract, we conduct research and development services related to immunodiagnostic products. Our blood testing segment recognized total collaborative agreement revenues of $9.4 million, $11.2 million and $11.7 million in 2002, 2001 and 2000, respectively. The majority of collaborative agreement revenues recognized by our blood testing segment related to immunodiagnostic products. The fluctuations between 2002 and 2001, and 2001 and 2000, primarily were due to the timing of research services.

        Collaborative agreement revenues tend to fluctuate based on the amount and timing of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative agreement revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. We have no assurance that new relationships will be established or that current collaborative agreement revenues will not decline.

        Royalty and license fee revenues    Our blood testing segment earns royalties on third party utilization of our hepatitis C virus and HIV related patents for use in blood screening based on third party sales of hepatitis C virus and HIV immunodiagnostic and probe diagnostic products for use in blood screening. The blood testing segment recognized royalty and license fee revenues of $53.5 million and $20.6 million in 2002 and 2001, respectively. No similar revenues were recognized in 2000. The increase in revenues in 2002 as compared with 2001 is discussed below.

        F. Hoffmann-LaRoche settlement    In October 2000, we entered into three license agreements with F. Hoffmann-LaRoche Limited and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV intellectual property. Two agreements relate to in vitro diagnostic products. See "Other—Royalty and license fee revenues" below. The third agreement for blood screening was superseded in May 2001 by two new agreements, one for each of hepatitis C virus and HIV. Revenues under these agreements were $48.5 million and $18.1 million in 2002 and 2001, respectively. The increase in 2002 as compared with 2001 related to (i) a contractual increase in the royalty rates, (ii) increased testing volume and (iii) positive adjustments of the estimate to actual testing in subsequent periods. Our blood testing segment did not recognize any royalty and license fee revenues during 2000 under these agreements. Royalties will continue under these new agreements through the lives of the hepatitis C virus and HIV related patents covering F. Hoffmann-LaRoche's nucleic acid testing products. Currently, the applicable issued hepatitis C virus related patents begin to expire in 2015 for the U.S. and in 2008 for Europe. Currently, the applicable issued HIV related patent in Europe expires in 2005. We have received notice that an HIV related patent will issue in the U.S. in March 2003. The HIV related patent life in the U.S. will be seventeen years from the date of issuance.

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

        Gross profit    Blood testing gross profit as a percentage of net product sales was 41%, 28% and 30% in 2002, 2001 and 2000, respectively. The increase in blood testing gross profit margins in 2002 as compared with 2001 related to (i) the increase in nucleic acid testing product sales as a percentage of total blood testing product sales and (ii) the timing of manufacturing services under the Ortho-Clinical Diagnostics contract.

        The decrease in blood testing gross profit margins in 2001 as compared with 2000 primarily related to payments to Gen-Probe Incorporated upon resolution of certain contractual disputes in the fourth quarter 2001. This decrease was offset by proportionately higher sales of nucleic acid testing products in 2001 as compared with 2000. In July 2000, we began recognizing nucleic acid testing product sales for one of our key U.S. customers, which previously were recorded as collaborative agreement revenues. In addition, all of our U.S. customers renewed their agreements during the third quarter 2001, most with moderate price increases, for nucleic acid testing products.

        Blood testing gross profit percentages may fluctuate in future periods as the blood testing product and customer mix changes.

        Research and development    Our blood testing segment recognized research and development expenses of $19.4 million, $17.2 million and $14.9 million in 2002, 2001 and 2000, respectively. The increase in research and development spending in 2002 compared with 2001 primarily was due to the continued development of nucleic acid testing products and the timing of activities under the Ortho-Clinical Diagnostics contract. The increase in research and development spending in 2001 compared with 2000 was due to an increase in development costs related to nucleic acid testing technology as Chiron and Gen-Probe Incorporated completed submission of data to the U.S. Food and Drug Administration for the Procleix™ instruments and assays in January 2001 (see "Product sales" above).

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general and administrative    Our blood testing segment recognized selling, general and administrative expenses of $30.8 million, $29.3 million and $21.5 million in 2002, 2001 and 2000, respectively. The increased selling, general and administrative expenses in 2002 compared with 2001 related to the expansion of our customer base for the Procleix™ HIV-1/HCV Assay in the U.S., Europe and other international markets. The increase in selling, general and administrative expenses in 2001 as compared with 2000 primarily was due to sales and marketing activities associated with the nucleic acid testing business. We expect continued growth in selling, general and administrative expenses related to nucleic acid testing technology as we expand our sales opportunities for additional nucleic acid testing adoptions in other countries.

Other

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our other segment did not recognize collaborative agreement revenues in 2002. Our other segment recognized collaborative agreement revenues of $9.1 million and $3.0 million in 2001 and 2000, respectively, under an agreement with Novartis AG. Under the December 1995 Limited Liability Company Agreement (see Note 9, "Related Party Transactions," in the Notes to Consolidated Financial Statements), Novartis agreed to provide, at our request, research funding for certain projects. The funded projects consisted of certain adult and pediatric vaccines, Insulin-like Growth Factor-I, Factor VIII and Herpes Simplex Virus-thymidine kinase. In December 1999, Chiron and Novartis amended this agreement to increase the maximum amount of funding provided by Novartis from $250.0 million to $265.0 million. Based upon a December 2000 amendment, Novartis agreed to fund through December 31, 2001, at our request and subject to certain annual and aggregate limits, up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. This agreement expired on December 31, 2001.

        Collaborative agreement revenues tend to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative agreement revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. We have no assurance that new relationships will be established or that collaborative agreement revenues will be achieved.

        Royalty and license fee revenues    Our other segment earns royalties on third party sales of, and license fees on, several products. Our other segment recognized royalty and license fee revenues of $69.7 million, $101.3 million and $110.6 million in 2002, 2001 and 2000, respectively.

        Hepatitis C Virus and HIV    Our other segment earns royalties and license fees related to the use of our hepatitis C virus and HIV related patents by various third parties. Our other segment's royalty and license fee revenues related to the use of these products consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Royalty revenues	$68,955	$60,651	$11,119
License fee revenues	—	38,333	73,167

	$68,955	$98,984	$84,286

        F. Hoffmann-LaRoche settlement    In October 2000, we entered into three license agreements with F. Hoffmann-LaRoche Limited related to the settlement of litigation in the U.S. and certain other countries for use of our hepatitis C virus and HIV nucleic acid testing intellectual property for use in clinical diagnostics.

        Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to F. Hoffmann-LaRoche's use of our hepatitis C virus related patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to F. Hoffmann-LaRoche's use of our hepatitis C virus related patent in its in vitro diagnostic products, which commenced in the first quarter 2001. The increases in royalty revenues in 2002 compared with 2001 primarily related to increased product sales recognized by F. Hoffmann-LaRoche.

        Under the HIV agreement, we received $10.0 million in the fourth quarter 2000, which we deferred, and received $10.0 million in the first quarter 2001. These amounts included a refundable license fee and royalties for past sales related to F. Hoffmann-LaRoche's use of our HIV related patent in its in vitro diagnostic products in Europe. These amounts became nonrefundable in January 2001 when the European Patent Office Board of Technical Appeals upheld our HIV related patent. As a result, we recognized the entire $20.0 million as revenue in the first quarter 2001. The agreement also provides for royalties on future sales related to F. Hoffmann-LaRoche's use of our HIV related patent in its in vitro diagnostic products, which also commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld our HIV related patent. We will receive and recognize additional revenue of $10.0 million under this arrangement when the U.S. HIV related patents issue in March 2003.

        Such royalties will continue through the lives of the hepatitis C virus and HIV related patents covering F. Hoffmann-LaRoche's nucleic acid testing products. Currently, the applicable issued hepatitis C virus related patents begin to expire in 2015 for the U.S. and in 2008 for Europe. Currently, the applicable issued HIV related patent in Europe expires in 2005. We have received notice that an HIV related patent will issue in the U.S. in March 2003. The HIV related patent life in the U.S. will be seventeen years from the date of issuance.

        See "Blood testing—Royalties and license fee revenues" above for a discussion of the third agreement entered into with F. Hoffmann-LaRoche in October 2000 and two additional agreements entered into with F. Hoffmann-LaRoche in May 2001, which superseded the October 2000 agreement.

        Bayer    In connection with the sale of Chiron Diagnostics to Bayer Corporation, we granted Bayer rights under HIV and hepatitis C virus related patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid us a license fee of $100.0 million, which became nonrefundable in decreasing amounts over a period of three years, commencing in 1999. We recognized license fee revenues in 2001 and 2000, which represented the portions of the $100.0 million payment that became nonrefundable during those periods. We recognized the final portion of revenue in the fourth quarter 2001. In addition, the cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer, which increased in 2002 compared with 2001 and in 2001 compared with 2000.

        The balance of royalty and license fee revenues for 2002 and 2001 in the table above consisted of various other agreements, which individually were not material. In 2001, we granted Organon Teknika BV (now a part of bioMérieux) rights under certain of our HIV related patents. The agreement provides for royalties on future sales by Organon Teknika of assays for the detection of nucleic acid sequences for use in in vitro diagnostic (excluding blood screening) products. In 1999, we entered into a cross-license agreement with Abbott Laboratories, Inc., under which we granted Abbott Laboratories rights under our hepatitis C virus related patents. In addition, the cross-license agreement provides for payment of royalties to us on hepatitis C virus products sold by Abbott Laboratories.

        F. Hoffmann-LaRoche PCR agreement    Under a July 1991 agreement between F. Hoffmann-LaRoche Limited and Cetus Corporation (a company acquired by Chiron), we received royalties on sales of polymerase chain reaction products and services sold by F. Hoffmann-LaRoche and its licensees. In 2002, 2001 and 2000, we recognized $0.7 million, $2.4 million and $26.3 million, respectively, under this agreement. F. Hoffmann-LaRoche's royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter 2000. However, we estimated royalties on polymerase chain reaction product sales based on previous period actual sales. In the following quarter, we recorded an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of actual polymerase chain reaction product sales for that period. As a result, we recorded the adjustment for the final fourth quarter 2000 royalties in the first quarter 2001. In addition, we recorded a similar positive adjustment of $3.3 million in 2000. The amount recognized in 2002 is a back royalty relating to 2000 that resulted from a royalty audit conducted in 2002.

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

        Other revenues    Our other segment recognized other revenues of $1.2 million in 2002 relating to Matrix Pharmaceutical contract manufacturing projects that were not completed at the time of the acquisition.

        Selling, general and administrative    In 2002, 2001 and 2000, our other segment recognized selling, general and administrative expenses of $67.6 million, $65.3 million and $72.0 million, respectively. The increase in selling, general and administrative expenses in 2002 as compared with 2001 was due to our continued investment in and defense of our patents and technology partially offset by a decrease in consulting expenses. The decrease in selling, general and administrative expenses in 2001 as compared with 2000 primarily was due to lower patent litigation costs upon substantial conclusion of the F. Hoffmann-LaRoche Limited litigation in October 2000 and lower payroll taxes related to stock option exercises during a period of lower average Chiron stock prices. In March 2000, we posted an all-time high in our stock price. The fourth quarter 2000 also included costs associated with the integration of PathoGenesis Corporation.

        Write-off of purchased in-process technologies    The write-off of purchased in-process technologies was $45.2 million and $171.6 million in 2002 and 2000, respectively. There was no write-off of purchased in-process technologies in 2001.

        On February 20, 2002, we acquired Matrix Pharmaceutical, Inc. and accounted for the acquisition as an asset purchase. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated a portion of the purchase price to purchased in-process technologies and wrote off $45.2 million in 2002. We do not anticipate that there will be any alternative future use for the in-process technologies that were written off. In valuing the purchased in-process technologies, we used probability-of-success-adjusted cash flows and a 20% discount rate. We assumed revenue from tezacitabine to commence after 2005. As with all pharmaceutical products, the probability of commercial success for any research and development project is highly uncertain.

        On September 21, 2000, we acquired PathoGenesis Corporation and accounted for the acquisition as a business combination using the purchase method of accounting. We allocated a portion of the purchase price to purchased in-process technologies for $171.6 million. We wrote this off entirely in the fourth quarter 2000. The write-off of purchased in-process technologies represented the fair value at the acquisition date, calculated utilizing the income approach, of the portion of certain in-process research and development projects that were not reliant upon core technology. Core technology represents technology that has been utilized in approved or commercialized products. We did not include certain research and development projects deemed too early in terms of completion metrics and any future yet-to-be-defined technologies in the calculation of in-process technologies. We do not anticipate that there will be any alternative future use for the in-process technologies that were written off. In valuing the purchased in-process technologies, we used probability-of-success-adjusted cash flows and a 15% discount rate. We assumed cash inflows from any one in-process product to commence between 2002 and 2008. Based on current information, we believe that the revenue projections underlying the purchase price allocation are substantially accurate. As with all pharmaceutical products, the probability of commercial success for any one research and development project is highly uncertain.

        Restructuring and reorganization    We previously recorded restructuring and reorganization charges related to (i) the integration of our worldwide vaccines operations, (ii) the closure of our Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of our business operations.

        During 1999, we decided to retain 18 of 400 positions, originally identified for elimination, to support future contract manufacturing activities. Therefore, we adjusted the number of positions for elimination to 382. Again during 2000, we decided to retain 11 of those 382 positions to support future contract manufacturing activities. Therefore, we adjusted the number of positions for elimination to 371. Included in the 371 positions were 36 positions at our Amsterdam facility. We transferred these positions to a buyer in January 2000.

        For the year ended December 31, 2002, we had no restructuring and reorganization adjustments. Of the 371 positions for elimination, 365 had terminated as of December 31, 2002.

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

        Interest expense    In 2002, 2001 and 2000, we recognized interest expense of $12.8 million, $7.5 million and $12.8 million, respectively. The increase in interest expense in 2002 as compared with 2001 primarily was due to the interest expense recognized on the Liquid Yield Option Notes that were issued in June 2001. The decrease in interest expense in 2001 as compared with 2000 primarily was due to the conversions of $253.8 million of the 1.90% convertible debentures to common stock in October 2000 and $98.4 million of the 5.25% convertible debentures to common stock in May 2000, offset by interest expense recognized on the Liquid Yield Option Notes that were issued in June 2001.

        Other income, net    Other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. In 2002, 2001 and 2000, we recognized interest income of $36.2 million, $51.6 million and $84.5 million, respectively. The decrease in interest income in 2002 as compare with 2001, and 2001 as compared with 2000, primarily was due to lower average interest rates, partially offset by higher average cash and investment balances following the $401.8 million received upon issuance of the Liquid Yield Option Notes in June 2001.

        In 2002, 2001 and 2000, we recognized gains of $14.3 million, $8.7 million and $3.2 million, respectively, related to the sale of certain equity securities. In 2000, we recognized a net loss of $3.7 million related to the sale of certain debt securities.

        In 2002, 2001 and 2000, we recognized losses attributable to the other-than-temporary impairment of certain debt and equity securities of $7.5 million, $5.5 million and $5.0 million, respectively.

        In the second quarter 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us $5.1 million—the full principal plus interest. We recorded $1.5 million in other income, net, for the year ended December 31, 2002.

        On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein's gross profit, through 2003. We received $5.4 million, $2.5 million and $2.9 million in 2002, 2001 and 2000, respectively.

        In January 2000, we hedged a portion of our exposure to the British pound related to Menjugate™ sales. We settled this hedging contract upon substantial conclusion of Menjugate™ sales in the United Kingdom in the second quarter 2000. This settlement resulted in a gain of approximately $5.4 million.

        Since the inception of a Singapore-based joint venture, S*BIO Pte Ltd., through 2001, we have invested $8.0 million, to research and develop therapeutic, diagnostic and vaccine products, which we have written off entirely due to the early stage of S*BIO's research and development activities (see also "Results of Operations—Biopharmaceuticals—Collaborative agreements revenues" above). We have not made any investment in S*BIO Pte Ltd. in 2002.

        Income taxes    The reported effective tax rate for 2002 is 31.6% of pretax income from continuing operations, including the write-off of purchased in-process technologies related to the Matrix Pharmaceutical acquisition. The write-off of purchased in-process technologies in 2002 is not tax deductible. The adjusted annual effective tax rate for 2002 is 27.0% of pretax income from continuing operations, excluding the write-off of purchased in-process technologies. The 2002 reported effective tax rate is slightly higher than the 2001 reported effective tax rate due to the write-off of non-deductible in-process technologies incurred in 2002, which outweighed the increased benefits realized in 2002 from foreign income taxed at rates lower than the U.S. tax rate and the absence of non-deductible goodwill amortization in 2002 pursuant to SFAS No. 142, as discussed above. In 2001, non-deductible goodwill amortization increased the reported effective tax rate.

        The reported effective tax rate for 2001 was 31.4% of pretax income from continuing operations, which reflects the amortization of goodwill and acquired identifiable intangible assets related to the PathoGenesis Corporation acquisition. The reported effective tax rate for 2000 was 84.4% of pretax income from continuing operations. The adjusted annual effective tax rate for 2000 was 32.0% of pretax income from continuing operations, excluding (i) the write-off of purchased in-process technologies and amortization expense on goodwill and acquired identifiable intangible assets related to the PathoGenesis acquisition and (ii) $34.0 million of past royalty revenues related to the F. Hoffmann-LaRoche Limited settlement. The decrease in the adjusted annual effective tax rate in 2001 as compared with 2000 primarily was due to increases in the amount of tax credits utilized in 2001 as compared with 2000, as well as increases in the tax benefits derived from export sales activities.

        The effective tax rate may be affected in future periods by changes in management's estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

        Discontinued operations    In a strategic effort to focus on our core businesses of biopharmaceuticals, vaccines and blood testing, we completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. The "Gain (loss) on disposal of discontinued operations" consisted of the following during the years ended December 31:

	2002	2001	2000
	(In thousands)
Reversal of reserves for retention and severance obligations	$—	$1,600	$—
Reversal of reserves for indemnity obligations	—	1,500	2,190
Gain on the sale of real estate assets	—	1,644	—
Employee settlement	(438)	—	—
Other	—	—	(708)
Income tax benefit (provision)	118	534	(9,070)

	$(320)	$5,278	$(7,588)

        Chiron Diagnostics    Under the terms of the Bayer agreement, we were responsible for retention and severance payments to specific U.S. and international employees and, accordingly, we reserved for such severance obligations. In 2001, we reversed approximately $1.6 million reserved for severance obligations based upon a final reconciliation from Bayer. We recorded this amount as a component of "Gain (loss) on disposal of discontinued operations."

        In 2002, we recognized a charge of $0.4 million related to a settlement with a former employee arising out of the sale of Chiron Diagnostics. This amount was recorded as a component of "Gain (loss) on disposal of discontinued operations."

        Chiron Vision    Under the terms of the Bausch & Lomb agreement related to the sale of Chiron Vision, we provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify Bausch & Lomb against certain potential claims. In 2001, we reversed the remaining reserves of $1.5 million upon the sale of the remaining real estate assets, as discussed below. In 2000, we reversed approximately $2.2 million of such reserves as such obligations had expired unused. We recorded these amounts as components of "Gain (loss) on disposal of discontinued operations."

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

        Income taxes    In connection with the sale of Chiron Diagnostics and Chiron Vision, we recorded cumulative net deferred tax assets of $8.5 million and $23.7 million at December 31, 2002 and 2001, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. We also recorded corresponding valuation allowances of $8.5 million and $23.7 million at

December 31, 2002 and 2001, respectively, to offset these deferred tax assets, as we believe that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. We will report the future recognition of these deferred tax assets, if any, as a component of "Gain (loss) on disposal of discontinued operations."

        "Gain (loss) on disposal of discontinued operations" included an income tax benefit (provision) of $0.1 million, $0.5 million and ($9.1) million in 2002, 2001 and 2000, respectively. The tax benefit in 2002 related to the charge for a settlement with a former employee arising out of the sale, as discussed above. The tax benefit in 2001 related to the reversal of reserves and valuation allowances against deferred tax assets that were established at the time of the sale, as discussed above. The tax provision in 2000 resulted from the 1999 estimated tax provision to tax return true-up adjustment on the Chiron Diagnostics final purchase price adjustment.

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (referred to as FIN No. 46), "Consolidation of Variable Interest Entities" which addresses the accounting for certain off-balance sheet lease financing. The recognition provisions of FIN No. 46 will be effective for Chiron for the interim period ended September 30, 2003. As Chiron finalizes the options discussed in Note 13, "Commitments and Contingencies" by July 1, 2003, Chiron will continue to monitor the impact of FIN No. 46 on its Consolidated Financial Statements.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

        In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Chiron is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its Consolidated Financial Statements.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS

No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized under such costs, and is not expected to have a material impact on the Consolidated Financial Statements.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS No. 142. Chiron adopted the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002.

        SFAS No. 141 required, upon adoption of SFAS No. 142, Chiron to evaluate existing intangible assets and goodwill that were acquired in a purchase business combination prior to June 30, 2001, and make any necessary reclassifications to conform with the new criteria in SFAS No. 141. As a result, Chiron reclassified assembled workforce with a net carrying value of $7.8 million to goodwill on January 1, 2002.

        Upon adoption of SFAS No. 142, Chiron reassessed the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations. No adjustments to amortization periods were necessary. Chiron has no intangible assets with indefinite useful lives.

        In connection with the transitional goodwill impairment evaluation, the adoption of SFAS No. 142 requires Chiron to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, Chiron identified its reporting units as of January 1, 2002. Chiron then determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Chiron subsequently determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit's carrying amount. Each reporting unit's fair value exceeds its carrying amount. Based on this analysis, Chiron has no indication of a transitional impairment loss and no further analysis is required.

        In addition, as mandated by SFAS No. 142, Chiron must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations. Chiron performed its annual impairment test as of June 30, 2002 and has no indication of an impairment loss and no further analysis is required.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Chiron adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Consolidated Financial Statements.

        Under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Chiron evaluated the recoverability of its intangible and long-lived assets (excluding goodwill), as circumstances dictated. Impairment, if any, was based on the excess of the carrying value of such assets over their respective fair values, calculated based upon the projected discounted net cash flows associated with such assets. In August 2001, the Financial Accounting

Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale.

        SFAS No. 144 also supercedes the business segment concept in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations. Chiron adopted the provisions of SFAS No. 144 effective January 1, 2002. The implementation of the impairment provisions of this standard did not have a material impact on the Consolidated Financial Statements.

Liquidity and Capital Resources

        Our capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings and issuance of common stock. Our cash and investments in marketable debt securities, which totaled $1,288.5 million at December 31, 2002, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

Sources and Uses of Cash

        We had cash and cash equivalents of $248.0 million and $320.7 million at December 31, 2002 and 2001, respectively.

        Operating activities    In 2002, net cash provided by operating activities was $268.2 million as compared with $262.0 million in 2001. The increase in cash provided by operating activities largely was due to (i) higher income from operations before the write-off of in-process technologies, depreciation and amortization and other non-cash charges and (ii) increased cash due to the timing of payments received under the Betaferon® and Roche royalty arrangements. Income from operations before depreciation and amortization and other non-cash charges was $397.5 million in 2002 as compared with $318.9 million in 2001. These increases were partially offset by (i) the $45.3 million license fee payment received from Bayer in June 2001, (ii) increased accounts receivable primarily driven by increases in product sales and royalty receivables due to an increase in Betaferon® sales and increased blood screening royalties due to contractual price increases and increased blood testing volume, (iii) lower accrued liabilities and other payables and (iv) increased payments in 2002. Increased payments in 2002 as compared with 2001, included payments to (i) Gen-Probe Incorporated upon resolution of certain contractual disputes which were accrued for in the fourth quarter 2001 and (ii) the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government's healthcare program (see "Results of Operations—Vaccines—Selling, general and administrative" above).

        At December 31, 2002, unutilized foreign net operating loss carryforwards of approximately $13.2 million were available to offset future taxable income. Approximately $3.6 million begins expiring over the period 2008 to 2018 and the remaining $9.6 million is available to offset future taxable income without limitation.

        Unutilized net operating loss and federal business tax credit carryforwards attributed to the acquisition of PathoGenesis Corporation of approximately $27.6 million and $6.9 million, respectively, were available to offset future domestic taxable income through 2012. In 2002, the net operating loss carryforward was fully utilized, as was approximately $4.7 million of the business tax credit carryforwards. At December 31, 2002 approximately $2.2 million of unutilized federal business tax credit carryforwards attributed to the acquisition of PathoGenesis Corporation remain available to reduce future income tax liabilities through 2012.

        At December 31, 2002, unutilized federal and state net operating loss carryforwards attributed to the acquisition of Matrix Pharmaceutical, Inc. of approximately $85.1 million were available to offset future domestic taxable income through 2022. We utilized approximately $2.4 million of such net operating losses and equivalent business credits in 2002. We estimate that we will utilize approximately $2.8 million of such net operating losses and equivalent business credits in 2003 and thereafter, as restricted pursuant to section 382 of the Internal Revenue Code.

        At December 31, 2002, unutilized federal business tax credit carryovers of approximately $3.6 million, that expire in 2007, and state business tax credit carryovers of $23.0 million, that are available without limitation, are available to offset future tax liabilities.

        In 2001, net cash provided by operating activities was $262.0 million as compared with $373.4 million in 2000. The decrease in cash provided by operating activities largely was due to (i) higher tax payments, (ii) the timing of royalty and license fee payments under the F. Hoffman La-Roche Limited settlement agreements (see "Blood testing—Royalty and license fee revenues" and "Other—Royalty and license fee revenues" above) and (iii) $13.9 million of cash received upon the settlement of a cross currency interest rate swap in 2000. We made $134.8 million ($49.6 million domestic and $85.2 million foreign) in tax payments in 2001 as compared with $9.9 million in 2000. Domestic tax payments in 2001 included approximately $39.8 million related to the filing of our fiscal year 2000 tax return in September 2001. Foreign tax payments in 2001 primarily related to tax payments made by our Italian subsidiary. Our Italian subsidiary posted profits in both 2000 and 2001, and is taxed at a substantially higher tax rate than our domestic and other foreign subsidiaries. As a result, our Italian subsidiary made significant tax payments in 2001. The decrease in cash provided by operating activities was offset partially by a $45.3 million license fee payment received from Bayer Corporation in June 2001, as discussed in "Blood testing—Royalty and license fee revenues" above.

        We anticipate that research and development expenditures in 2003 will primarily be driven by (i) those activities under our December 2001 and June 2002 collaboration agreements with Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.) related to, among other things, the development of a dry powder formulation of our inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients and a dry powder inhaleable erythromyclamine product targeted for the treatment of acute exacerbations of chronic bronchitis, (ii) those activities related to the development of tezacitabine, obtained as a part of the acquisition of Matrix Pharmaceutical in the first quarter 2002, (iii) those activities related to the development of interleukin-2 in combination with various monoclonal antibodies, (iv) expansion of our meningococcal franchise and (v) research activities focused on identifying several novel vaccines and therapeutics for clinical development in the areas of oncology and infectious disease. In addition, as discussed in "Results of Operations—Biopharmaceuticals—Product sales—Betaseron®" above, we are required to make capital improvements to our existing manufacturing facilities to support the supply of Betaferon® to Schering. In 2003, in connection with this project, we will incur expenses relating to the development of new processes and the performance of test runs related to installed equipment. Net cash from operating activities are expected to fund these research and development activities.

        Investing activities    In 2002, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $796.5 million, capital expenditures of $105.7 million, net cash paid to acquire Matrix Pharmaceutical, Inc. of $55.5 million, purchases of equity securities and interests in affiliated companies of $6.8 million, cash paid to acquire Pulmopharm of $2.4 million, cash paid for acquisition costs related to the acquisition of PathoGenesis of $0.5 million and other uses of cash of $6.1 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $723.6 million, proceeds from the sale of equity securities and interests in affiliated companies of $18.9 million, proceeds from equity forward contracts of $6.0 million, proceeds from notes receivable of $6.4 million and proceeds from sales of assets of $0.5 million.

        In April 2001, we entered into a collaboration agreement with Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation (see "Results of Operations—Vaccines—Research and Development" above) to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Our commitment is approximately 26.4 million Euro ($27.6 million at December 31, 2002) for the expansion of our Italian manufacturing facilities, of which we paid 0.5 million Euro ($0.5 million), as of December 31, 2002. This agreement began in the fourth quarter 2001 and is expected to continue through 2008. We currently are evaluating various financing alternatives to fund this expansion.

        In February 2001, our Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a research and development facility (including a supporting central utility facility) and a parking structure in Emeryville, California. We had committed to $36.4 million in design and construction services, under which we had incurred costs of $25.9 million, as of December 31, 2002. We may cancel these remaining commitments at any time. Related to the research and development facility, we are evaluating various financing alternatives to fund this expansion. See also discussion under "Commitments" below.

        The purchases of equity securities and interests in affiliated companies consisted of a $1.9 million capital contribution under a 2001 limited partnership agreement, a $3.6 million capital contribution under a 2000 limited partnership agreement and a $1.3 million capital contribution under a 2002 limited partnership agreement. In 2001, we became a limited partner of Forward Venture IV, L.P. We will pay $15.0 million over ten years, of which $7.2 million was paid through December 31, 2002, for a 6.35% ownership percentage. In 2000, we became a limited partner of Burrill Biotechnology Capital Fund, L.P. We will pay $25.0 million over five years, of which $17.1 million was paid through December 31, 2002, for a 23.26% ownership percentage. In October 2002, we became a limited partner of TPG Biotechnology Partners, L.P. We will pay $5.0 million over 10 years, of which $1.3 million was paid through December 31, 2002, for an 8.10% ownership percentage. We account for these investments under the equity method of accounting in accordance with the provisions of Emerging Issues Task Force Topic No. D-46, "Accounting for Limited Partnership Interests."

        The proceeds from notes receivable of $6.4 million related to amounts collected under promissory notes received in consideration for payment under biopharmaceutical license agreements with SkyePharma plc and Bristol-Myers Squibb Company.

        In 2001, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $987.3 million, capital expenditures of $64.9 million, purchases of equity securities and interests in affiliated companies of $14.9 million, cash paid for acquisition costs of PathoGenesis Corporation of $9.9 million and other uses of cash of $5.5 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $681.6 million, proceeds from the sale of assets of $8.2 million, proceeds from the sale of equity securities and interests in affiliated companies of $15.1 million and proceeds from notes receivable of $6.4 million.

        In April 2001, we sold the remaining Chiron Vision real estate assets for $3.3 million in cash, and in January 2001, we sold various assets of our San Diego facility for $4.9 million in cash. The purchases of equity securities and interests in affiliated companies consisted of a $5.3 million capital contribution under a 2001 limited partnership agreement, a $6.6 million capital contribution under a 2000 limited partnership agreement and a $3.0 million capital contribution under a joint venture agreement. Under the joint venture agreement, we invested in a Singapore-based joint venture, S*BIO, to research and develop therapeutic, diagnostic and vaccine products. We had invested $8.0 million, which we wrote off entirely due to the early stage of the joint venture's research and development activities, for a 19.9% ownership interest and are accounting for the investment under the cost method.

        The proceeds from notes receivable of $6.4 million in 2001 related to amounts collected under an April 1999 biopharmaceutical license agreement and a February 2000 agreement to sell substantially all assets of our Australian subsidiary to Mimotopes.

        In 2000, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $3.6 billion, cash paid to purchase PathoGenesis of $720.7 million, capital expenditures of $54.4 million and purchases of equity securities and interests in affiliated companies of $27.4 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $4.1 billion, proceeds from the sale of assets of $1.0 million, proceeds from the sale of equity securities and interests in affiliated companies of $5.0 million, proceeds from notes receivable of $3.2 million and other sources of cash of $58.5 million. In 2000, we paid approximately $720.7 million to purchase the outstanding shares of common stock of PathoGenesis at $38.50 per share. The purchases of equity securities and interests in affiliated companies primarily consisted of a $5.0 million capital contribution under the joint venture agreement with S*BIO (which, as discussed above, we wrote off entirely due to the early stage of S*BIO's research and development activities), a $6.9 million capital contribution under the 2000 limited partnership agreement and a $13.9 million payment to purchase common stock upon the exercise of warrants.

        Financing activities    In 2002, net cash used in financing activities consisted of $155.0 million for the acquisition of treasury stock, $0.5 million for the repayment of short-term borrowings and $0.2 million for the repayment of debt. Cash used in financing activities was offset by proceeds from the reissuance of treasury stock (related to stock option exercises) of $27.5 million and proceeds from put options of $5.4 million.

        Our Board of Directors has authorized the repurchase of our common stock on the open market. In December 2002, our Board of Directors approved an additional 5.0 million share increase and authorized such repurchases through December 31, 2003. As of December 31, 2002, we are authorized to repurchase up to an additional 5.0 million shares of our common stock.

        In January 2001, we initiated a put option program to reduce the effective costs of repurchasing our common stock. Under this program, we enter into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell us a specified number of shares at a specified price on a specified date. For the year ended December 31, 2002, we collected premiums of $4.3 million and, for contracts that expired, purchased 0.3 million shares in connection with the put option program. As of December 31, 2002, we had an outstanding put option contract with a third party entitling the holder to sell us 0.5 million shares. The option expired on January 29, 2003 and had an exercise price of $38.11 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $19.1 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Consolidated Balance Sheets at December 31, 2002. On January 29, 2003, our closing stock price was $37.94. Although the closing stock price was below the stipulated $38.11, the third party elected not to exercise the options. As a result, the temporary equity of $19.1 million was reclassified to permanent equity in the first quarter 2003.

        As of December 31, 2001, we had an outstanding put option contract with a third party entitling the holder to sell us 0.3 million shares. The option expired on March 28, 2002 and had an exercise price of $45.88 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $13.8 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheets at December 31, 2001. On March 28, 2002, our closing stock price was $45.89. Since the closing stock price was above the stipulated $45.88, the third party elected not to exercise the options. As a result, the temporary equity of $13.8 million was reclassified to permanent equity in the first quarter 2002.

        In 2001, net cash provided by financing activities consisted of $401.8 million in proceeds from the issuance of the Liquid Yield Option Notes, $65.7 million in proceeds from the reissuance of treasury stock (primarily related to stock option exercises) and $8.2 million in proceeds from put options. Cash provided by financing activities was offset by $9.9 million for the payment of issuance costs on the Liquid Yield Option Notes, $201.0 million for the acquisition of treasury stock, $1.4 million for the repayment of debt and $0.6 million for the repayment of short-term borrowings.

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

        In 2000, net cash used in financing activities consisted of $314.4 million for the acquisition of treasury stock, $71.1 million for the repayment of debt, including the note owed to Novartis AG, and $18.9 million related to short-term borrowings. Cash used in financing activities was offset by $74.7 million in proceeds from the reissuance of treasury stock and the issuance of common stock (primarily related to stock option exercises).

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

Commitments

        Our commitments as of December 31, 2002 were as follows:

	Total	Due in 2003	Due in 2004	Due in 2005	Due in 2006	Due in 2007	Due Thereafter
	(in thousands)
Operating leases(1)	$168,645	$27,877	$25,120	$19,501	$16,236	$13,759	$66,152
Research and development facility(2)	172,573	172,573	—	—	—	—	—
Capital Expansion Project(3)	10,506	10,506	—	—	—	—	—
Technology services agreement(4)	78,377	14,438	14,393	14,180	14,213	14,179	6,974
Berna Biotech(5)	27,159	11,051	14,121	1,987	—	—	—
Purchase and capital commitments(6)	8,863	8,863	—	—	—	—	—
Letter of credit(7)	5,348	5,348	—	—	—	—	—
Research and development arrangements(8)	25,210	11,950	6,730	6,530	—	—	—
Insurance-related items(9)	12,419	12,419	—	—	—	—	—
Supply agreement(10)	35,908	7,338	6,800	7,150	7,230	7,390	—
Managed services agreement(11)	5,700	950	950	950	950	950	950
Burrill Biotechnology Capital Fund(12)	7,900	7,900	—	—	—	—	—
Forward Venture IV(13)	7,800	7,800	—	—	—	—	—
TPG Biotechnology Partners, L.P(14)	3,700	3,700	—	—	—	—	—

Total	$570,108	$302,713	$68,114	$50,298	$38,629	$36,278	$74,076

(1)
We lease laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2015. Future minimum lease payments, including those for the leaseback of office and warehouse space in the Amsterdam facility, are estimated to be approximately $168.7 million in the aggregate.

(2)
In June 1996, we entered into a seven-year agreement with a group of financial institutions (which we will refer to as the "lessors" in this section) to lease a research and development facility. Construction was completed on this facility in 1999. The total cost of the facility covered by this lease was $172.6 million. We account for this lease as an operating lease and, as a result, record neither an asset nor a liability on our balance sheet. The future minimum lease payments stated in (1) above include only $1.4 million for the first six months of 2003. Our annual lease payments represent variable-rate interest payments (indexed to the London interbank offered rate) on the $172.6 million lease financing. Since the lease payments are clearly and closely related to the host contract (the lease agreement, in this case), this lease transaction is not subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For tax purposes, the lease is considered a capital lease—the annual lease payments are characterized as interest expense with the tax depreciation on the facility reducing our taxable income and, therefore, our current tax liability.

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

  As of December 31, 2002, Novartis AG had guaranteed (under provisions of the Investment Agreement) payments on this lease commitment, including payment of the residual value guarantee, to a maximum of $172.6 million. Credit rating agencies treat this operating lease as debt.

(3)
In February 2001, Chiron's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a research and development facility (including a supporting central utility facility) and a parking structure in Emeryville, California. Chiron has committed to $36.4 million in design and construction services, under which Chiron has incurred costs of $25.9 million, as of December 31, 2002. Chiron may cancel these commitments at any time. Related to the research and development facility, Chiron is evaluating various financing alternatives to fund this expansion. Construction was completed on the parking structure in December 2002.

(4)
Effective July 1, 1998, Chiron and IBM Corporation entered into a ten-year information technology services agreement under which IBM will provide us with a full range of information services. We can terminate this agreement subject to certain termination charges. If we do not terminate this agreement, payments to IBM are expected to be approximately $78.4 million. Payments to IBM are subject to adjustment depending upon the level of services and infrastructure equipment provided by IBM, as well as inflation.

(5)
Based on current estimates, our commitment related to the agreement with Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation is approximately 26.4 million Euro ($27.6 million), of which approximately 0.5 million Euro ($0.5 million) was paid through December 31, 2002.

(6)
In future periods, we expect to incur substantial capital spending. At December 31, 2002, we had various outstanding firm purchase and capital project commitments totaling approximately $8.9 million.

(7)
At December 31, 2002, we had $5.3 million available under a letter of credit, which is required by German law, related to ongoing legal proceedings in Germany (see Part I, Item 3. "Legal Proceedings" above).

(8)
We participate in a number of research and development arrangements with other pharmaceutical and biotechnology companies to develop and market certain technologies and products. Chiron and our collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. We may also be required to make payments to certain collaborative partners upon their achievement of specified milestones. We estimate future noncancelable funding commitments under collaborative arrangements to be approximately $25.2 million in the aggregate.

(9)
We had various performance bonds and insurance-related letters of credit in the amount of $12.4 million.

(10)
Effective October 2002, Chiron and Medical Associates Network, Inc., Medimop Medical Projects, Ltd. and Medimop Medical Projects North, Ltd. (referred to as Med Parties in this section) executed a five-year supply agreement. Under this agreement, the Med Parties agreed to provide us with a presentation device for certain pharmaceutical products. We have agreed to fund the Med Parties up to $1.5 million through 2003 to acquire the tools and equipment to manufacture the presentation device, of which $0.6 million has been paid through December 31, 2002. Under this agreement, we have minimum purchase requirements. Our minimum purchase obligation for the next five years is approximately $35.0 million. We can terminate the agreement at any time beginning January 1, 2005 subject to twelve-months notification. If we do not terminate the agreement by December 31, 2007, the agreement will be automatically renewed for an additional twelve months.

(11)
Effective June 2002, Chiron and VWR International, Inc. executed a seven-year managed services agreement. Under this agreement, VWR agreed to provide Chiron purchasing and delivery services. Chiron can terminate this agreement at any time with six-months notice and a minimum payment obligation of $0.4 million. If Chiron does not terminate this agreement, payments to VWR are expected to be approximately $6.2 million, of which approximately $0.5 million has been paid as of December 31, 2002. At the end of the initial term, Chiron has the option to renew the agreement for an additional three years.

(12)
In 2000, we became a limited partner of Burrill Biotechnology Capital Fund, L.P. We will pay $25.0 million over five years, of which $17.1 million was paid through December 31, 2002, for a 23.26% ownership percentage. The partnership agreement does not allocate the contribution across future years, therefore we have included the remaining contributions in 2003 for presentation purposes.

(13)
In 2001, we became a limited partner of Forward Venture IV, L.P. We will pay $15.0 million over ten years, of which $7.2 million was paid through December 31, 2002, for a 6.35% ownership percentage. The partnership agreement does not allocate the contribution across future years, therefore we have included the remaining contributions in 2003 for presentation purposes.

(14)
In October 2002, we became a limited partner of TPG Biotechnology Partners, L.P. We will pay $5.0 million over 10 years, of which $1.3 million was paid through December 31, 2002, for an 8.10% ownership percentage. The partnership agreement does not allocate the contribution across future years, therefore we have included the remaining contributions in 2003 for presentation purposes.

Borrowing Arrangements

        Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at December 31, 2002 and 2001. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million.

        We also have various credit facilities available outside the U.S. Borrowings under these facilities totaled $0.1 million and $0.5 million at December 31, 2002 and 2001, respectively. One facility is maintained for general corporate use including our European subsidiaries and our 51%-owned Indian subsidiary, and allows for total borrowings of $50.0 million. The Indian subsidiary is limited to total borrowings of 200 million Indian Rupee ($4.2 million at December 31, 2002) under this facility. At December 31, 2002 and 2001, $0.1 million and $0.5 million, respectively, were outstanding under this facility. Outstanding borrowings under the Indian credit facility were collateralized by machinery and equipment with a net book value of $4.9 million and trade receivables and inventory with a total net book value of $4.5 million at December 31, 2002. Our Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 10.9 million Euro ($11.4 million at December 31, 2002). There were no outstanding borrowings under this facility at December 31, 2002 and 2001.

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

Only a very small fraction of these programs ultimately result in commercial products or even product candidates. Product candidates that initially appear promising often fail to yield successful products. In many cases, preclinical or clinical studies will show that a product candidate is not efficacious (that is, it lacks the intended therapeutic or prophylactic effect), or that it raises safety concerns or has other side effects, which outweigh the intended benefit. Success in preclinical or early clinical trials (which generally focus on safety issues) may not translate into success in large-scale clinical trials (which are designed to show efficacy), often for reasons that are not fully understood. Further, success in clinical trials will likely lead to increased investment, adversely affecting short-term profitability, to bring such products to market. And even after a product is approved and launched, general usage or post-marketing studies may identify safety or other previously unknown problems with the product which may result in regulatory approvals being suspended, limited to narrow indications or revoked, or which may otherwise prevent successful commercialization.

Regulatory Standards

        We must obtain and maintain regulatory approval in order to market most of our products. Generally, these approvals are on a product-by-product and country-by-country basis. In the case of therapeutic products, a separate approval is required for each therapeutic indication. See Part I, Item 1. "Business-Government Regulation" above. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, regulations may be amended from time to time. Revised regulations may require us to reformulate products on a country or regional basis, obtain additional regulatory approvals, or accept additional risks that our products will not maintain market acceptance or be eligible for third party insurance coverage. Increased regulatory scrutiny and restrictions regarding marketing practices for products that are subject to government reimbursement may impact the sales of such products. There is no guarantee that we will be able to satisfy these new regulatory requirements and may suffer a loss of revenue as a result.

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

        We are a key provider for the blood screening field of nucleic acid testing and immunodiagnostics. In nucleic acid testing, we rely on our collaborative partner, Gen-Probe to manufacture the Procleix™ HIV-1/ HCV Assay; we currently source the related instrument system from third party suppliers. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription-Mediated Amplification technology. In immunodiagnostics, under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits sold in the clinical diagnostics and blood screening fields. While we and our partners work to mitigate the risks associated with being a key provider, there can be no assurance that our partner, Gen-Probe will be able to provide sufficient quantities of the Procleix™ HIV-1/ HCV Assay or that we will be able to manufacture sufficient bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. Our difficulties or delays or those of our partners' could cause a public health concern for the blood supply, as well as increase costs and cause loss of revenue or market share.

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

Product Liability

        We are exposed to product liability and other claims in the event that the use of our products is alleged to have resulted in adverse effects. While we will continue to take precautions, we may not avoid significant product liability exposure. Although we maintain product liability insurance, there is no guarantee that this coverage will be sufficient. It is not feasible to obtain adequate insurance coverage for certain products and we are self-insured in relation to these products. If we are sued for any injury caused by our products, we could suffer a significant financial loss.

        As we are a key provider for the blood screening field of nucleic acid testing and immunodiagnostics, we may have product liability exposure, in the event that our difficulties or delays or those of our partners could cause a public health concern for the blood supply.

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

  •
  the competitor may have greater access to certain raw materials;

  •
  the competitor may have more efficient manufacturing processes;

  •
  the competitor may adapt more quickly to technological change;

  •
  the competitor may have greater marketing capabilities; or

  •
  the competitive product may have therapeutic or other advantages.

        The technologies applied by our competitors and us are rapidly evolving, and new developments frequently result in price competition and product obsolescence. In addition, we may be impacted by competition from generic forms of our products or substitute products. Specific to one product, TOBI®, a generic form of this product may be available from our competitors, which may cause loss of revenue or market share.

Chiron's Patents May Not Prevent Competition or Generate Revenues

        We seek to obtain patents on many of our inventions. Without the protection of patents, competitors may be able to use our inventions to manufacture and market competing products without being required to undertake the lengthy and expensive development efforts made by us and without having to pay royalties or otherwise compensate us for the use of the invention. We have no assurance that patents and patent applications owned or licensed to us will provide substantial protection. Important legal questions remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets. We do not know how many of our pending patent applications will be granted, or the effective coverage of those that are granted. In the U.S. and other important markets, the issuance of a patent is neither conclusive as to its validity nor the enforceable scope of its claims. We have engaged in significant litigation to determine the scope and validity of certain of our patents and expect to continue to do so. An adverse outcome of litigation could result in the reduction or loss of royalty revenues. Engaging in patent litigation against one party may place significant royalty revenues received or to be received from other parties at risk. Even if we are successful in obtaining and defending patents, there can be no assurance that these patents will provide substantial protection. The length of time necessary to resolve patent litigation successfully may allow infringers to gain significant market advantage. Third parties may be able to design around the patents and develop competitive products that do not use the inventions covered by our patents. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the third party's product is needed to meet a threat to public health or safety in that country, or the patent owner has failed to "work" the invention in that country, or the third party has patented improvements). In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. In addition, royalty revenues will decline as patents expire.

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

Costs Associated with Expanding the Business

        We expect to grow our business in areas in which we can be most competitive, either through in-licensing, collaborations or acquisitions of products or companies. In connection with these efforts, we may incur significant charges, costs and expenses which could impact our profitability, including impairment losses, restructuring charges, the write-off of purchased in-process technologies, transaction-related expenses, costs associated with integrating new businesses and the cost of amortizing goodwill and other intangibles. Some transactions may require the consent of our stockholders or a third party, or the approval by various regulatory authorities. We have no assurance that such in-licensing, collaborations or acquisitions will be successful.

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

Our Relationship With Novartis AG Could Limit Our Ability to Enter into Transactions, Pursue Opportunities in Conflict With Novartis and Cause the Price of Our Common Stock to Decline

        We have an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, and as a result of subsequent stock issuances by Chiron, Novartis' ownership interest in Chiron is approximately 42.5% as of December 31, 2002. The Governance Agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron's Certificate of Incorporation or By-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis' request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock. For more information on our relationship with Novartis, see Note 9—"Related Party Transactions," in the Notes to Consolidated Financial Statements.

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

Income Taxes

        We are taxable principally in the U.S., Germany, Italy and The Netherlands. All of these jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws, which could increase our future tax provision. We have negotiated a number of rulings regarding income and other taxes that are subject to periodic review and renewal. If such rulings are not renewed or are substantially modified, income taxes payable in particular jurisdictions could increase. While we believe that all material tax liabilities are reflected properly in our balance sheet, we are presently under audit in several jurisdictions and may be subject to further audits in the future, and we have no assurance that we will prevail in all cases in the event the taxing authorities disagree with our interpretations of the tax law. In addition, we have assumed liabilities for all income taxes incurred prior to the sales of our former subsidiaries, Chiron Vision (subject to certain limitations) and Chiron Diagnostics. Future levels of research and development spending, capital investment and export sales will impact our entitlement to related tax credits and benefits which have the effect of lowering our effective tax rate.

Earnings Volatility

        Our operating results may vary considerably from quarter to quarter. Any number of factors may affect our quarterly operating results. These factors include, but are not limited to the following,

  •
  inventory management practices, including wholesale ordering patterns;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

        A significant portion of our operations consists of manufacturing and sales activities in western European countries. As a result, our financial results may be affected by changes in the foreign currency exchange rates of those countries. Our primary exposure to foreign exchange rates is associated with the value of the Euro. An increase in the value of the U.S. Dollar vis-à-vis the Euro will result in a lower value of our non-U.S. Dollar based revenues. To manage foreign currency exchange risks, we enter into forward foreign currency contracts and purchase foreign currency option contracts. We do not use any of these derivative instruments for trading or speculative purposes. The total notional principal amount of these derivative financial instruments at December 31, 2002 and 2001 was $56.4 million and $94.8 million, respectively.

        We use forward foreign currency contracts to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in nonfunctional currencies. Typically, these contracts have maturities of three months or less. At December 31, 2002, these exposures amounted to $32.8 million and were partially offset by forward foreign currency contracts with a notional principal amount of $24.0 million (fair value of $28.0 million). The notional principal amount of the forward foreign currency contracts was $61.3 million (fair value of $58.7 million) at December 31, 2001. Based on exposures at December 31, 2002, a 10% adverse movement against our portfolio of transaction exposures and hedge contracts would result in a gain of approximately $0.3 million. A 10% movement in the value of the dollar versus our portfolio of transaction exposures has occurred once in the last 12 quarters, in the second quarter 2002. Foreign currency transaction gains from continuing operations, including the impact of hedging, were $0.7 million, $1.9 million and $5.5 million in 2002, 2001 and 2000, respectively. In 2000, we hedged a portion of our exposure to the British pound related to Menjugate™ sales. We settled this forward foreign currency contract upon substantial conclusion of Menjugate™ sales in the United Kingdom in the second quarter 2000. The settlement resulted in a gain of approximately $5.4 million, which we recorded in "Other income, net" in the Consolidated Statements of Operations.

        We may selectively hedge anticipated currency exposures by purchasing foreign currency option contracts. Our primary anticipated exposures are related to foreign revenues received from selling products in western European countries. To limit hedging costs, we generally purchase out-of-the-money foreign currency option contracts. At December 31, 2002, anticipated exposures associated with certain Euro-denominated revenues amounted to $57.9 million and were partially offset by foreign currency option contracts with a notional principal amount of $32.4 million (fair value of $0.02 million). The notional principal amount of the foreign currency option contracts was $33.5 million (fair value of $0.8 million) at December 31, 2001. Based on exposures at December 31, 2002, a 10% adverse movement against our portfolio of anticipated transaction exposures and hedge contracts would result in a loss of approximately $5.8 million. A 10% movement in the value of the dollar versus our portfolio of anticipated transaction exposures has occurred once in the last 12 quarters, in the second quarter 2002.

Interest Rate Risk

        We have exposure to changes in interest rates in both our investment portfolio and certain floating rate liabilities and lease commitments with interest rates tied to the London interbank offered rate. We maintain investment portfolio holdings of various issuers, types and maturities. Changes in interest rates do not affect interest expense incurred on our Liquid Yield Option Notes because the Liquid Yield Option Notes bear interest at fixed rates. We run the risk that if market rates decline, our interest expense incurred on our Liquid Yield Option Notes will exceed interest based on the current market rate.

        Our investment portfolio amounted to approximately $1,288.5 million at December 31, 2002. As of that date, we also had $172.6 million of floating rate obligations tied to the London interbank offered rate. We have a "natural hedge" against this exposure as a result of our portfolio holdings in floating rate fixed income securities tied to the London interbank offered rate. The analysis below focuses on the impact of changes in interest rates to us and is based on a net portfolio balance of $1,115.9 million.

        The analysis assumes an immediate parallel increase or decrease in interest rates of 150-basis points and examines the impact to us over the next twelve months. An immediate increase in interest rates of 150-basis points results in higher interest income over the 12-month period, partially offset by an immediate decline in the market value of securities held. The net impact of this scenario is an estimated increase in reported income of $11.4 million over the 12-month period. Similarly, a 150-basis point decrease results in a decrease in reported income of $10.5 million. The impact on reported earnings would be greater given that unrealized changes in the value of the portfolio are reported in comprehensive income. We currently do not hedge these exposures.

        A 150-basis point movement in the Federal Funds rate has occurred in two of the last ten years, a 100-basis point movement has occurred in three of the last ten years, and a 50-basis point movement has occurred in six of the last ten years.

Equity Securities Risk

        We have exposure to equity price risk because of our investments in equity securities. Typically, we obtain these securities through our collaboration agreements with other pharmaceutical and biotechnology partners. We classify a majority of these securities as available-for-sale and, consequently, record them on the balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. We periodically review the carrying values of these securities. We recognize other-than-temporary losses against earnings in the same period the loss was deemed to have occurred. Changes in share prices affect the value of our equity portfolio. To reduce this risk, we hedged a portion of our exposure through forward sales contracts. The forward sales contracts substantially offset the long position and, in effect, neutralize the impact of market valuation shifts on the hedged securities. The notional principal amount of our forward sales contracts at December 31, 2002 was $70.5 million (fair value of $53.1 million). A lower fair value indicates a gain since we sold the shares forward at higher prices. The notional principal amount of our forward sales contracts at December 31, 2001 was $85.8 million (fair value of $93.9 million). In the future, we may use additional hedging strategies in order to mitigate the potential adverse impact from changes in the market value of stock prices. We have no assurance that other-than-temporary losses will not have a material adverse impact on our future results of operations. We recorded charges of $7.5 million and $1.1 million in 2002 and 2001, to write down certain available-for-sale equity securities for which we deemed the decline in fair value to be other-than-temporary. We recorded no charges in 2000. At December 31, 2002, if the market price of our equity investments, including warrants, decreased by 10%, the market value of the equity portfolio would decrease by $3.4 million.

Counterparty Risk

        We manage the risk of counterparty default on our debt securities and derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial condition. We execute debt securities and derivative financial instruments with financial institutions and other issuers with strong credit ratings, which minimizes risk of loss due to nonpayment or deterioration in credit rating. In 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us the full principal plus interest. We have not experienced any other losses due to counterparty default.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We incorporate the information required for this item by reference to the financial statements listed in Item 15(a) of Part IV of this 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We incorporate the information required for this item by reference to our definitive Proxy Statement for our 2003 Annual Meeting. We intend to file our Proxy Statement with the Securities and Exchange Commission (the "Commission") within 120 days of December 31, 2002. For information on directors, see the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. For information on our executive officers, refer to the section entitled "Executive Officers of the Registrant" which appears at the end of Part I of this 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        We incorporate the information required for this item by reference to our Proxy Statement. See the section entitled "Compensation of Directors and Executive Officers" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We incorporate the information required for this item by reference to our Proxy Statement. See the sections entitled "Certain Beneficial Owners", "Security Ownership of Directors and Executive Officers" and "Equity Plan Compensation Information" in the Proxy Statement.

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

ITEM 14. CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures Within the ninety days prior to the date of this Annual Report, Chiron carried out an evaluation under the supervision and with the participation of Chiron's management, including Chiron's CEO and CFO, of the effectiveness of the design and operation of Chiron's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 or 15d-14. Based on that evaluation, Chiron's management, including the CEO and CFO, concluded that Chiron's disclosure controls and procedures were effective in timely alerting them to material information relating to Chiron, required to be included in Chiron's periodic SEC filings.

        (b)  Changes in internal controls There have been no significant changes in Chiron's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

        (c)  Limitations on the effectiveness of controls It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  1.    Index to Consolidated Financial Statements

Page Number
Report of Ernst & Young LLP, Independent Auditors	F-1
Independent Auditors' Report	F-2
Consolidated Balance Sheets at December 31, 2002 and 2001	F-3-F-4
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002	F-5
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2002	F-6
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002	F-7
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	F-8
Notes to Consolidated Financial Statements	F-9-F-71

          2.    Index to Financial Statement Schedules

Page Number
II Valuation and Qualifying Accounts and Reserves	F-72

        We omitted all other schedules because those schedules are not applicable, not required or because the required information is included in the Consolidated Financial Statements or accompanying notes.

        (b)  Reports on Form 8-K

        We did not file any reports on Form 8-K during the three months ended December 31, 2002.

  (c)
  Exhibits

Exhibit Number	Exhibit
3.01	Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on August 17, 1987, incorporated by reference to Exhibit 3.01 of Chiron's report on Form 10-K for fiscal year 1996.
3.02
Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to Exhibit 3.02 of the Chiron's report on Form 10-K for fiscal year 1996.
3.03
Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
3.04	Bylaws of Chiron, as amended and restated.
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
10.102
Amended and Restated Revolving Credit Agreement, dated as of August 13, 2002, by and between Chiron and Bank of America, N.A., and exhibits thereto, incorporated by reference to Exhibit 10.102 of Chiron's report on Form 10-Q for September 30, 2002.
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
10.201
Agreement between Chiron and Ortho Diagnostic Systems, Inc., a New Jersey corporation, dated August 17, 1989, and Amendment to Collaboration Agreement between Ortho Diagnostic Systems, Inc. and Chiron, dated December 22, 1989 (with certain confidential information deleted), (initially filed as Exhibit 10.29 to Chiron's report on Form 10-K for fiscal year 1989, and refiled as Exhibit 10.14 of Chiron's report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.201 of Chiron's report on Form 10-Q for the period ended March 31, 1999.

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
10.301
Settlement Agreement on Purified IL-2, made as of April 14, 1995, by and between Cetus Oncology Corporation, dba Chiron Therapeutics, a Delaware corporation, and Takeda Chemical Industries, Ltd., a Japanese corporation, incorporated by reference to Exhibit 10.74 of the Chiron's report on Form 10-Q for the period ended July 2, 1995. (We have omitted certain information from the Agreement pursuant to our request for confidential treatment under Rule 24b-2.)
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
10.307
HCV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-LaRoche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.307 of Chiron's report on Form 10-Q for the period ended September 30, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.308
HIV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-LaRoche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.308 of Chiron's report on Form 10-Q for the period ended September 30, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.309
Blood Screening HCV/HIV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-LaRoche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.309 of Chiron's report on Form 10-Q for the period ended September 30, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
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
10.315
Blood Screening HCV Probe License Agreement dated effective as of January 1, 2001, between Chiron, F. Hoffmann-LaRoche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.315 of Chiron's report on Form 10-Q for the period ended June 30, 2001. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.316
Blood Screening HIV Probe License Agreement dated effective as of January 1, 2001, between Chiron, F. Hoffmann-LaRoche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.315 of Chiron's report on Form 10-Q for the period ended June 30, 2001. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested.")
10.317
Association Agreement Regarding the Sale and Servicing of Blood Screening Products, dated as of May 1, 2002, between America's Blood Centers and Chiron, and Form of Member Supplement, incorporated by reference to Exhibit 10.317 of Chiron's report on Form 10-Q for the period ended June 30, 2002. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)

10.318
Amendment No. 3 to Agreement with Gen-Probe Incorporated entered into effective April 1, 2002, incorporated by reference to Exhibit 10.318 of Chiron's report on Form 10-Q for the period ended September 30, 2002. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.319
Sale and Servicing Agreement made effective as of August 1, 2002, between The American National Red Cross and Chiron. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.320	Through 10.399 Reserved
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
10.502
Form of Stock Option Agreement, and Addendum to Stock Option Agreement (Executives), Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.502 of Chiron's report on Form 10-K for fiscal year 2001.*
10.503
Forms of Stock Option Agreements, Chiron 1991 Stock Option Plan, as amended, for Non-Employee Directors of Chiron, incorporated by reference to Exhibit 10.503 of Chiron's report on Form 10-Q for the period ended June 30, 2002.*
10.504
Form of Automatic Share Right Agreement for Executive Officers, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.504 of Chiron's report on Form 10-K for fiscal year 2001.*

10.505
Form of Amendment Letter to Automatic Share Rights Letter Agreement for Non-Employee Directors of Chiron, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.505 of Chiron's report on Form 10-Q for the period ended June 30, 2002.*
10.506
Form of Amendment Letter to Automatic Stock Option Agreement for Non-Employee Directors of Chiron, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.506 of Chiron's report on Form 10-Q for the period ended June 30, 2002.*
10.507	Through 10.508 Reserved
10.509	Description of Chiron Corporation's 2002 Executive Officers Variable Compensation Program.*
10.510	Form of Performance Unit Agreement, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.94 of Chiron's report on Form 10-K for fiscal year 1996.*
10.511	Audit Committee Charter.
10.512	Change-in-Control Severance Plan, incorporated by reference to Exhibit 10.512 to Chiron's report on Form 10-Q for the period ended March 31, 2001.*
10.513
Form of Performance Stock Option Agreement for Executive Officers, Chiron 1991 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 10.513 of Chiron's report on Form 10-K for fiscal year 2001.*
10.514
Form of Amendment Letter to Share Rights Letter Agreement for Executive Officers, Chiron 1991 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 10.514 of Chiron's report on Form 10-K for fiscal year 2001.*
10.515
Form of Amendment Letter to Stock Option Agreement (Special Executive Form) for Executive Officers, Chiron 1991 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 10.515 of Chiron's report on Form 10-K for fiscal year 2001.*
10.516	Compensation Committee Charter.
10.517	Through 10.599 Reserved
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

10.605	Letter Agreement dated January 27, 1998, between Chiron and Lewis T. Williams, incorporated by reference to Exhibit 10.605 of Chiron's report on Form 10-K for fiscal year 1997.*
10.606	Letter Agreement dated December 18, 2001, between Chiron and Lewis T. Williams, incorporated by reference to Exhibit 10.606 of Chiron's report on Form 10-K for fiscal year 2001.*
10.607	Through 10.610 Reserved
10.611	Letter Agreement dated March 18, 1998 between Chiron and Seán P. Lance, incorporated by reference to Exhibit 10.611 of Chiron's report on Form 10-K for fiscal year 1997.*
10.612
Amended and Restated Promissory Note dated as of August 7, 1998, executed by Seán P. Lance for the benefit of Chiron, incorporated by reference to Exhibit 10.612 of Chiron's report on Form 10-K for fiscal year 1998.*
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
10.617
Letter Agreement dated May 28, 1999 between Chiron and Peder K. Jensen, as supplemented by Promissory Notes dated as of September 21, 1999, executed by Peder K. Jensen and Isabel J. Jensen, for the benefit of Chiron, incorporated by reference to Exhibit 10.617 of Chiron's report on Form 10-Q for the period ended June 30, 2000.*
10.618
Amendment dated February 14, 2001 to Consulting Agreement dated February 25, 2000, between Chiron and Dr. William J. Rutter, incorporated by reference to Exhibit 10.618 of Chiron's report on Form 10-K for fiscal year 2000.*
10.619
Amendment dated March 1, 2002 to Consulting Agreement dated February 25, 2000, between Chiron and Dr. William J. Rutter, incorporated by reference to Exhibit 10.619 of Chiron's report on Form 10-K for fiscal year 2001.*
10.620	Letter Agreement dated August 1, 2001, between Chiron and Craig A. Wheeler. *
10.621	Through 10.699 Reserved
10.701
Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.54 of the Chiron's current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.701 of Chiron's report on Form 10-Q for the period ended June 30, 1999.

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
10.709
Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, (initially filed as Exhibit 10.62 of Chiron's current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.709 of Chiron's report on Form 10-Q for the period ended September 30, 1999.*
10.710
Agreement, dated November 27, 1996, between Ciba-Geigy Limited and Chiron, incorporated by reference to Exhibit 10.92 of Chiron's current report on Form 8-K filed with the Commission on December 17, 1996.
10.711
Amendment dated March 26, 1997, to Agreement dated November 27, 1996, between Novartis Pharma AG and Chiron, incorporated by reference to Exhibit 10.44 of Chiron's report on Form 10-Q for the period ended March 30, 1997.

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

10.722	Letter Agreement dated December 31, 1999 between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.44 of Chiron's report on Form 10-K for fiscal year 1999.*
10.723	Letter Agreement dated December 7, 2000, between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.723 of Chiron's report on Form 10-K for fiscal year 2000.
10.724	Amendment dated May 18, 2001 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG as successor-in-interest to Ciba-Geigy Limited.
10.725	Amendment dated October 21, 2002 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG as successor-in-interest to Ciba-Geigy Limited.
10.726	Through 10.799 Reserved
10.801	Through 10.899 Reserved
16
See Item 304 of Reg. S-K (KPMG was dismissed, effective 3/5/2002; and that was within Chiron's 2 most recent fiscal years; E&Y was appointed to serve as independent auditors for fiscal years commencing 1/1/2002.
21	List of Chiron's Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of KPMG LLP, Independent Auditors.
24	Power of Attorney. We incorporate the Power of Attorney on pages 81 and 82 by reference.

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chiron has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIRON CORPORATION
Date: March 5, 2003	By:	/s/ SEÁN P. LANCE Seán P. Lance Chief Executive Officer and President; Chairman of the Board

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

Signature	Title	Date

/s/ SEÁN P. LANCE Seán P. Lance	Chief Executive Officer and President; Chairman of the Board; Director (Principal Executive Officer)	March 5, 2003
/s/ JAMES R. SULAT James R. Sulat	Vice President; Chief Financial Officer (Principal Financial Officer)	March 5, 2003
/s/ DAVID V. SMITH David V. Smith	Vice President, Finance and Principal Accounting Officer (Principal Accounting Officer)	March 5, 2003

/s/ RAYMUND BREU, PH.D. Raymund Breu, Ph.D.	Director	March 5, 2003
/s/ VAUGHN D. BRYSON Vaughn D. Bryson	Director	March 5, 2003
/s/ LEWIS W. COLEMAN Lewis W. Coleman	Director	March 5, 2003
/s/ PIERRE E. DOUAZE Pierre E. Douaze	Director	March 5, 2003
/s/ J. RICHARD FREDERICKS J. Richard Fredericks	Director	March 5, 2003
/s/ PAUL L. HERRLING, PH.D. Paul L. Herrling, Ph.D.	Director	March 5, 2003
/s/ DENISE M. O'LEARY Denise M. O'Leary	Director	March 5, 2003
/s/ EDWARD E. PENHOET, PH.D. Edward E. Penhoet, Ph.D.	Director	March 5, 2003
/s/ WILLIAM J. RUTTER, PH.D. William J. Rutter, Ph.D.	Director	March 5, 2003
/s/ JACK W. SCHULER Jack W. Schuler	Director	March 5, 2003
/s/ PIETER J. STRIJKERT, PH.D. Pieter J. Strijkert, Ph.D.	Director	March 5, 2003

CERTIFICATIONS

I, Seán P. Lance, certify that:

        1.    I have reviewed this annual report on Form 10-K of Chiron Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 5, 2003

/S/ SEÁN P. LANCE Seán P. Lance President and Chief Executive Officer; Chairman of the Board

I, James R. Sulat, certify that:

        1.    I have reviewed this annual report on Form 10-K of Chiron Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 5, 2003

/S/ JAMES R. SULAT James R. Sulat Vice President and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Chiron Corporation

        We have audited the accompanying consolidated balance sheet of Chiron Corporation as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Chiron Corporation at December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 27, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Chiron Corporation:

        We have audited the accompanying consolidated balance sheet of Chiron Corporation and subsidiaries ("Chiron") as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of Chiron's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chiron Corporation and its subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California
January 28, 2002

CHIRON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$247,950	$320,673
Short-term investments in marketable debt securities	626,130	456,506

Total cash and short-term investments	874,080	777,179
Accounts receivable, net of allowances of $23,543 in 2002 and $18,772 in 2001:
Unrelated parties	278,429	222,377
Related parties	196	981

	278,625	223,358
Current portion of notes receivable	718	5,103
Inventories	146,005	111,357
Current net deferred income tax asset	38,450	33,717
Derivative financial instruments	12,006	756
Other current assets:
Unrelated parties	35,455	30,392
Related parties	383	285

	35,838	30,677

Total current assets	1,385,722	1,182,147
Noncurrent investments in marketable debt securities	414,447	524,858
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	168,144	144,789
Laboratory, production and office equipment	418,255	361,423
Leasehold improvements	93,463	89,392
Construction-in-progress	74,717	26,341

	754,579	621,945
Less accumulated depreciation and amortization	(381,021)	(308,557)

Property, plant, equipment and leasehold improvements, net	373,558	313,388
Purchased technologies, net of accumulated amortization of $74,328 in 2002 and $51,887 in 2001	257,613	279,298
Goodwill, net of accumulated amortization of $27,373 in 2001	239,746	224,742
Other intangible assets, net of accumulated amortization of $105,662 in 2002 and $81,554 in 2001	147,089	155,086
Investments in equity securities and affiliated companies	87,167	146,984
Noncurrent notes receivable	8,939	9,706
Noncurrent derivative financial instruments	9,007	—
Other noncurrent assets:
Unrelated parties	34,889	28,799
Related parties	2,167	1,901

	37,056	30,700

	$2,960,344	$2,866,909

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

	December 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable:
Unrelated parties	$57,294	$56,772
Related parties	1,728	1

	59,022	56,773
Accrued compensation and related expenses	59,498	47,020
Derivative financial instruments	—	2,861
Short-term borrowings	71	526
Current portion of unearned revenue	26,610	22,328
Income taxes payable	21,883	83,099
Other current liabilities:
Unrelated parties	131,552	111,753
Related parties	—	13

	131,552	111,766

Total current liabilities	298,636	324,373
Long-term debt	416,954	408,696
Noncurrent derivative financial instruments	253	7,646
Noncurrent net deferred income tax liability	45,743	58,944
Noncurrent unearned revenue	62,580	74,371
Other noncurrent liabilities	35,813	42,873
Minority interest	5,355	3,894

Total liabilities	865,334	920,797

Commitments and contingencies
Put options	19,054	13,764
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 499,500,000 shares authorized; 191,682,000 outstanding in 2002 and 2001	1,917	1,917
Restricted common stock, $0.01 par value; 500,000 shares authorized; none outstanding	—	—
Additional paid-in capital	2,445,208	2,441,281
Deferred stock compensation	(11,349)	(17,506)
Accumulated deficit	(221,236)	(360,997)
Accumulated other comprehensive income (loss)	54,861	(21,286)
Treasury stock, at cost (4,830,000 shares in 2002 and 2,341,000 shares in 2001)	(193,445)	(111,061)

Total stockholders' equity	2,075,956	1,932,348

	$2,960,344	$2,866,909

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product sales, net:
Unrelated parties	$909,793	$769,520	$626,689
Related parties	4,328	2,366	744

	914,121	771,886	627,433
Equity in earnings of unconsolidated joint businesses	104,576	84,528	84,248
Collaborative agreement revenues:
Unrelated parties	13,417	14,099	13,135
Related parties	8,725	31,216	19,017

	22,142	45,315	32,152
Royalty and license fee revenues	198,816	198,236	190,469
Other revenues:
Unrelated parties	36,438	40,702	37,817
Related parties	187	—	—

	36,625	40,702	37,817
Total revenues	1,276,280	1,140,667	972,119

Operating expenses:
Cost of sales:
Unrelated parties	337,816	276,291	220,382
Related parties	3,992	1,284	680

	341,808	277,575	221,062

Research and development:
Unrelated parties	323,056	344,415	298,414
Related parties	2,736	—	425

	325,792	344,415	298,839

Selling, general and administrative:
Unrelated parties	281,637	251,795	219,336
Related parties	2,075	822	403

	283,712	252,617	219,739
Write-off of purchased in-process technologies	45,181	—	171,600
Amortization expense	29,857	46,752	17,651
Restructuring and reorganization charges (charge reversals)	—	64	(447)
Other operating expenses	16,952	19,133	14,458

Total operating expenses	1,043,302	940,556	942,902

Income from operations	232,978	200,111	29,217
Gain (loss) on sale of assets	—	2,426	(224)
Interest expense:
Unrelated parties	(12,821)	(7,507)	(12,739)
Related parties	—	—	(48)

	(12,821)	(7,507)	(12,787)
Other income, net:
Unrelated parties	48,766	59,599	87,297
Related parties	(2,404)	1,315	787

	46,362	60,914	88,084
Minority interest	(1,664)	(1,194)	(809)

Income from continuing operations before income taxes	264,855	254,750	103,481
Provision for income taxes	83,710	79,992	87,379

Income from continuing operations	181,145	174,758	16,102

Gain (loss) on disposal of discontinued operations	(320)	5,278	(7,588)

Net income	$180,825	$180,036	$8,514

Basic earnings per share:
Income from continuing operations	$0.96	$0.92	$0.09

Net income	$0.96	$0.95	$0.05

Diluted earnings per share:
Income from continuing operations	$0.94	$0.90	$0.08

Net income	$0.94	$0.92	$0.04

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Net income	$180,825	$180,036	$8,514
Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period, net of tax (provision) benefit of $(3,972), $5,510 and $1,715 in 2002, 2001 and 2000, respectively	89,210	(23,425)	(23,219)
Unrealized gains (losses) from investments:
Net unrealized holding gains (losses) arising during the period, net of tax benefit (provision) of $4,556, $7,045 and $(31,849) in 2002, 2001 and 2000, respectively	(8,765)	(9,861)	49,815
Reclassification adjustment for net gains included in income, net of tax provision of $2,569, $3,239 and $594 in 2002, 2001 and, 2000, respectively	(4,017)	(5,236)	(928)

Net unrealized gains (losses) from investments	(12,782)	(15,097)	48,887

Minimum pension liability adjustment, net of tax benefit (provision) of $(35), $(73) and $7 in 2002, 2001 and 2000, respectively	(281)	(261)	(67)

Other comprehensive income (loss)	76,147	(38,783)	25,601

Comprehensive income	$256,972	$141,253	$34,115

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit
	Shares	Amount					Shares	Amount	Total
Balances at December 31, 1999	181,863	$1,819	$2,075,887	$(14,108)	$(323,037)	$(8,104)	(1,230)	$(46,714)	$1,685,743
Repurchase of treasury stock	—	—	—	—	—	—	(7,297)	(314,428)	(314,428)
Exercise of stock options	155	2	2,994	—	(88,598)	—	3,722	152,139	66,537
Tax benefits from employee stock plans	—	—	37,865	—	—	—	—	—	37,865
Employee stock purchase plan	49	—	1,903	—	(4,640)	—	266	10,880	8,143
Conversion of PathoGenesis Corporation stock options	—	—	3,371	—	—	—	—	—	3,371
Conversion of convertible debentures	9,615	96	281,288	—	(31,206)	—	2,356	103,712	353,890
Deferred stock compensation	—	—	14,724	(14,724)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	5,846	—	—	—	—	5,846
Foreign currency translation adjustment	—	—	—	—	—	(23,219)	—	—	(23,219)
Net unrealized gain from investments	—	—	—	—	—	48,887	—	—	48,887
Minimum pension liability adjustment	—	—	—	—	—	(67)	—	—	(67)
Net income	—	—	—	—	8,514	—	—	—	8,514

Balances at December 31, 2000	191,682	$1,917	$2,418,032	$(22,986)	$(438,967)	$17,497	(2,183)	$(94,411)	$1,881,082
Repurchase of treasury stock	—	—	—	—	—	—	(3,627)	(171,864)	(171,864)
Exercise of stock options	—	—	(583)	—	(81,344)	—	3,193	143,547	61,620
Exercise of stock warrant	—	—	—	—	(18,513)	—	419	18,513	—
Exercise of put options	—	—	(1,548)	—	—	—	(400)	(18,586)	(20,134)
Premiums from put options	—	—	9,320	—	—	—	—	—	9,320
Temporary equity related to put options	—	—	(13,764)	—	—	—	—	—	(13,764)
Tax benefits from employee stock plans	—	—	25,893	—	—	—	—	—	25,893
Employee stock purchase plan	—	—	—	—	(2,209)	—	257	11,740	9,531
Deferred stock compensation	—	—	3,931	(3,931)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	9,411	—	—	—	—	9,411
Foreign currency translation adjustment	—	—	—	—	—	(23,425)	—	—	(23,425)
Net unrealized loss from investments	—	—	—	—	—	(15,097)	—	—	(15,097)
Minimum pension liability adjustment	—	—	—	—	—	(261)	—	—	(261)
Net income	—	—	—	—	180,036	—	—	—	180,036

Balances at December 31, 2001	191,682	$1,917	$2,441,281	$(17,506)	$(360,997)	$(21,286)	(2,341)	$(111,061)	$1,932,348
Repurchase of treasury stock	—	—	—	—	—	—	(3,837)	(147,721)	(147,721)
Exercise of stock options	—	—	(1,893)	—	(37,546)	—	1,354	62,604	23,165
Exercise of put options	—	—	(879)	—	—	—	(300)	(10,482)	(11,361)
Premiums from put options	—	—	4,249	—	—	—	—	—	4,249
Temporary equity related to put options	—	—	(5,290)	—	—	—	—	—	(5,290)
Tax benefits from employee stock plans	—	—	8,677	—	—	—	—	—	8,677
Employee stock purchase plan	—	—	—	—	(3,518)	—	294	13,215	9,697
Forfeitures of deferred stock compensation	—	—	(7,488)	7,488	—	—	—	—	—
Deferred stock compensation	—	—	6,551	(6,551)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	5,220	—	—	—	—	5,220
Foreign currency translation adjustment	—	—	—	—	—	89,210	—	—	89,210
Net unrealized loss from investments	—	—	—	—	—	(12,782)	—	—	(12,782)
Minimum pension liability adjustment	—	—	—	—	—	(281)	—	—	(281)
Net income	—	—	—	—	180,825	—	—	—	180,825

Balances at December 31, 2002	191,682	$1,917	$2,445,208	$(11,349)	$(221,236)	$54,861	(4,830)	$(193,445)	$2,075,956

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$180,825	$180,036	$8,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,258	115,046	81,426
Amortization of marketable debt securities	10,152	4,184	885
Amortization of deferred stock compensation	5,220	9,411	5,846
Amortization of discount on Liquid Yield Option Notes	8,165	4,422	—
Amortization of bond issuance costs on Liquid Yield Option Notes	3,344	1,793	—
Write-off of purchased in-process technologies	45,181	—	171,600
(Gain) loss on sale of assets	—	(2,426)	224
(Gain) loss on disposal of discontinued operations	320	(5,278)	7,588
Net (gain) loss on sale of marketable debt securities	(339)	(836)	3,720
Net gain on sale of equity securities	(14,323)	(8,706)	(3,181)
Gain on sale of interests in affiliated companies	(5,433)	(2,500)	(2,927)
Gain on repayment of debt security	(1,500)	—	—
Write-off of property, plant, equipment and leasehold improvements	—	—	12,801
Other-than-temporary loss on investments	7,525	5,543	5,000
Equity in loss of equity method investments	2,447	1,269	—
Minority interest	1,664	1,194	809
Changes in reserves	33,269	37,736	20,399
Deferred income taxes	(5,555)	(13,714)	(26,502)
Other, net	2,240	(8,265)	4,152
Changes, excluding effect of acquisitions and dispositions, to:
Accounts receivable	(69,780)	(30,981)	(75,790)
Inventories	(49,015)	(13,065)	(12,017)
Other current assets	899	(1,942)	(8,162)
Derivative financial instruments	533	(3,936)	—
Other noncurrent assets	(197)	(15,799)	—
Accounts payable, accrued expenses and income taxes payable	(39,658)	(21,073)	123,760
Current portion of unearned revenue	(488)	(21,406)	14,856
Other current liabilities	12,107	33,135	14,008
Other noncurrent liabilities	16,370	18,152	24,330
Proceeds from sale of equity securities	—	—	2,108

Net cash provided by operating activities	268,231	261,994	373,447

Cash flows from investing activities:
Purchases of investments in marketable debt securities	(796,506)	(987,291)	(3,571,355)
Proceeds from sale and maturity of investments in marketable debt securities	723,593	681,601	4,065,467
Proceeds from notes receivable	6,402	6,400	3,233
Capital expenditures	(105,739)	(64,878)	(54,353)
Proceeds from sales of assets	451	8,217	1,000
Proceeds from equity forward contracts	5,989	—	—
Purchases of equity securities and interests in affiliated companies	(6,801)	(14,897)	(27,411)
Proceeds from sale of equity securities and interests in affiliated companies	18,886	15,071	5,035
Cash paid for acquisitions, net of cash acquired	(58,350)	(9,854)	(720,667)
Other, net	(6,092)	(5,463)	58,475

Net cash used in investing activities	(218,167)	(371,094)	(240,576)

Cash flows from financing activities:
Net repayment of short-term borrowings	(455)	(619)	(18,927)
Repayment of debt and capital leases	(174)	(1,350)	(71,078)
Proceeds from issuance of Liquid Yield Option Notes	—	401,829	—
Payment of issuance costs on Liquid Yield Option Notes	—	(9,929)	—
Payments to acquire treasury stock	(155,049)	(201,046)	(314,428)
Proceeds from reissuance of treasury stock	27,493	65,727	74,680
Proceeds from issuance of common stock	—	—	7
Proceeds from put options	5,398	8,171	—

Net cash provided by (used in) financing activities	(122,787)	262,783	(329,746)

Net increase (decrease) in cash and cash equivalents	(72,723)	153,683	(196,875)
Cash and cash equivalents at beginning of the year	320,673	166,990	363,865

Cash and cash equivalents at end of the year	$247,950	$320,673	$166,990

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

        On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. Chiron included Matrix Pharmaceutical's operating results, including the seven business days from February 20 to 28, 2002, in its consolidated operating results beginning on March 1, 2002 (see Note 5).

        On July 1, 2002, Chiron completed its acquisition of Pulmopharm GmbH, a distributor of TOBI® products in Germany and Austria by purchasing the remaining 80.1% ownership. Previously, Chiron owned 19.9% of Pulmopharm and accounted for the investment under the equity method. Chiron included Pulmopharm's operating results in its consolidated operating results beginning on July 1, 2002 (see Note 5).

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

        Chiron's most significant consolidated majority-owned subsidiaries and respective ownership percentages are as follows:

Name	Percentage Ownership
Chiron Healthcare Ireland Limited	100%
31 Corsa Verwaltungsgesellschaft mbH	100%
Chiron Behring GmbH & Co	100%
Chiron S.r.l	100%
Chiron B.V	100%
Chiron Iberia SL	100%
Chiron Corporation Limited	100%
Chiron Investment Corporation	100%
Chiron GmbH	100%
Chiron France S.a.s	100%
Chiron Italia S.r.l	100%
Chiron Blood Testing S.a.r.l	100%
Chiron Behring Vaccines Private Limited	51%

        In 2002, Chiron became a limited partner of TPG Biotechnology Partners, L.P. Chiron will pay $5.0 million over ten years, of which $1.3 million was paid through December 31, 2002, for an 8.10% ownership percentage. In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron will pay $15.0 million over ten years, of which $7.2 million was paid through December 31, 2002, for a 6.35% ownership percentage. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $17.1 million was paid through December 31, 2002, for a 23.26% ownership percentage. Chiron accounts for these investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46 "Accounting for Limited Partnership Investments."

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

        Chiron recognizes a portion of revenue for product sales of Betaseron® upon shipment to its marketing partner, and the remainder based on a contractual percentage of sales by its marketing partner. Chiron also earns royalties on the marketing partner's European sales of Betaferon® in those cases where Chiron does not supply the product. Prior to the first quarter 2002, Chiron had accounted for non-U.S. product sales on a one-quarter lag and royalties as a percentage of forecast received from its marketing partner, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. Betaseron® sales became available in 2002, and as a result, Chiron is able to recognize Betaseron® product sales and Betaferon® royalties on a current basis. The effect of this change on results, net of tax, was a decrease in net loss for the first quarter 2002 and an increase in net income for the year ended December 31, 2002, by $3.1 million for product sales and $2.8 million for royalties ($0.03 per basic and diluted share).

        Chiron, prior to filing its financial statements on Form 10-K, publicly releases an unaudited condensed balance sheet and statement of operations. Between the date of Chiron's earnings release and the filing of Form 10-K, reclassifications may be required. These reclassifications, when made, have no effect on income from continuing operations, net income or earnings per share.

        Certain previously reported amounts have been reclassified to conform with the current year presentation.

        Chiron maintains allowances for doubtful accounts for estimated losses resulting from disputed amounts and the inability of customers to make required payments. If the disputed amounts are not resolved as anticipated or if the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Chiron performs ongoing credit evaluations for customers and has not experienced any significant credit losses from accounts receivable.

Cash Equivalents, Investments in Marketable Debt Securities and Investments in Equity Securities

        All highly liquid investments with maturities of three months or less from the date of purchase are considered to be cash equivalents. Cash equivalents and short-term investments in marketable debt securities consist principally of money market instruments, including corporate notes and bonds, commercial paper and government agency securities. Noncurrent investments in marketable debt securities consist principally of corporate notes and bonds and government agency securities. The cost of securities sold is based on the specific identification method for debt securities and on the average cost method for equity securities.

        In accordance with Statement of Financial Accounting Standards (referred to as SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Chiron has classified its investments in certain debt and equity securities as available-for-sale. Chiron has in the past, and may in the future, classify certain equity securities as trading. Available-for-sale securities are recorded at fair value based upon year-end quoted market prices. Unrealized gains and losses, deemed as temporary in nature, are reported as a separate component of comprehensive income or loss. Trading securities, if any, are recorded at fair value based upon year-end quoted market prices. Unrealized gains and losses on trading securities are included in results of operations.

        Chiron periodically reviews its debt and equity securities by comparing the market value to the carrying value of the security. Impairment, if any, is based on the excess of the carrying value over the market value. If impairment is considered other-than-temporary, the security's cost is written down to market value through earnings. Generally, Chiron believes that an investment is impaired if its market value has been below its carrying value for each trading day in a six-month period. In addition, in determining whether impairment is considered to be other-than-temporary, Chiron considers all available factors in its evaluation. These factors include but are not limited to (i) whether the issuer of the securities is experiencing depressed and declining earnings in relation to competitors, erosion of market share, and deteriorating financial position, (ii) whether the issuer is experiencing financial difficulties and its market is experiencing difficulties, (iii) ongoing activity in our collaborations with the issuer and (iv) the issuers' prospects for favorable clinical trial results, new product initiatives and new collaborative agreements.

Inventories

        Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventory that is obsolete (inventory that will no longer be used in the manufacturing process), expired, or in excess of forecasted usage is written down to its market value. Inventories consisted of the following at December 31:

	2002	2001
	(In thousands)
Finished goods	$32,697	$26,683
Work-in-process	77,232	60,512
Raw materials	36,076	24,162

	$146,005	$111,357

Derivative Financial Instruments

        Effective January 1, 2001, Chiron implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities. All derivatives must be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are accounted for depending upon the exposure being hedged and whether the derivatives qualify and are designated for hedge accounting. The effect of the adoption did not have a material impact on Chiron's results of operations or consolidated financial position in 2001.

        Chiron uses various derivatives, such as foreign currency option contracts and forward foreign currency contracts, to reduce foreign exchange risks. Chiron also uses forward sales contracts to reduce equity securities risk. Derivatives are not used for trading or speculative purposes. Chiron's control environment includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency hedging activities and equity securities hedging activities. Counterparties to Chiron's hedging agreements are major financial institutions. These hedging agreements are generally not collateralized. Chiron manages the risk of counterparty default on its derivatives through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. Chiron has not experienced any losses due to counterparty default.

  Foreign Currency Hedging

        A significant portion of Chiron's operations consists of manufacturing and sales activities in western European countries. As a result, Chiron's financial results may be affected by changes in the foreign currency exchange rates of those related countries.

        Chiron may selectively hedge anticipated currency exposures by purchasing foreign currency option contracts, which are designated as cash flow hedges under SFAS No. 133 and typically expire within twelve months. Changes in the fair value of foreign currency option contracts are recorded in comprehensive income and are recognized in earnings when the forecasted transaction occurs. When foreign currency option contracts expire, any amounts recorded in comprehensive income are reclassified to earnings.

        Chiron also uses forward foreign currency contracts to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in foreign currencies. These derivatives are not designated as hedges under SFAS No. 133. Changes in the fair value of forward foreign currency contracts are recognized currently in earnings. Typically, changes in the fair value of forward foreign currency contracts are offset largely by changes upon remeasurement of the underlying assets and liabilities. These contracts usually have maturities of three months or less.

        For foreign currency option contracts and forward sales contracts, Chiron assumes no ineffectiveness because the critical terms of the derivative instrument and of the underlying exposure are the same. Chiron expects that changes in the fair value of the underlying exposure will be offset completely by changes in the fair value of the derivative instrument, both at inception and on an ongoing basis. The critical terms are reviewed quarterly. All time value changes are deemed ineffective and are recognized immediately in earnings. Hedge ineffectiveness, determined in accordance with SFAS No. 133, was not material for the years ended December 31, 2002 and 2001. Chiron recognized a gain of $7.8 million related to the discontinuance of two fair value hedges and the sale of the underlying shares. This gain is recorded in "Other income, net" in the Consolidated Statements of Operations for the year ended December 31, 2002. No cash flow or fair value hedges were derecognized or discontinued for the year ended December 31, 2001.

  Equity Securities Hedging

        Chiron has exposure to equity price risk because of its investments in equity securities. Typically, these securities are obtained through collaboration agreements with other pharmaceutical and biotechnology partners. Changes in share prices affect the value of Chiron's equity portfolio.

        Chiron selectively enters into forward sales contracts, which are designated as fair value hedges under SFAS No. 133 and normally expire within two to four years. At the inception of the hedge, the difference between the cost and the fair value of the equity security remains in comprehensive income. Subsequent changes in the fair value of the forward sales contracts and the underlying equity security are recognized in earnings. When forward sales contracts mature and the underlying equity security is sold, any amounts recorded in comprehensive income related to the underlying equity security are reclassified to earnings.

Property, Plant, Equipment and Leasehold Improvements

        Property, plant, equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation on property, plant and equipment, including assets held under capital leases, is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for equipment and 15 to 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset's useful life or remaining lease term. Depreciation and amortization expense was $73.2 million, $56.5 million and $54.0 million in 2002, 2001 and 2000, respectively. Repairs and maintenance are expensed as incurred. Costs incurred in construction, including related interest costs, are capitalized during the construction period. There was no interest capitalized for the years ended December 31, 2002, 2001 and 2000, as it was not material.

Computer Software Costs for Internal Use

        Computer software costs developed for internal use are capitalized and amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. The unamortized portion of computer software costs developed for internal use was $7.7 million, $9.5 million and $8.9 million at December 31, 2002, 2001 and 2000, respectively. Depreciation and amortization expense stated above includes amortization expense related to computer software costs for internal use of $5.7 million, $5.1 million and $3.6 million in 2002, 2001 and 2000, respectively.

Intangible and Other Long-Lived Assets

        Intangible assets consist principally of purchased technologies and patents and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 17 years. Chiron periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $51.1 million, $58.5 million and $27.4 million, respectively. Amortization of purchased technologies was included primarily in "Amortization expense" and amortization of patents was included primarily in "Research and development" in the Consolidated Statements of Operations.

        Prior to the adoption of SFAS No. 142, Chiron periodically evaluated the recoverability of goodwill. Impairment, if any, was based on the excess of the carrying value over the fair value, calculated based upon the projected undiscounted net cash flows associated with such goodwill.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS No. 142. Chiron adopted the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002.

        SFAS No. 141 required, upon adoption of SFAS No. 142, Chiron to evaluate existing intangible assets and goodwill that were acquired in a purchase business combination prior to July 1, 2001, and make any necessary reclassifications to conform with the new criteria in SFAS No. 141. As a result, Chiron reclassified assembled workforce with a net carrying value of $7.8 million to goodwill on January 1, 2002.

        Upon adoption of SFAS No. 142, Chiron reassessed the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations. No adjustments to amortization periods were necessary. Chiron has no intangible assets with indefinite useful lives.

        In connection with the transitional goodwill impairment evaluation of SFAS No. 142, Chiron is required to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, Chiron identified its reporting units as of January 1, 2002. Chiron then determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Chiron subsequently determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit's carrying amount. Each reporting unit's fair value exceeds its carrying amount. Based on this analysis, Chiron has no indication of a transitional impairment loss and no further analysis is required.

        In addition, as mandated by SFAS No. 142, Chiron must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations. Chiron performed its annual impairment test as of June 30, 2002 and has no indication of an impairment loss and no further analysis is required.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Chiron adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Consolidated Financial Statements.

        Under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Chiron evaluated the recoverability of its intangible and long-lived assets (excluding goodwill), as circumstances dictated. Impairment, if any, was based on the excess of the carrying value of such assets over their respective fair values, calculated based upon the projected discounted net cash flows associated with such assets. In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale.

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

        SFAS No. 144 also supercedes the business segment concept in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations. Chiron adopted the provisions of SFAS No. 144 effective January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Consolidated Financial Statements.

Put Options

        Chiron uses written put options to reduce the effective costs of repurchasing its common stock. The put option contracts provide that Chiron, at its choice, can settle with net cash or through physical delivery. The cash redemption value of the put option contracts is classified as temporary equity in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

Comprehensive Income

        Chiron has displayed the detailed changes in the components of comprehensive income in the Consolidated Statements of Comprehensive Income. Accumulated other comprehensive income (loss) balances by component were as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) from Investments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, net, at December 31, 1999	$(30,573)	$23,459	$(990)	$(8,104)
Period change	(23,219)	48,887	(67)	25,601

Balance, net, at December 31, 2000	(53,792)	72,346	(1,057)	17,497
Period change	(23,425)	(15,097)	(261)	(38,783)

Balance, net, at December 31, 2001	(77,217)	57,249	(1,318)	(21,286)
Period change	89,210	(12,782)	(281)	76,147

Balance, net, at December 31, 2002	$11,993	$44,467	$(1,599)	$54,861

        In the first and second quarters of 2001, the foreign currency translation component of comprehensive income included the tax effects of the non-permanently reinvested 2000 earnings in Chiron's German and Italian vaccines business in accordance with the investment and tax policy adopted in 2000. During the first and second quarters of 2001, the undistributed 2001 earnings in Chiron's German and Italian vaccines business were expected to be reinvested permanently and, as a result, no tax effect was provided on the foreign currency translation component of comprehensive income. Beginning in the third quarter of 2001, tax effects associated with the decision not to permanently reinvest the 2001 earnings in Chiron's German and Italian vaccines business were recorded. For all other foreign jurisdictions, the undistributed earnings of Chiron's foreign investments are expected to be reinvested permanently. In the fourth quarter 2002, Chiron's German and Italian vaccines subsidiaries remitted dividends to Chiron. Chiron included these dividends and the related foreign tax credits in determining its 2002 tax provision. As a result, Chiron reversed all cumulative tax effects previously recorded associated with its decision not to permanently reinvest the 2001 earnings of its German and Italian vaccines business.

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

Treasury Stock

        Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to "Additional paid-in capital." Losses on reissuance of treasury stock are charged to "Additional paid-in capital" to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to "Accumulated Deficit." For the years ended December 31, 2002 and 2001, Chiron charged losses of $41.1 million and $102.1 million, respectively, to "Accumulated deficit" in the Consolidated Balance Sheets.

Revenue Recognition

        "Product sales, net" primarily consist of revenues recognized upon shipment of products to customers. For nucleic acid testing product sales, Chiron recognizes revenues based upon the details of each contract. For the majority of Chiron's customers, this is the contracted price per donation. For sales of Betaseron®, Chiron recognizes revenues upon shipment to its marketing partner and additional revenues upon the marketing partner's subsequent sale of Betaseron® to patients. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related product sales are recorded. Provisions for rebates to customers and returns and others adjustments are based upon analyses of historical rebates and returns. Provisions for discounts are based upon a set percentage of the previous month's sales.

        "Equity in earnings of unconsolidated joint businesses" represents Chiron's share of the operating results generated by its commercial unincorporated joint businesses. "Collaborative agreement revenues" are earned and recognized based upon work performed or upon the attainment of specified milestones. Under contracts where Chiron recognizes revenue based upon research and development work performed, the revenues amounted to $19.5 million, $30.2 million and $19.6 million in 2002, 2001 and 2000, respectively. These amounts were recorded in "Collaborative agreement revenues" and "Other revenues" in the Consolidated Statements of Operations. "Royalty and license fee revenues" consist of product royalty payments and fees under license agreements and are recognized when earned. Chiron estimates royalty revenues based on previous period royalties received or on product sales forecast information provided by the third party licensee. In the subsequent quarter, Chiron records an adjustment equal to the difference between those royalty revenues recorded in the previous quarter and the contractual percentage of the third party's actual product sales for that period. Up-front refundable fees are deferred and recognized as revenues upon the later of when they become nonrefundable or when performance obligations are completed. Up-front nonrefundable fees where Chiron has no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized ratably over the performance period. Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished. "Other revenues" primarily consist of fees for sales and marketing services performed, commission fees and grants from government agencies are recognized when earned.

Contract Manufacturing Revenues and Expenses

        During production pre-planning activities, contract manufacturing revenues are recognized upon completion of the specified contract milestones and recorded in "Other revenues" in the Consolidated Statements of Operations. During production pre-planning activities, contract manufacturing expenses are deferred as incurred in "Other current assets," then expensed upon completion of the specified contract milestones and recorded in "Other operating expenses" in the Consolidated Statements of Operations. When production pre-planning activities are complete, contract manufacturing revenues and expenses are recognized upon meeting the criteria for substantial performance and acceptance as defined through the terms of the contract and recorded in "Other revenues" and "Other operating expenses," respectively, in the Consolidated Statements of Operations.

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

Research and Development Expense and Write-Off of Purchased In-Process Technologies

        In accordance with SFAS No. 2, "Accounting for Research and Development Costs," research and development costs are charged to expense when incurred. Research and development includes costs such as clinical trial expenses, contracted research and license agreement fees, supplies and materials, salaries and employee benefits, equipment depreciation and allocations of various corporate costs. Purchased in-process technologies represent the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition. In accordance with SFAS No. 2, as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to purchased in-process technologies meeting the above stated criteria are charged to expense as part of the allocation of the purchase price of the business combination.

Advertising Expenses

        Chiron expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000 were $14.8 million, $17.9 million and $11.4 million, respectively.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses and business tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        A valuation allowance has been established against the recorded deferred income tax assets to the extent that management believes it more likely than not that a portion of the deferred income tax assets are not realizable.

Stock-Based Compensation

        Chiron measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, including Financial Accounting Standards Board Interpretation 44 "Accounting for Certain Transactions Involving Stock Compensation." Compensation expense is based on the difference, if any, between the fair value of Chiron's common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as "Deferred stock compensation" in the Consolidated Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. Compensation expense is included primarily in "Selling, general and administrative" in the Consolidated Statements of Operations. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," Chiron has provided, below, the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented.

        The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related net income per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	2002	2001	2000
	(In thousands, except per share data)
Net income (loss):
As reported	$180,825	$180,036	$8,514
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	3,185	5,964	4,090
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	67,142	56,935	34,198

Pro forma	$116,868	$129,065	$(21,594)

Basic net income (loss) per share:
As reported	$0.96	$0.95	$0.05
Pro forma	$0.62	$0.68	$(0.12)
Diluted net income (loss) per share:
As reported	$0.94	$0.92	$0.04
Pro forma	$0.61	$0.66	$(0.12)

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

Concentration of Risk

        Financial instruments, which potentially expose Chiron to concentrations of credit risk, consist primarily of cash, investments (such as debt securities), derivatives and trade accounts receivable. Chiron invests cash, which is not required for immediate operating needs, in a diversified portfolio of financial instruments issued by financial institutions and other issuers with strong credit ratings.

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

        Chiron uses various derivatives to reduce foreign exchange risks and equity securities risk. Counterparties to these derivative agreements are major financial institutions. Chiron manages the risk of counterparty default through the use of credit standards, diversification and monitoring of financial conditions of these institutions. Chiron has not experienced any losses due to counterparty default.

        Chiron has not experienced any significant credit losses from its accounts receivable from joint business partners or collaborative research agreements, and none are currently expected. Other accounts receivable arise from product sales to customers and as a result of contract manufacturing activities. Chiron performs ongoing credit evaluations of these customers and generally does not require collateral. Chiron maintains reserves for potential trade and non-trade receivable credit losses, and such losses have been within management's expectations.

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

        In nucleic acid testing, Chiron relies on collaborative partner, Gen-Probe to manufacture the Procleix™ HIV-1/ HCV Assay; Chiron currently sources the related instrument system from third party suppliers. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription-Mediated Amplification technology. As a result, Chiron's operations could be adversely affected by an interruption or reduction in the supply of the Procleix™ HIV-1/ HCV Assay.

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (referred to as FIN No. 46), "Consolidation of Variable Interest Entities" which address the accounting for certain off-balance sheet lease financing. The recognition provisions of FIN No. 46 will be effective for Chiron for the interim period ended September 30, 2003. As Chiron finalizes the options discussed below in Note 13 by July 1, 2003, Chiron will continue to monitor the impact of FIN No. 46 on its Consolidated Financial Statements.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.

The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

        In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Chiron is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its Consolidated Financial Statements.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized under such costs, and is not expected to have a material impact on the Consolidated Financial Statements.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Chiron adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Consolidated Financial Statements.

        As indicated above, Chiron adopted SFAS Nos. 142, "Goodwill and Other Intangible Assets" and 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002.

Note 2—Earnings Per Share

        Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options, warrants and equivalents, which are included under the treasury-stock method; (ii) performance units (see Note 14) to the extent that dilutive shares are assumed issuable; (iii) the assumed exercise of outstanding put options (see Note 14), which are included under the reverse treasury-stock method; and (iv) convertible notes and debentures, which are included under the if-converted method (see Note 12). Due to rounding, quarterly amounts may not sum fully to yearly amounts.

        The following table sets forth the computation for basic and diluted earnings per share on income from continuing operations for the years ended December 31:

	2002	2001	2000
	(In thousands, except per share data)
Income (Numerator):
Income from continuing operations available to common stockholders	$181,145	$174,758	$16,102

Shares (Denominator):
Weighted-average common shares outstanding	188,792	189,553	183,509
Effect of dilutive securities:
Stock options and equivalents	3,357	5,023	6,137
Warrants	—	242	425
Put options	3	17	—

Weighted-average common shares outstanding, plus assumed conversions	192,152	194,835	190,071

Basic earnings per share from continuing operations	$0.96	$0.92	$0.09

Diluted earnings per share from continuing operations	$0.94	$0.90	$0.08

        The following table sets forth the computation for basic and diluted earnings per share on net income for the years ended December 31:

	2002	2001	2000
	(In thousands, except per share data)
Income (Numerator):
Net income available to common stockholders	$180,825	$180,036	$8,514

Shares (Denominator):
Weighted-average common shares outstanding	188,792	189,553	183,509
Effect of dilutive securities:
Stock options and equivalents	3,357	5,023	6,137
Warrants	—	242	425
Put options	3	17	—

Weighted-average common shares outstanding, plus assumed conversions	192,152	194,835	190,071

Basic earnings per share	$0.96	$0.95	$0.05

Diluted earnings per share	$0.94	$0.92	$0.04

        Options to purchase 15.1 million shares, 7.4 million shares and 2.3 million shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2002, 2001 and 2000, respectively. These options were excluded from the respective computations of diluted earnings per share, as their inclusion would be antidilutive.

        Also excluded from the computations of diluted earnings per share for the years ended December 31, 2002 and 2001 were 5.2 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes (see Note 12), as their inclusion would be antidilutive.

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

        Also excluded from the computations of diluted earnings per share were 6.9 million shares for the year ended December 31, 2000, of common stock issuable upon conversion of Chiron's convertible subordinated debentures as their inclusion would be antidilutive. As of December 31, 2000, substantially all of the 1.90% and 5.25% convertible debentures were converted into 12.0 million shares of common stock.

Note 3—Supplemental Cash Flow Information

	2002	2001	2000
	(In thousands)
Interest paid	$876	$749	$2,898

Income taxes paid	$132,124	$134,827	$9,852

Noncash investing and financing activities:
Acquisitions:
Cash acquired	$18,208	—	$3,132
Fair value of all other assets acquired	53,682	—	829,803
Liabilities assumed	(4,980)	—	(23,609)
Reduction of income taxes payable	1,739	—	—
Income taxes payable	—	—	(2,800)
Net deferred tax asset (liability)	8,425	—	(72,616)
Fair value, less intrinsic value for unvested portion, of options exchanged	—	—	(3,371)
Carrying value of original investment	(310)	—	—
Acquisition costs not yet paid as of December 31, 2002 and 2000	(707)	—	(6,740)

Total cash paid	$76,057	$—	$723,799

Conversion of subordinated debentures to common stock	$—	$—	$353,890

Exercise of common stock warrant	$—	$18,513	$—

Note 4—Discontinued Operations

        In a strategic effort to focus on its core businesses of Biopharmaceuticals, Vaccines and Blood Testing, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. Discontinued operations had no impact on basic and diluted earnings per share for the year ended December 31, 2002. Basic earnings (loss) per share from discontinued operations was $0.03 and $(0.04) for the years ended December 31, 2001 and 2000, respectively. Diluted earnings (loss) per share from discontinued operations was $0.02 and $(0.04) for the years ended December 31, 2001 and 2000, respectively.

        The "Gain (loss) on disposal of discontinued operations" consisted of the following as of December 31:

	2002	2001	2000
	(In thousands)
Reversal of reserves for retention and severance obligations	$—	$1,600	$—
Reversal of reserves for indemnity obligations	—	1,500	2,190
Gain on the sale of real estate assets	—	1,644	—
Employee settlement	(438)	—	—
Other	—	—	(708)
Income tax benefit (provision)	118	534	(9,070)

	$(320)	$5,278	$(7,588)

Chiron Diagnostics

        The results of operations for Chiron Diagnostics are reported as a discontinued operation for the years ended December 31, 2002, 2001 and 2000 in the Consolidated Statements of Operations. In connection with the sale of Chiron Diagnostics, Chiron granted Bayer rights under HIV and hepatitis C virus related patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid Chiron a license fee of $100.0 million, which became nonrefundable in decreasing amounts through 2001. In 2001 and 2000, Chiron recognized license fee revenues of $18.3 million and $29.2 million, respectively, which represented the portions of the $100.0 million payment that became nonrefundable during those periods. The revenues were recorded as a component of "Royalty and license fee revenues" in the Consolidated Statements of Operations. Chiron recognized the final portion of the revenue in the fourth quarter of 2001.

        As a result of the sale of Chiron Diagnostics, Chiron assigned certain technology rights, which it had utilized in its blood testing and diagnostics businesses, to Bayer. The assigned rights, which had been capitalized as intangible assets and had a net book value of $9.5 million at the time of assignment, were expensed against the gain on the sale of Chiron Diagnostics in 1998. Under the terms of the stock purchase agreement, Chiron and Bayer agreed to share certain future milestone payments related to these technology rights. Since Chiron received regulatory approval in France for, and began selling, the transcription-mediated amplification combination hepatitis C virus /HIV-1 test in September 1999, Chiron ascertained that there was future value in these technology rights and, therefore, capitalized the related milestone payment of $8.5 million, to be amortized over 5 years. For each of the years ended December 31, 2002, 2001 and 2000, Chiron recognized amortization expense of $1.7 million related to this intangible asset.

        In the third quarter of 2002, Chiron recognized a charge of $0.4 million related to a settlement with a former employee arising out of the sale of Chiron Diagnostics. This amount was recorded as a component of "Gain (loss) on disposal of discontinued operations" for the year ended December 31, 2002.

        Under the terms of the stock purchase agreement with Bayer, Chiron was responsible for retention and severance payments to specific U.S. and international employees and, accordingly, reserved for such retention and severance obligations. In the third quarter of 2001, Chiron reversed approximately $1.6 million reserved for retention and severance obligations based upon a final reconciliation from Bayer. This amount was recorded as a component of "Gain (loss) on disposal of discontinued operations" for the year ended December 31, 2001. Chiron has also provided other customary indemnities under the terms of this agreement.

Chiron Vision

        Upon completion of the sale of all of the outstanding capital stock of Chiron Vision to Bausch & Lomb Incorporated, Chiron retained Chiron Vision's cash and cash equivalents totaling $2.7 million, certain Chiron Vision real estate assets with a carrying value of $25.1 million and Chiron Vision's future noncancelable operating lease costs totaling $1.1 million. Under the terms of the Bausch & Lomb agreement, Chiron provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify Bausch & Lomb against certain potential claims. In the second quarter of 2001, Chiron reversed the remaining reserves of $1.5 million upon the sale of the remaining real estate assets, as discussed below. In 2000, Chiron reversed approximately $2.2 million of such reserves as such obligations had expired unused. These amounts were recorded as components of "Gain (loss) on disposal of discontinued operations."

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

Income Taxes

        In connection with the sale of Chiron Diagnostics and Chiron Vision, Chiron recorded cumulative net deferred tax assets of $8.5 million and $23.7 million at December 31, 2002 and 2001, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. Chiron also recorded corresponding valuation allowances of $8.5 million and $23.7 million at December 31, 2002 and 2001, respectively, to offset these deferred tax assets, as management believes that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. The future recognition of these deferred tax assets will be reported as a component of "Gain (loss) on disposal of discontinued operations."

        "Gain (loss) on disposal of discontinued operations" included an income tax benefit (provision) of $0.1 million, $0.5 million and $(9.1) million in 2002, 2001 and 2000, respectively. The tax benefit in 2002 related to the charge for a settlement with a former employee, arising out of the sale, as discussed above. The tax benefit in 2001 related to the reversal of reserves and valuation allowances against deferred tax assets that were set up at the time of the sale, also discussed above. The tax provision in

2000 resulted from the 1999 estimated tax provision to tax return true-up adjustment on the Chiron Diagnostics final purchase price adjustment.

Note 5—Acquisitions

        Pulmopharm GmbH    On July 1, 2002, Chiron completed the acquisition of Pulmopharm GmbH, a distributor of TOBI® products in Germany and Austria by purchasing the remaining 80.1% ownership that Chiron did not previously own. Previously, Chiron owned 19.9% of Pulmopharm and accounted for the investment under the equity method. Chiron's acquisition of all of the remaining outstanding shares of common stock of Pulmopharm, including estimated acquisition costs, resulted in a total purchase price of approximately $3.7 million. The acquisition resulted in the recognition of $3.8 million of intangible assets relating to the distribution rights, $1.2 million of goodwill, $0.3 million of tangible assets and $1.6 million of deferred tax liabilities on the acquisition date. In addition, on the acquisition date, the carrying value of the original investment in Pulmopharm, which totaled $0.3 million, was reclassified to goodwill. Chiron accounted for the acquisition using the purchase method of accounting and included Pulmopharm's operating results in its consolidated operating results beginning on July 1, 2002. Pulmopharm is part of Chiron's biopharmaceuticals segment.

        Matrix Pharmaceutical, Inc.    On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. Chiron acquired all of the outstanding shares of common stock of Matrix Pharmaceutical at $2.21 per share, which, including acquisition costs, resulted in a total purchase price of approximately $67.0 million. Matrix Pharmaceutical is part of Chiron's biopharmaceuticals segment. Tezacitabine expanded Chiron's portfolio of cancer therapeutics.

        Chiron accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical's operating results, including the seven business days from February 20 to 28, 2002, in its consolidated operating results beginning on March 1, 2002. The components and allocation of the purchase price, based on their fair values, consisted of the following (in thousands):

Consideration and acquisition costs:
Cash paid for common stock	$58,737
Cash paid for options on common stock	2,231
Acquisition costs paid as of December 31, 2002	5,859
Acquisition costs not yet paid as of December 31, 2002	219

Total purchase price	$67,046

Allocation of purchase price:
Cash and cash equivalents	$17,337
Assets held for sale	2,300
Deferred tax asset	10,000
Other assets	1,469
Write-off of purchased in-process technologies	45,181
Accounts payable	(2,898)
Reduction of income taxes payable	1,739
Accrued liabilities	(8,082)

Total purchase price	$67,046

        Acquisition costs included contractual severance and involuntary termination costs, as well as other direct acquisition costs. Approximately $5.1 million represented severance payments, assumed by Chiron, to eligible employees as defined by their employment agreements.

        Chiron allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Chiron allocated a portion of the purchase price to purchased in-process technologies and wrote this off in 2002. Chiron does not anticipate that there will be any alternative future use for the in-process technologies that were written off. The write-off of purchased in-process technologies represented the fair value, calculated using probability-of-success-adjusted cash flows and a 20% discount rate, at the acquisition date. Chiron assumed cash flows from tezacitabine to commence after 2005. As with all pharmaceutical products, the probability of commercial success for any research and development project is highly uncertain.

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

        In March 2002, Chiron paid $6.0 million related to a bank loan assumed during the purchase of Matrix Pharmaceutical. This payment is reflected on the Consolidated Statement of Cash Flows as a component of "Cash paid for acquisitions, net of cash acquired" for the year ended December 31, 2002.

        The deferred tax asset primarily related to future utilization of net operating loss carryforwards. Chiron acquired federal and state net operating loss carryforwards and business credits attributed to Matrix Pharmaceutical of approximately $288.7 million and $9.5 million, respectively. The utilization of such net operating loss and business tax credit carryforwards is limited in any one year under provisions of the Internal Revenue Code. As such, a significant portion of Matrix Pharmaceutical's net operating loss carryforwards is expected to expire unutilized.

        PathoGenesis Corporation    On September 21, 2000, Chiron acquired PathoGenesis Corporation, a company that developed and marketed drugs to treat infectious diseases, particularly serious lung infections. The acquisition was accounted for as a business combination using the purchase method of accounting and included the purchase of substantially all of the outstanding shares of common stock of PathoGenesis at $38.50 per share. Throughout 2001, Chiron recorded purchase price adjustments resulting from (i) a final reconciliation of PathoGenesis registered shares of common stock, (ii) the true-up of severance, employee relocation, leasing and legal costs to amounts actually paid and (iii) the related deferred tax effects, the total of which resulted in a $3.8 million increase to the purchase price and a $2.2 million increase to goodwill. The revised components and allocation of the purchase price consisted of the following (in thousands):

Consideration and acquisition costs:
Cash paid for common stock	$643,026
Cash paid for options on common stock	66,216
Acquisition costs paid as of December 31, 2002	23,642
Acquisition costs not yet paid as of December 31, 2002	1,059
Adjustment to acquisition costs	357
Fair value, less intrinsic value for unvested portion, of options exchanged	3,371

Total purchase price	$737,671

Allocation of purchase price:
Assets acquired	$94,784
Write-off of purchased in-process technologies	171,600
Purchased technologies	300,600
Goodwill	214,211
Other acquired intangible assets	53,900
Liabilities assumed	(23,609)
Income taxes payable	(2,800)
Net deferred tax liability	(71,015)

Total purchase price	$737,671

        Outstanding options on PathoGenesis' stock were either redeemed for cash or converted into options on Chiron's stock. The difference between the fair value of all options and the intrinsic value associated with the unvested portion of those options was included as part of the purchase price.

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

        Purchased technologies, which were concluded to have alternative future uses, represented the fair value of research and development projects, which will be developed further and supported after the acquisition date, and are being amortized on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents and databases, which are being amortized on a straight-line basis over 13 to 16 years. Acquired intangible assets also included the assembled workforce, which was being amortized on a straight-line basis over 5 years. Goodwill resulting from the PathoGenesis acquisition was being amortized on a straight-line basis over 15 years. Since Chiron elected to treat the acquisition as taxable in California, Chiron recorded current taxes payable of $2.8 million. The net deferred tax liability primarily related to the difference between the carrying amounts and tax bases of the purchased technology and acquired intangible assets, offset by future utilization of net operating loss and tax credit carryforwards. Upon acquisition, Chiron acquired federal net operating loss carryforwards and federal business credits of approximately $116.6 million and $6.9 million, respectively, attributed to PathoGenesis.

        Chiron included PathoGenesis' operating results, including the last seven business days from September 21 to 30, 2000, in its consolidated operating results beginning on October 1, 2000. PathoGenesis' operating results for the last seven business days in September 2000 were not significant to Chiron's consolidated operating results for the fourth quarter of 2000.

        The following unaudited pro forma information presents the results of continuing operations of Chiron and PathoGenesis for the year ended December 31, 2000 as if Chiron's acquisition of PathoGenesis had been consummated as of January 1, 2000. The pro forma information is presented in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," and does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results that may occur in the future. The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process technologies, which resulted directly from the transaction. The unaudited pro forma information is as follows (in thousands, except per share data):

Year Ended December 31, 2000
Total revenues	$1,030,338
Income from continuing operations	$140,641
Pro forma income per share from continuing operations:
Basic	$0.77
Diluted	$0.74

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

        For year ended December 31, 2002, Chiron had no restructuring and reorganization adjustments. Of the 371 positions for elimination, 365 were terminated as of December 31, 2002.

Note 6—Restructuring and Reorganization (Continued)

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

        Chiron expects to substantially settle the restructuring and reorganization accruals within one to six years of accruing the related charges. As of December 31, 2002, $0.2 million and $0.1 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Consolidated Balance Sheets. As of December 31, 2001, $0.2 million and $0.5 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Consolidated Balance Sheets.

        The activity in accrued restructuring and reorganization for the years ended December 31, 2002, 2001 and 2000 is summarized as follows (in thousands):

	Accrual at December 31, 2001	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through December 31, 2002	Amount to be Utilized in Future Periods
Employee-related costs and Other facility-related costs	$693	$—	$—	$(359)	$334

	Accrual at December 31, 2000	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through December 31, 2001	Amount to be Utilized in Future Periods
Employee-related costs and Other facility-related costs	$2,655	$250	$(186)	$(2,026)	$693

	Accrual at December 31, 1999	Amount of Total Restructuring Charge	Amount of Total Restructuring Charge Reversal	Amount Utilized Through December 31, 2000	Amount to be Utilized in Future Periods
Employee-related costs and Other facility-related costs	$5,403	$160	$(607)	$(2,301)	$2,655
Discontinued operations	285	49	(334)	—	—

	$5,688	$209	$(941)	$(2,301)	$2,655

Note 7—Intangible Assets

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As discussed in Note 1, Chiron adopted the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002.

        A reconciliation of reported net income to adjusted net income, as if SFAS No. 142 had been implemented as of January 1, 2001 and 2000, respectively, is as follows (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Reported net income	$180,825	$180,036	$8,514
Add back: Goodwill (including assembled workforce) amortization	—	17,074	6,108

Adjusted net income	$180,825	$197,110	$14,622

Basic earnings per share:
Reported net income	$0.96	$0.95	$0.05
Goodwill (including assembled workforce) amortization	—	0.09	0.03

Adjusted net income	$0.96	$1.04	$0.08

Diluted earnings per share:
Reported net income	$0.94	$0.92	$0.04
Goodwill (including assembled workforce) amortization	—	0.09	0.04

Adjusted net income	$0.94	$1.01	$0.08

        Intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2002			December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$331,941	$74,328	$257,613	$331,185	$51,887	$279,298

Patents	$106,723	$52,136	$54,587	$97,900	$42,526	$55,374
Trademarks	53,394	14,928	38,466	47,319	10,481	36,838
Licenses and technology rights	35,243	16,063	19,180	29,881	11,042	18,839
Customer relationships	24,082	7,054	17,028	20,310	4,885	15,425
Know how	10,935	4,245	6,690	9,224	2,916	6,308
Databases	7,100	1,065	6,035	7,100	592	6,508
Assembled workforce	—	—	—	10,236	2,415	7,821
Other	15,274	10,171	5,103	14,670	6,697	7,973

Total other intangible assets	$252,751	$105,662	$147,089	$236,640	$81,554	$155,086

Total intangible assets subject to amortization	$584,692	$179,990	$404,702	$567,825	$133,441	$434,384

        Intangible assets with a gross carrying value of $4.1 million and accumulated amortization of $0.5 million related to the distribution rights acquired in the acquisition of Pulmopharm were included in Licenses and technology rights at December 31, 2002. The gross carrying value of these intangible assets has increased due to exchange rate fluctuations between the acquisition date and December 31, 2002. The amortization period for these intangible assets is 3.75 years.

        Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2002 (reported)	$51,091
For the year ended December 31, 2003 (estimated)	$50,574
For the year ended December 31, 2004 (estimated)	$47,128
For the year ended December 31, 2005 (estimated)	$42,726
For the year ended December 31, 2006 (estimated)	$41,220
For the year ended December 31, 2007 (estimated)	$39,928

        The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Goodwill (including assembled workforce):
Balance as of December 31, 2001	$196,513	$28,229	$224,742
Goodwill acquired during the year (Note 5)	1,512	—	1,512
Assembled workforce	1,875	5,946	7,821
Tax impact of implementation(1)	(675)	—	(675)
Effect of exchange rate changes	—	6,346	6,346

Balance as of December 31, 2002	$199,225	$40,521	$239,746

(1)
SFAS No. 142 requires that, upon implementation, any remaining deferred tax liability related to assembled workforce at January 1, 2002 also be reclassified to goodwill.

Note 8—Research and Development Arrangements

        Chiron participates in a number of research and development arrangements with other pharmaceutical and biotechnology companies to research, develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. Chiron may also be required to make payments to certain collaborative partners upon their achievement of specified milestones. Aggregate annual noncancelable funding commitments under collaborative arrangements are as follows: 2003—$12.0 million; 2004—$6.7 million; and 2005—$6.5 million.

        Occasionally, Chiron invests in equity securities of its corporate partners. The price of these securities is subject to significant volatility. Chiron performs periodic reviews for temporary or other-than-temporary impairment of its securities and records adjustments to the carrying values of those securities accordingly. In 2002, 2001 and 2000, Chiron recognized losses attributable to the other-than-temporary impairment of certain of these equity securities of $7.5 million, $4.0 million and $5.0 million, respectively.

        In December 2002, Chiron granted GlaxoSmithKline plc rights under certain of our MC-4R compound patents, for which Chiron received an up-front nonrefundable license fee. Due to Chiron's continuing performance obligations during a two-year collaboration period, the license fee has been deferred and will be recognized over the performance period. The agreement also provides for research funding, royalties and milestone payments. Research funding, not to exceed $3.4 million over the two-year performance period, will be recognized as income as the services are provided. Minimum annual royalties are due prior to commercialization, beginning in 2004. Minimum annual royalties are reduced by annual research and development expenses incurred by Glaxo (including funding of Chiron research efforts) for the furtherance of development of MC-4R. Royalties on net sales are due upon commencement of commercial sales. Milestones, related to scientific or technical achievements will be recognized in income when the milestone is accomplished.

        In April 2001, Chiron, Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Chiron's commitment is approximately 26.4 million Euro ($27.6 million at December 31, 2002), for the expansion of Chiron's Italian manufacturing facilities, of which Chiron had incurred costs of 0.5 million Euro ($0.5 million) as of December 31, 2002. This agreement started in the fourth quarter of 2001 and is expected to continue through 2008. (see Note 13).

        In June 2000, Chiron invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products. Chiron also granted S*BIO certain rights to its gene expression and combinatorial chemistry technology. Under this arrangement, Chiron received approximately $23.7 million over three years for technology transfer and research services. Chiron recognized collaborative agreement revenues of $8.8 million, $12.1 million and $2.8 million in 2002, 2001 and 2000, respectively, under this arrangement. Since inception, Chiron has invested $8.0 million for a 19.9% ownership interest, which was written off entirely due to the early stage of S*BIO's research and development activities. Chiron accounts for the investment on the cost method. The technology transfer period ended in the third quarter 2002.

        On November 1, 1999, Chiron entered into a patent and license agreement with Scios, Inc. Under this agreement, Chiron advanced $7.5 million in return for a promissory note, which was recorded as "Noncurrent notes receivable" in the Consolidated Balance Sheets at both December 31, 2002 and 2001. The note, which bears interest at the prime rate (4.25% at December 31, 2002 and 4.8% at December 31, 2001), is due with accrued interest on December 31, 2006 and will be forgiven (principal and accrued interest) if the U.S. Food and Drug Administration approves any product covered by the patent and license agreement for marketing in the U.S. prior to December 31, 2006. Chiron may pay additional milestone payments if certain development objectives are met. In addition, Chiron may pay royalties of 4% on future net product sales of the product under the patent and license agreement.

Note 8—Research and Development Arrangements (Continued)

        On April 1, 1999, Chiron received a $9.7 million promissory note in consideration for payment under a biopharmaceutical license agreement with SkyePharma plc. The note bore interest at the London interbank offered rate plus 3.0% (4.4% at December 31, 2002 and 4.9% at December 31, 2001). The interest was due quarterly and the principal was due in three equal installments. The first two payments of $3.2 million each were received in June 2001 and 2000. The final payment of $3.3 million was received in July 2002.

        On December 28, 2000, Chiron received a $3.5 million promissory note in consideration for another payment under the same biopharmaceutical license agreement with SkyePharma plc. The note bore interest at the London interbank offered rate plus 3.0% (4.4% at December 31, 2002 and 4.9% at December 31, 2001). The interest was due quarterly, and the principal was payable in three equal installments. The first two payments of $1.2 million each were received in June 2002 and 2001. The final installment was payable on June 30, 2003. In November 2002, Chiron signed an agreement with SkyePharma to terminate their collaboration and manufacturing agreements. As a result of the termination, Chiron granted back to SkyPharma plc the rights licensed by Chiron under the collaboration agreement for $3.0 million. Chiron included this amount as a component of "Other revenues" in the Consolidated Statements of Operations in 2002. Chiron recorded a $1.0 million promissory note in connection with this transaction which was recorded as "Noncurrent notes receivable" at December 31, 2002, in the Consolidated Balance Sheets. In addition, in December 2002, SkyePharma plc paid the final $1.1 million installment due under the $3.5 million promissory note.

        In connection with these promissory notes, $4.4 million and $1.2 million were recorded as "Current portion of notes receivable" and "Noncurrent notes receivable", respectively, at December 31, 2001, in the Consolidated Balance Sheets.

Note 9—Related Party Transactions

Novartis

        Chiron has an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, effective January 1995, Novartis increased its ownership interest in Chiron to 49.9%. As a result of subsequent stock issuances by Chiron, Novartis' ownership interest in Chiron has been reduced to approximately 42.5% as of December 31, 2002.

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

        If Chiron's Board of Directors authorizes the issuance of any equity securities, Novartis may purchase a portion of such securities sufficient to preserve its ownership interest in Chiron. Such purchases must occur at the same time and on the same terms as the new securities are issued and sold to third parties. In addition, Chiron may require Novartis to purchase shares of Chiron's common stock directly from Chiron at fair market value, up to $500.0 million. No such purchases occurred in 2002, 2001 (including the Liquid Yield Option Notes issued in June) and 2000.

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

  The Investment Agreement

        Under the terms of the Investment Agreement, Novartis AG guaranteed certain Chiron obligations under revolving credit facilities through January 1, 2008. The principal amount of indebtedness under the guaranteed credit facilities may not exceed $402.5 million. In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million. In exchange for this increase, the amount of Chiron's common stock required to be purchased by a Novartis affiliate (at Chiron's request) would be reduced by an equal amount. Under the Investment Agreement, Novartis had guaranteed $100.0 million under a U.S. credit facility (see Note 12) and $172.6 million of Chiron's operating lease commitments (see Note 13) as of December 31, 2002.

        Also under the terms of the Investment Agreement, Chiron granted the right to receive cash payments from Novartis to individuals who on November 20, 1994 held options under Chiron's stock option plan. The right to receive the payment vests as the underlying options vest. Once vested, the right is exercisable at any time the option is outstanding. For options that vested after 1995, the optionee must surrender the underlying options to receive the payment. In 2002, 2001 and 2000, Novartis made no payments to eligible option holders in connection with the surrender for cancellation of such options.

  The Limited Liability Company Agreement

        In December 1995, Chiron and Novartis AG entered into a Limited Liability Company agreement (also known as the R&D Funding Agreement). Under the terms of this agreement, Novartis funded certain research and development projects, including certain adult and pediatric vaccines and Insulin-like Growth Factor-I. In December 1997, this agreement was amended to include research and development activities related to Factor VIII gene therapy and Herpes Simplex Virus-thymidine kinase. The R&D Funding Agreement provides that Novartis will purchase interests in a limited liability company as a means of providing this funding. In December 2000, this agreement was amended to provide that, through December 31, 2001, at Chiron's request, Novartis would fund up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. The amount of funding that Novartis was obligated to provide was subject to an aggregate limit of $265.0 million. Under this agreement, in 2001 and 2000, Chiron recognized collaborative agreement revenues of $9.1 million and $3.0 million, respectively. This agreement expired on December 31, 2001.

        In consideration of the funding provided by Novartis under the R&D Funding Agreement, Novartis may receive royalties on future worldwide sales from certain adult and pediatric vaccines, Insulin-like Growth Factor-I, Factor VIII and Herpes Simplex Virus-thymidine kinase, if any, which Chiron successfully develops. Novartis also has co-promotional rights, in countries other than in North America and Europe, for certain adult vaccines. Chiron will pay royalties on the designated products for a minimum of 10 years from the later of October 1, 2001 or the date of the first commercial sale of individual products covered by the amended R&D Funding Agreement. As of December 31, 2002 and 2001, Chiron recorded royalties to Novartis of $2.3 million and $0.7 million, respectively, which were recorded in "Cost of Sales—Related Parties" in the Consolidated Statements of Operations. Chiron has the right, but not the obligation, to buy-out Novartis' interests in the designated products for a price equal to the aggregate amount of research and development funding provided by Novartis, less any payments to or profits earned by Novartis in connection with the designated products, plus interest at the London interbank offered rate. Chiron allowed its buy-out right to lapse on January 1, 2002.

  The November 1995 Agreement

        Under the terms of a November 1995 agreement with Novartis AG, Novartis paid $26.0 million over a five-year period in exchange for a non-exclusive license to utilize Chiron's combinatorial chemistry techniques. In addition, Novartis and Chiron collaborated to utilize combinatorial chemistry technology to identify potential products in selected target areas. The agreement provided for research funding by Novartis and certain up-front milestone and royalty payments, as well as product commercialization rights for both parties. In connection with this agreement, Chiron recognized collaborative agreement revenues of $3.3 million in 2000. This agreement expired in the fourth quarter of 2000. In connection with the sale of its Australian subsidiary to Mimotopes Pty. Ltd. in February 2000 (see Note 16), Chiron and Mimotopes entered into an agreement, under which Mimotopes performed the research and development for the remaining term of this agreement with Novartis. Chiron paid Mimotopes $0.7 million for the research and development services, which it amortized over the period during which the services were performed.

  The November 1996 Agreement

        In November 1996, in connection with the U.S. Federal Trade Commission's review of the merger between Ciba-Geigy Limited and Sandoz Limited which created Novartis AG, Chiron and Novartis entered into a consent order pursuant to which Chiron granted a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents related to the Herpes Simplex Virus-thymidine kinase gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis paid Chiron $60.0 million over five years. In connection with the agreement, Chiron recognized collaborative agreement revenues of $10.0 million for each of the years 2001 and 2000. This agreement expired in the fourth quarter of 2001.

Employee Loans

        In September 1999, Chiron provided a loan of $0.4 million, which consists of two agreements in the principal amount of $0.2 million each, to a senior executive officer. The loan is secured by a second deed of trust on real estate. The first agreement bears a fixed interest rate of 5.98%, and principal will be forgiven in annual installments over a period of five years, with the outstanding principal balance to be forgiven in full on August 2, 2004, so long as the officer remains an employee of Chiron or a Chiron affiliate. The second agreement bears a fixed interest rate of 6.25%, with the outstanding principal balance due in full on August 2, 2009. As of December 31, 2001, the amount outstanding on the loan was $0.3 million. The senior executive officer terminated in 2002 and, as a result, paid the loan in full on September 4, 2002.

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

        In June 1998, Chiron provided a loan of $1.0 million to a senior executive officer. The loan, which is non-interest bearing, is secured by a primary deed of trust on real estate. Principal is payable in annual installments of $0.05 million over a period of ten years, with the outstanding principal balance due in full on June 22, 2008. As of December 31, 2002 and 2001, the amount outstanding on the loan was $0.8 million and $0.9 million, respectively. In addition, Chiron has extended the senior executive officer an annual bonus of $0.05 million over the life of the loan.

        In April 1996, Chiron provided a loan of $0.2 million to a senior executive officer. The loan bore interest at a fixed rate of 8.25% and was secured by a second deed of trust on real estate. The senior executive officer paid the loan and accrued interest in full on April 23, 2001.

        Chiron has also extended loans to various other employees primarily to acquire real estate. The loans generally are secured by a deed of trust on the real estate, with principal balances due over a period of one to ten years. The average interest rates were 2.80% in 2002 and 3.77% in 2001. As of December 31, 2002 and 2001, amounts outstanding under these employee loans were $1.7 million and $1.0 million, respectively.

Sale of the Amsterdam Manufacturing Facility

        In December 1999, Chiron sold its Amsterdam manufacturing facility and related machinery and equipment assets to SynCo B.V., a company owned by a director of Chiron, for $15.0 million in cash. The sale of the Amsterdam manufacturing facility resulted in a gain of $1.2 million, of which $0.3 million was deferred as a result of the leaseback described below. Chiron is amortizing the unearned revenue as a reduction to rent expense over the lease term.

        Chiron is leasing back office and warehouse space in the Amsterdam facility for some operational and administrative activities. The lease is a noncancelable operating lease, which expires in 2004 and may be extended for a period of two consecutive years (see Note 13). Annual rent and utilities was 1.4 million Euro ($1.3 million) for the year ended December 31, 2002.

        As of December 31, 2002, Chiron exercised its option to lease certain equipment under the same terms as the office and warehouse lease. For the year ended December 31, 2002, Chiron incurred expenses of approximately 0.03 million Euro ($0.03 million). Also, at the option of SynCo, Chiron may provide various administrative services to SynCo. As of December 31, 2002, no such administrative services were being provided. At the option of Chiron, SynCo may provide various manufacturing and quality control services to Chiron. In July 2001, Chiron and SynCo entered into another agreement, to include the manufacture of certain vaccine products through January 1, 2004 upon Chiron's request. For the years ended December 31, 2001 and 2000, Chiron incurred expenses of approximately $0.6 million and $0.3 million, respectively, which were included in "Cost of Sales—Related parties" in the Consolidated Statements of Operations, related to such manufacturing and quality control services.

Consulting Agreements with Directors

        In February 2000, Chiron entered into one-year consulting agreements with two directors. Under these agreements, Chiron paid the directors $0.05 million and $0.2 million, respectively. These agreements expired in February 2001. In February 2001, Chiron renewed one of the consulting agreements with one of the directors, under which he received $0.1 million for consulting services. This agreement expired in May 2002.

Other Arrangements with Executives and Directors

        Chiron made charitable contributions to a local university, for which a Chiron director served as a dean through July 2002. Those contributions amounted to approximately $0.7 million and $0.2 million in 2001 and 2000, respectively. In 2002, Chiron did not contribute to the university.

        Chiron occasionally engaged a construction company, owned by an executive's family member, to provide construction services in connection with the maintenance or remodeling of certain portions of Chiron's Emeryville facilities. Chiron paid that construction company approximately $0.1 million, $0.07 million and $0.7 million in 2002, 2001 and 2000, respectively. An unaffiliated party purchased the construction company in January 2001.

        Chiron has a supplemental benefits arrangement with a director, under which Chiron paid the director $0.01 million in each of 2002, 2001 and 2000.

Note 10—Joint Business Arrangement

        In 1989, Chiron entered into an agreement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company, to jointly develop, manufacture and market certain immunodiagnostic products. Under the terms of the agreement, Chiron receives 50% of the pretax operating profits of the joint business and is reimbursed for its continuing research, development and manufacturing costs. The joint business sells a line of immunodiagnostic tests to screen blood and perform serological clinical diagnostic tests for hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. The joint business also holds the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receives royalties from several companies, including Abbott Laboratories, Inc. and Bio-Rad Laboratories, Inc., for their sales of certain tests.

        Chiron records its share of profits from the Chiron-Ortho joint business on a one-month lag using estimates provided by Ortho-Clinical Diagnostics, Inc. Profit sharing distributions are payable to Chiron within 90 days after the end of each quarter. At December 31, 2002 and 2001, $23.3 million and $21.8 million, respectively, were due from Ortho-Clinical Diagnostics for profit sharing and reimbursement of costs. In 2002, 2001 and 2000, Chiron's 50% share of the profits from the joint business, which was recorded in "Equity in earnings of unconsolidated joint businesses," was $104.6 million, $84.5 million and $84.2 million, respectively. Revenues recognized under the cost reimbursement portion of the agreement in 2002, 2001 and 2000 were $22.7 million, $20.3 million and $20.7 million, respectively, for product sales and $9.8 million, $11.1 million and $10.1 million, respectively, for collaborative research.

Note 11—Fair Value of Financial Instruments

Marketable Securities

        Available-for-sale securities consisted of the following at December 31:

	2002				2001
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)				(In thousands)
U.S. Government	$231,055	$1,890	$(1,332)	$231,613	$37,115	$119	$(31)	$37,203
Corporate Debt	756,280	736	—	757,016	885,565	4,271	(1,584)	888,252
Other	51,948	—	—	51,948	55,909	—	—	55,909

	1,039,283	2,626	(1,332)	1,040,577	978,589	4,390	(1,615)	981,364
Equity	18,017	47,858	(7)	65,868	29,373	99,224	(1,447)	127,150

	$1,057,300	$50,484	$(1,339)	$1,106,445	$1,007,962	$103,614	$(3,062)	$1,108,514

        Related to equity securities, Chiron selectively enters into forward sales contracts, which are designated as fair value hedges under SFAS No. 133. At the inception of the hedge, the difference between the cost and the fair value of the equity security remains in comprehensive income. On January 1, 2001, Chiron recorded, in other comprehensive income, net unrealized losses on equity securities of $5.9 million, which were offset completely in other comprehensive income by changes in the fair value of the related forward sales contracts. Subsequent changes in the fair value of the forward sales contract and the underlying equity security are recognized in earnings. The above table includes net unrealized losses on equity securities of $31.5 million, which were offset completely in earnings by the changes in the fair value of the related forward sales contracts.

        Available-for-sale securities were classified in the Consolidated Balance Sheets as follows at December 31:

	2002	2001
	(In thousands)
Short-term investments in marketable debt securities	$626,130	$456,506
Noncurrent investments in marketable debt securities	414,447	524,858
Investments in marketable equity securities, included in"Investments in equity securities and affiliatedcompanies"	65,868	127,150

	$1,106,445	$1,108,514

        The cost and estimated fair value of available-for-sale debt securities by contractual maturity consisted of the following at December 31, 2002:

	Adjusted Cost	Fair Value
	(In thousands)
Due in one year or less	$624,380	$626,130
Due in one to five years	414,903	414,447

	$1,039,283	$1,040,577

        In 2000, Chiron sold trading securities and recognized a gain of $0.8 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations. Chiron had no trading securities at December 31, 2002 and 2001.

Other Financial Instruments

        The carrying amounts and fair values of financial instruments, other than those accounted for in accordance with SFAS No. 115, were as follows at December 31:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Nonmarketable equity investments (including cost method investments)	$21,299	$21,299	$19,834	$19,405
Notes receivable	9,657	11,644	14,809	16,755
Employee loans receivable	2,503	2,503	2,149	2,149
Deposits	1,869	1,582	2,215	1,818
Interest receivable on equity forward sales contracts	3,087	3,087	2,962	2,962
Advance from lessors	7,571	7,571	9,051	9,051
Non-current payable	2,639	2,639	3,896	3,896
Liquid Yield Option Notes	414,416	419,758	406,251	399,675
Other notes payable (see Note 12)	2,538	2,538	2,445	2,445
Derivative financial instruments:
Equity forward sales contracts (asset)	17,445	17,445	—	—
Forward foreign currency contracts (asset)	3,547	3,547	—	—
Foreign currency option contracts (asset)	21	21	756	756

	21,013	21,013	756	756
Equity forward sales contracts (liability)	—	—	8,034	8,034
Forward foreign currency contracts (liability)	—	—	2,269	2,269
Embedded derivative instruments (liability)	253	253	204	204

	253	253	10,507	10,507

        The fair value estimates provided above were based on information available at December 31, 2002 and 2001. Considerable judgment was required in interpreting market data to develop the estimates of fair value. As such, these estimated fair values are not necessarily indicative of the amounts that Chiron could realize in a current market exchange.

Note 11—Fair Value of Financial Instruments (Continued)

        The fair market value of certain nonmarketable equity investments was based on estimated market prices determined by an option pricing model. The carrying values of variable rate notes receivable, employee loans receivable and notes payable approximated fair value due to the market-based nature of these instruments. The fair values of the fixed rate notes receivable and the deposits were based on the discounted value of expected future cash flows using current rates for assets with similar maturities. The carrying values of the interest-bearing advance and non-current payable approximated fair value due to the market-based nature of these instruments. The fair value of Liquid Yield Option Notes was based on the market price at the close of business on the last day of the fiscal year. The fair values of the equity forward sales contracts (including the related interest receivable), the forward foreign currency contracts, and the foreign currency option contracts were based on estimated market prices, determined by a broker. Included in current assets and current liabilities were certain other financial instruments whose carrying values approximated fair value due to the short-term nature of such instruments.

Equity Forward Sales Contracts

        Beginning in 2001, Chiron designated its equity forward sales contracts as fair value hedges under SFAS No. 133. "Other income, net" in the Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 included net gains of $1.1 million and $2.4 million, respectively, for changes in the time value of these fair value hedges. Chiron considers all time value changes to be ineffective and, therefore, recognizes them immediately in earnings.

Forward Foreign Currency Contracts

        Forward foreign currency contracts are hedges, but are not accounted for as hedges under SFAS No. 133. Foreign currency transaction gains from continuing operations, net of the impact of hedging with forward foreign currency contracts, were $0.7 million, $1.9 million and $5.5 million in 2002, 2001 and 2000, respectively. In 2000, Chiron hedged a portion of its exposure to the British pound related to Menjugate™ sales. Chiron settled this hedging contract upon substantial conclusion of Menjugate™ sales in the United Kingdom in the second quarter 2000. The settlement resulted in a gain of approximately $5.4 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

Foreign Currency Option Contracts

        Beginning in 2001, Chiron designated its foreign currency option contracts as cash flow hedges under SFAS No. 133. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized. No derivative gains or losses were reclassified into earnings in 2002. Approximately $0.02 million of net derivative gains were reclassified into earnings in 2001. Chiron settled all cash flow hedges as of December 31, 2002 and 2001. "Other income, net" in the Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 included a net gain of $1.6 million and a net loss of $1.3 million, respectively, for changes in the time value of these cash flow hedges.

Embedded Derivative Instruments

        The contingent additional principal and contingent cash interest features of the Liquid Yield Option Notes are considered embedded derivatives under SFAS No. 133. The value of the embedded derivatives is reassessed at each balance sheet date, and any change from the prior balance sheet date is reflected currently in earnings. The change in the value of the embedded derivatives was not material for the years ended December 31, 2002 and 2001, and was not applicable to 2000.

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

Note 12—Debt Obligations

        Long-term debt consisted of the following at December 31:

	2002	2001
	(In thousands)
Liquid Yield Option Notes, net of unamortized discount of $315,584 in 2002 and $323,749 in 2001	$414,416	$406,251
Other notes payable	2,538	2,445

	$416,954	$408,696

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

        Bond issuance costs amounted to approximately $10.0 million and are being amortized to interest expense on a straight-line basis, which approximated the effective interest method, over three years, which represents the period from the issue date to the earliest put date. Bond issuance costs are recorded in "Other intangible assets, net" in the Consolidated Balance Sheets.

Other Notes Payable

        Chiron had various other notes payable with average interest rates of 4.5% and 6.0% at December 31, 2002 and 2001, respectively. Maturities range from 2004 to 2015. Future maturities of other notes payable are as follows: 2004—$0.3 million; 2005—$0.1 million; 2006—$0.1 million; 2007—$0.1 million; and $1.9 million thereafter. Approximately $2.5 million of the other notes payable were collateralized by land and buildings with a net book value of $3.9 million at December 31, 2002.

Short-Term Borrowings

        Under a revolving, committed, uncollateralized credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement (see Note 9), provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at December 31, 2002 and 2001. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million.

        Chiron also has various credit facilities available outside the U.S. Borrowings under these facilities totaled $0.1 million and $0.5 million at December 31, 2002 and 2001, respectively. One facility is maintained for general corporate use including Chiron's European subsidiaries and our 51%-owned Indian subsidiary, and allows for total borrowings of $50.0 million. The Indian subsidiary is limited to total borrowings of 200 million Indian Rupee ($4.2 million at December 31, 2002) under this facility. At December 31, 2002 and 2001, $0.1 million and $0.5 million, respectively, were outstanding under this facility. Outstanding borrowings under the Indian credit facility were collateralized by machinery and equipment with a net book value of $4.9 million and trade receivables and inventory with a total net book value of $4.5 million at December 31, 2002. The Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 10.9 million Euro ($11.4 million at December 31, 2002). There were no outstanding borrowings under this facility at December 31, 2002 and 2001.

Note 13—Commitments and Contingencies

Capital Commitments

        In April 2001, Chiron, Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Chiron's commitment is approximately 26.4 million Euro ($27.6 million at December 31, 2002), for the expansion of Chiron's Italian manufacturing facilities, of which Chiron had incurred costs of 0.5 million Euro ($0.5 million) as of December 31, 2002. This agreement began in the fourth quarter 2001 and is expected to continue through 2008.

        In February 2001, Chiron's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a research and development facility (including a supporting central utility facility) and a parking structure in Emeryville, California. Chiron has committed to $36.4 million in design and construction services, under which Chiron has incurred costs of $25.9 million, as of December 31, 2002. Chiron may cancel these commitments at any time. Related to the research and development facility, Chiron is evaluating various financing alternatives to fund this expansion. Construction was completed on the parking structure in December 2002.

        Chiron had various other firm purchase and capital project commitments totaling approximately $8.9 million at December 31, 2002.

Leases

        Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2015. Rent expense, net of sublease income, from continuing operations was $28.0 million, $28.3 million and $28.7 million in 2002, 2001 and 2000, respectively. Future minimum lease payments under these leases, net of future minimum payments to be received under subleases, are as follows (in millions):

2003	$27.9
2004	$25.1
2005	$19.5
2006	$16.2
2007	$13.8
Thereafter	$66.2

        Total future minimum rentals to be received under noncancelable subleases approximated $0.7 million as of December 31, 2002.

        In June 1996, Chiron entered into a seven-year agreement with a group of financial institutions (referred to as the "lessors" in this section) to lease a research and development facility. Construction was completed on this facility in 1999. The total cost of the facility covered by this lease was $172.6 million. Chiron accounts for this lease as an operating lease and, as a result, records neither an asset nor a liability on its balance sheet. The future minimum lease payments stated above include remaining lease payments of $1.4 million for the first six months of 2003. The annual lease payments represent variable-rate interest payments (indexed to the London interbank offered rate) on the $172.6 million lease financing. Since the lease payments are clearly and closely related to the host contract (the lease agreement, in this case), this lease transaction is not subject to SFAS No. 133. For tax purposes, the lease is considered a capital lease—the annual lease payments are characterized as interest expense with the tax depreciation on the facility reducing taxable income and, therefore, the current tax liability.

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

        As of December 31, 2002, Novartis AG had guaranteed (under provisions of the Investment Agreement) payments on this lease commitment, including payment of the residual value guarantee, to a maximum of $172.6 million.

        Credit rating agencies treat this operating lease as debt.

        As discussed in Note 1, the Financial Accounting Standards Board has issued Interpretation No. 46 (referred to as FIN No. 46), "Consolidation of Variable Interest Entities" which addresses the accounting for certain off-balance sheet lease financing. The recognition provisions of FIN No. 46 will be effective for Chiron for the interim period ended September 30, 2003. As Chiron finalizes the options discussed above by July 1, 2003, Chiron will continue to monitor the impact of FIN No. 46 on its Consolidated Financial Statements.

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

Other Commitments and Contingencies

        Effective October 2002, Chiron and Medical Associates Network, Inc., Medimop Medical Projects, Ltd. and Medimop Medical Projects North, Ltd. (referred to as Med Parties in this section) executed a five-year supply agreement. Under this agreement, the Med Parties agreed to provide Chiron with a presentation device for certain pharmaceutical products. Chiron has agreed to fund the

Med Parties up to $1.5 million through 2003 to acquire the tools and equipment to manufacture the presentation device. Under this agreement, Chiron has minimum purchase requirements. Chiron's minimum purchase obligation for the next five years is approximately $35.0 million. Chiron can terminate the agreement at any time beginning January 1, 2005 subject to twelve-months notification. If Chiron does not terminate the agreement by December 31, 2007, the agreement will be automatically renewed for an additional twelve months.

        Effective June 2002, Chiron and VWR International, Inc. executed a seven-year managed services agreement. Under this agreement, VWR agreed to provide Chiron purchasing and delivery services. Chiron can terminate this agreement at any time with six-months notice and a minimum payment obligation of $0.4 million. If Chiron does not terminate this agreement, payments to VWR are expected to be approximately $6.2 million, of which approximately $0.5 million has been paid as of December 31, 2002. At the end of the initial term, Chiron has the option to renew the agreement for an additional three years.

        In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron will pay $15.0 million over ten years, of which $7.2 million was paid through December 31, 2002, for a 6.35% ownership percentage. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $17.1 million was paid through December 31, 2002, for a 23.26% ownership percentage. In October 2002, Chiron became a limited partner of TPG Biotechnology Partners, L.P. Chiron will pay $5.0 million over 10 years, of which $1.3 million was paid through December 31, 2002, for an 8.10% ownership percentage.

        Effective July 1, 1998, Chiron and IBM Corporation executed a ten-year information technology services agreement. Under this agreement, IBM agreed to provide Chiron with a full range of information services. Chiron can terminate this agreement at any time beginning July 1, 1999 subject to certain termination charges. If Chiron does not terminate this agreement, payments to IBM are expected to be approximately $78.4 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM, as well as inflation.

        At December 31, 2002, Chiron had $5.3 million available under a letter of credit, which is required by German law, related to ongoing legal proceedings in Germany. Chiron also had various performance bonds and insurance-related letters of credit in the amount of $12.4 million available at December 31, 2002. There are no amounts outstanding under these letters of credit at December 31, 2002.

        Chiron is self-insured up to specific levels for certain liabilities. Our self-insurance liability at December 31, 2002, for general liability coverage does not reflect incurred but not reported claims or claims for unknown occurrence, as the amount of this accrual cannot be reasonably estimated at December 31, 2002.

Note 14—Stockholders' Equity

Stock Compensation Plans

        At December 31, 2002, Chiron has two stock-based compensation plans—a fixed stock option plan and an employee stock purchase plan, which are described below.

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

        In 2000, Chiron adopted the Executive Long-Term Incentive Plan, relating to stock options granted to certain executives under Chiron's stock option plan. These stock options are granted at not less than the fair market value of common stock on the date of grant and generally vest upon the earlier of 7 years of service or the achievement of specified performance objectives as established by the Compensation Committee of the Board of Directors. As a result, Chiron does not record compensation expense related to these stock options. Currently, the performance objectives are based on total stockholder return over a three-year period as measured against certain published benchmark indices that represent Chiron's peer group. If total stockholder return falls between 105% to 125% of the benchmark indices over that 3-year period, the stock options will vest from 10% to 100%. The Compensation Committee awarded 955,000, 858,000 and 790,000 stock options (which are included in the below tables) in 2002, 2001 and 2000, respectively, related to the Executive Long-Term Incentive Plan. At December 31, 2002, 171,600 stock options, which vested on January 2, 2002 related to 2001 total stockholder return, were exercisable. No awards were exercisable at December 31, 2001 and 2000. On January 2, 2003 an additional 208,600 stock options vested related to 2002 total stockholder return.

        In 1996, the stockholders approved an amendment to Chiron's stock option plan, allowing certain executives to receive performance units. Performance units are stock awards issued upon the attainment of certain pre-established performance goals as established by the Compensation Committee of the Board of Directors. Currently, the performance units are based on total stockholder return over a three-year period as measured against certain published benchmark indices that represent Chiron's peer group. In order to qualify for a stock award, Chiron's stockholder return must be within 15% of the three-year rolling weighted-average of the benchmark indices. In accordance with Accounting Principles Board Opinion No. 25, compensation expense related to these awards is based on the extent to which the performance criteria are met. No such expense was recognized in 2002, 2001 or 2000. There were no performance units awarded in 2002, 2001 or 2000. No awards were exercisable at December 31, 2002, 2001 and 2000.

        In 1996, the stockholders also approved an amendment to Chiron's stock option plan, permitting the award of share rights to certain key individuals and non-employee directors, allowing them the right to receive shares of Chiron's common stock, subject to certain vesting terms. In 2002, the Compensation Committee awarded certain key individuals an aggregate of 164,883 share rights that vest over four years. There were no share rights awarded to non-employee directors in 2002. In 2001, the Compensation Committee awarded certain key individuals an aggregate of 113,631 share rights that vest over four years. There were no share rights awarded to non-employee directors in 2001. In 2000, the Compensation Committee awarded non-employee directors an aggregate of 6,642 share rights that vest over five years, and also awarded certain key individuals an aggregate of 264,325 share rights that vest over four years. The intrinsic value of the share rights is recognized ratably over the related vesting periods. In 2002, 2001 and 2000, Chiron recognized $5.2 million, $9.5 million and $6.4 million of compensation expense, respectively.

        At December 31, 2002, 11.2 million shares were available for grant. In January 2002, the stockholders approved an amendment to Chiron's stock option plan, increasing the maximum number of shares that may be issued by 13.0 million shares to 73.3 million shares.

        A summary of stock option and share right activity is as follows:

	2002	2001	2000
Outstanding options and share rights at January 1,	22,099,984	20,050,210	18,132,366
Granted	7,092,665	7,018,086	7,116,724
Forfeited	(1,853,120)	(1,775,336)	(1,321,421)
Exercised	(1,353,622)	(3,192,976)	(3,877,459)

Outstanding options and share rights at December 31,	25,985,907	22,099,984	20,050,210

Options exercisable at December 31,	12,548,651	9,698,458	9,135,550

Weighted average exercise price of:
Outstanding options at December 31,	$36.84	$35.37	$29.42
Options granted	$39.02	$45.54	$46.47
Options forfeited	$42.20	$37.36	$27.32
Options exercised	$17.11	$19.30	$17.14
Weighted-average grant-date fair value of options granted during the year calculated pursuant to SFAS No. 123	$22.78	$26.84	$28.08
Weighted-average grant-date fair value of share rights granted during the year calculated pursuant to SFAS No. 123	$39.76	$46.66	$47.49

        The weighted-average grant-date fair value of each option and share right grant was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: expected volatility of 62% for 2002 and 61% for 2001 and 2000; risk-free interest rates of 2.8%, 4.4% and 5.0% for 2002, 2001 and 2000, respectively; and an average expected life of 5 years for 2002, 2001 and 2000. No dividends were factored into the calculation in 2002, 2001 or 2000.

        The following table summarizes information concerning options and share rights at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Less than $23	6,117,278	4.30	$17.52	5,483,673	$18.69
$23 to $43	9,322,233	8.30	37.12	2,634,136	31.23
$43 to $47	7,122,302	8.44	45.49	2,353,564	45.74
$47 to $57	3,424,094	7.64	52.62	2,077,278	52.62

	25,985,907	7.31	$36.84	12,548,651	$32.01

Employee Stock Purchase Plan

        Chiron has a stock purchase plan for U.S. employees in which eligible employees may participate through payroll deductions. At the end of each quarter, funds deducted from participating employees' salaries are used to purchase common stock at 85% of the lower of market value at the quarterly purchase date or the employees' eligibility date for participation. Purchases of shares made under the plan were 0.3 million in each of the years 2002, 2001 and 2000. In 1997, the stockholders approved a new employee stock purchase plan, which effectively replaced the existing plan, which was to expire in March 1998. The terms and provisions of the new plan are substantially similar to those of Chiron's previous plan. Under the new plan, 7.4 million shares have been reserved for issuance, of which 0.6 million shares represent the remaining shares reserved for issuance under Chiron's previous plan.

        Under SFAS No. 123, pro forma compensation cost is reported for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model and the following assumptions: expected volatility of 35%, 38% and 71% for 2002, 2001 and 2000, respectively; risk-free interest rates of 1.3%, 2.2% and 5.3% for 2002, 2001 and 2000, respectively; and an average expected life of one year for 2002, 2001 and 2000. No dividends were factored into the calculation in 2002, 2001 and 2000. The weighted-average fair value of the purchase rights granted was $10.39, $13.36 and $18.60 per share in 2002, 2001 and 2000, respectively.

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

Put Options

        In January 2001, Chiron initiated a put option program. Under this program, Chiron enters into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to Chiron a specified number of shares at a specified price per share on a specified date. In connection with the sales, Chiron collects premiums, which are recorded in "Additional paid-in capital" in the Consolidated Balance Sheets. For the years ended December 31, 2002 and 2001, Chiron recorded premiums of $4.3 million and $9.3 million, respectively, and, for contracts which expired, purchased 0.3 million and 0.4 million shares, respectively, in connection with the put option program.

        As of December 31, 2002, Chiron had an outstanding put option contract with a third party entitling the holder to sell to Chiron 0.5 million shares. The option expired on January 29, 2003 and had an exercise price of $38.11 per share. The put option contracts are classified as equity in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", however, under the terms of the contract, because the net share settlement in unregistered shares is not available, the cash redemption value, totaling $19.1 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Consolidated Balance Sheets at December 31, 2002. On

January 29, 2003, Chiron's closing stock price was $37.94. Although the closing stock price was below the stipulated $38.11, the third party elected not to exercise the options. As a result, the temporary equity of $19.1 million was reclassified to permanent equity in the first quarter 2003.

        As of December 31, 2001, Chiron had an outstanding put option contract with a third party entitling the holder to sell to Chiron 0.3 million shares. The option expired on March 28, 2002 and had an exercise price of $45.88 per share. The put option contracts are classified as equity in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", however, under the terms of the contract, because the net share settlement in unregistered shares is not available, the cash redemption value, totaling $13.8 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Consolidated Balance Sheets at December 31, 2001. On March 28, 2002, Chiron's closing stock price was $45.89. Since the closing stock price was above the stipulated $45.88, the third party elected not to exercise the options. As a result, the temporary equity of $13.8 million was reclassified to permanent equity in the first quarter 2002.

Stock Repurchase Program

        Chiron's Board of Directors authorized the repurchase of Chiron common stock on the open market to offset the dilution associated with the operation of the stock option and employee stock purchase plans and the granting of share rights. In 2001, the Board of Directors approved a total 10.0 million share increase. On December 6, 2002, the Board of Directors approved an additional 5.0 million share increase and authorized such repurchases through December 31, 2003. As of December 31, 2002, Chiron is authorized to repurchase up to an additional 5.0 million shares of its common stock.

Note 15—Other Employee Benefit Plans

Retirement Savings Plans

        Chiron sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 25% of their eligible compensation up to the annual Internal Revenue Service contribution limit. Chiron also sponsors various defined-contribution savings plans covering its full-time non-U.S. employees. In addition, Chiron sponsors a Supplemental Executive Retirement Program, which allows U.S. executives to defer up to 25% of their eligible compensation. Executives may also defer an additional 75% for their bonuses. Chiron matched employee contributions according to specified formulas and contributed $6.9 million, $5.8 million and $4.4 million in 2002, 2001 and 2000, respectively, related to these plans.

Pension Plan

        Chiron has a non-contributory retirement program covering substantially all employees of its wholly-owned German subsidiary. The benefits for this program are based primarily on years of service and employee compensation. The program is a defined-benefit pension plan and is not externally funded.

        The components of net periodic pension costs were as follows for the years ended December 31:

	2002	2001	2000
	(in thousands)
Service cost	$383	$339	$423
Interest cost	595	476	462
Recognized actuarial loss	83	50	50

	$1,061	$865	$935

        The change in the projected benefit obligation, reconciliation of funded status and weighted average assumptions were as follows for the years ended December 31:

	2002	2001	2000
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,163	$8,912	$8,583
Service cost	383	339	423
Interest cost	595	476	462
Benefits paid	(271)	(239)	(184)
Actuarial loss	559	161	162
Other	36	55	9
Foreign currency translation	1,845	(541)	(543)

Projected benefit obligation at end of year	$12,310	$9,163	$8,912

Reconciliation of funded status:
Funded status	$(12,310)	$(9,163)	$(8,912)
Unrecognized actuarial loss	2,478	1,644	1,607
Unrecognized prior service cost	(1,781)	(1,465)	(1,131)

Net amount recognized	$(11,613)	$(8,984)	$(8,436)

Weighted average assumptions:
Discount rate	6.00%	6.00%	5.75%
Rate of compensation increase	3.00%	3.00%	2.75%

        The amounts recognized in the Consolidated Balance Sheets were as follows at December 31:

	2002	2001	2000
	(in thousands)
Accrued pension cost	$9,832	$7,519	$7,305
Accumulated other comprehensive income	1,781	1,465	1,131

	$11,613	$8,984	$8,436

Postemployment Benefits Other Than to Retirees

        In February 2001, the Board of Directors approved a change in control severance plan for its executive officers. The plan provides for three levels of coverage: Tier 1 is applicable to the Chief Executive Officer and provides a change in control severance benefit of three times base salary and bonus plus various insurance coverage; Tier 2 applies to other Executive Committee members and provides a change in control severance benefit of two times base salary and bonus plus various insurance coverage; and Tier 3 applies to all other executives and provides a change in control severance benefit equal to one time base salary and bonus plus various insurance coverage.

        Effective October 1, 1997 (restated October 15, 1998), Chiron adopted the Chiron Corporation Severance Plan, which provides certain post employment salary and employee benefits to employees who are involuntarily terminated as a result of a workforce reduction or job elimination.

        Benefits payable under these plans are accrued when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated in accordance with SFAS No. 112, "Employers' Accounting for Post Employment Benefits".

Note 16—Non-Operating Income and Expense

Gain (Loss) on Sale of Assets

        In January 2001, Chiron sold various assets, with a carrying value of approximately $1.8 million, of its San Diego facility for $4.9 million in cash. Chiron incurred transaction costs of approximately $0.7 million. The San Diego facility was part of Chiron's biopharmaceuticals segment. The sale of the assets resulted in a net gain of $2.4 million, which was included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations. In 2000, Chiron recognized operating expenses related to the San Diego facility of $9.3 million.

        In February 2000, Chiron sold substantially all assets of its Australian subsidiary to Mimotopes, a wholly-owned subsidiary of MitoKor, for $1.0 million in cash, $1.6 million in non-interest bearing promissory notes (which were paid in full in August 2001) and 500,000 shares of MitoKor Series E convertible preferred stock, to which Chiron assigned no fair value due to the early-stage nature of MitoKor. In connection with the sale, Chiron wrote off $1.3 million in leasehold improvements, which became the property of the landlord upon termination of the Australian subsidiary's building lease, and incurred selling costs of $0.4 million. Both amounts were included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations. The Australian subsidiary was part of Chiron's biopharmaceuticals segment. The sale of the Australian assets, net of liabilities assumed, resulted in a net loss of $0.2 million, which was included in "Gain (loss) on sale of assets" in the Consolidated Statements of Operations. In 2000, Chiron recognized operating expenses related to the Australian subsidiary of $0.6 million.

Interest Expense

        "Interest expense" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

	2002	2001	2000
	(In thousands)
Interest expense and related costs on the Liquid Yield Option Notes	$(11,509)	$(6,215)	$—
Interest expense and related costs on convertible debentures	—	—	(12,325)
Interest expense on the note payable to Novartis	—	—	(48)
Other interest expense	(1,312)	(1,292)	(414)

	$(12,821)	$(7,507)	$(12,787)

Other Income, Net

        "Other income, net" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

	2002	2001	2000
	(In thousands)
Interest income	$36,203	$51,617	$84,467
Write-down of debt and equity securities (see Notes 1 and 8)	(7,525)	(5,543)	(5,000)
Net gain (loss) on sale of marketable debt securities	339	836	(3,720)
Net gain on sale of equity securities	14,323	8,706	3,181
Gain on sale of interests in affiliated companies (see below)	5,433	2,500	2,927
Gain on repayment of debt security (see below)	1,500	—	—
Net realized gain on foreign exchange transactions (see below)	702	1,881	5,467
Equity in loss of equity method investments (see below)	(2,447)	(1,269)	—
Other income (expense)	(2,166)	2,186	762

	$46,362	$60,914	$88,084

        In December 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. to Henry Schein, Inc. and received payment in full of certain advances made by Chiron to General Injectibles & Vaccines. The agreement also provided for Chiron to receive additional payments, calculated as a pre-determined percentage of the gross profit of products contributed by General Injectibles & Vaccines to Henry Schein, through 2003. Chiron received $5.4 million, $2.5 million and $2.9 million in 2002, 2001 and 2000, respectively, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

        As discussed in Note 11, Chiron hedged a portion of its exposure to the British pound in 2000 related to Menjugate™ sales. Chiron settled this hedging contract upon substantial conclusion of Menjugate™ sales in the United Kingdom in the second quarter of 2000. The settlement resulted in a gain of approximately $5.4 million, which was recorded in "Other income, net" in the Consolidated Statements of Operations.

        In the second quarter 2001, Chiron recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid Chiron $5.1 million—the full principal plus interest. Chiron recorded $1.5 million in "Other income, net" in the Consolidated Statements of Operations for the year ended December 31, 2002.

        As discussed in Note 1, Chiron is a limited partner of TPG Biotechnology Partners, L.P., Forward Venture IV, L.P. and Burrill Biotechnology Capital Fund, L.P. Chiron accounts for these investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46 "Accounting for Limited Partnership Investments."

Note 17—Segment Information

        Chiron is organized based on the products and services that it offers. Under this organizational structure, there are three reportable segments: (i) biopharmaceuticals, (ii) vaccines and (iii) blood testing. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious diseases, using the development and acquisition of technologies related to therapeutic proteins and small molecules. The vaccines segment consists principally of adult and pediatric vaccines for viral and bacterial infections. Chiron sells these vaccines primarily in Germany, Italy, the United Kingdom, and other international markets. The vaccines segment is also involved in the development of novel vaccines and vaccination technology. The blood testing segment consists of an alliance with Gen-Probe Incorporated and Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron's alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood and plasma products for viral infection. Chiron's joint business with Ortho-Clinical Diagnostics sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection.

        Chiron's research and development unit earns revenues and incurs expenses that specifically benefit each of the reportable segments. As a result, such revenues and expenses have been included in the results of operations of the respective reportable segment.

        Chiron views certain other revenues and expenses, particularly Novartis AG research and development funding which terminated in 2001, certain royalty and license fee revenues primarily related to HIV and hepatitis C virus related patents, and unallocated corporate expenses, as not belonging to any one reportable segment. As a result, Chiron has aggregated these items into an "Other" segment, as permitted by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

        Amortization expense of $23.7 million for the year ended December 31, 2002, related to intangible assets acquired in the PathoGenesis acquisition has been allocated to the biopharmaceuticals segment. Prior to the first quarter 2002, amortization expense relating to these intangibles was allocated to the "Other" segment. Segment information for the years ended December 31, 2001 and 2000 has been reclassified to conform with the current period presentation.

        For the year ended December 31, 2001, research and development expenses of $1.6 million, previously allocated to the biopharmaceuticals segment, have been allocated to the vaccines segment to conform with the current period presentation. For the year ended December 31, 2000, research and development expenses of $5.2 million, previously allocated to the vaccines segment, have been allocated to the biopharmaceuticals segment to conform with the current period presentation.

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

        The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes:

	2002	2001	2000
	(In thousands)
Revenues
Biopharmaceuticals	$501,513	$442,385	$324,670
Vaccines	388,263	403,283	395,221
Blood testing, including $104,576, $84,528 and $84,248 of equity in earnings of unconsolidated joint businesses in 2002, 2001 and 2000, respectively	315,820	184,947	139,261
Other	70,684	110,052	112,967

Total revenues	$1,276,280	$1,140,667	$972,119

Income from continuing operations
Biopharmaceuticals	$18,077	$(50,489)	$(43,378)
Vaccines	71,379	116,193	130,930
Blood testing	178,006	88,918	72,758
Other	10,697	45,553	40,060

Segment income from operations	278,159	200,175	200,370
Operating income (expense) reconciling items:
Write-off of purchased in-process technologies	(45,181)	—	(171,600)
Restructuring and reorganization charge reversals (charges)	—	(64)	447

Income from operations	232,978	200,111	29,217
Gain (loss) on sale of assets	—	2,426	(224)
Interest expense	(12,821)	(7,507)	(12,787)
Other income, net	46,362	60,914	88,084
Minority interest	(1,664)	(1,194)	(809)

Income from continuing operations before income taxes	$264,855	$254,750	$103,481

Segment Assets, Depreciation and Amortization Expenses and Capital Expenditures

        Chiron does not evaluate the performance of and allocate resources to its reportable segments based on the financial position of each reportable segment. Rather, Chiron evaluates the performance of and allocates resources to its reportable segments based on (i) income from continuing operations, including depreciation and amortization expenses, and (ii) capital expenditures.

        Depreciation and amortization expenses for property, plant, equipment and leasehold improvements and intangible assets, are included with other operating expenses. Depreciation and amortization expenses not specifically related to a reportable segment are allocated to each segment based upon each segment's percentage of total operating expenses. Depreciation and amortization expenses for each reportable segment were as follows:

	2002	2001	2000
	(In thousands)
Depreciation and amortization expenses
Biopharmaceuticals	$58,337	$73,775	$40,504
Vaccines	54,760	30,788	30,612
Blood testing	4,742	4,371	3,519
Other	6,419	6,112	6,791

Total depreciation and amortization expenses	$124,258	$115,046	$81,426

        Capital expenditures are specifically identified by each reportable segment. Capital expenditures for each reportable segment were as follows:

	2002	2001	2000
	(In thousands)
Capital expenditures
Biopharmaceuticals	$38,674	$25,341	$21,496
Vaccines	28,140	19,707	20,556
Blood testing	4,120	5,347	3,768
Other	34,805	14,483	8,533

Total capital expenditures	$105,739	$64,878	$54,353

Geographic Area Information

        Revenues from product sales by geographic area are based on the customers' shipping locations rather than the customers' country of domicile. Collaborative agreement, license fee, equity in earnings of unconsolidated joint businesses and other revenues by geographic area are based on the country of domicile of the counterparty to the agreement. Royalty revenues by geographic area are based on the location to which the product earning the royalties is shipped.

	2002	2001	2000
	(In thousands)
Revenues
Domestic	$624,597	$531,761	$440,674
Belgium	30,673	30,959	30,866
Canada	19,995	68,177	7,767
France	48,777	15,936	8,317
Germany	152,485	160,745	162,969
Italy	46,118	47,043	40,543
Japan	31,167	24,364	6,928
Switzerland	1,935	19,099	15,976
United Kingdom	46,386	32,659	107,799
Other	274,147	209,924	150,280

Total revenues	$1,276,280	$1,140,667	$972,119

	2002	2001	2000
	(In thousands)
Long-lived assets
Domestic	$246,431	$221,106	$225,256
Germany	30,217	25,475	22,821
Italy	83,435	58,563	57,735
Other	13,475	8,244	7,391

Total long-lived assets	$373,558	$313,388	$313,203

Major Customers

        One significant customer accounted for 13.1% and 12.2% of total revenues in 2002 and 2001, respectively. Three significant customers accounted for 12.3%, 10.4% and 10.3% of total revenues in 2000. Revenues from Chiron's biopharmaceuticals segment consisted of 33.3%, 31.4% and 36.7% of revenues from major customers in 2002, 2001 and 2000, respectively. Chiron's blood testing segment had no major customers in 2002, 2001 and 2000. Revenues from Chiron's vaccines segment consisted of 51.1% of revenues from major customers in 2000 and none from major customers in 2002 or 2001. Chiron's other segment had no major customers in 2002, 2001 or 2000.

Note 18—Income Taxes

        For financial reporting purposes, "Income from continuing operations before income taxes" included the following components for the years ended December 31:

	2002	2001	2000
	(In thousands)
Domestic income	$161,145	$110,124	$(79,260)
Foreign income	103,710	144,626	182,741

	$264,855	$254,750	$103,481

Components of Provision for Income Taxes from Continuing Operations

        Significant components of the provision for income tax expense from continuing operations were as follows for the years ended December 31:

	2002	2001	2000
	(In thousands)
Current Tax Expense:
Domestic	$44,785	$50,397	$58,403
Foreign	44,480	43,309	55,478

	89,265	93,706	113,881

Deferred Tax Expense:
Domestic	(8,045)	(10,330)	(27,719)
Foreign	2,490	(3,384)	1,217

	(5,555)	(13,714)	(26,502)

Provision for income taxes from continuing operations	$83,710	$79,992	$87,379

        In 2002, 2001 and 2000, Chiron realized stock option tax benefits, recorded as an increase to additional paid-in capital, of approximately $8.7 million, $25.9 million and $37.9 million, respectively.

        Chiron is presently under examination in several domestic and international tax jurisdictions. While there is no assurance that Chiron will prevail in all tax examinations in the event the taxing authorities disagree with Chiron's interpretation of the tax law, Chiron's management does not believe, based upon information known to it, that the final resolution of any of these audits will have a material adverse effect upon Chiron's consolidated financial position and results of operations and cash flows. Adequate provisions have been made for these tax examinations.

Rate Reconciliation

        A reconciliation of the expected statutory tax rate (computed at the U.S. statutory income tax rate of 35.0%) to the actual tax rate on income from continuing operations for the years ended December 31 is as follows:

	2002	2001	2000
Expected statutory tax rate	35.0%	35.0%	35.0%
Increases (reductions) in tax resulting from the following:
State taxes, net of federal benefit	0.4%	3.5%	2.9%
Net impact of foreign tax rates and foreign tax credits	(2.0)%	(5.8)%	3.7%
Write-off of purchased in-process technologies (see below)	6.0%	—	58.0%
Amortization of goodwill (see below)	—	1.9%	1.2%
Tax benefit attributed to Extraterritorial Income Exclusion (Foreign Sales Corporation in 2001 and 2000)	(0.8)%	(2.2)%	(1.9)%
Utilization of current year research & development tax credits	(1.8)%	(4.5)%	(13.8)%
Redetermination of prior years research & development tax credits	(5.3)%	—	—
Other	0.1%	3.5%	(0.7)%

Actual tax rate on income from continuing operations	31.6%	31.4%	84.4%

        The write-off of purchased in-process technologies in 2002 was a permanent difference associated with the acquisition of Matrix Pharmaceutical, Inc. The write-off of purchased in-process technologies in 2000 and the amortization of goodwill in 2000 and 2001 were permanent differences associated with the acquisition of PathoGenesis Corporation.

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

        Significant components of Chiron's deferred income tax assets and liabilities from continuing operations were as follows at December 31:

	2002	2001
	(In thousands)
Deferred income tax assets:
Capitalized research and development costs	$1,193	$3,437
Deferred revenue	31,003	15,363
Reserves and expense accruals	73,329	65,342
Net operating loss carryovers	26,739	7,453
Business tax credit carryovers	16,806	32,807
Net Foreign tax benefits associated with undistributed earnings of foreign subsidiaries not permanently reinvested	—	4,768
Other deferred income tax assets	1,048	2,535

	150,118	131,705
Less valuation allowance	(14,101)	(858)

	136,017	130,847

Deferred income tax liabilities:
Basis differences—purchase accounting and intangibles	89,785	88,716
Patent costs expensed for tax purposes	10,723	10,024
Depreciation and amortization	3,166	12,094
Tax effect of unrealized other comprehensive income	28,442	35,567
Tax effect of contingent payment debt instrument	11,063	3,688
Other deferred income tax liabilities	131	5,985

	143,310	156,074

Net deferred income tax liability	$(7,293)	$(25,227)

        The above net deferred income tax liability has been reflected in the accompanying Consolidated Balance Sheets as follows:

	2002	2001
	(In thousands)
Current asset	$38,450	$33,717
Noncurrent liability	(45,743)	(58,944)

Net deferred income tax liability	$(7,293)	$(25,227)

        Chiron has permanently invested approximately $72.0 million of earnings of certain foreign subsidiaries outside the U.S. Should such earnings be remitted to the U.S., additional U.S. taxes of approximately $20.0 million would accrue.

        The net increase in the valuation allowance for the year ended December 31, 2002 was $13.2 million, primarily attributable to acquired net operating losses of Matrix Pharmaceutical, Inc. and foreign net operating losses in jurisdictions where Chiron has no history of taxable income. The net decrease in the valuation allowance for the years ended December 31, 2001 and 2000 was $8.3 million and $3.5 million, respectively.

Tax Operating Loss and Credit Carryforwards

        At December 31, 2002, Chiron had foreign net operating loss carryforwards of approximately $13.2 million, of which approximately $3.6 million begins expiring over the period 2008 to 2018 and the remaining $9.6 million is available to offset future taxable income without limitation.

        At December 31, 2002, Chiron had federal net operating loss carryforwards, attributable to the acquisition of Matrix Pharmaceutical, Inc., of approximately $56.7 million, which are available to offset future domestic taxable income ratably through 2022.

        At December 31, 2002, Chiron had $34.0 million of state net operating loss carryforwards, which expire between 2003 and 2022 and state net operating loss carryforwards, attributable to the acquisition of Matrix Pharmaceutical, Inc., of approximately $28.4 million, which are available to offset future state taxable income ratably through 2012.

        At December 31, 2002, Chiron had $2.2 million of federal business tax credit carryforwards attributed to the PathoGenesis Corporation acquisition, which expire in 2012. At December 31, 2002, Chiron had $3.6 million of federal business tax credit carryovers, which expire in 2007, and state business tax credit carryovers of $23.0 million, which are available to offset future state tax liabilities without limitation.

Note 19—Legal Proceedings

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

        Certain State Attorneys General also are investigating reporting of average wholesale prices related to State Medicaid programs. In September 2000, the Office of the Attorney General of the State of California Department of Justice propounded a document subpoena to Chiron focused on pricing of certain generic oncology drugs sold by Cetus-Ben Venue under the Medi-Cal program. The States of Montana and Nevada, through their Attorneys General, filed complaints against Chiron and a number of other pharmaceutical companies, raising state law claims and seeking actual and punitive damages arising from setting of the average wholesale price for DepoCyt®. The county of Suffolk, New York, filed a complaint against a number of pharmaceutical companies, including Chiron, raising federal and state law claims and seeking actual punative damages arising from setting of the average wholesale price for numerous products including TOBI®.

        It is anticipated that additional lawsuits involving the average wholesale price issues for these and other products sold by Chiron through Medicaid and/or Medi-Care may arise. If any such action resulted in a final judgment against Chiron, Chiron could face substantial damages exposure. It is not currently possible to estimate the probability of loss or to estimate the amount of liability related to these matters.

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

Note 20—Quarterly Financial Data (Unaudited)

	2002
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$356,324	$368,481	$299,278	$252,197
Gross margin from net product sales	155,069	174,758	135,068	107,418
Income (loss) from continuing operations:
Income (loss)	67,102	82,536	50,444	(18,937)
Basic income (loss) per share	0.36	0.44	0.27	(0.10)
Diluted income (loss) per share	0.35	0.43	0.26	(0.10)
Net income (loss):
Income (loss)	67,102	82,216	50,444	(18,937)
Basic income (loss) per share	0.36	0.44	0.27	(0.10)
Diluted income (loss) per share	0.35	0.43	0.26	(0.10)
	2001
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$317,917	$301,958	$261,201	$259,591
Gross margin from net product sales	135,819	134,545	110,037	113,910
Income from continuing operations:
Income	44,693	51,378	33,944	44,743
Basic income per share	0.24	0.27	0.18	0.24
Diluted income per share	0.23	0.26	0.17	0.23
Net income:
Income	44,803	52,893	37,597	44,743
Basic income per share	0.24	0.28	0.20	0.24
Diluted income per share	0.23	0.27	0.19	0.23

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

Continuing Operations

        Related to the acquisition of Matrix Pharmaceutical, Inc. on February 20, 2002, Chiron allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. Chiron allocated a portion of the purchase price to in-process technologies and wrote off $54.8 million entirely in the first quarter 2002. Chiron allocated a portion of the purchase price to a liability for asset disposal and lease cancellation for the San Diego, California facility closed during the third quarter 2002. In the fourth quarter 2002, Chiron found an assignee for the manufacturing facility lease and revised the allocation of the purchase price resulting in a $9.6 million decrease to purchased in-process technologies.

        On January 1, 2002, we implemented SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, but instead be tested for impairment at least annually in accordance with this Statement. Amortization expense related to goodwill (including assembled workforce) was $17.1 million for the year ended December 31, 2001.

        Related to an agreement with F. Hoffmann-LaRoche Limited, Chiron received $10.0 million in the fourth quarter of 2000, which Chiron deferred, and received $10.0 million in the first quarter of 2001. These amounts included a refundable license fee and royalties for past sales related to F. Hoffmann-LaRoche's use of Chiron's HIV related patent in its in vitro diagnostic products in Europe. These amounts became nonrefundable in January 2001 when the European Patent Office upheld Chiron's HIV related patent. As a result, Chiron recognized the entire $20.0 million as revenue in the first quarter of 2001. The agreement also provides for royalties on future sales related to F. Hoffmann-LaRoche's use of Chiron's HIV related patent in its in vitro diagnostic products, which also commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld Chiron's HIV related patent. Chiron will receive and recognize additional revenue of $10.0 million under this arrangement when the U.S. HIV related patents issue in March 2003.

        The second and first quarters of 2002 included $7.8 million and $6.5 million, respectively, related to the sale of certain equity securities. The fourth and second quarters of 2001 included $2.6 million and $6.1 million, respectively, related to the sale of certain equity securities.

        In the second quarter 2001, Chiron recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid Chiron $5.1 million—the full principal plus interest. In the first quarter 2002, Chiron recorded $1.5 million in other income.

        On December 31, 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances made to General Injectibles & Vaccines. The agreement also provided for Chiron to receive additional payments, calculated as a pre-determined percentage of Henry Schein's gross profit, through 2003. In the first quarter 2002, Chiron received an annual payment of $5.4 million. In the first quarter 2001, Chiron received an annual payment of $2.5 million.

        The fourth, third, second and first quarters of 2002 included losses attributable to the other-than-temporary impairment of debt and equity securities of $2.7 million, $0.2 million, $2.8 million and $1.8 million, respectively. The third and second quarters of 2001 included losses attributable to the other-than-temporary impairment of debt and equity securities of $4.5 million and $1.0 million, respectively.

Discontinued Operations (see Note 4)

        "Gain (loss) on disposal of discontinued operations" included an income tax benefit of $0.1 million in the third quarter of 2002. "Gain (loss) on disposal of discontinued operations" included a charge of $0.4 million in the third quarter 2002 related to a settlement with a former employee arising out of the sale of Chiron Diagnostics.

        "Gain (loss) on disposal of discontinued operations" included income tax benefits of $0.1 million and $0.5 million in the fourth and second quarters of 2001, respectively, and income tax provisions of $0.1 million in both the third and first quarters of 2001. "Gain (loss) on disposal of discontinued operations" also included the following:

  •
  $1.6 million recognized in the third quarter of 2001 related to the reversal of reserves for severance obligations based upon a final reconciliation from Bayer Corporation;

  •
  $1.6 million net gain recognized in the second quarter of 2001 upon the sale of the remaining Chiron Vision real estate assets; and

  •
  $1.5 million recognized in the second quarter of 2001 related to the reversal of the remaining reserves for contractual obligations to indemnify Bausch & Lomb Incorporated upon the sale of the remaining real estate assets, as discussed above.

SCHEDULE II

CHIRON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

Description	Balance at Beginning of Year	Charged to Costs and Expenses, Net of Reversals		Utilizations	Balance At End of Year
	(In thousands)
2002:
Accounts receivable and product returns allowance	$18,772	$17,529		$(12,758)	$23,543
Inventory reserves	26,892	15,740		(9,870)	32,762
Restructuring and reorganization accrual	693	—		(359)	334
2001:
Accounts receivable and product returns allowance	$14,576	$27,531		$(23,335)	$18,772
Inventory reserves	27,374	10,205		(10,687)	26,892
Restructuring and reorganization accrual	2,655	64		(2,026)	693
2000:
Accounts receivable and product returns allowance	16,998	12,656		(15,078)	14,576
Inventory reserves	20,138	7,743		(507)	27,374
Restructuring and reorganization accrual	5,688	(732	)(1)	(2,301)	2,655

(1)
Includes amounts charged to discontinued operations.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
INDEPENDENT AUDITORS' REPORT
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
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CHIRON CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
  SCHEDULE II
CHIRON CORPORATION VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31, 2002, 2001 and 2000