Form 10-Q
period 2003-03-31
CHIRON CORP
filed 2003-05-05
CIK 706539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at April 30, 2003
Common Stock, $0.01 par value	186,424,167

CHIRON CORPORATION
TABLE OF CONTENTS

Item 1.    Financial Statements

CHIRON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$245,507	$247,950
Short-term investments in marketable debt securities	597,338	626,130

Total cash and short-term investments	842,845	874,080
Accounts receivable, net	266,915	278,625
Current portion of notes receivable	734	718
Inventories	166,211	146,005
Current net deferred income tax asset	38,278	38,450
Derivative financial instruments	12,712	12,006
Other current assets	46,918	35,838

Total current assets	1,374,613	1,385,722
Noncurrent investments in marketable debt securities	436,759	414,447
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	170,224	168,144
Laboratory, production and office equipment	439,256	418,255
Leasehold improvements	95,955	93,463
Construction-in-progress	80,267	74,717

	785,702	754,579
Less accumulated depreciation and amortization	(398,163)	(381,021)

Property, plant, equipment and leasehold improvements, net	387,539	373,558
Purchased technologies, net	252,030	257,613
Goodwill, net	240,914	239,746
Other intangible assets, net	145,169	147,089
Investments in equity securities and affiliated companies	74,507	87,167
Noncurrent notes receivable	8,949	8,939
Noncurrent derivative financial instruments	13,953	9,007
Other noncurrent assets	33,619	37,056

	$2,968,052	$2,960,344

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share data)

	March 31, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,042	$59,022
Accrued compensation and related expenses	48,100	59,498
Short-term borrowings	—	71
Current portion of unearned revenue	23,597	26,610
Income taxes payable	29,313	21,883
Other current liabilities	99,213	131,552

Total current liabilities	264,265	298,636
Long-term debt	418,941	416,954
Noncurrent derivative financial instruments	255	253
Noncurrent net deferred income tax liability	43,628	45,743
Noncurrent unearned revenue	58,958	62,580
Other noncurrent liabilities	38,242	35,813
Minority interest	5,804	5,355

Total liabilities	830,093	865,334

Commitments and contingencies
Put options	18,394	19,054
Stockholders' equity:
Common stock	1,917	1,917
Additional paid-in capital	2,450,717	2,445,208
Deferred stock compensation	(11,863)	(11,349)
Accumulated deficit	(166,280)	(221,236)
Accumulated other comprehensive income	60,909	54,861
Treasury stock, at cost (5,542,000 shares at March 31, 2003 and 4,830,000 shares at December 31, 2002)	(215,835)	(193,445)

Total stockholders' equity	2,119,565	2,075,956

	$2,968,052	$2,960,344

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues:
Product sales, net	$218,620	$173,584
Equity in earnings of unconsolidated joint businesses	26,452	18,798
Collaborative agreement revenues	4,114	6,207
Royalty and license fee revenues	53,424	44,878
Other revenues	18,425	8,730

Total revenues	321,035	252,197

Operating expenses:
Cost of sales	85,589	66,166
Research and development	82,130	78,773
Selling, general and administrative	73,042	62,770
Amortization expense	7,613	7,378
Write-off of purchased in-process technologies	—	54,781
Restructuring and reorganization charges	156	—
Other operating expenses	1,535	4,583

Total operating expenses	250,065	274,451

Income (loss) from operations	70,970	(22,254)
Interest expense	(3,462)	(3,155)
Other income, net	14,318	20,147
Minority interest	(400)	(419)

Income (loss) from continuing operations before income taxes	81,426	(5,681)
Provision for income taxes	20,357	13,256

Income (loss) from continuing operations	61,069	(18,937)
Gain on disposal of discontinued operations	1,426	—

Net income (loss)	$62,495	$(18,937)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.33	$(0.10)

Net income (loss)	$0.33	$(0.10)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.32	$(0.10)

Net income (loss)	$0.33	$(0.10)

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$62,495	$(18,937)

Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period, net of tax benefit of $845 for the three months ended March 31, 2002	9,295	(6,435)
Net unrealized derivative gains from cash flow hedges arising during the period, net of tax provision of $72 for the three months ended March 31, 2002	—	118
Unrealized losses from investments:
Net unrealized holding losses arising during the period, net of tax benefit of $257 and $2,881 for the three months ended March 31, 2003 and 2002, respectively	(443)	(6,280)
Reclassification adjustment for net gains included in net income (loss), net of tax provision of $1,792 and $1,696 for the three months ended March 31, 2003 and 2002, respectively	(2,804)	(2,738)

Net unrealized losses from investments	(3,247)	(9,018)

Other comprehensive income (loss)	6,048	(15,335)

Comprehensive income (loss)	$68,543	$(34,272)

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2003	2002
Net cash provided by operating activities	$66,180	$17,055

Cash flows from investing activities:
Purchases of investments in marketable debt securities	(190,569)	(164,040)
Proceeds from sale and maturity of investments in marketable debt securities	192,777	192,806
Capital expenditures	(33,891)	(26,993)
Proceeds from sales of assets	—	109
Purchases of equity securities and interests in affiliated companies	(1,440)	(533)
Proceeds from sale of equity securities and interests in affiliated companies	2,007	2,053
Cash paid for acquisitions, net of cash acquired	(205)	(43,951)
Other, net	(5,065)	2,254

Net cash used in investing activities	(36,386)	(38,295)

Cash flows from financing activities:
Net repayment of short-term borrowings	(71)	(81)
Repayment of debt	(22)	—
Payments to acquire treasury stock	(37,084)	(5,671)
Proceeds from reissuance of treasury stock	3,542	14,140
Proceeds from put options	1,398	1,149

Net cash (used in) provided by financing activities	(32,237)	9,537

Net decrease in cash and cash equivalents	(2,443)	(11,703)
Cash and cash equivalents at beginning of the period	247,950	320,673

Cash and cash equivalents at end of the period	$245,507	$308,970

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

Basis of Presentation

        The information presented in the condensed consolidated financial statements at March 31, 2003, and for the three months ended March 31, 2003 and 2002, is unaudited but includes all normal recurring adjustments, which Chiron Corporation believes to be necessary for fair presentation of the periods presented.

        The condensed consolidated balance sheet amounts at December 31, 2002, have been derived from audited financial statements. Historically, Chiron's operating results have varied considerably from period to period due to the nature of Chiron's collaborative, royalty and license arrangements and the seasonality of certain vaccine products. In addition, the mix of products sold and the introduction of new products will affect comparability from quarter to quarter. As a consequence, Chiron's interim results in any one quarter are not necessarily indicative of results to be expected for a full year. This information should be read in conjunction with Chiron's audited consolidated financial statements for the year ended December 31, 2002, which are included in the Annual Report on Form 10-K filed by Chiron with the Securities and Exchange Commission.

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Chiron and its majority-owned subsidiaries. For consolidated majority-owned subsidiaries in which Chiron owns less than 100%, Chiron records minority interest in the condensed consolidated financial statements to account for the ownership interest of the minority owner. Investments in joint ventures, limited partnerships and interests in which Chiron has an equity interest of 50% or less, are accounted for using either the equity or cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

        On July 1, 2002, Chiron completed its acquisition of Pulmopharm GmbH, a distributor of TOBI® products in Germany and Austria by purchasing the remaining 80.1% ownership that Chiron did not previously own. Previously, Chiron owned 19.9% of Pulmopharm and accounted for the investment under the equity method. Chiron accounted for the acquisition using the purchase method of accounting and included Pulmopharm's operating results in its consolidated operating results beginning on July 1, 2002. Pulmopharm is part of Chiron's biopharmaceuticals segment (see Note 4).

        On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. Chiron included Matrix Pharmaceutical's operating results, including the seven business days from February 20 to 28, 2002, in its consolidated operating results beginning on March 1, 2002 (see Note 4).

        Chiron is a limited partner of several venture capital funds. Chiron will pay $45.0 million over ten years, of which $27.0 million was paid through March 31, 2003. Chiron accounts for these investments under the equity method of accounting pursuant to Emerging Issues Task Force, referred to as EITF, Topic No. D-46 "Accounting for Limited Partnership Investments."

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

        Chiron's blood testing segment consists of Chiron's one-half interest in the pretax operating earnings of its joint business with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron's joint business with Ortho-Clinical Diagnostics sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. Prior to the first quarter 2003, Chiron had accounted for non-U.S. affiliate sales on a one-quarter lag, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. affiliate sales became available in 2003, and as a result, Chiron is able to recognize non-U.S. affiliate sales on a one-month lag. The effect of this change, net of tax, was an increase to net income by $3.2 million for equity in earnings of unconsolidated joint businesses for the three months ended March 31, 2003.

        Chiron recognizes a portion of revenue for product sales of Betaseron® upon shipment to its marketing partner, and the remainder based on a contractual percentage of sales by its marketing partner. Chiron also earns royalties on the marketing partner's European sales of Betaferon® in those cases where Chiron does not supply the product. Prior to the first quarter 2002, Chiron had accounted for non-U.S. product sales on a one-quarter lag and royalties as a percentage of forecast received from its marketing partner, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. Betaseron® sales became available in 2002, and as a result, Chiron is able to recognize Betaseron® product sales and Betaferon® royalties on a current basis. The effect of this change, net of tax, was a decrease in net loss by $3.1 million for product sales and $2.8 million for royalties for the three months ended March 31, 2002.

        Chiron, prior to filing its financial statements on Form 10-Q, publicly releases an unaudited condensed balance sheet and statement of operations. Between the date of Chiron's earnings release and the filing of its Form 10-Q, reclassifications may be required. These reclassifications, when made, have no effect on income from operations, net income or earnings per share.

Inventories

        Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Inventory that is obsolete (inventory that will no longer be used in the manufacturing process), expired, or in excess of forecasted usage is written down to its market value. Inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Finished goods	$46,034	$32,697
Work-in-process	75,517	77,232
Raw materials	44,660	36,076

	$166,211	$146,005

Income Taxes

        The reported effective tax rate for 2003 is 25% of pretax income from operations. The effective tax rate may be affected in future periods by changes in Chiron's estimates with respect to the deferred tax assets and other items affecting the overall tax rate. Income tax expense for the three months ended March 31, 2002, was based on an estimated annual effective tax rate on pretax income from continuing operations of approximately 27%, excluding the write-off of purchased in-process technologies related to the acquisition of Matrix Pharmaceutical, Inc. (see Note 4).

Put Options

        Chiron uses written put options to reduce the effective costs of repurchasing its common stock. The put option contracts provide that Chiron, at its choice, can settle with net cash or through physical delivery. The cash redemption value of the put option contracts is classified as temporary equity in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        In February 2003, Chiron entered into a contract with a third party to sell put options on Chiron stock, entitling the holder to sell to Chiron 0.5 million shares. The option expires in May 2003 and has an exercise price of $36.79 per share. The put option contracts are classified as equity in accordance with EITF Issue No. 00-19, however, under the terms of the contract, because the net share settlement in unregistered shares is not available, the cash redemption value, totaling $18.4 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheet at March 31, 2003.

        As of December 31, 2002, Chiron had an outstanding put option contract with a third party entitling the holder to sell to Chiron 0.5 million shares. The option expired on January 29, 2003, and had an exercise price of $38.11 per share. The put option contracts are classified as equity in accordance with EITF Issue No. 00-19, however, under the terms of the contract, because the net share settlement in unregistered shares is not available, the cash redemption value, totaling $19.1 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheet at December 31, 2002. On January 29, 2003, Chiron's closing stock price was $37.94. Although the closing stock price was below the stipulated $38.11, the third party elected not to exercise the options. As a result, the temporary equity of $19.1 million was reclassified to permanent equity in the first quarter 2003.

Stock-Based Compensation

        Chiron measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, including Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Compensation expense is based on the difference, if any, between the fair value of Chiron's common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as "Deferred stock compensation" in the Condensed Consolidated Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. Compensation expense is included primarily in "Selling, general and administrative" in the Condensed Consolidated Statements of Operations.

        In accordance with Statement of Financial Accounting Standards, referred to as SFAS, No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," Chiron has provided, below, the pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented. Due to rounding, quarterly amounts may not sum fully to yearly amounts.

		Three Months Ended March 31,
		2003	2002
		(in thousands, except per share data)
Net income (loss):
As reported		$62,495	$(18,937)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	901	835
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	18,112	14,267

Pro forma		$45,284	$(32,369)

Basic net income (loss) per share:
As reported		$0.33	$(0.10)
Pro forma		$0.24	$(0.17)
Diluted net income (loss) per share:
As reported		$0.33	$(0.10)
Pro forma		$0.24	$(0.17)

Comprehensive Income

        In the first quarter 2003, the foreign currency translation component of comprehensive income was not adjusted for income taxes, as they relate to permanent investments in non-U.S. subsidiaries. In 2002, the foreign currency translation component of comprehensive income included the tax effects of certain profit repatriations from Chiron's German and Italian vaccines subsidiaries. Additionally in 2002, all other foreign profits, net of the German and Italian profit repatriations, were considered permanently reinvested.

Treasury Stock

        Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to "Additional paid-in capital." Losses on reissuance of treasury stock are charged to "Additional paid-in capital" to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to "Accumulated deficit." Chiron charged losses of $7.5 million and $17.5 million for the three months ended March 31, 2003 and 2002, respectively, to "Accumulated deficit" in the Condensed Consolidated Balance Sheets.

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (referred to as FIN No. 46), "Consolidation of Variable Interest Entities" which address the accounting for certain off-balance sheet lease financing. The recognition provisions of FIN No. 46 will be effective for Chiron for the interim period ended September 30, 2003. In June 1996, Chiron entered into a seven-year agreement with a group of financial institutions (the "lessors") to lease a research and development facility. On or before August 1, 2003, Chiron can choose to either purchase the facility from the lessors or sell the facility to a third party. If Chiron purchases the facility, Chiron must pay the lessors $172.6 million. This lease financing is described further in Note 13—"Commitments and Contingencies," in Chiron's Annual Report on Form 10-K for the year ended December 31, 2002. As Chiron finalizes the options related to its June 1996 lease financing by August 1, 2003, Chiron will continue to monitor the impact of FIN No. 46 on its Consolidated Financial Statements.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (referred to as FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Financial Accounting Standards Board Statements No. 5, 57, and 107 and Rescission of Financial Accounting Standards Board Interpretation No. 34." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

        Chiron enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions Chiron generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Chiron's activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Chiron could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, Chiron has no liabilities recorded for these agreements as of

March 31, 2003. Chiron has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

        In November 2002, the Financial Accounting Standards Board issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Chiron is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have in its Consolidated Financial Statements.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF Issue No. 94-3. The adoption of SFAS No. 146 affects the timing of recognizing future restructuring costs as well as the amount recognized under such costs. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Chiron adopted the provisions of SFAS No. 146 effective January 1, 2003.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Chiron adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Consolidated Financial Statements.

Note 2—Earnings (Loss) Per Share

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

        The following table sets forth the computations for basic and diluted earnings (loss) per share on income (loss) from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Income (Numerator):
Income (loss) from continuing operations available to common stockholders	$61,069	$(18,937)

Shares (Denominator):
Weighted-average common shares outstanding	186,649	189,577
Effect of dilutive securities:
Stock options and equivalents	3,038	—

Weighted-average common shares outstanding, plus assumed conversions	189,687	189,577

Basic earnings (loss) per share from continuing operations	$0.33	$(0.10)

Diluted earnings (loss) per share from continuing operations	$0.32	$(0.10)

        The following table sets forth the computations for basic and diluted earnings (loss) per share on net income (loss) (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Income (Numerator):
Net income (loss) available to common stockholders	$62,495	$(18,937)

Shares (Denominator):
Weighted-average common shares outstanding	186,649	189,577
Effect of dilutive securities:
Stock options and equivalents	3,038	—

Weighted-average common shares outstanding, plus assumed conversions	189,687	189,577

Basic earnings (loss) per share	$0.33	$(0.10)

Diluted earnings (loss) per share	$0.33	$(0.10)

        For the three months ended March 31, 2003 and 2002, stock options to purchase 17.3 million and 11.9 million shares, respectively, with exercise prices greater than the average market prices of common stock, were excluded from the respective computations of diluted earnings (loss) per share as their inclusion would be antidilutive.

        Also excluded from the computations of diluted earnings per share for the three months ended March 31, 2003 were 5.2 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes, as their inclusion would be antidilutive.

        All potential common shares have been excluded from the computation of diluted loss per share for the three months ended March 31, 2002, as their inclusion would be antidilutive due to the net loss. These potential common shares included stock options to purchase 4.0 million shares of common stock, put options on 0.01 million shares of common stock and 5.2 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes.

Note 3—Discontinued Operations

        In a strategic effort to focus on its core businesses of biopharmaceuticals, vaccines and blood testing, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. Discontinued operations had no impact on basic earnings per share for the three months ended March 31, 2003. Diluted earnings per share from discontinued operations was $0.01 for the three months ended March 31, 2003. There was no activity related to discontinued operations during the three months ended March 31, 2002.

Chiron Diagnostics

        In the first quarter 2003, Chiron and Bayer Corporation reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer. Under this settlement agreement, Chiron was required to make a payment to Bayer during the first quarter 2003. Chiron utilized an amount previously reserved for indemnity obligations, based upon the settlement agreement with Bayer. These amounts resulted in a net charge of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million which was recorded as a "Gain on disposal of discontinued operations" for the three months ended March 31, 2003.

Income Taxes

        In connection with the sale of Chiron Diagnostics and Chiron Vision, Chiron recorded cumulative net deferred tax assets of $0.4 million and $8.5 million at March 31, 2003 and December 31, 2002, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. Chiron also recorded corresponding valuation allowances of $0.4 million and $8.5 million at March 31, 2003 and December 31, 2002, respectively, to offset these deferred tax assets, as management believes that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. The future recognition of these deferred tax assets will be reported as a component of "Gain (loss) on disposal of discontinued operations."

Note 4—Acquisitions

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

        Chiron accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical's operating results, including the seven business days from February 20 to 28, 2002, in its consolidated operating results beginning on March 1, 2002. The components and allocation of the purchase price, based on their fair values, consisted of the following (in thousands):

Consideration and acquisition costs:
Cash paid for common stock	$58,737
Cash paid for options on common stock	2,231
Acquisition costs paid as of March 31, 2003	6,064
Acquisition costs not yet paid as of March 31, 2003	14

Total purchase price	$67,046

Allocation of purchase price:
Cash and cash equivalents	$17,337
Assets held for sale	2,300
Deferred tax asset	10,000
Other assets	1,469
Write-off of purchased in-process technologies	45,181
Accounts payable	(2,898)
Reduction of income taxes payable	1,739
Accrued liabilities	(8,082)

Total purchase price	$67,046

        Acquisition costs included contractual severance and involuntary termination costs, as well as other direct acquisition costs. Approximately $5.1 million represented severance payments, assumed by Chiron, to eligible employees as defined by their employment agreements.

        Chiron allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Chiron allocated a portion of the purchase price to purchased in-process technologies and wrote off $54.8 million in the first quarter 2002. Chiron allocated a portion of the purchase price to a liability for asset disposal and lease cancellation for the San Diego, California facility closed during the third quarter 2002. In the fourth quarter 2002, Chiron found an assignee for the manufacturing facility lease and revised the allocation of the purchase price resulting in a $9.6 million decrease to purchased in-process technologies. Chiron does not anticipate that there will be any alternative future use for the in-process technologies that were written off. The write-off of purchased in-process technologies represented the fair value, calculated using probability-of-success-adjusted cash flows and a 20% discount rate, at the acquisition date. Chiron assumed cash flows from tezacitabine to commence after 2005. As with all pharmaceutical products, the probability of commercial success for any research and development project is highly uncertain.

        As indicated in the above table, a portion of the purchase price was allocated to assets held for sale. In March 2002, Chiron sold the leasehold improvements and assigned the lease related to a facility located in Fremont, California. Chiron received an amount equivalent to the fair value of the assets at the date of acquisition.

        In March 2002, Chiron paid $6.0 million related to a bank loan assumed during the purchase of Matrix Pharmaceutical. This payment is reflected on the Condensed Consolidated Statement of Cash Flows as a component of "Cash paid for acquisitions, net of cash acquired" for the three months ended March 31, 2002.

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

Note 5—Restructuring and Reorganization

        For the three months ended March 31, 2003, Chiron recorded a restructuring and reorganization charge of $0.2 million. The charge consisted of termination and other employee-related costs recognized in connection with the elimination of 6 positions in its Amsterdam manufacturing facility. Termination notice has been provided. However, of the 6 positions for elimination, none were terminated as of March 31, 2003.

        Previously, Chiron recorded restructuring and reorganization charges related to (i) the integration of its worldwide vaccines operations, (ii) the closure of its Puerto Rico and St. Louis, Missouri facilities and (iii) the ongoing restructuring of its business operations. The integration of its worldwide vaccines operations consisted of termination and other employee-related costs recognized in connection with the elimination of 28 positions, all of which had terminated as of December 31, 2000, in Chiron's Italian manufacturing facility and facility-related costs. The closure of its Puerto Rico and St. Louis facilities and the ongoing restructuring of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 371 positions in manufacturing, research, development, sales, marketing and other administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs. For the three months ended March 31, 2003 and 2002, Chiron had no restructuring and reorganization adjustments related to these items. Of the 371 positions for elimination, 365 were terminated as of March 31, 2003 and 362 had been terminated as of March 31, 2002.

        Chiron expects to substantially settle the restructuring and reorganization accruals within one to six years of accruing the related charges. As of March 31, 2003, $0.3 million and $0.1 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheet. As of December 31, 2002, $0.2 million and $0.1 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheet.

        The activity in accrued restructuring and reorganization for the three months ended March 31, 2003 and 2002 is summarized as follows (in thousands):

	Accrual at December 31, 2002	Amount of Total Restructuring Charge	Amount Utilized Through March 31, 2003	Amount to Be Utilized In Future Periods
Employee-related costs and Other facility-related costs	$334	$156	$(73)	$417

	Accrual at December 31, 2001	Amount of Total Restructuring Charge	Amount Utilized Through March 31, 2002	Amount to Be Utilized In Future Periods
Employee-related costs and Other facility-related costs	$693	$—	$(134)	$559

Note 6—Intangible Assets

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Chiron adopted the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002.

        Intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2003			December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$331,632	$79,602	$252,030	$331,941	$74,328	$257,613

Patents	$109,020	$54,404	$54,616	$106,723	$52,136	$54,587
Trademarks	54,466	16,020	38,446	53,394	14,928	38,466
Licenses and technology rights	35,858	17,806	18,052	35,243	16,063	19,180
Customer relationships	24,776	7,582	17,194	24,082	7,054	17,028
Know how	11,252	4,570	6,682	10,935	4,245	6,690
Databases	7,100	1,184	5,916	7,100	1,065	6,035
Other	15,298	11,035	4,263	15,274	10,171	5,103

Total other intangible assets	$257,770	$112,601	$145,169	$252,751	$105,662	$147,089

Total intangible assets subject to amortization	$589,402	$192,203	$397,199	$584,692	$179,990	$404,702

        Aggregate amortization expense is as follows (in thousands):

For the three months ended March 31, 2003 (reported)	$12,577
For the remaining nine months in the year ended December 31, 2003 (estimated)	37,895

For the year ended December 31, 2003 (estimated)	$50,472

For the year ended December 31, 2004 (estimated)	$46,987
For the year ended December 31, 2005 (estimated)	$42,572
For the year ended December 31, 2006 (estimated)	$41,020
For the year ended December 31, 2007 (estimated)	$39,857
For the year ended December 31, 2008 (estimated)	$39,046

        The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Goodwill (including assembled workforce):
Balance as of December 31, 2002	$199,225	$40,521	$239,746
Effect of exchange rate changes	—	1,168	1,168

Balance as of March 31, 2003	$199,225	$41,689	$240,914

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

        Revenues and expenses associated with Chiron's research and development activities specifically benefit each of the reportable segments and as such, have been included in the results of operations of the respective reportable segment.

        Chiron views certain other revenues and expenses, particularly certain royalty and license fee revenues primarily related to HIV and hepatitis C virus related patents, and unallocated corporate expenses, as not belonging to any one reportable segment. As a result, Chiron has aggregated these items into an "Other" segment, as permitted by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

        For the three months ended March 31, 2002, expenses of approximately $1.8 million, previously allocated to the biopharmaceuticals segment, have been allocated to the vaccines segment to conform with the current period presentation.

        The accounting policies of Chiron's reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies above and in Chiron's Annual Report on Form 10-K for the year ended December 31, 2002. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items, such as restructuring and reorganization charges and the write-off of purchased in-process technologies, which are shown as reconciling items in the table below.

        The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues
Biopharmaceuticals	$137,299	$116,073
Vaccines	74,382	64,521
Blood testing, includes equity in earnings of unconsolidated joint businesses of $26,452 and $18,798 for the three months ended March 31, 2003 and 2002, respectively	92,568	56,757
Other	16,786	14,846

Total revenues	$321,035	$252,197

Income (loss) from operations
Biopharmaceuticals	$25,099	$8,234
Vaccines	(5,302)	(4,303)
Blood testing	50,562	29,483
Other	767	(887)

Segment income from operations	71,126	32,527
Operating expense reconciling items:
Write-off of purchased in-process technologies	—	(54,781)
Restructuring and reorganization charges	(156)	—

Income (loss) from operations	70,970	(22,254)
Interest expense	(3,462)	(3,155)
Other income, net	14,318	20,147
Minority interest	(400)	(419)

Income (loss) from continuing operations before income taxes	$81,426	$(5,681)

Note 8—Commitments and Contingencies

        In April 2003, Chiron entered into a 15-year lease to rent an office building in Uxbridge, United Kingdom. The total minimum lease payments over the term of the lease are approximately 9.8 million

British Pounds ($15.4 million at March 31, 2003). After 10 years, Chiron has the option to terminate or continue the lease, with one-year prior notice. This lease is accounted for as an operating lease.

        There were no amounts drawn against any outstanding letters of credit at March 31, 2003. Effective April 1, 2003, the amount of insurance-related letters of credit was increased by $4.8 million.

        Effective February 2003, Chiron and Baxter Pharmaceutical Solutions LLC executed an eight-year manufacturing and supply agreement. Under this agreement, Baxter agreed to perform certain manufacturing procedures and supply Chiron with a key component for a certain biopharmaceutical product. Chiron has certain minimum purchase obligations under this agreement and is required to pay the difference, if any, between the actual quantity purchased and the minimum purchase obligation. Chiron's minimum purchase obligation is effective once regulatory approval is obtained. Chiron can terminate this agreement in the fifth year with prior notice. Chiron's minimum purchase obligation under this agreement is expected to be approximately $36.0 million over the next four years.

        In April 2001, Chiron, Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Chiron's commitment is approximately 26.4 million Euro ($28.4 million at March 31, 2003) for the expansion of Chiron's Italian manufacturing facilities, of which Chiron had incurred costs of 3.1 million Euro ($3.3 million), as of March 31, 2003. This agreement began in the fourth quarter 2001 and is expected to continue through 2008.

        In February 2001, Chiron's Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a research and development facility (including a supporting central utility facility) and a parking structure in Emeryville, California. Chiron has committed to $37.0 million in design and construction services, of which Chiron had incurred costs of $26.8 million, as of March 31, 2003. Chiron may cancel these commitments at any time. Related to the research and development facility, Chiron is evaluating various financing alternatives to fund this expansion. Construction was completed on the parking structure in December 2002.

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

        Chiron is presently under examination in several domestic and international tax jurisdictions. While there is no assurance that Chiron will prevail in all tax examinations in the event the taxing authorities disagree with Chiron's interpretation of the tax law, Chiron's management does not believe, based upon information known to it, that the final resolution of any of these audits will have a material adverse effect upon Chiron's consolidated financial position and results of operations or cash flows. Adequate provisions have been made for these tax examinations.

Note 9—Subsequent Event

        In the first quarter 2003, Chiron was granted a patent in the U.S. directed to nucleic acid testing methods for HIV-1. The issuance of the patent triggered a milestone payment to Chiron of $10.0 million from F. Hoffmann-La Roche. In April 2003, Chiron received this milestone payment plus interest from F. Hoffmann-La Roche. As permitted under the terms of its licensing agreement, F. Hoffmann-La Roche has decided to institute arbitration proceedings in regard to the application of the U.S. patent. Chiron has reserved for this $10.0 million milestone payment and interest as of March, 31, 2003. During the pendancy of any arbitration, F. Hoffmann-La Roche remains obligated to make all quarterly royalty payments, subject to a right to be reimbursed by Chiron if it is determined in the arbitration that such royalty payments were not due.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        This 10-Q contains forward-looking statements regarding our expectations, hopes or intentions regarding the future, including statements relating to sales growth, product development initiatives, new product marketing, acquisitions, competition, in- and out-licensing activities and expected cost savings that involve risks and uncertainties and are subject to change. You should read the discussion below in conjunction with Part I, Item 1., "Financial Statements," of this 10-Q and Part II, Items 7., 7A. and 8., "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Financial Statements and Supplementary Data," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2002. The forward-looking statements contained in this 10-Q reflect our current beliefs and expectations on the date of this 10-Q. Actual results, performance or outcomes may differ from current expectations. Our actual performance may differ from current expectations due to many factors, including the outcome of clinical trials, regulatory review and approvals, manufacturing capabilities, intellectual property protections and defenses, stock-price and interest-rate volatility, and marketing effectiveness. In particular, there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products, or achieve market acceptance for such new products. There can be no assurance that our out-licensing activity will generate significant revenue, nor that our in-licensing activities will fully protect us from claims of infringement by third parties. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including stockholder and regulatory approvals and the integration of operations. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, under the caption "Factors That May Affect Future Results" in this 10-Q. Consistent with SEC Regulation FD, we do not undertake an obligation to update the forward-looking information contained in this 10-Q.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

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

  •
  Product returns and rebates—In estimating returns, we analyze (i) historical returns and sales patterns, (ii) our experience with similar products, (iii) current inventory on hand at the distributors and in the distribution channel and the remaining shelf life of that inventory, (iv) current economic trends, (v) distributors practices, (vi) changes in demand, particularly due to the seasonality of certain of our products and (vii) introduction of new competing products. In arriving at the accrual for product returns we use one of the following four methodologies depending on the product: (i) we calculate the average actual returns percentage for the previous rolling twelve months on a product-by-product basis and apply it to gross sales on a product-by-product basis for the last twelve months to arrive at the reserve balance required at the balance sheet date. The change in the reserve balance is recognized as a charge against revenue for the period, (ii) we match the actual returns to the actual sale on a product-by-product basis to assess the historical trend for returns. Based on an analysis of the historical trend, the appropriate return percentage for the current period is then applied to current period sales to arrive at the product returns charge against revenue for the period, (iii) we calculate the average returns percentage for the previous rolling twelve months on a product-by-product basis and apply it to inventory on hand at the distributors on a product-by-product basis or (iv) for seasonal products we analyze our actual returns over the previous seasons to arrive at the average actual returns percentage, which is then applied to the current season's sales to arrive at the charge against revenue for the current period. In estimating rebates, we match the actual rebates to the actual sale on a product-by-product basis, to arrive at an actual rebates percentage. This actual rebate percentage is applied to current period sales to arrive at the rebates expense for the period. In addition, we consider allowable prices by Medicaid and Medicare. If actual product returns and rebates are greater than our estimates, additional product return and rebates accruals may be required.

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

  •
  Litigation and other contingencies—We establish and maintain accruals for litigation and other contingencies when we believe a loss to be probable and reasonably estimable, as required by SFAS No. 5, "Accounting for Contingencies." We base our accruals on information available internally within the company at the time of such determination and after management has consulted with and obtained advice from external professional advisors. Judgment is required in both the determination of probability and as to whether such an exposure is reasonably estimable. Information may become available to us after that time, for which adjustments to accruals may be required.

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

        The accounting policies of our reportable segments are the same as those described in Note 1, "The Company and Summary of Significant Accounting Policies," in the Notes to Condensed Consolidated Financial Statements above and in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Results of Operations

Biopharmaceuticals

        Product sales    Biopharmaceutical product sales were $101.7 million and $90.5 million for the three months ended March 31, 2003 and 2002, respectively. Biopharmaceutical product sales in 2003 and 2002 consisted principally of Betaseron®, TOBI® and Proleukin®.

        Betaseron®    We manufacture interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively "Schering"), under the trade names Betaseron® (in the U.S and other non-European markets) and Betaferon® (in Europe). Boehringer Ingelheim also supplies Betaferon® to Schering for sale in Europe. For product manufactured by

Chiron, we receive an initial payment upon shipment to Schering and an additional payment calculated as a percentage of sales, both of which we record as product sales. For product manufactured by Boehringer Ingelheim, we receive royalties calculated at the same percentage of sales less the amount paid to Boehringer Ingelheim, which we record in royalty and license fee revenues. Under our agreement with Schering, the percentage of sales on which our payments are based will decrease in the fourth quarter 2003, reducing our per unit revenue by approximately 18% per unit (for sales of Chiron product) and 34% per unit (for royalties from sales of Boehringer Ingelheim product).

        In the first quarter 2003, the U.S. Food and Drug Administration approved new labeling for Betaseron®. The labeling expands the indication for Betaseron® to treat all relapsing forms of multiple sclerosis to reduce the frequency of clinical exacerbations. Relapsing forms of multiple sclerosis include relapsing-remitting, the most common form, and secondary progressive multiple sclerosis with relapses.

        Betaseron® product sales were $29.3 million and $21.8 million for the three months ended March 31, 2003 and 2002, respectively. The increase in Betaseron® product sales in the first quarter 2003 as compared with the first quarter 2002 primarily related to (i) Berlex Laboratories and Schering ordering patterns as they reduced their inventory levels in the first quarter 2002 in anticipation of a mid-2002 launch of a new room-temperature formulation, (ii) price increases, (iii) an overall increase in the market for interferon beta-1b products for multiple sclerosis, (iv) increased patient demand attributed to a favorable response in the market place to the new room-temperature formulation and the addition of nursing support programs and (v) the benefit of the movement in the Euro to U.S. Dollar exchange rate. These increases were partially offset by incremental revenues recognized in the first quarter 2002 related to the effect of recording revenue based on more current information available from Schering. Prior to the first quarter 2002, we accounted for non-U.S. product sales based on information provided by Schering on a one-quarter lag. More current information of non-U.S. Betaseron® sales became available in 2002, and as a result, we were able to begin recognizing Betaseron® product sales on a current basis. This change resulted in incremental revenues recognized during the first quarter 2002 of $4.3 million. Inventory ordering patterns as well as foreign currency exchange rates may influence future Betaseron® sales.

        TOBI®    We sell TOBI® directly in the U.S. and certain international markets. We recognized TOBI® sales of $40.7 million and $35.8 million for the three months ended March 31, 2003 and 2002, respectively. Increased TOBI® sales primarily related to (i) the progress in various European countries, (ii) the benefit of the movement in the Euro to U.S. Dollar exchange rate, (iii) increased use and improved compliance in the U.S. by patients with cystic fibrosis and (iv) price increases. These increases were partially offset by wholesale ordering patterns and an increased level of sales adjustments. We continue to pursue the use of TOBI® to treat other serious lung infections and to seek approval in other countries. Wholesale ordering patterns as well as reimbursement and government pressures, foreign currency exchange rates and the level of rebates may influence future TOBI® sales. In December 2002, the U.S. Food and Drug Administration tentatively approved an abbreviated new drug application for an inhaled tobramycin for sale in the U.S. following expiration of the orphan drug status of TOBI® in December 2004. We have a patent in the U.S. covering the formulation of TOBI® that will extend until 2014.

        Proleukin®    Sales of Proleukin® were $26.0 million and $24.0 million for the three months ended March 31, 2003 and 2002, respectively. Proleukin® product sales in the first quarter 2003 as compared with the first quarter 2002 increased primarily as a result of price increases and the benefit of the movement in the Euro to U.S. Dollar exchange rate. Wholesale ordering patterns, reimbursement pressures and foreign currency exchange rates may influence future Proleukin® sales.

        The balance of product sales recognized in our biopharmaceuticals segment consisted of various other products, which individually were not material.

        We expect competitive pressures related to many of our biopharmaceutical products to continue into the future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1., "Business—Competition" of our Annual Report on Form 10-K for the year ended December 31, 2002.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our biopharmaceuticals segment recognized collaborative agreement revenues of $2.2 million and $3.6 million for the three months ended March 31, 2003 and 2002, respectively.

        Collaborative agreement revenues for the three months ended March 31, 2003, primarily consisted of our fourth quarter 2002 collaboration agreement and license agreement with GlaxoSmithKline plc related to certain of our MC-4R compound patents and our first quarter 2001 collaboration agreement with Taisho Pharmaceutical Co., Ltd. to target macrolide mediated gene discovery. Collaborative agreement revenues for the three months ended March 31, 2002 primarily consisted of our first quarter 2001 collaboration agreement with Taisho Pharmaceutical Co., Ltd. and our second quarter 2000 agreement with S*Bio (discussed below).

        S*BIO    In the second quarter 2000, we invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products. We also granted S*BIO certain rights to our gene expression and combinatorial chemistry technology. Under this arrangement, we received approximately $23.7 million for technology transfer and research services. We recognized collaborative agreement revenues of $3.1 million for the three months ended March 31, 2002, under this arrangement. The technology transfer period and related revenue recognition period ended in the third quarter 2002.

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

        Royalty and license fee revenues    Our biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon® and recombinant insulin and glucagon products. Our biopharmaceuticals segment also earns license fees for technologies, such as hepatitis C virus related patents, used by third parties to develop therapeutic products. The biopharmaceuticals segment recognized royalty and license fee revenues of $17.8 million and $17.3 million for the three months ended March 31, 2003 and 2002, respectively.

        Betaferon®    We manufacture interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively "Schering"), under the trade names Betaseron® (in the U.S and other non-European markets) and Betaferon® (in Europe). Boehringer Ingelheim also supplies Betaferon® to Schering for sale in Europe. For product manufactured by Boehringer Ingelheim, we receive royalties calculated as a percentage of sales less the amount paid by Schering to Boehringer Ingelheim for the product. Under our agreement with Schering, the percentage of sales on which our royalty is based will decrease in the fourth quarter 2003, reducing our per unit revenue by approximately 34% per unit. For the three months ended March 31, 2003 and 2002, we recognized $14.0 million and $13.6 million, respectively, under this arrangement. The increase in Betaferon® royalties for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 was due primarily to the benefit of the movement in the Euro to U.S. Dollar exchange rate offset by incremental revenues recognized during the first quarter 2002 of $3.9 million related to a change in our methodology of recognizing these royalties. Prior to 2002, we accounted for Betaferon® royalties as a percentage of forecast received from Schering, with an adjustment of the estimate to actual in the subsequent quarter. More current information of European Betaseron® sales was available in 2002, and as a result, we were able to recognize Betaferon® royalties on a current basis beginning in the first quarter 2002. Foreign currency exchange rates may influence future Betaferon® royalties.

        Novo Nordisk    We earn royalty revenues on insulin and glucagon product sales by Novo Nordisk AS. We recognized $2.0 million for each of the three months ended March 31, 2003 and 2002, under this arrangement. Patents related to the production of insulin and glucagons expire beginning late 2003 and as a result, significant reductions in royalty revenue recognized under this arrangement are expected.

        The balance of royalty and license fee revenues recognized in our biopharmaceuticals segment consisted of various other agreements, which individually were not material. In the fourth quarter 2002, we granted GlaxoSmithKline plc rights under certain of our MC-4R compound patents for which we recognized a portion of the license fee in the first quarter 2003. In the first quarter 2002, we granted Abbott Laboratories rights under certain of our hepatitis C virus related patents for which we recognized a license fee in the first quarter 2002.

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

        Other revenues    Our biopharmaceuticals segment recognized other revenues of $15.6 million and $4.7 million for the three months ended March 31, 2003 and 2002, respectively.

        Contract manufacturing revenues    Our biopharmaceuticals segment recognized contract manufacturing revenues of $0.1 million and $4.4 million for the three months ended March 31, 2003 and 2002, respectively. The decrease resulted from the level of activity and the timing of contract manufacturing activities.

        Biogen and Serono settlements    As previously announced by Schering AG, a U.S. Court of Appeals partially reversed a District Court ruling in connection with certain patents owned by Chiron and licensed exclusively to Schering's U.S. subsidiary, Berlex Laboratories. As a result of the ruling and prior agreements between Biogen and Berlex, Biogen was required to make a settlement payment to Schering. In accordance with an earlier contract between Chiron and Berlex, we recognized approximately $13.0 million in the first quarter 2003 which represented our share of this settlement payment. In addition, there was a similar settlement between Berlex and Serono of which we recognized approximately $1.4 million in the first quarter 2003.

        Depocyt®    In the fourth quarter 2002, we sold U.S. sales and marketing rights for Depocyt® to SkyePharma plc. In the first quarter 2003, we recognized $1.0 million related to transition services provided to SkyePharma under the acquisition agreement.

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

        Gross profit    Biopharmaceutical gross profit as a percentage of net product sales was 79% and 77% for the three months ended March 31, 2003 and 2002, respectively. The increase in biopharmaceutical gross profit margins for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002 primarily resulted from price increases and the benefit of the movement in the Euro to U.S. Dollar exchange rate.

        Biopharmaceutical gross profit percentages may fluctuate significantly in future periods due to production yields and as the biopharmaceutical product and customer mix changes.

        Research and development    Our biopharmaceuticals segment recognized research and development expenses of $56.3 million and $57.5 million for the three months ended March 31, 2003 and 2002, respectively.

        In the fourth quarter 2002, we reached an agreement in principle to transfer responsibility for the SILCAAT (referred to also as Proleukin ® for HIV) trial, a Phase III study for recombinant human interleukin-2 (IL-2, aldeseleukin), to the investigators, as managed by a Scientific Committee comprised of researchers affiliated with the Hospital Henri Mondor in Paris, the National Institutes Allergy and Infectious Disease (NIAID), the University of Minnesota, and other research institutions. Responsibility for the SILCAAT study was transferred to NIAID and University of Minnesota effective February 14, 2003. Our research and development expenses related to the SILCAAT trial are expected to decrease in 2003 as a result of transferring responsibility for the trial. However, under the agreement, we are obligated to fund a maximum of $18.0 million over the term of the trial and to supply clinical materials and certain other support services.

        In April 2003, we acquired exclusive worldwide development and commercial rights from Novartis for aerosolized cyclosporine (ACsA), a therapy under evaluation for treatment of acute rejections in lung transplant recipients.

        The decrease in research and development spending in the first quarter 2003 as compared with the first quarter 2002 primarily related to the timing of various clinical trials, including (i) expenses in the first quarter 2002 related to the conclusion of the clinical trial for tifacogin (recombinant Tissue Factor Pathway Inhibitor) for severe sepsis in the fourth quarter 2001, (ii) transfer of the responsibility of the SILCAAT trial, a Phase III study for recombinant human interleukin-2 (IL-2, aldeseleukin), to the investigators in the fourth quarter 2002 (discussed above) and (iii) termination of our trials for fibroblast growth factor (FGF), a compound for treatment of patients with peripheral arterial disease, HBV-MF59, an immunotherapy for patients with chronic hepatitis B infection, and PA-1806, a compound for gram negative infections in cystic fibrosis patients. These decreases were partially offset by the investment in other development projects, including those activities related to (i) the development of tezacitabine, obtained as a part of the acquisition of Matrix Pharmaceutical in the first quarter 2002 and (ii) the development of interleukin-2 in combination with various monoclonal antibodies. In addition, we are required to make capital improvements to our existing manufacturing facilities to support the supply of Betaferon® to Schering. In connection with this project, we are continuing to incur expenses relating to the development of new processes and the performance of test runs related to the installed equipment.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    Our biopharmaceuticals segment recognized selling, general and administrative expenses of $26.2 million and $20.0 million for the three months ended March 31, 2003 and 2002, respectively. The increase in selling, general and administrative expenses in the first quarter 2003 as compared with the first quarter 2002 related to (i) sales and marketing costs for various biopharmaceutical post-market approval commitments, (ii) support for continued market penetration of TOBI® in Europe, (iii) costs following the acquisition of Pulmopharm in the third quarter 2002, (iv) additional costs associated with the enhancement of current business processes and (v) the Euro to U.S. Dollar exchange rate fluctuation.

        Amortization expense    Our biopharmaceuticals segment recognized amortization expense of $6.2 million and $5.9 million for the three months ended March 31, 2003 and 2002, respectively. The increase in amortization expense in the first quarter 2003 as compared with the first quarter 2002 related to the distribution rights acquired in the acquisition of Pulmopharm in the third quarter 2002.

Vaccines

        Product sales    We sell meningococcal, flu, travel and pediatric vaccines in Germany, Italy, the United Kingdom and other international markets. Vaccine product sales were $68.4 million and $57.9 million for the three months ended March 31, 2003 and 2002, respectively.

        Menjugate™, our conjugate vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C, sales were $7.5 million and $5.8 million for the three months ended March 31, 2003 and 2002, respectively. The increase in the first quarter 2003 as compared with the first quarter 2002 primarily related to increased sales to the Italian market and the benefit of the movement in the Euro to U.S. Dollar exchange rate.

        Sales of our flu vaccines were $4.3 million and $2.3 million for the three months ended March 31, 2003 and 2002, respectively. The increase in flu vaccine sales for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002 resulted from a one-time agreement with The Netherlands and the benefit of the movement in the Euro to U.S. Dollar exchange rate.

        Sales of our travel vaccines, comprised of tick-borne encephalitis and rabies vaccines, were $25.7 million and $18.4 million for the three months ended March 31, 2003 and 2002, respectively. The increase in travel vaccine sales in the three months ended March 31, 2003 as compared with the three months ended March 31, 2002, primarily related to increased tick-borne encephalitis vaccine sales in the German market driven by the new adult and pediatric formulations launched in the first quarter 2002. Also contributing to the increase was the benefit of the movement in the Euro to U.S. Dollar exchange rate.

        Sales of our pediatric vaccines were $30.9 million and $31.4 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in pediatric vaccines sales in the three months ended March 31, 2003 as compared with the three months ended March 31, 2002 primarily resulted from decreased sales of our polio vaccines, partially offset by the benefit of the movement in the Euro to U.S. Dollar exchange rate.

        Certain of our vaccine products, particularly our flu vaccines, are seasonal and typically have higher sales in the third and fourth quarters of the year. In addition, we expect Menjugate™ sales to continue to fluctuate as public health authorities consider adoption of broad vaccination programs. We have initiated a Phase III trial in the U.S. for Menjugate™. The study, which is being conducted in conjunction with the Northern California Kaiser Permanente Vaccines Research Center, will expand the vaccine's safety database for a U.S. population relative to the safety profile of the current U.S.-licensed meningococcal polysaccharide vaccine Menomune® (A, C, Y, W-135). We are exploring opportunities for additional Menjugate™ sales in other countries.

        We expect competitive pressures related to many of our vaccine products to continue into the future, primarily as a result of the introduction of competing products into the market, including, but not limited to, new combination vaccines, as listed in Part I, Item 1., "Business—Competition" of our Annual Report on Form 10-K for the year ended December 31, 2002.

        Royalty and license fee revenues    Our vaccines segment earns royalties on third party sales of, and license fees on, several products. The vaccines segment recognized royalty and license fee revenues of $3.2 million and $2.6 million for the three months ended March 31, 2003 and 2002, respectively.

        GlaxoSmithKline    An agreement with GlaxoSmithKline plc provides for royalties on sales of certain vaccine products. Under this agreement, we recognized $1.8 million and $1.9 million of such royalties for the three months ended March 31, 2003 and 2002, respectively.

        Other    For the three months ended March 31, 2003 and 2002, we recognized $1.4 million and $0.7 million, respectively, of royalty revenues primarily on third party sales of hepatitis B virus vaccine products. The increase in the three months ended March 31, 2003 as compared with the three months ended March 31, 2002 primarily resulted from increased availability of the pediatric formulation in Germany, partially offset by increased competition from multivalent hepatitis B virus vaccine products. Certain patents related to the production of hepatitis B vaccine products expire beginning in 2004, which will result in reductions in royalty revenues recognized under one arrangement.

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

        Other revenues    Our vaccines segment recognized other revenues of $2.8 million and $4.0 million for the three months ended March 31, 2003 and 2002, respectively.

        Grant and contract revenues    Our vaccines segment other revenues included grant and contract revenues of $2.2 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively. In the second quarter 2000, we entered into an agreement with the U.S. National Institutes of Health to advance our HIV vaccine program into human clinical trials. Under this arrangement, we could receive $23.2 million over five years. Under supplemental arrangements, we may perform other work related to the National Institutes of Health's HIV vaccine program on a grant or contract-by-contract basis. A majority of the grant and contract revenues, $1.8 million and $2.1 million for the three months ended March 31, 2003 and 2002, respectively, were recognized under these arrangements.

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

        Gross profit    Vaccines gross profit as a percentage of net product sales was 49% and 48% for the three months ended March 31, 2003 and 2002, respectively. The vaccine gross profit margin in the first quarter 2003 was negatively impacted by an expected temporary shutdown of certain facilities to ensure compliance with regulatory requirements. The vaccine gross profit margin in the first quarter 2002 was negatively impacted by product reserves due to various issues, including seasonality patterns, excess and obsolete inventory and production yields.

        Vaccines gross profit percentages may fluctuate significantly in future periods due to product and customer mix, seasonality and ordering patterns and production yields.

        Research and development    Our vaccines segment recognized research and development expenses of $20.6 million and $17.1 million for the three months ended March 31, 2003 and 2002, respectively. The increase in research and development spending for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 primarily related to the development of our meningococcal franchise and flu cell culture.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    Our vaccines segment recognized selling, general and administrative expenses of $22.2 million and $20.0 million for the three months ended March 31, 2003 and 2002, respectively. The increase in selling, general and administrative expenses for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002 primarily resulted from additional costs associated with the enhancement of current business processes and headcount and the impact of the movement in the Euro to U.S. Dollar exchange rate. These increases were partially offset by (i) a payment made in the first quarter 2002 to the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government's healthcare program that was expensed in the first quarter 2002 and (ii) increased sales and marketing costs associated with the 2002 launch of our newly formulated tick-borne encephalitis vaccine.

        Amortization expense    Our vaccines segment recognized amortization expense of $1.4 million for each of the three months ended March 31, 2003 and 2002.

Blood testing

        Product sales    Our blood testing segment recognized product sales of $48.5 million and $25.2 million for the three months ended March 31, 2003 and 2002, respectively.

        Procleix®    On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix® HIV-1/ HCV Assay. Under a collaboration agreement with Gen-Probe Incorporated, we market and sell the Procleix® HIV-1/ HCV Assay and the related instrument system. In addition to selling directly in the U.S., we also sell in various European and Asia / Pacific markets, directly and through distributors. We recognize product revenues based on the details of each contract.

        Worldwide product sales related to tests, instruments and the provision of services were $42.1 million and $18.0 million for the three months ended March 31, 2003 and 2002, respectively. The three months ended March 31, 2003 include a full quarter of commercial pricing for the Procleix® HIV-1/ HCV Assay in the U.S. following the U.S. Food and Drug Administration approval in February 2002. Subsequent to the first quarter 2002, we signed new commercial contracts including those with existing America's Blood Centers customers, the American Red Cross, the U.S. military and the Association of Independent Blood Centers to provide the Procleix® HIV-1/ HCV Assay. Also contributing to the increase in the first quarter 2003 as compared with the first quarter 2002 was continued penetration into several markets abroad. Slightly offsetting the increase was a one-time positive adjustment recognized in the first quarter 2002 under contracts with all our U.S. customers for increased donations exceeding contractual minimums.

        In March 2003, the U.S. Food and Drug Administration accepted an investigational new drug (IND) for the West Nile virus assay. The new assay will run on the same instrumentation platform as the currently approved Procleix® HIV-1/HCV assay, increasing use and adaptability for customers.

        Ortho-Clinical Diagnostics    Under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. We recognized product sales under this contract of $6.4 million and $7.2 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in the first quarter 2003 as compared with the first quarter 2002 primarily related to the timing of manufacturing services. In addition, Chiron supplies bulk antigens for Ortho-Clinical Diagnostics to be included in products to be sold by Bayer under a June 2001 agreement among Chiron, Ortho-Clinical Diagnostics and Bayer Corporation (see also "Royalty and license fee revenues—Bayer" below).

        We expect competitive pressures related to our blood testing products to continue into the future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1. "Business-Competition" of our Annual Report on Form 10-K for the year ended December 31, 2002.

        Equity in earnings of unconsolidated joint businesses    Our share of earnings from our joint business with Ortho-Clinical Diagnostics, Inc. was $26.5 million and $18.8 million for the three months ended March 31, 2003 and 2002, respectively. The increase in the first quarter 2003 as compared with the first quarter 2002 primarily resulted from (i) a one-time benefit in the first quarter 2003 due to a change in estimate relating to Ortho Clinical Diagnostics' non-U.S. affiliate sales, (ii) the timing of Ortho Clinical Diagnostics' shipments to third parties and (iii) increased profitability of Ortho-Clinical Diagnostics' foreign affiliates. Prior to the first quarter 2003, we had accounted for non-U.S. affiliate sales on a one-quarter lag. More current information is now available to us and as such, we now recognize non-U.S. affiliate sales on a one-month lag, consistent with the method of recognizing the rest of Ortho Clinical Diagnostics' business.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Under the Ortho-Clinical Diagnostics, Inc. contract, we conduct research and development services related to immunodiagnostic products. Our blood testing segment recognized total collaborative agreement revenues of $1.9 million and $2.6 million for the three months ended March 31, 2003 and 2002, respectively. The majority of collaborative agreement revenues recognized by our blood testing segment related to immunodiagnostic products. The fluctuations between the first quarter 2003 and the first quarter 2002 primarily related to the timing of research services.

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

        Royalty and license fee revenues    Our blood testing segment earns royalties on third party utilization of our hepatitis C virus and HIV related patents for use in blood screening based on third party sales of hepatitis C virus and HIV immunodiagnostic and probe diagnostic products for use in blood screening. The blood testing segment recognized royalty and license fee revenues of $15.6 million and $10.2 million for the three months ended March 31, 2003 and 2002, respectively.

        F. Hoffmann-La Roche settlement    In October 2000, we entered into three license agreements with F. Hoffmann-La Roche Limited and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV intellectual property. Two agreements relate to in vitro diagnostic products. See "Other—Royalty and license fee revenues" below. The third agreement for blood screening was superseded in May 2001 by two new agreements, one for each of hepatitis C virus and HIV. Revenues under these agreements were $14.4 million and $8.9 million for the three months ended March 31, 2003 and 2002, respectively. The increase in the first quarter 2003 as compared with the first quarter 2002 primarily related to a contractual increase in the royalty rates. Royalties will continue under these new agreements through the lives of the hepatitis C virus and HIV related patents covering F. Hoffmann-La Roche's nucleic acid testing products. Currently, the applicable issued hepatitis C virus related patents begin to expire in 2015 for the U.S. and in 2008 for Europe. Currently, the applicable issued HIV related patent in Europe expires in 2005. An HIV related patent was issued in the U.S. on March 13, 2003. The HIV related patent life in the U.S. is seventeen years from the date of issuance. As permitted under the terms of its licensing agreement, F. Hoffmann-La Roche has decided to institute arbitration proceedings in regard to the application of the U.S. patent. During the pendancy of any arbitration, F. Hoffmann-La Roche remains obligated to make all quarterly royalty payments, subject to a right to be reimbursed by Chiron if it is determined in the arbitration that such royalty payments were not due.

        Bayer    In June 2001, Chiron and Ortho-Clinical Diagnostics, Inc. entered into an agreement with Bayer Corporation. Under this agreement, Bayer manufactures and sells certain of Ortho-Clinical Diagnostics' hepatitis C virus and HIV immunodiagnostic products for use on Bayer's instrument platforms. Bayer paid us a license fee of $45.3 million, which we deferred (due to our continuing manufacturing obligations) and began recognizing as revenue in the third quarter 2001. We will recognize the remaining amount ratably through 2010.

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

        Gross profit    Blood testing gross profit as a percentage of net product sales was 40% and 37% for the three months ended March 31, 2003 and 2002, respectively. The increase in blood testing gross profit margins in the first quarter 2003 as compared with the first quarter 2002 related to (i) the increase in Procleix® HIV-1/ HCV product sales as a percentage of total blood testing product sales and (ii) the timing of manufacturing services under the Ortho-Clinical Diagnostics contract.

        Blood testing gross profit percentages may fluctuate in future periods as the blood testing product and customer mix changes.

        Research and development    Our blood testing segment recognized research and development expenses of $5.2 million and $4.2 million for the three months ended March 31, 2003 and 2002, respectively. The increase in research and development spending in the first quarter 2003 as compared with the first quarter 2002 primarily related to the continued development of nucleic acid testing products.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    Our blood testing segment recognized selling, general and administrative expenses of $7.8 million and $7.2 million for the three months ended March 31, 2003 and 2002, respectively. The increased selling, general and administrative expenses in the first quarter 2003 as compared with the first quarter 2002 related to the expansion of our customer base for the Procleix® HIV-1/HCV Assay in the U.S., Europe and other international markets. We expect continued growth in selling, general and administrative expenses related to nucleic acid testing technology and products as we expand our sales opportunities in new markets through additional nucleic acid testing adoption.

Other

        Royalty and license fee revenues    Our other segment earns royalties on third party sales of, and license fees on, several products. Our other segment recognized royalty and license fee revenues of $16.8 million and $14.8 million for the three months ended March 31, 2003 and 2002, respectively. The majority of royalty and license fee revenues related to the use of our hepatitis C virus and HIV related patents by various third parties.

        F. Hoffmann-La Roche settlement    In October 2000, we entered into three license agreements with F. Hoffmann-La Roche Limited related to the settlement of litigation in the U.S. and certain other countries for use of our hepatitis C virus and HIV nucleic acid testing intellectual property for use in clinical diagnostics.

        Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to F. Hoffmann-La Roche's use of our hepatitis C virus related patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to F. Hoffmann-La Roche's use of our hepatitis C virus related patent in its in vitro diagnostic products, which commenced in the first quarter 2001. Royalty revenues decreased in the first quarter 2003 as compared with the first quarter 2002, primarily as a result of decreased sales recognized by F. Hoffmann-La Roche.

        The HIV agreement provides for royalties on future sales related to F. Hoffmann-La Roche's use of our HIV related patent in its in vitro diagnostic products, which commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld our HIV related patent. Royalty revenues recognized under this agreement in the first quarter 2003 were consistent with the first quarter 2002.

        Such royalties will continue through the lives of the hepatitis C virus and HIV related patents covering F. Hoffmann-La Roche's nucleic acid testing products. Currently, the applicable issued hepatitis C virus related patents expire in 2015 for the U.S. and in 2008 for Europe. Currently, the applicable issued HIV related patent in Europe expires in 2005. An HIV related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. The HIV related patent life in the U.S. is seventeen years from the date of issuance. The issuance of the patent triggered a milestone payment to Chiron of $10.0 million from F. Hoffmann-La Roche, which was received in April 2003. As permitted under the terms of its licensing agreement, F. Hoffmann-La Roche has decided to institute arbitration proceedings in regard to the application of the U.S. patent. We have reserved for this $10.0 million milestone payment and interest as of March 31, 2003. During the pendancy of any arbitration, F. Hoffmann-La Roche remains obligated to make all quarterly royalty payments, subject to a right to be reimbursed by Chiron if it is determined in the arbitration that such royalty payments were not due.

        Bayer    A cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer, which increased in the first quarter 2003 as compared with the first quarter 2002.

        The balance of royalty and license fee revenues consisted of various other agreements, which individually were not material.

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

        Selling, general, and administrative    For the three months ended March 31, 2003 and 2002, our other segment recognized selling, general and administrative expenses of $16.8 million and $15.6 million, respectively. The increase in selling, general and administrative expenses in the first quarter 2003 as compared with the first quarter 2002 primarily resulted from increased consulting, severance and employee related expenses partially offset by higher litigation costs in the first quarter 2002 due to our continued investment in and defense of our patents and technology.

        Write-off of purchased in-process technologies    The write-off of purchased in-process technologies was $54.8 million in the first quarter 2002.

        On February 20, 2002, we acquired Matrix Pharmaceutical, Inc. and accounted for the acquisition as an asset purchase. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated a portion of the purchase price to purchased in-process technologies and wrote off $54.8 million in the first quarter 2002. We allocated a portion of the purchase price to a liability for asset disposal and lease cancellation for the San Diego, California facility closed during the third quarter 2002. In the fourth quarter 2002, we found an assignee for the manufacturing facility lease and revised the allocation of the purchase price resulting in a $9.6 million decrease to purchased in-process technologies. We do not anticipate that there will be any alternative future use for the in-process technologies that were written off. In valuing the purchased in-process technologies, we used probability-of-success-adjusted cash flows and a 20% discount rate. We assumed revenue from tezacitabine to commence after 2005. As with all pharmaceutical products, the probability of commercial success for any research and development project is highly uncertain.

        Restructuring and reorganization    For the three months ended March 31, 2003, we recorded a restructuring and reorganization charge of $0.2 million. The charge consisted of termination and other employee-related costs recognized in connection with the elimination of 6 positions in our Amsterdam manufacturing facility.

        Interest expense    For the three months ended March 31, 2003 and 2002, we recognized interest expense of $3.5 million and $3.2 million, respectively. The increase primarily was related to higher average borrowings during the first quarter 2003.

        Other income, net    Other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. For the three months ended March 31, 2003 and 2002, we recognized interest income of $7.0 million and $9.8 million, respectively. The decrease in interest income in the first quarter 2003 as compared with the first quarter 2002 primarily was due to lower average interest rates and lower average cash and investment balances.

        For the three months ended March 31, 2003 and 2002, we recognized gains of $4.6 and $6.5 million, respectively, related to the sale of certain equity securities.

        We did not recognize any losses attributable to the other-than-temporary impairment of equity securities for the three months ended March 31, 2003. For the three months ended March 31, 2002, we recognized losses attributable to the other-than-temporary impairment of certain equity securities of $1.8 million.

        In the second quarter 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us $5.1 million—the full principal plus interest. We recorded $1.5 million in other income, net, for the three months ended March 31, 2002.

        On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein's gross profit, through 2003. We received $2.0 million for 2002 and $5.4 million for 2001 during the three months ended March 31, 2003 and 2002, respectively.

        Income taxes    The reported effective tax rate for the three months ended March 31, 2003 was 25% of pretax income from continuing operations. The reported effective tax rate for the three months ended March 31, 2002 was 27% of pretax income from continuing operations, excluding the write-off of purchased in-process technologies related to the Matrix Pharmaceutical acquisition. The write-off of purchased in-process technologies in 2002 is not tax deductible. The 2003 effective tax rate is lower than the 2002 effective tax rate due to increased benefits associated with Chiron's research and development activities and tax planning initiatives. The effective tax rate may be affected in future periods by changes in management's estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

        Discontinued Operations    In a strategic effort to focus on our core businesses of biopharmaceuticals, vaccines and blood testing, we completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively.

        In the first quarter 2003, Chiron and Bayer Corporation reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer. Under this settlement agreement, we made a payment to Bayer during the first quarter 2003. We utilized an amount previously reserved for indemnity obligations, based upon the settlement agreement with Bayer. These amounts resulted in a net charge of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million which was recorded as a "Gain on disposal of discontinued operations" for the three months ended March 31, 2003.

        In connection with the sale of Chiron Diagnostics and Chiron Vision, we recorded cumulative net deferred tax assets of $0.4 million and $8.5 million at March 31, 2003 and December 31, 2002, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. We also recorded corresponding valuation allowances of $0.4 million and $8.5 million at March 31, 2003 and December 31, 2002, respectively, to offset these deferred tax assets, as management believes that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. The future recognition of these deferred tax assets will be reported as a component of "Gain (loss) on disposal of discontinued operations."

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (referred to as FIN No. 46), "Consolidation of Variable Interest Entities" which address the accounting for certain off-balance sheet lease financing. FIN No. 46 will be effective for Chiron for the interim period ended September 30, 2003. In June 1996, we entered into a seven-year agreement with a group of financial institutions (the "lessors") to lease a research and development facility. On or before August 1, 2003, we can choose to either purchase the facility from the lessors or sell the facility to a third party. If we purchase the facility, we must pay the lessors $172.6 million. This lease financing is described further in Note 13— "Commitments and Contingencies," in our Annual Report on Form 10-K for the year ended December 31, 2002. As we finalize the options related to our June 1996 lease financing by August 1, 2003, we will continue to monitor the impact of FIN No. 46 on our Consolidated Financial Statements.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (referred to as FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Financial Accounting Standards Board Statements No. 5, 57, and 107 and Rescission of Financial Accounting Standards Board Interpretation No. 34." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

        We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

        In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our Consolidated Financial Statements.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF Issue No. 94-3. The adoption of SFAS No. 146 affects the timing of recognizing future restructuring costs as well as the amount recognized under such costs. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Chiron adopted the provisions of SFAS No. 146 effective January 1, 2003.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our Consolidated Financial Statements.

Liquidity and Capital Resources

        Our capital requirements have generally been funded from operations, cash and investments on hand, debt borrowings and issuance of common stock. Our cash and investments in marketable debt securities, which totaled $1,279.6 million at March 31, 2003, are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

        We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements including any cash utilized under our stock repurchase program. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets.

        Sources and uses of cash    We had cash and cash equivalents of $245.5 million and $309.0 million at March 31, 2003 and 2002, respectively.

        Operating activities    For the three months ended March 31, 2003, net cash provided by operating activities was $66.2 million as compared with $17.1 million for the three months ended March 31, 2002. The increase in cash provided by operating activities primarily was due to higher income from continuing operations before depreciation and amortization and other non-cash charges. The net cash provided by operating activities for the three months ended March 31, 2003, was higher as compared to the three months ended March 31, 2002, due to the write-off of purchased in-process technologies of $54.8 million related to the Matrix Pharmaceutical acquisition during the three months ended March 31, 2002. In addition, cash provided by operating activities increased as a result of (i) the timing of royalty payments received under the Roche royalty arrangements and (ii) $14.4 million of cash received as a result of the Biogen and Serono settlements in connection with the McCormick patents (see "Biopharmaceuticals—Other revenues" above). These increases were partially offset by higher payments made in the first quarter 2003 as compared with the first quarter 2002. Increased payments in the first quarter 2003 as compared with the first quarter 2002, included a payment made to Bayer Corporation as a result of a settlement agreement relating to certain claims raised by Bayer in connection under the Stock Purchase Agreement dated September 17, 1998.

        At March 31, 2003, we had foreign net operating loss carryforwards of approximately $13.2 million, of which approximately $3.6 million begin expiring over the period 2008 to 2018. The remaining foreign net operating loss carryforwards of $9.6 million are available to offset future taxable income without limitation.

        At March 31, 2003, we had unutilized federal net operating loss carryforwards attributable to the acquisition of Matrix Pharmaceutical of approximately $56.7 million, which are available to offset future domestic taxable income ratably through 2022.

        At March 31, 2003, we had $34.0 million of state net operating loss carryforwards, which expire between 2003 and 2022, and state net operating loss carryforwards attributable to the acquisition of Matrix Pharmaceutical, Inc. of approximately $28.4 million, which are available to offset taxable income ratably through 2012.

        At March 31, 2003, we had $2.2 million of federal business tax credit carryforwards attributed to the acquisition of PathoGenesis Corporation, which expire in 2012. At March 31, 2003, we had $3.6 million of federal business tax credit carryovers, which expire in 2007, and state business tax credit carryovers of $23.0 million, which are available to offset future state tax liabilities without limitation.

        We anticipate that research and development expenditures in 2003 will primarily be driven by (i) those activities under our December 2001 and June 2002 collaboration agreements with Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.) related to, among other things, the development of a dry powder formulation of our inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients and a dry powder inhaleable erythromyclamine product targeted for the treatment of acute exacerbations of chronic bronchitis, (ii) those activities related to the development of tezacitabine, obtained as a part of the acquisition of Matrix Pharmaceutical in the first quarter 2002, (iii) those activities related to the development of interleukin-2 in combination with various monoclonal antibodies, (iv) expansion of our meningococcal franchise, (v) development of a flu cell culture system and (vi) research activities focused on identifying several novel vaccines and therapeutics for clinical development in the areas of oncology and infectious disease. In addition, we are required to make capital improvements to our existing manufacturing facilities to support the supply of Betaferon® to Schering. In connection with this project, we are continuing to incur expenses relating to the development of new processes and the performance of test runs related to installed equipment. Net cash from operating activities are expected to fund these research and development activities.

        Investing activities    For the three months ended March 31, 2003, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $190.6 million, capital expenditures of $33.9 million, purchases of equity securities and interests in affiliated companies of $1.4 million, cash paid for acquisitions, net of cash acquired of $0.2 million and other uses of cash of $5.1 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $192.8 million and proceeds from sale of equity securities and interests in affiliates companies of $2.0 million.

        In April 2001, we entered into a collaboration with Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Our commitment is approximately 26.4 million Euro ($28.4 million at March 31, 2003) for the expansion of our Italian manufacturing facilities, of which we paid 3.1 million Euro ($3.3 million), as of March 31, 2003. This agreement began in the fourth quarter 2001 and is expected to continue through 2008. We currently are evaluating various financing alternatives to fund this expansion.

        In February 2001, our Board of Directors approved a $235.0 million capital expansion project, which includes the construction of a research and development facility (including a supporting central utility facility) and a parking structure in Emeryville, California. We had committed to $37.0 million in design and construction services, under which we had incurred costs of $26.8 million, as of March 31, 2003. We may cancel these remaining commitments at any time. Related to the research and development facility, we are evaluating various financing alternatives to fund this expansion.

        The purchases of equity securities and interests in affiliated companies consisted of a $1.4 million capital contribution under a 2000 limited partnership agreement. Chiron is a limited partner of several venture capital funds. We will pay $45.0 million over ten years, of which $27.0 million was paid through March 31, 2003. We account for these investments under the equity method of accounting in accordance with the provisions of EITF Topic No. D-46, "Accounting for Limited Partnership Interests."

        For the three months ended March 31, 2002, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $164.0 million, cash paid for acquisitions, net of cash acquired of $44.0 million, capital expenditures of $27.0 million and purchases of equity securities and interests in affiliated companies of $0.5 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of

$192.8 million, proceeds from the sale of assets of $0.1 million, proceeds from the sale of equity securities and interests in affiliated companies of $2.1 million and other uses of cash of $2.3 million. The purchases of equity securities and interests in affiliated companies consisted of a $0.5 million capital contribution under a 2001 limited partnership agreement.

        Financing activities    For the three months ended March 31, 2003, net cash used in financing activities consisted of $37.1 million for the acquisition of treasury stock, $0.1 million for the net repayment of short-term borrowings and $0.02 million for the repayment of debt. Cash used in financing activities was offset by $3.5 million in proceeds from the reissuance of treasury stock (related to stock option exercises) and $1.4 million in proceeds from put options.

        Our Board of Directors has authorized the repurchase of our common stock on the open market. In December 2002, our Board of Directors approved an additional 5.0 million share increase and authorized such repurchases through December 31, 2003. As of March 31, 2003, we may repurchase up to an additional 4.0 million shares of our common stock.

        In January 2001, we initiated a put option program to reduce the effective costs of repurchasing our common stock. Under this program, we enter into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell us a specified number of shares at a specified price on a specified date. As of March 31, 2003, we had an outstanding put option contract with a third party, entitling the holder to sell to us 0.5 million shares. In connection with the sale, we collected a $1.4 million premium. The option expires in May 2003, and has an exercise price of $36.79 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $18.4 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheet at March 31, 2003.

        As of December 31, 2002, we had an outstanding put option contract with a third party entitling the holder to sell to us 0.5 million shares. The option expired on January 29, 2003 and had an exercise price of $38.11 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $19.1 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Condensed Consolidated Balance Sheet at December 31, 2002. On January 29, 2003, our closing stock price was $37.94. Although the closing stock price was below the stipulated $38.11, the third party elected not to exercise the options. As a result, the temporary equity of $19.1 million was reclassified to permanent equity in the first quarter 2003.

        For the three months ended March 31, 2002, net cash provided by financing activities consisted of $14.1 million in proceeds from the reissuance of treasury stock (related to stock option exercises) and $1.1 million in proceeds from put options. Cash provided by financing activities was offset by $5.7 million for the acquisition of treasury stock and $0.1 million for the net repayment of short-term borrowings.

        We are currently evaluating a number of business development opportunities. To the extent that we are successful in reaching agreements with third parties, these transactions may involve selling a significant portion of our current investment portfolio, incurring additional debt or may cause us to issue Chiron shares.

        Borrowing arrangements    Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at March 31, 2003 and December 31, 2002. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million.

        We also have various credit facilities available outside the U.S. There were no outstanding borrowings under these facilities at March 31, 2003. Borrowings under these facilities totaled $0.1 million at December 31, 2002. One facility is maintained for general corporate use including our European subsidiaries and our 51%-owned Indian subsidiary, and allows for total borrowings of $50.0 million. The Indian subsidiary is limited to total borrowings of 200 million Indian Rupee ($4.2 million at March 31, 2003) under this facility. There were no outstanding borrowings under this facility at March 31, 2003. At December 31, 2002, $0.1 million was outstanding under this facility. Our Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 10.9 million Euro ($11.7 million at March 31, 2003). There were no outstanding borrowings under these facilities at March 31, 2003 and December 31, 2002.

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

Regulatory Standards

        We must obtain and maintain regulatory approval in order to market most of our products. Generally, these approvals are on a product-by-product and country-by-country basis. In the case of therapeutic products, a separate approval is required for each therapeutic indication. See Part I, Item 1. "Business—Government Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2002. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, regulations may be amended from time to time. Revised regulations may require us to reformulate products on a country or regional basis, obtain additional regulatory approvals, or accept additional risks that our products will not maintain market acceptance or be eligible for third party insurance coverage. Increased regulatory scrutiny and restrictions regarding marketing practices for products that are subject to government reimbursement may impact the sales of such products. There is no guarantee that we will be able to satisfy these new regulatory requirements and may suffer a loss of revenue as a result.

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

        In addition, any prolonged interruption in our operations or those of our partners could result in our inability to satisfy the product demands of our customers. A number of factors could cause interruptions, including equipment malfunctions or failures, damage to a facility due to natural disasters, such as an earthquake, suspension of power supplied to these facilities arising out of regional power shortages or terrorist activities and armed conflict, including as a result of the disruption of operations of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners and clinical trial sites.

Mishandling of Hazardous Materials Could Result in Substantial Costs

        In connection with our research and manufacturing activities, we utilize some hazardous materials. Great care is taken to ensure we have appropriate procedures and permits in place for storing and handling such hazardous materials. We could be subject to loss of our permits, government fines or penalties and/or other adverse governmental action if such hazardous materials are stored, handled or released into the environment in violation of law or any permit. A substantial fine or penalty, the payment of significant environmental remediation costs or the loss of a permit or other authorization to operate or engage in our ordinary course of business could result in material, unanticipated expenses and the possible inability to satisfy customer demand.

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

        We are a key provider for the blood screening field of nucleic acid testing and immunodiagnostics. In nucleic acid testing, we rely on our collaborative partner, Gen-Probe, to manufacture the Procleix® HIV-1/ HCV Assay; we currently source the related instrument system from third party suppliers. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription-Mediated Amplification technology. In immunodiagnostics, under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits sold in the clinical diagnostics and blood screening fields. While we and our partners work to mitigate the risks associated with being a key provider, there can be no assurance that our partner, Gen-Probe, will be able to provide sufficient quantities of the Procleix® HIV-1/ HCV Assay or that we will be able to manufacture sufficient bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. Our difficulties or delays or those of our partners' could cause a public health concern for the blood supply, as well as increase costs and cause loss of revenue or market share.

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

        As we are a key provider for the blood screening field of nucleic acid testing and immunodiagnostics, we may have product liability in addition to contract exposure, in the event that our difficulties or delays or those of our partners could cause a public health concern for the blood supply.

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

        The technologies applied by our competitors and us are rapidly evolving, and new developments frequently result in price competition and product obsolescence. In addition, we may be impacted by competition from generic forms of our products or substitute products. Specific to one product, TOBI®, a generic form of this product may be available from our competitors, which may cause loss of revenue or market share. In December 2002, the U.S. Food and Drug Administration tentatively approved an abbreviated new drug application for an inhaled tobramycin for sale in the U.S. following expiration of the orphan drug status of TOBI® in December 2004. We have a patent in the U.S. covering the formulation of TOBI® that will extend until 2014.

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

Costs Associated with Expanding the Business

        We expect to grow our business in areas in which we can be most competitive, either through in-licensing, collaborations or acquisitions of products or companies. In connection with these efforts, we may incur significant charges, costs and expenses which could impact our profitability, including impairment losses, restructuring charges, the write-off of purchased in-process technologies, transaction-related expenses, costs associated with integrating new businesses, the cost of amortizing intangibles and impairment of goodwill. Some transactions may require the consent of our stockholders or a third party, or the approval by various regulatory authorities. We have no assurance that such in-licensing, collaborations or acquisitions will be successful.

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

Our Relationship With Novartis AG Could Limit Our Ability to Enter into Transactions, Pursue Opportunities in Conflict With Novartis and Cause the Price of Our Common Stock to Decline

        We have an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, and as a result of subsequent stock issuances by Chiron, Novartis' ownership interest in Chiron is approximately 42.6% as of March 31, 2003. The Governance Agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron's Certificate of Incorporation or By-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis' request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock. For more information on our relationship with Novartis, see Note 9— "Related Party Transactions," in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk management    Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the first quarter 2003. These activities are discussed in further detail in Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II

Item 1. Legal Proceedings

        We are party to certain lawsuits and legal proceedings, which are described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2002. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002.

Average Wholesale Pricing

        In December 2001, Citizens for Consumer Justice and 13 other named plaintiffs filed a class action lawsuit in the United States District Court for the District of Massachusetts against 29 biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including DepoCyt®, which are reimbursed by Medicare. Plaintiffs alleged that defendants violated federal antitrust and racketeering laws by devising and implementing a fraudulent pricing scheme against Medicare and Medicaid beneficiaries, and sought declaratory relief, as well as compensatory and punitive damages. In March 2002, Plaintiffs filed an amended complaint that eliminated the antitrust allegations and changed the subject drug from DepoCyt® to Mitomycin®, a generic oncology drug sold by the Cetus-Ben Venue Therapeutics partnership. In September 2002, plaintiffs filed a Master Consolidated Class Action Complaint, which did not name Chiron as a defendant.

        In February 2002, the State of Montana, through its Attorney General, filed a complaint in the First Judicial District Court in Lewis and Clark County against 18 biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including DepoCyt®, that are reimbursed by Medicare and Medicaid. The Attorney General alleges that the Defendants violated Montana state and common laws on unfair trade practices and consumer protection, deceptive trade practices, Medicaid fraud, breach of contract and false claims, and seeks both compensatory and punitive damages.

        In March 2002, the State of Nevada, through its Attorney General, filed a complaint in the Second Judicial District Court in Washoe County against 10 biotechnology and pharmaceutical companies, including Chiron, concerning setting average wholesale prices for various products, including DepoCyt®, that are reimbursed by Medicare and Medicaid. The Attorney General alleges that Defendants violated Nevada state and common laws on unfair and deceptive trade practices and consumer protection, Medicaid fraud, racketeering, and seeks both compensatory and punitive damages.

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

        In October 2002 and February 2003, the Montana, Nevada and certain California actions were coordinated and consolidated to the In re Pharmaceutical Industry Average Wholesale Price Litigation pre-trial proceedings.

        In January 2003, the County of Suffolk filed a complaint in the United States District Court for the Eastern District of New York against 29 biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including TOBI®, which are reimbursed by Medicaid. Plaintiffs allege that defendants violated federal racketeering laws, federal and state laws on Medicaid fraud, and state laws on unfair trade practice, breach of contract, fraud and unjust enrichment by devising and implementing a fraudulent pricing scheme against Medicaid beneficiaries, and seeks declaratory relief, as well as compensatory and punitive damages. In March 2003, the matter was consolidated with the In re Pharmaceutical Industry Average Wholesale Price Litigation for pre-trial proceedings.

        It is not known when nor on what basis these matters will be resolved.

Bayer Corporation

        In January 2002, Bayer Corporation filed a complaint in the United States District Court for the District of Delaware against Chiron relating to the Stock Purchase Agreement dated September 17, 1998 between Chiron, Bayer Corporation and Chiron Diagnostics Corporation. Bayer Corporation alleges that Chiron violated certain representations and warranties made in the Stock Purchase Agreement and additionally seeks damages for alleged misrepresentation and fraud made in connection with the sale of Chiron Diagnostics Corporation. Based on these allegations, Bayer Corporation sought both compensatory and punitive damages. In April 2003, the parties settled the dispute and dismissed the case with prejudice except for Bayer's claim to indemnity for certain tax payments and exposures to certain asserted claims.

F. Hoffmann-La Roche Ltd.

        On March 11, 2003, the U.S. Patent and Trademark Office issued Chiron's U.S. Patent No. 6,531,276 (addressed to Methods For Detecting Human Immunodeficiency Virus Nucleic Acid) (the "'276 Patent"). Chiron contends that under the October 2000 HIV Probe License Agreement (the "Roche HIV Agreement") between Chiron, F. Hoffman-La Roche Ltd. and Roche Molecular Systems (collectively, "Roche"), Roche is obligated to pay certain licensing fees and ongoing royalties under the '276 Patent for the sale of certain Roche HIV nucleic acid testing tests. Roche disputes these obligations on a variety of grounds including non-infringement. Roche further contests the rate at which royalties must be paid if in fact claims within the '276 patent are infringed by its products. Pursuant to the Roche HIV Agreement on April 21, 2003, the parties have triggered alternative dispute resolution procedures to address these and potentially other disputes under the Roche HIV Agreement.

        It is not known when nor on what basis this matter will be concluded.

Institut Pasteur

        In April 2003, Institut Pasteur filed a complaint in the United States District Court for the District of Columbia against Chiron seeking reversal of certain judgments entered by the Board of Patent Appeals and Interferences (the "Board") of the United States Patent and Trademark Office in Patent Interference No. 103,659 (the "'659 Interference"). The '659 Interference involved claims in Chiron's U.S. Patent No. 5,156,949 (the "'949 patent") and in certain U.S. patent applications assigned to Institut Pasteur (the "Chang applications"), relating to HIV immunodiagnostic methods. In the '659 Interference, the Board issued a decision stating that the inventors of Chiron's '949 patent were the first to invent the technology at issue in the interference. Institut Pasteur asks the Court to reverse the Board's decisions.

        It is not known when nor on what basis this matter will be resolved.

Laboratory Corporation of America Holdings

        In April 2003, Chiron filed a complaint in the United States District Court for the Northern District of California against Laboratory Corporation of America Holdings, Laboratory Corporation of America and National Genetics Institute (collectively, the "Defendants"), seeking damages and an injunction against Defendants manufacture, use and sale of the UltraQual™ HCV RT-PRC Assay for infringing Chiron's U.S. Patent No. 6,074,816 (the "'816 patent"). The Defendants also filed a complaint in the United States District Court for the District of Delaware against Chiron seeking declaratory judgment that Defendants infringe neither the '816 patent, nor U.S. Patent Nos. 5,712,088 (the "'088 patent"), 5,863,719 (the "'719 patent"), the '816 patent, and 5,714,596 (the "'596 patent") (collectively, the "Chiron HCV patents"), and that the Chiron HCV related patents are invalid.

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
10.102
Amended and Restated Revolving Credit Agreement, dated as of August 13, 2002 (the "Credit Agreement"), by and between Chiron and Bank of America, N.A. (the "Bank"), and exhibits thereto, incorporated by reference to Exhibit 10.102 of Chiron's report on Form 10-Q for September 30, 2002.
10.211
Side Letter Agreement dated as of December 20, 2002, between Chiron and Schering Berlin, Inc. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.320
Amendment No. 4 to Agreement with Gen-Probe Incorporated entered into effective March 5, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.517	Chiron Supplemental Executive Retirement Plan, as amended and restated effective March 1, 2003.*

10.621	Letter Agreement dated March 19, 2003, between Chiron and Howard H. Pien.*
10.622	Letter Agreement dated February 16, 2001, between Chiron and John A. Lambert.*
10.726	Amendment dated February 21, 2003 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited.
10.727	Amendment dated March 11, 2003 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited.

*
Management contract, compensatory plan or arrangement.

(b)
Reports on Form 8-K

        On February 21, 2003, Chiron filed a Current Report on Form 8-K, reporting under Item 5, the appointment of J. Richard Fredericks to Chiron's Board of Directors, effective that date, thereby increasing the number of directors from eleven to twelve. Mr. Fredericks will serve until the next annual meeting of stockholders in May 2003, and thereafter until his successor is duly elected and qualified, or until his earlier resignation or removal.

        On March 19, 2003, Chiron filed a Current Report on Form 8-K, reporting under Item 5, the appointment of Howard Pien to Chiron's Board of Directors, effective that date, thereby increasing the number of directors from twelve to thirteen. Mr. Pien will serve until the next annual meeting of stockholders in May 2003, and thereafter until his successor is duly elected and qualified, or until his earlier resignation or removal.

CHIRON CORPORATION
March 31, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Chiron has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: May 5, 2003	BY:	/s/ HOWARD H. PIEN Howard H. Pien President and Chief Executive Officer
DATE: May 5, 2003	BY:	/s/ DAVID V. SMITH David V. Smith Vice President, Finance and Acting Chief Financial Officer

CERTIFICATIONS

I, Howard H. Pien, certify that:

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

DATE: May 5, 2003

/s/ HOWARD H. PIEN Howard H. Pien President and Chief Executive Officer

I, David V. Smith, certify that:

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

DATE: May 5, 2003

/s/ DAVID V. SMITH David V. Smith Vice President, Finance and Acting Chief Financial Officer

QuickLinks

CHIRON CORPORATION TABLE OF CONTENTS
  Item 1. Financial Statements
CHIRON CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share data)
CHIRON CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited) (In thousands, except share data)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands)
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
CHIRON CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS