Form 10-K
period 2003-12-31
CHIRON CORP
filed 2004-03-03
CIK 706539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: ☒    No: ☐

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 30, 2003 as reported on the NASDAQ National Market, was approximately $3.5 billion. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding Common Stock at June 30, 2003 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of January 31, 2004 was $4.4 billion. The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 2004:

Title of Class	Number of shares
Common Stock, $0.01 par value	187,524,120

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 27, 2004 are incorporated by reference into Part II and into Part III of this Report.

PART I

ITEM 1.    BUSINESS

Our Policy on Forward-Looking Statements

        This 10-K contains forward-looking statements regarding our expectations, hopes or intentions regarding the future, including statements relating to sales growth, product development initiatives, new product marketing, acquisitions, competition, in- and out-licensing activities and expected cost savings that involve risks and uncertainties and are subject to change. The forward-looking statements contained in this 10-K reflect our current beliefs and expectations on the date of this 10-K. Actual results, performance or outcomes may differ from current expectations. Our actual performance may differ from current expectations due to many factors, including the outcome of clinical trials, regulatory review and approvals, manufacturing capabilities, intellectual property protections and defenses, stock-price and interest-rate volatility and marketing effectiveness. In particular, there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products, or achieve market acceptance for such new products. There can be no assurance that our out-licensing activity will generate significant revenue, or that our in-licensing activities will fully protect us from claims of infringement by third parties. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including stockholder and regulatory approvals and the integration of operations. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, in Part II, Item 7, of this 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Factors That May Affect Future Results." Consistent with SEC Regulation FD, we do not undertake an obligation to update the forward-looking information contained in this 10-K.

Company Summary

        Chiron Corporation is a global pharmaceutical company that leverages a diverse business model to develop and commercialize high-value products that make a difference in people's lives. We apply our advanced understanding of the biology of cancer and infectious disease to develop products from our platforms in proteins (therapeutic proteins and monoclonal antibodies), small molecules and vaccines. We commercialize our products through three business units: blood testing, vaccines and biopharmaceuticals.

Focus on Cancer and Infectious Disease

        Chiron is focused on developing products for cancer and infectious diseases. We continue to build upon our cancer franchise, which has three dimensions: immune-based therapies, antibodies and novel small molecule anti-cancer agents. In the infectious disease area, we have a range of products spanning all three of our business units.

Blood Testing

        Chiron Blood Testing develops and commercializes a range of blood safety products used by the blood banking and transfusion medicine industry. Our commercial products include:

  •
  Procleix® HIV-1/HCV Assay: A nucleic acid test (NAT) co-developed with Gen-Probe Incorporated for the simultaneous detection of HIV-1 and hepatitis C virus (HCV) in whole blood, organs and tissue;

  •
  RIBA® tests: Immunodiagnostic supplemental confirmatory tests for HIV and HCV developed by Chiron and marketed through our joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company; and

  •
  A line of immunodiagnostics screening tests for infectious diseases, also marketed through our joint business contractual arrangement with Ortho.

        Also available for sale outside the United States or under IND are the following products:

  •
  Procleix® Ultrio™ Assay: A nucleic acid test co-developed with Gen-Probe Incorporated for the simultaneous detection of HIV-1, HCV and hepatitis B virus (HBV) in whole blood, organs and tissue; and

  •
  Procleix® WNV Assay: A nucleic acid test co-developed with Gen-Probe Incorporated for the detection of West Nile virus (WNV) in whole blood, organs and tissue.

Vaccines

        Chiron Vaccines, the fifth largest vaccines business in the world, currently offers more than 30 vaccines including flu, meningococcal, travel and pediatric vaccines. We provide a range of vaccines, including:

  •
  Fluvirin®, Agrippal® S1 and Begrivac™, trivalent influenza vaccines;

  •
  Fluad®, an innovative adjuvanted influenza vaccine;

  •
  Menjugate®, a conjugated vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C;

  •
  Encepur™, a preservative-free vaccine against tick-borne encephalitis;

  •
  Rabipur®/RabAvert®, a cell culture vaccine against rabies;

  •
  Arilvax™, a vaccine against yellow fever;

  •
  DTP, diphtheria, tetanus and pertussis (whooping couch) vaccine; and

  •
  Oral polio vaccine.

Biopharmaceuticals

        Chiron Biopharmaceuticals discovers, develops, manufactures and markets a range of therapeutic products. Our products include:

  •
  TOBI® (tobramycin solution for inhalation) for pseudomonal lung infections in cystic fibrosis patients;

  •
  Proleukin® (aldesleukin) for cancer (metastatic melanoma and renal cell carcinoma); and

  •
  Betaseron® (interferon beta-1b) for multiple sclerosis.

Intellectual Property

        Chiron has a large portfolio of intellectual property, with key positions in hepatitis C virus and HIV. Chiron has entered into numerous collaborations and licensing agreements with major companies, particularly in the areas of blood screening and diagnostics.

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

        We also make available on our website our Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, and our Code of Conduct. The information contained on our website, or on other websites linked to our website, is not part of this report.

Product Descriptions

Blood Testing

        Our blood testing business consists of two separate collaborations: an alliance with Gen-Probe Incorporated and a joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc.

        Our collaboration with Gen-Probe is focused on developing and commercializing nucleic acid testing (NAT) products using transcription-mediated amplification technology to screen donated blood, plasma, organs and tissue for viral infection. Compared to immunodiagnostic testing, where infection is determined by the presence of antibodies, testing directly for the presence of viral nucleic acids improves the sensitivity of the test and enables infection to be detected earlier than previously approved technologies. Under the terms of the collaboration agreement, Gen-Probe performs certain product development and assay and instrument manufacturing functions, while Chiron and Gen-Probe jointly participate in new assay and instrument research and development. Chiron sells the collaboration's products under the Procleix® brand name, and Gen-Probe receives a percentage of our sales revenues.

        The Chiron/Gen-Probe collaboration's first product, the Procleix® HIV-1/HCV Assay and System received FDA approval in February 2002 and CE Mark in Europe in 2003. It is the first and only NAT test that allows for the simultaneous detection of HIV-1 and hepatitis C virus (HCV) and is performed on a semi-automated instrument system. The Procleix® HIV-1/HCV Assay and System is commercially available in the United States and throughout Europe, Australia and New Zealand and is under evaluation in South American and Asian countries.

        On July 1, 2003, following a 9-month development cycle, Chiron introduced the Procleix® WNV Assay under an Investigational New Drug (IND) protocol. The test was developed in collaboration with Gen-Probe in response to an FDA request for a NAT test able to detect the West Nile virus by the start of the 2003 mosquito season. Between July 1 and December 31, 2003 over 800 confirmed West Nile virus contaminated units of donated blood were detected by the Procleix® WNV Assay, potentially preventing over two thousand transfusion transmissions of the virus. The primary market for this product is the U.S., though European and Asian medical authorities have expressed interest in conducting epidemiological studies in 2004. We expect to begin pivotal clinical trials of the Procleix® WNV Assay in the first half of 2004 as a first step towards seeking licensure of this assay in the United States.

        The Procleix® Ultrio™ Assay is the collaboration's premium product offering that adds the direct detection of hepatitis B virus (HBV) to the approved Procleix® HIV-1/HCV Assay allowing for three results to be obtained in the same amount of time, and using the same instrumentation. Over 350 million people worldwide are chronic carriers of HBV, with over 2 billion infected. HBV is the leading cause of liver cancer in the world and is at its highest prevalence in Southeast Asia, Southern Europe, India and Africa. In the U.S. and Western Europe infection rates are estimated at approximately 2% of the population. The Procleix® Ultrio™ Assay received CE Mark Registration in Europe in January 2004. Clinical trials in the U.S. began in the fourth quarter 2003 on the semi automated instrument system, to be followed on the fully automated TIGRIS™ instrument. Chiron expects to file a Biologics License Application (BLA) in 2004.

        Our joint business contractual arrangement with Ortho-Clinical Diagnostics was formed in 1989, to develop and sell immunodiagnostic tests to detect retroviruses and hepatitis viruses in blood. The joint business contractual arrangement sells a full line of immunodiagnostic tests for hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. We manufacture, and perform research on, viral antigens for further manufacture by Ortho-Clinical Diagnostics into testing assays and supplemental hepatitis and HIV tests. Ortho-Clinical Diagnostics manufactures and sells the assays and instrument systems. Chiron and Ortho-Clinical Diagnostics share equally in the pretax operating earnings generated under the contractual arrangement. The joint business contractual arrangement holds the immunodiagnostic rights to our hepatitis and retrovirus patents and receives royalties from the sale of hepatitis C virus and HIV tests sold by Abbott Laboratories, Inc. and from sales of hepatitis C virus tests by Bio-Rad Laboratories, Inc. and certain other licensees.

        Chiron has engaged Gen-Probe and Ortho-Clinical Diagnostics in extensive business continuity planning to limit any disruption to our current source of these blood safety products in the event of a loss of manufacturing capability. Chiron maintains several months' supply of NAT reagents in inventory. Ortho maintains similar inventories of immunodiagnostics products.

        Sales of nucleic acid testing products accounted for 11%, 10% and 4% of our consolidated total revenues in 2003, 2002 and 2001, respectively. Revenues related to our arrangement with Ortho, including the joint business contractual arrangement, accounted for approximately 8%, 10% and 9% of our consolidated total revenues in 2003, 2002 and 2001, respectively.

Vaccines

        Following the acquisition of United Kingdom based PowderJect Pharmaceuticals in July 2003, Chiron commenced sales of Fluvirin®, a trivalent influenza vaccine. Fluvirin® is one of only two injectable flu vaccines approved for use in the U.S. by the regulatory authorities. Between 10% and 20% of the U.S. population contracts the flu each year. Vaccination not only decreases the risk of illness for the vaccine recipient, but also helps prevent the spread of the flu virus and limits its role in the potential development of life-threatening complications. In an average year in the U.S., flu kills an estimated thirty-six thousand people, primarily in the over-65 population, and results in one hundred and fourteen thousand people being hospitalized. In addition to its U.S. approval, Fluvirin® is registered for use in over 20 countries. The vast majority of Fluvirin® production is supplied to the U.S. market, with the United Kingdom accounting for most of the balance. Chiron's flu vaccine franchise is complemented by three other established brands, Agrippal® S1, Begrivac™, and Fluad®, which are marketed outside of the U.S., largely in Europe.

        In 2000, Chiron commenced sales of Menjugate®, a conjugate vaccine against meningococcal disease caused by the bacterium N. meningitidis serogroup C. Invasive infection with the bacteria N. meningitidis can lead to meningitis and septicemia (blood poisoning). Meningococcal meningitis, which can be caused by multiple serogroups (A, B, C, W, Y and others), is associated with both high mortality and morbidity. In March 2000, the Medicines Control Agency approved Menjugate® for sale in the United Kingdom. The National Health Service in the United Kingdom accepted our tender to supply Menjugate® each year since then. We are also selling Menjugate® in Canada, Germany, Ireland, Spain, Hungary, France and Australia. We have received approval to market Menjugate® elsewhere in the European Union through the mutual recognition procedure.

        Chiron also manufactures and markets Fluad®, an adjuvanted flu vaccine, which uses our proprietary MF-59, an adjuvant which improves the body's immune response to vaccination. Adjuvants are compounds that amplify the immune response generated by vaccine antigens. This adjuvanted vaccine accords longer lasting protection to older patients protecting them from influenza and its complications. Fluad® currently is marketed in Germany, Austria, Italy (under the trade names Fluad and Influpozzi Adiuvato) and Spain (under the trade name Chiromas). We have gained approval to market Fluad® in 12 countries of the European Union through the European mutual recognition procedure.

        In 2000, we entered into a co-promotion and co-marketing agreement with Aventis Pasteur MSD related to Menjugate® and Fluad®. Under the agreement, Aventis Pasteur MSD assists Chiron in marketing and sales efforts (co-promotion) related to Menjugate® in the United Kingdom and Ireland. Aventis Pasteur MSD distributes, co-markets and sells Menjugate® under its own label in the rest of Europe. Aventis Pasteur MSD similarly co-markets Fluad® in Europe.

        In Italy, we manufacture and/or market vaccines for:

  •
  meningococcal infection;

  •
  haemophilus influenza type b;

  •
  influenza;

  •
  measles;

  •
  mumps;

  •
  rubella; and

  •
  polio (oral vaccine).

        Also in Italy, under license, we market vaccines for pneumococcal disease.

        In Germany, we manufacture and/or market vaccines for:

  •
  meningococcal infection;

  •
  diphtheria;

  •
  tetanus;

  •
  pertussis;

  •
  influenza;

  •
  rabies;

  •
  tick-borne encephalitis; and

  •
  cholera.

        Also in Germany, under distribution agreements with other manufacturers, we market vaccines for:

  •
  hepatitis A virus;

  •
  measles;

  •
  mumps;

  •
  rubella;

  •
  typhoid fever;

  •
  pneumococcal disease;

  •
  polio (inactivated vaccine); and

  •
  hepatitis B (recombinant vaccine).

        In the United Kingdom, we manufacture and/or market vaccines for:

  •
  influenza;

  •
  yellow fever; and

  •
  tetanus.

        Also in the United Kingdom, under distribution agreements, we sell vaccines for rabies.

        In India, we manufacture, through Chiron Behring Vaccines Limited, a vaccine against rabies.

        We market most of our manufactured vaccines in other European countries and in the Middle East, the Far East, Africa and South America, and to international health agencies such as the World Health Organization. We market our flu and rabies vaccines in the U.S.

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

        Sales of Fluvirin® accounted for approximately 12% of our consolidated total revenues in 2003, with sales of our flu vaccine franchise accounting for approximately 19% of our consolidated total revenues in 2003. Sales of pediatric and other vaccines accounted for approximately 11% of our consolidated revenues in 2003. No other single vaccine product or class of vaccine product accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

Biopharmaceuticals

        We manufacture interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively "Schering"), under the trade names Betaseron® (in the U.S and other non-European markets) and Betaferon® (in Europe). Boehringer Ingelheim also supplies Betaferon® to Schering for sale in Europe. Multiple sclerosis is an autoimmune disease in which the patient's immune system attacks and destroys an element of the patient's own central nervous system. The active ingredient in Betaseron® is a modified form of a beta interferon produced naturally by the human body. Interferons help to regulate the immune system, and Betaseron® is thought to help slow down the immune system's attack on nerve tissue. While the ways in which Betaseron® actually affects multiple sclerosis are not clearly understood, it has been demonstrated clinically that Betaseron® may decrease the nerve damage associated with multiple sclerosis. It has been shown to reduce the overall frequency of multiple sclerosis relapses, which are also called exacerbations or attacks, as well as the number of moderate and severe relapses. Betaseron® is approved for relapsing/remitting multiple sclerosis in over 70 countries, including the U.S. and the European Union, and for secondary progressive multiple sclerosis in approximately 60 countries, including the European Union, Canada, Australia and New Zealand. In the second quarter of 2002, we launched a room temperature formulation of Betaseron®, which is the only beta interferon currently marketed in the U.S. that can be stored at room temperature long term, up to two years. To further increase ease of use, a diluent syringe presentation for Betaseron® was introduced in the U.S. in January 2004 and in Japan in December 2003.

        TOBI® is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. TOBI® has been tested and approved for cystic fibrosis patients with Pseudomonas aeruginosa lung infections. Pseudomonas aeruginosa is the most common bacterium causing lung infections in people with cystic fibrosis. Cystic fibrosis is caused by a genetic mutation that prevents cells from building a special protein required for normal movement of sodium chloride (salt) in and out of cells lining the lungs and other organs. This abnormal movement causes secretion of thick, sticky mucus in the airways. This mucus is not cleared from the airways and, as a result, bacteria begin to grow, causing infection. The use of oral and intravenous antibiotics to treat pseudomonal and other bacterial infections is well established. In cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. The advantage of inhalation is that it permits higher antibiotic concentrations in the lung and reduces side effects by limiting systemic exposure. Appropriate treatment of these chronic lung infections is a major contributor to the extended life span of patients with cystic fibrosis and to improve quality of life. The TOBI® formulation is well tolerated by patients, thereby leading to increased patient compliance and more effective control of infection. Treatment with TOBI® decreases the bacterial load, reduces the associated inflammatory response, and improves overall lung function. TOBI® is the first and only inhaled antibiotic solution to be approved by the U.S. Food and Drug Administration. TOBI® is marketed in the U.S., the European Union, Canada, Switzerland, Norway, Israel, Argentina and Brazil.

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

        Sales of Betaseron®, which include product sales to Berlex Laboratories and Schering and royalties earned on Schering's European sales of Betaferon®, accounted for approximately 11% (7% product sales and 4% royalties), 13% (9% product sales and 4% royalties) and 12% (9% product sales and 3% royalties) of our consolidated total revenues in 2003, 2002 and 2001, respectively. Sales of TOBI® accounted for approximately 10%, 12% and 11% of our consolidated total revenues in 2003, 2002 and 2001, respectively. No other biopharmaceutical product accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

Research and Development

        As a global pharmaceutical company, our focus on treatment of cancer and infectious disease in the Vaccines and Biopharmaceutical business units starts with the discovery process, using our three product platforms—proteins (therapeutic proteins and antibodies), small molecules and vaccines—and if successful, continues into the clinic and on to commercialization. In addition to our research and development activities, technologies that are developed in collaborations with third parties, as well as technologies licensed from outside parties, also are sources of potential products for our business units.

        Products or product candidates that are inappropriate for our commercial organization are out-licensed to other companies. This portfolio of intellectual property is, and will continue to be, an important part of our business model.

Blood Testing

        Chiron participates in the development of a range of hepatitis and retrovirus immunoassays for use in screening of donated blood, plasma, organs and tissue and in in-vitro clinical diagnostics through the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc.

        Chiron and Gen-Probe Incorporated are working toward expanding the nucleic acid test menu on the Procleix® System. The current menu consists of a combination test for HIV-1 and hepatitis C virus and is being expanded to include other transfusion transmitted viruses, such as hepatitis B virus, hepatitis A virus, Parvo virus B19 and the West Nile virus.

        Chiron is also developing enhancements to the current Procleix® Instrumentation System to provide a higher level of automation. The Procleix® Optiva™ System, which consists of multiple components is expected to automate several of the manual tasks performed on the current platform. In addition, clinical trials of the fully automated TIGRIS™ instrument, which is under development by Gen-Probe, are expected to begin in the first quarter of 2004. The Procleix® Ultrio™ Assay was designed to be run on both the current Procleix® Instrumentation System as well as TIGRIS. Future assays described above are also being designed to run on the TIGRIS instrument.

        Two agreements entered into at the end of 2003 have the potential to move the business unit into the expanded realm of Blood Safety:

  •
  The licensure of proprietary nucleic acid technology from Infectio Diagnostic Inc. (IDI) for which Chiron obtained the rights to all current and future products for the detection of bacteria in platelets and blood products for transfusion. Over the course of the next two years IDI will transfer all research and development and manufacturing to Chiron. This technology enables the rapid detection of bacteria in platelets, which is critical given the five-day shelf life of platelet concentrates; and

  •
  The formation of a collaboration with ZymeQuest to develop and commercialize ZymeQuest's enzyme conversion system which converts groups A, B and AB red blood cells to enzyme-converted universal blood group O. Chiron made an equity investment in ZymeQuest and obtained worldwide marketing and commercial rights to the technology. We anticipate the technology to fill a critical need for blood and transfusion centers as up to 10% of the global blood supply is discarded each year due to non-matches between blood on the shelf and patients.

Vaccines

        We are building on our successful flu vaccine franchise by developing next generation cell-culture production technology. This approach has the potential to increase the flexibility of our production process, while adding incremental capacity. We have currently undertaken a number of clinical studies, in which the vaccine demonstrated satisfactory safety and immunogenicity. We plan to initiate phase III testing in 2004.

        We are building on the success of Menjugate®, Chiron's conjugate vaccine against Meningococcus C infection, through the development of other vaccines against additional Meningococcal strains responsible for human disease. These include a second-generation vaccine candidate utilizing Chiron's novel genomic approach against Meningococcus B for which no broadly efficacious vaccine is currently available, which will enter phase I testing in 2004, and a tetravalent conjugate ACWY vaccine, which is currently in phase II. Through collaborations, Chiron also is obtaining human safety and immunogenicity information on hepatitis C virus vaccines candidates, and Chiron's vaccine against HIV, which began Phase I testing in 2003.

        We are also developing novel adjuvants, compounds that amplify the immune response generated by vaccine antigens. One of our adjuvants, MF-59, is a component of Fluad®, our novel flu vaccine. In addition, we are conducting preclinical investigations of alternative delivery approaches for vaccines that may be used in lieu of injection, such as via intranasal or oral administration.

Biopharmaceuticals

Research

        We create proteins (therapeutic proteins and monoclonal antibodies) and small molecules as therapeutic agents for the treatment of cancer and infectious diseases. The drug discovery process is somewhat different for these therapeutic modalities but starts with the identification and validation of targets using a variety of technologies.

        With small molecules, the initial drug starting points are identified by high throughput screening, and structure based drug design, if the structure of the target has been solved. Optimization of potency, selectivity and drug properties are followed by in vivo testing and further improvements.

        Proteins produced naturally by the human body play a variety of roles, including controlling disease. Administered as therapeutic agents, some proteins or specific antibodies can enhance the patient's natural ability to fight disease. As in the small molecule development process therapeutic proteins and antibodies can be engineered to improve their activity and drug properties, and genetically engineered cells can produce large quantities of the proteins at reasonable cost.

Development

        Our Biopharmaceuticals business unit focus is in oncology and infectious disease. We conduct clinical trials by contracting some services with Clinical Research Organizations. Chiron is subject to the general risks of drug development, and as such, we expect both pipeline advancement and attrition in any given year.

Development—Infectious Disease

        Chiron continues to build its portfolio of products to treat and prevent infectious disease.

        Tifacogin    Tifacogin (recombinant Tissue Factor Pathway Inhibitor), a coagulation inhibitor, was developed in collaboration with Pfizer, Inc. (formerly Pharmacia & Upjohn, Inc.). In October 2003 Chiron acquired all of Pfizer, Inc.'s interest in tifacogin, in return for which Pfizer will receive royalties on sales of tifacogin. We are initiating plans for a Phase III trial for tifacogin in patients with severe community-acquired pneumonia.

        Daptomycin    We acquired rights in the antibiotic daptomycin for certain countries outside of the U.S. from Cubist Pharmaceuticals, Inc. Daptomycin has been approved by the FDA for the treatment of complicated skin and skin structure infections caused by Gram-positive bacteria. We are determining the regulatory path forward for daptomycin in the European union.

        Cyclosporine for Inhalation    We acquired worldwide development and commercial rights from Novartis for aerosolized cyclosporine (ACsA), a therapy under evaluation for treatment of acute rejections in lung transplant recipients. We plan to file an NDA in 2004.

        TOBI® (tobramycin) for Inhalation    We are working to develop and register a product combining TOBI® and a new inhalation device. In December 2001, we entered into a collaboration with Nektar Therapeutics, Inc. (formerly Inhale Therapeutic Systems, Inc.) to develop a dry powder formulation of TOBI® for use with such new device. Our goal is to improve convenience through the development of a portable device which will reduce the time to deliver TOBI® to the cystic fibrosis patient's lungs. We initiated Phase I clinical trials in 2003 to test the new device and the dry powder formulation of TOBI. We anticipate Phase I results for this study in the first half of 2004 and, based on an understanding with the FDA, may move directly to Phase III testing.

        SILCAAT    Proleukin® (aldesleukin), a recombinant protein already approved for marketing as a treatment for certain forms of kidney and skin cancer, is being clinically evaluated for treatment of patients with HIV infection through an agreement between Chiron, the National Institutes Allergy and Infectious Disease (NIAID) and University of Minnesota.

Development—Oncology

        Chiron's oncology franchise has three dimensions: immune-based therapies, monoclonal antibodies and novel cancer agents.

        Proleukin® (aldesleukin) for injection plus rituximab    We are expanding enrollment in the Phase II study of Proleukin (aldesleukin) for injection plus rituximab in patients with low-grade non-Hodgkin's lymphoma who have failed rituximab therapy. In addition, a new controlled study will be initiated to study Proleukin plus rituximab in rituximab-naïve patients to determine the combination's potential as an early treatment option in non-Hodgkin's lymphoma.

        Tezacitabine    We are conducting a Phase II clinical trial for tezacitabine, one of several novel cancer therapies we are developing, to study the compound's safety and efficacy as a second-line therapy in gastroesophogeal cancer.

        GFKI    We have initiated Phase I clinical trials for a growth factor kinase inhibitor, GFKI, Chiron's first small-molecule oncology compound.

        Anti-CD40    We are planning to file an investigational new drug application (IND) for a monoclonal antibody oncology compound, anti-CD40, in 2004.

        Cardioxane™ dexrazoxane    We are analyzing results of a clinical trial and considering a submitting license amendment in the E.U.

Development—Discontinued Projects

        During the year the following projects were discontinued:

        PA-2794    In addition to our collaboration with Nektar regarding TOBI®, we entered into a collaboration with Nektar in June 2002 to develop a dry powder formulation of PA-2794, a proprietary anti-infective for treatment of lung infections. Development of PA-2794 was discontinued in 2003.

        Angiozyme    In 2003, we discontinued our research and development of Angiozyme, a synthetic ribozyme designed as an angiogenesis inhibitor for cancer and developed jointly in a collaboration led by Sirna Pharmaceuticals, Inc. (formerly Ribozyme Pharmaceuticals).

Research and Development Expenses and Related Revenues

        Research and development expenses for the years ended December 31, 2003, 2002 and 2001 for Chiron-sponsored research, including payments to collaboration partners, was $409.8 million, $325.8 million and $344.4 million, respectively. Under contracts where we recognize revenue based upon research and development work performed, the revenues amounted to $16.8 million, $19.5 million and $30.2 million in 2003, 2002 and 2001, respectively. We recorded these revenues in "Collaborative agreement revenues" and "Other revenues" in the Consolidated Statements of Operations. Generally, these revenues include fees for research services as they are performed or completed and milestone payments upon attainment of specified benchmarks.

Commercialization

        Technologies arising out of our research and development efforts are commercialized in various ways:

  •
  We market and distribute certain products, either directly or through distributors. See "Sales and Marketing" below;

  •
  We develop other products in collaboration with third parties. Under collaboration agreements, marketing rights may be assigned to us or to the collaborator or shared by both parties. In the event marketing rights are assigned to the collaborator, we often retain the right to manufacture and supply key raw materials; and

  •
  We license other technologies to third parties, with the licensee assuming responsibility for further development. We generally receive royalties on sales of the resulting product. Agreements under which we currently derive royalty revenues for technologies licensed to third parties include:

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

  •
  licenses to F. Hoffmann-LaRoche Limited and Roche Molecular Systems, Inc. under our hepatitis C virus and HIV related patents for use in nucleic acid amplification in in vitro diagnostics and in blood screening; and

  •
  a license to Baxter under our hepatitis C virus and HIV related patents for use in plasma fractionation.

Sales and Marketing

        We maintain several specialized marketing and sales forces that concentrate on individual classes of customers and markets.

        Our blood testing global marketing, U.S. sales and global distribution organization for nucleic acid testing products is based in Emeryville, California and has representatives around the world. Our two primary regional offices are located in Paris, France and Hong Kong, China. We sell products to the public sector through tenders and to private sector blood banks and hospitals directly and through distributors.

        Our vaccine international marketing organization and our marketing and sales organization for the German market are based in Marburg, Germany. Our marketing and sales organization for the Italian market is headquartered in Siena, Italy. Our sales and marketing organization for the United Kingdom market is based in Oxford, United Kingdom and we plan to further enhance our marketing organization in the U.S., which will be based in Philadelphia. Currently we market our influenza vaccine in the U.S. through a network of specialist distributors. Generally, we focus our direct sales efforts on pediatricians and general practitioners. We also sell products to the public sector through tenders (a bid solicitation process) and to private sector pharmacies directly and through wholesalers and distributors.

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

Patents

        Patents are very important to our business. We have a policy of seeking patents on inventions arising from our research and development activities. The time and expense required to develop and obtain regulatory approval to market human healthcare products is significant. Without the protection of patents or trade secrets, competitors may be able to use our inventions to manufacture and market competitive products without being required to undertake the lengthy and expensive development efforts made by us. We also receive significant revenue through the licensing of these patents to third parties. We have a substantial number of granted patents and pending patent applications in the U.S. and other important markets. Additionally, we have licensed a number of patents and patent applications from third parties. Additional information is provided below on the certain patents held or licensed by Chiron that relate to our key products. The existence of such patents does not mean they are valid or can be enforced against competitive products. We seek term extensions for some patents, which are available in certain countries based on delays in the grant of regulatory approvals for the sale of products covered by these patents. For these reasons the expiration dates provided below are not definitive.

        Trade secrets and confidential information are also important to our commercial success. Although we seek to protect trade secrets and confidential information, others may obtain access to such information or develop the same or similar information independently. Also, third parties may obtain patent protection that precludes us from using our trade secrets or confidential information.

Blood Testing

        The Procleix® HIV-1/HCV Assay is covered by numerous patents held by Chiron in the U.S. and worldwide. These patents contain claims directed to methods of hybridization, methods for determining the presence of the hepatitis C virus in a sample and to probes/primers utilized in such a process. The hepatitis C virus patent family expire in the U.S. in 2015 and 2016 and expire in Europe in 2010. The earliest family of European HIV related patents expires in 2005. The Procleix® System product line is also covered by several patents held by Gen-Probe Incorporated and licensed to Chiron.

        The hepatitis C virus immunoassay diagnostic products sold by our joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc. are covered by numerous patents in the U.S. and worldwide. These patents contain claims directed to hepatitis C virus immunoassay methods, kits and hepatitis C virus polypeptides. In the U.S., patents expire between 2011 and 2017. The earliest European family of patents expire in 2010.

        The HIV immunoassay diagnostic products sold by our joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc. are covered by numerous patents in the U.S. and worldwide. The earliest patents expire in 2019 in the U.S. and 2005 in Europe.

        Chiron owns additional HCV and HIV patent families and pending applications.

Vaccines

        Fluad®, our adjuvanted flu vaccine, contains the proprietary adjuvant MF-59. The U.S. and German patents containing claims related to MF-59 expire in 2018 and 2010, respectively.

Biopharmaceuticals

        One of the earliest patent families that relate to Betaseron® interferon beta-1b and Betaferon® in the U.S. and Europe relate to serine-17 interferon-beta protein used in manufacturing the product. The U.S. patent in this family expires in 2007. The European patent in this family expires in 2008.

        The patent family related to our first generation TOBI® tobramycin product includes claims related to product formulation and methods of treating pseudomonas aeruginosa infections. The U.S. and European patents expire in 2014 and 2015, respectively.

        Chiron owns or is the exclusive licensee of various patent families related to IL2, Proleukin® (aldesleukin), the serine-125 Interleukin-2 mutein product, and uses thereof. The patents related to the Proleukin® product will expire in the U.S. in 2006-2012 and in Europe in 2004-2005.

        Chiron owns additional pending patent applications directed to the use of IL2 in combination therapy in oncology or infectious disease.

        Chiron owns patent applications related to the use of TFPI or TFPI analogs in severe pneumonia. Any eventual patent in this family will expire in 2022.

Trademarks

        Registered trademarks of Chiron and our subsidiaries:

  •
  Proleukin®

  •
  TOBI®

  •
  Procleix®

  •
  Fluvirin®

  •
  Menjugate®

  •
  Fluad®

  •
  Agrippal®

  •
  Rabavert®

  •
  RIBA®

  •
  Rabipur®

        Trademarks of Chiron and our subsidiaries:

  •
  Begrivac™

  •
  Encepur™

  •
  Polioral™

  •
  Triacelluvax™

  •
  Ultrio™

  •
  Optiva™

  •
  Cardioxane™

  •
  Arilvax™

        This report also includes trademarks, service marks and trade names of other companies.

Seasonality

        Sales of certain of our products, particularly flu vaccines, are seasonal, with higher sales in the third and fourth quarters of the year. Encepur™, our vaccine against tick-borne encephalitis, is also seasonal with higher sales in the first half of the year.

Major Revenue Sources

        We have an agreement with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany for Betaseron® interferon beta-1b. Revenues recognized under this agreement, together with certain other arrangements with Berlex Laboratories and Schering, contributed 11% of our consolidated total revenues in 2003, 13% of our consolidated total revenues in 2002 and 12% of our consolidated total revenues in 2001.

Competition

        We operate in a highly competitive environment, and we expect competition to increase. Competitors include large pharmaceutical, chemical and blood testing companies, and biotechnology companies. Some of these competitors, particularly large pharmaceutical and blood testing companies, have greater resources than us. Chiron and our competitors apply rapidly evolving technologies and new developments that frequently result in price competition and product obsolescence. Substantial consolidation is underway in the global healthcare industry and is expected to produce greater efficiencies and even more intense competition. To compete effectively, we invest heavily in research and development, maintain specialized sales forces that concentrate on individual classes of customers and spend significant amounts on advertising, promotion and selling.

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

Blood Testing

        We are the sole manufacturer of hepatitis C virus antigens for use in immunodiagnostic assays of the Ortho-Clinical Diagnostics, Inc. joint business contractual arrangement. We also manufacture hepatitis C virus antigens for Abbott Laboratories, Inc.'s immunodiagnostic assays. In the immunodiagnostic blood testing market, the Ortho-Clinical Diagnostics joint business contractual arrangement competes with Abbott Laboratories. The joint business contractual arrangement has experienced increased competitive pressures from Abbott Laboratories with the introduction of the ABBOTT PRISM® instrument system. The joint business contractual arrangement also develops and sells immunodiagnostic instruments and assays to detect hepatitis, retrovirus and other agents in clinical diagnostic applications. Many other companies, including F. Hoffmann-LaRoche Limited and Bayer Corporation, have substantial positions in the market segment.

        The Procleix® system product line is based on proprietary Transcription Mediated Amplification (TMA) technology developed by Gen-Probe. The primary competition is with polymerase chain reaction (PCR) based products. PCR-based products are supplied to the market by F. Hoffmann-LaRoche, a Chiron licensee, or developed in-house by blood banks (referred to as "homebrew"). The commercial market for nucleic acid testing products in the blood banking and plasma industries has developed rapidly as regulatory agencies in developed countries began in 1999 to develop policies and mandates that require this new technology to be implemented as an additional measure to improve blood safety. In developing countries there has been a move to implement nucleic acid based tests in the private health care sector and we anticipate this expanding to the public arena over the next several years. Competition in this sector is the same as in the developed countries.

        Currently we are in multi-year contracts though the tender process with the public sector blood services of many countries with the most significant ex-U.S., in terms of size, being the United Kingdom, Belgium, France and Australia.

        In addition, in 2002 we signed a multi-year agreement with the American Red Cross, which represents approximately 50% of the 14 million units of blood collected in the U.S. each year.

Vaccines

        Four large companies hold the majority share of the worldwide vaccine market: Merck and Company, Inc., GlaxoSmithKline plc, Wyeth and Aventis Pasteur. Chiron is the world's fifth largest vaccines company. Aventis Pasteur has a strategic alliance with Merck in Europe. All of these companies have substantial research and development programs. Additionally, there are a number of biotechnology companies involved in research programs, primarily involving a limited range of vaccines.

        The competitive factors in vaccines are proven ability to supply product (particularly for flu sales in the U.S.), price, the introduction of new products, including vaccines against diseases for which no vaccine was previously available, and new combination vaccines that combine existing vaccines for several diseases into a single product. Public health authorities, medical practitioners and patients frequently favor combination vaccines, particularly in pediatric vaccines, because they eliminate the need for multiple injections and may increase overall compliance with recommended vaccination schedules. As new combination vaccines are introduced, older combinations and single products often become obsolete. We may be limited in our ability to develop and market certain combination vaccines if one of the vaccines, which would otherwise be included in the combination, is covered by valid and enforceable patents or other proprietary rights held by third parties.

        We believe flu vaccines remain competitive in all markets. Competition varies by market according to product license approvals. All flu vaccines producers, including Chiron, face an annual change in flu strains, which can act as a barrier for new competitors.

        Menjugate®, our meningococcal C vaccine, faces competition from vaccines produced by two other companies, both of which participated in tenders. These companies are also competing for future meningococcal vaccine business in the worldwide market.

Biopharmaceuticals

        Betaseron® interferon beta-1b, as a treatment for multiple sclerosis, competes with Avonex®, a recombinant beta interferon sold by Biogen, Inc., Rebif®, a recombinant beta interferon from Serono, S.A., marketed and sold in the U.S. by Pfizer Inc., and with Copaxone® from Teva Pharmaceutical Industries, Ltd. Novantrone® is marketed and sold by Serono for the treatment of secondary progressive multiple sclerosis. Other companies have treatments for multiple sclerosis in clinical development.

        TOBI® tobramycin is the first and only inhaled antibiotic solution to be approved by the U.S. Food and Drug Administration. Pursuant to the U.S. Food and Drug Administration's orphan drug regulations, TOBI has limited exclusivity in the U.S. through December 2004. However, the use of oral and intravenous antibiotics to treat pseudomonal and other bacterial infections is well established. In cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. The advantage of inhalation is that it permits higher antibiotic concentrations in the lung and reduces side effects by limiting systemic exposure. Competitive medical therapies include generic antibiotics, anti-inflammatory drugs, pharmacist compounded generic tobramycin, oral replacement enzymes to maintain nutrition and mucolytics to clear pulmonary secretions.

        Proleukin® (aldesleukin) is the only product approved by the U.S. Food and Drug Administration to treat metastatic renal cell carcinoma and one of two approved treatments for metastatic melanoma.

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

        In Europe, our blood testing products are regulated through the In Vitro Diagnostic Medical Devices Directive. During the transition period that ended in December 2003, manufacturers and distributors of in vitro diagnostic devices could sell these products under the current local country regulations or under the provisions of the Directive. The Procleix® HIV-1/HCV Assay and Procleix® Ultrio™ Assay are in compliance with the IVD Directive that went into effect December 6, 2003.

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

        Licensing procedures in Europe are comparable to those in the U.S. In 1995, the European Union established a centralized procedure for licensing of products derived from the use of high technology/biotechnology processes. This procedure leads to the grant of a single license for the entire European

Union. Effective January 1, 1998, the European Union has also adopted a decentralized procedure under which a license granted in one member state is mutually recognized by the other member states, leading to a grant of licenses in member states recognizing the original license. This procedure is replacing independent national licensing of products in the European Union. In addition, products must receive specific country pricing approvals before they can be marketed in that country.

Compliance with Environmental Laws

        We do not expect expenses for compliance with environmental laws to have a material impact upon our capital expenditures, earnings or competitive position.

Employees

        As of December 31, 2003, Chiron and its subsidiaries had 5,332 employees.

Relationship With Novartis AG

        In January 1995, we established an alliance with Novartis, a life sciences company headquartered in Basel, Switzerland. As of January 31, 2004, Novartis owned 42% of our outstanding common stock.

        We have entered into a series of agreements with Novartis as discussed in Note 9, "Related Party Transactions," of Notes to Consolidated Financial Statements, which provide, among other things and subject to certain conditions and exceptions:

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

ITEM 2.    PROPERTIES

Emeryville Campus

        Our principal executive offices are located in Emeryville, California. As of December 31, 2003, our campus consisted of 25 buildings, of which 15 are leased and 10 are owned. Our Emeryville facilities include research and development, manufacturing and administrative facilities and a parking structure for our biopharmaceutical, vaccine and blood testing businesses.

Other Facilities

        In 2003, Chiron's Board of Directors approved $50.7 million in expenditures for a 25-year lease for buildings and $42.2 million for capital improvements, both of which are part of a $97.0 million project for a new flu vaccines manufacturing facility in Liverpool, England. The new manufacturing facility will replace existing flu vaccines manufacturing facilities in Liverpool, England.

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

        We have the following facilities for our vaccines operations:

  Owned

  •
  Manufacturing, administrative and research and development facilities in Rosia, Italy;

  •
  Manufacturing, administrative and research and development facilities in Siena, Italy;

  •
  Manufacturing facilities in Liverpool, England; and

  •
  Manufacturing facilities in Ankleshwar, India

  Leased

  •
  Manufacturing facilities in Liverpool, England;

  •
  Administrative and research and development facilities in Oxford, England;

  •
  Administrative and research and development facilities in Madison, Wisconsin;

  •
  Manufacturing and administrative facilities in Solna and Matfors, Sweden;

  •
  Manufacturing, research and development facilities in Marburg, Germany;

  •
  Administrative and sales offices in Mumbai, India;

  •
  Sales office in Thailand;

  •
  Sales office in China;

  •
  Sales office in Brno-Slatina, Czech Republic; and

  •
  Administrative and warehouse facilities in Amsterdam, The Netherlands.

        We have the following facilities for our biopharmaceutical operations:

  •
  research and development and administrative facilities in Seattle, Washington (leased);

  •
  manufacturing and distribution facilities in Annandale, New Jersey (leased);

  •
  several sales offices in Europe and Canada (leased); and

  •
  a sales and marketing and administrative facility in Cranford, England (owned).

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

        We lease a number of other facilities in North America and Europe primarily for sales and service offices.

        We believe that our current facilities are in good operating condition and are adequate for our current needs; however, we are expanding to meet future requirements. We continually evaluate future requirements for our facilities.

ITEM 3.    LEGAL PROCEEDINGS

Average Wholesale Price Litigation

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

        Certain State Attorneys General also are investigating reporting of average wholesale prices related to State Medicaid programs. In September 2000, the Office of the Attorney General of the State of California Department of Justice propounded a document subpoena to Chiron focused on pricing of certain generic oncology drugs sold by Cetus-Ben Venue under the Medi-Cal program. In December 2003, the Attorneys General for the States of Florida and Kentucky informed Chiron that they were investigating Chiron's calculation and reporting of the average manufacturer price and best price to the Center for Medicare and Medicaid Services and the Health Care Financing Administration.

        It is anticipated that additional lawsuits involving the average wholesale price issues for these and other products sold by Chiron through Medicaid and/or Medicare may arise. If any such action resulted in a final judgment against Chiron, Chiron could face substantial damages exposure. It is not currently possible to estimate the probability of loss or to estimate the amount of liability related to these matters.

        In February 2002, the State of Montana through its Attorney General filed a complaint in the First Judicial District Court in Lewis and Clark County against numerous biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including DepoCyt®, that are reimbursed by Medicare and Medicaid. In March 2002, a similar suit was filed by the State of Nevada's Attorney General in the Second Judicial District Court in Washoe County against Chiron. Between July and September 2002, three similar class action lawsuits were also filed in two California Superior Courts against Chiron (the "California Actions"). In each suit, Plaintiffs alleged that Defendants violated respective state and common laws, and sought both compensatory and punitive damages. In October 2002 and February 2003, the Montana, Nevada and California actions were coordinated and consolidated with the In re Pharmaceutical Industry Average Wholesale Price Litigation pre-trial proceedings. In August 2003, the States of Montana and Nevada both filed amended complaints that did not name Chiron as a defendant. As of February 2004, all claims in the California Actions were dismissed with prejudice respect to Chiron. Therefore, Chiron is no longer a party to any of these actions.

        In January 2003, the County of Suffolk filed a complaint in the United States District Court for the Eastern District of New York against 29 biotechnology and pharmaceutical companies, including

Chiron, in connection with setting average wholesale prices for various products, including TOBI®, which are reimbursed by Medicaid. Plaintiff alleged that defendants violated federal racketeering laws, federal and state laws on Medicaid fraud, and state laws on unfair trade practice, breach of contract, fraud and unjust enrichment by devising and implementing a fraudulent pricing scheme against Medicaid beneficiaries, and sought declaratory relief, as well as compensatory and punitive damages.

        It is not known when nor on what basis these matters will be resolved.

F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc.—HIV

        On March 11, 2003, the U.S. Patent and Trademark Office issued Chiron's U.S. Patent No. 6,531,276 (addressed to Methods For Detecting Human Immunodeficiency Virus Nucleic Acid) (the "'276 Patent"). Chiron asserts that under its October 10, 2000 HIV Probe License Agreement and the January 1, 2001 HIV Blood Screening Agreement (the "License Agreements") with F. Hoffman-La Roche Ltd. and Roche Molecular Systems (collectively, "Roche"), that Roche is obligated to pay certain licensing fees and ongoing royalties for the sale of certain Roche HIV nucleic acid tests which infringe the '276 Patent. Roche disputes these obligations on a variety of grounds including non-infringement and invalidity. Roche further contests the rate at which royalties must be paid if in fact its products are covered by the License Agreements. In November 2003, Chiron initiated an arbitration against Roche pursuant to the rules of the CPR Institute for Dispute Resolution. The arbitration is currently scheduled to begin in June, 2004.

        It is not known when nor on what basis this matter will be resolved.

F. Hoffmann-La Roche A.G. and Roche Diagnostics GmbH—HCV

        In September 1999, F. Hoffman-LaRoche AG ("Roche") filed an appeal with the Court of Appeals in Dusseldorf, Germany, regarding a Regional Court's decision to enjoin Roche from the import, use, possession and sale of certain hepatitis C virus immunoassay products in Germany based on Chiron's EP 0 318 216 (the "'216 patent"). After withdrawing certain claims from the '216 patent, Chiron rescinded that injunction and substituted EP 0 450 931 (the "'931 patent") and Chiron's German Patent Nos. DD 298 527, DD 298 524 and DD 287 104 (collectively, the "German Patents") in the appellate proceeding. In October 2003, the Court of Appeals ruled that Roche's HCV immunoassay kits containing a certain antigen infringe all three German Patents. Accordingly, the Court of Appeals granted Chiron the right to enjoin Roche from the import, use, possession and sale of such kits in Germany. Chiron has enforced the injunction. Roche is attempting to appeal this decision to the German Federal Supreme Court.

        In July 2000, Chiron filed suit against Roche Diagnostics GmbH ("Roche Diagnostics") in the German Federal Court ("Landgericht") in Dusseldorf, Germany, asserting that Roche Diagnostics' manufacture and sale of hepatitis C immunoassay products infringe Chiron's German Patent No. DD 298 524 (the "'524 patent"). In July 2003, the Landgericht decided that Roche Diagnostics' HCV immunoassay kits containing a certain antigen infringe Chiron's '524 patent. Accordingly, the Landgericht granted Chiron the right to enjoin Roche Diagnostics from the import, use, possession and sale of such kits in Germany. In August 2003, Chiron enforced the injunction against Roche Diagnostics. In November 2003, Roche Diagnostics filed an appeal with the Court of Appeals.

        In December 2000, Roche Diagnostics initiated nullity proceedings before the German Federal Patent Court ("Bundespatentgericht") regarding Chiron's '931 patent and the German Patents. In August 2002, the Bundespatentgericht upheld the validity of the German Patents, but nullified the German portion of the '931 patent. In November 2002, both Chiron and Roche Diagnostics filed appeals before the Federal Supreme Court regarding the Bundespatentgericht's nullity decisions. Certain infringement actions related to the '931, '104 and '527 nullity proceedings are currently stayed pending the outcome of these appeals.

        It is not known when nor on what basis these matters will be resolved.

German Red Cross Donation Service and Working Society of Physicians

        In October 2001, the German Red Cross Donation Service and Working Society of Physicians brought a complaint against Chiron and Hoffman-La Roche before the Commission of the European Communities (the "Commission"). These matters generally alleged that Chiron and Roche have engaged in certain anticompetitive actions that violate Articles 81 and 82 of the Treaty Establishing the European Community (the "EC Treaty") in connection with HIV and hepatitis C virus nucleic acid tests in blood screening. The complainants sought a determination that Roche pricing for its blood screening kits based upon the number of donations tested is unreasonable and should be prohibited through interim measures to be ordered by the Commission prior to final resolution of the action. Blood banks from The Netherlands, United Kingdom, Finland and Luxembourg filed similar complaints against Chiron and Roche in about February of 2002. Chiron contested all of these complaints.

        In July 2003, the European Commission accepted a joint settlement proposal made by Chiron and Roche. As part of the settlement, Chiron and Roche agreed to modify certain terms of their agreements under which Roche has licensed Chiron's hepatitis C virus and HIV-1 intellectual property for use in nucleic acid testing products in Europe. In resolving their inquiry, the European Commission concluded that the modified agreements satisfy the criteria for an individual exemption under Article 81(3) of the Treaty.

Laboratory Corporation of America Holdings

        In April 2003, Chiron filed a complaint in the United States District Court for the Northern District of California against Laboratory Corporation of America Holdings ("LabCorp Holdings"), Laboratory Corporation of America ("LabCorp") and National Genetics Institute ("NGI") (collectively, the "Defendants"), seeking damages and an injunction against Defendants' manufacture, use and sale of the UltraQual™ HCV RT-PCR assay and HCV SUPERQUANT™ assay for infringing Chiron's U.S. Patent No. 6,074,816 (the "'816 patent"). The Defendants filed a complaint in the United States District Court for the District of Delaware against Chiron seeking a declaratory judgment that Defendants infringe neither the '816 patent, nor U.S. Patent Nos. 5,712,088, 5,863,719, 6,074,816, and 5,714,596 (collectively, the "Chiron Hepatitis C virus-related patents"), and that the Chiron Hepatitis C virus-related patents are invalid. In August 2003, the Delaware Court granted Defendants' motion to enjoin Chiron from proceeding with the California action and compel Chiron to dismiss that action. Chiron has appealed this judgment to the United States Court of Appeals for the Federal Circuit, and a hearing is scheduled for March 2004. The Delaware Court has scheduled a trial for May 2005.

        In August 2003, Chiron filed a complaint in the United States District Court for the Northern District of California against Laboratory Corporation of America Holdings, Laboratory Corporation of America and National Genetics Institute (collectively, the "Defendants"), seeking damages and an injunction against Defendants manufacture, use and sale of certain HIV assays for infringing Chiron's U.S. Patent No. 6,531,276 (the "'276 patent"). In February 2004, Chiron voluntarily dismissed this case without prejudice and refiled the complaint before the United States District Court for the Central District of California.

        It is not known when nor on what basis these matters will be resolved.

Institut Pasteur

        In April 2003, Institut Pasteur filed a complaint in the United States District Court for the District of Columbia against Chiron seeking reversal of certain judgments entered by the Board of Patent Appeals and Interferences (the "Board") of the United States Patent and Trademark Office in Patent Interference No. 103,659 (the "'659 Interference"). The '659 Interference involved claims in Chiron's

U.S. Patent No. 5,156,949 (the "'949 patent") and in certain U.S. patent applications assigned to Institut Pasteur (the "Chang applications"), relating to HIV immunodiagnostic methods. In the '659 Interference, the Board decided that the inventors of Chiron's '949 patent were the first to invent the technology at issue. Institut Pasteur asks the Court to reverse the Board's decision.

        It is not known when nor on what basis this matter will be resolved.

Active Biotech AB

        In June 2003, PowderJect Pharmaceuticals Plc ("PowderJect") filed a Request for Arbitration before the Arbitral Tribunal of the Arbitration Institute of the Stockholm Chamber of Commerce in Sweden against Active Biotech AB ("Active Biotech"). PowderJect claims that Active Biotech breached certain warranties and representations made in the July 2, 2001 Agreement by which PowderJect acquired SBL Vaccin AB ("SBL") from Active Biotech (the "Agreement"). PowderJect seeks compensatory damages and legal fees. The arbitration hearing is currently scheduled to begin in April 2004.

        It is not known when nor on what basis this matter will be resolved.

Sorin Biomedica/Snia

        In June 1994, Sorin Biomedica S.p.A. ("Sorin") filed a lawsuit with the Court of Milan, Italy against Chiron and Ortho Diagnostic Systems S.p.A. seeking a declaration of nullity and non-infringement of the Italian counterpart to Chiron's European Patent 0 318 216 (the "'216 patent") claiming hepatitis C virus immunodiagnostic technology. Chiron denied Sorin's allegations and filed a counterclaim seeking a declaration of infringement. In February 1997, the Court enjoined Sorin from manufacturing or selling hepatitis C virus immunoassay kits in Italy. The Court ruled in October 1999 that certain '216 patent claims were valid and that Sorin's hepatitis C virus immunoassay infringed the '216 patent. In June 2000, the European Patent Office Technical Board Of Appeals upheld the validity of the '216 patent in an amended form which deleted claims that Chiron alleged to have been infringed by Sorin. In December 2000, Snia S.p.A., Sorin's parent company, ("Snia") filed an appeal in the Court of Milan asking the Court to declare the Italian portion of the '216 patent null and void and to award Snia damages. In March 2001, Chiron denied Snia's allegations and asked the Court to dismiss the case. In May 2002, the Court of Appeal of Milan declared that Snia's claims were inadmissible and dismissed Snia's appeal. In July 2003, Snia filed an appeal before the Supreme Court. Chiron in October 2003 filed its counter appeal.

        In January 2002, Chiron filed a complaint against Snia in the Court of Milan asserting that Snia's manufacture and sale of certain hepatitis C virus immunodiagnostics in Italy infringe the '931 patent. Chiron seeks a declaration of infringement based on the '931 patent, as well as damages. Trial is currently scheduled for December 1, 2004.

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

Federal Express

        On September 3, 1999, Federal Express Corporation filed suit in the Supreme Court of the State of New York, County of Orange against Perseptive Biosystems, Inc., Perkin-Elmer Corporation, PE Biosystems Group and PE Corporation (together, the "PE Defendants") and Chiron. The Federal Express Corporation complaint alleges that defendants are liable for damages caused by a fire that destroyed a Federal Express Corporation aircraft and the majority of its cargo in September 1996. Chiron owned and was shipping on the aircraft a machine that is alleged to have been involved in the fire. The machine was manufactured, serviced and packed for shipment by the PE Defendants.

        It is not known when nor on what basis this litigation will be concluded.

Bayer Corporation

        In January 2002, Bayer Corporation filed a complaint in the United States District Court for the District of Delaware against Chiron relating to the Stock Purchase Agreement dated September 17, 1998 between Chiron, Bayer Corporation and Chiron Diagnostics Corporation. Bayer Corporation alleges that Chiron violated certain representations and warranties made in the Stock Purchase Agreement and additionally seeks damages for alleged misrepresentation and fraud made in connection with the sale of Chiron Diagnostics Corporation. Based on these allegations, Bayer Corporation sought both compensatory and punitive damages. In April 2003, the parties settled the dispute and dismissed the case with prejudice except for Bayer's claim to indemnity for certain tax payments and for certain unasserted third party claims.

Roxane Laboratories, Inc.

        In June 2003, Chiron and Children's Hospital and Regional Medical Center (collectively, "Plaintiffs"), filed a complaint in the United States District Court for the District of Delaware against Roxane Laboratories, Inc. ("Roxane") seeking damages and an injunction against Roxane's manufacture, use and sale or importation of an alleged generic version of Chiron's tobramycin solution for inhalation (TOBI®) described in Roxane's Abbreviated New Drug Application No. 65-105, for infringing Chiron's U.S. Patent No. 5,508,269 (the "'269 patent"). In October 2003, pursuant to a settlement agreement, the lawsuit was dismissed. Under the settlement terms, Roxane, which had previously withdrawn its U.S. Food and Drug Administration application for approval of a generic equivalent of TOBI®, agreed it would not seek U.S. approval to market the product until the '269 patent expires in 2014. Chiron and Children's Hospital agreed to dismiss their infringement relief claims against Roxane, and Roxane dropped its challenge to the '269 patent. No party received monetary compensation as part of the settlement. This matter is now concluded.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were brought to a vote of Chiron's stockholders in the quarter ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of Chiron, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

Name	Age	Title
Jack Goldstein	56	Vice President; President, Chiron Blood Testing
William G. Green	59	Senior Vice President, General Counsel and Secretary
John A. Lambert	51	Vice President; President, Chiron Vaccines
Seán P. Lance	56	Chairman of the Board
Leone D. Patterson	41	Vice President, Controller
Howard H. Pien	46	President and Chief Executive Officer
Rino Rappuoli	52	Vice President, Chief Scientific Officer
Linda W. Short	58	Vice President, Corporate Resources
David V. Smith	44	Vice President and Chief Financial Officer
Bryan L Walser	38	Vice President, Corporate Strategy
Craig A. Wheeler	43	Vice President; President, Chiron BioPharmaceuticals

        Dr. Goldstein joined Chiron in September 2002 as Vice President and President, Chiron Blood Testing Division. From 2000 to 2002, Dr. Goldstein was General Partner at Windamere Venture Partners, L.L.C., a venture fund making investments in early stage biotechnology, pharmaceutical, medical device and diagnostic companies. From 1997 to 2001, Dr. Goldstein was President and CEO of Applied Imaging Corporation, a leading supplier of instrument systems for prenatal and cancer genetics. From 1999 until 2002, Dr. Goldstein also served as Chairman of the Board of Applied Imaging and continues to serve as a Director. From 1986 to 1997, Dr. Goldstein worked for Johnson & Johnson in various executive management positions, including President of Ortho Diagnostic Systems and Executive Vice President of Professional Diagnostics at Johnson & Johnson World Headquarters. Dr. Goldstein holds a B.A. degree in Biology from Rider University, an M.S. in Immunology and a Ph.D. in Microbiology from St. John's University.

        Mr. Green joined Chiron as Vice President and General Counsel in October 1990, having served as Secretary or Assistant Secretary since Chiron's inception in 1981. Since March 2004, Mr. Green has served on a part-time basis as General Counsel, Secretary and member of the Management Committee of the Gordon & Betty Moore Foundation, a private, philanthropic foundation, in which Chiron directors, Lewis W. Coleman and Edward E. Penhoet also are employed respectively as the Chief Executive Officer and a Chief Program Officer. In February 1992, he became Senior Vice President, General Counsel and Secretary. In addition, from February through August 2002, Mr. Green served as President of Chiron's Blood Testing division. From 1981 to 1990, he was a partner in the San Francisco law firm of Brobeck, Phleger & Harrison.

        Mr. Lambert joined Chiron as Vice President; President of Chiron Vaccines, in March 2001. Based in Europe, Mr. Lambert is responsible for the commercial operations of Chiron's global vaccines business. Prior to joining Chiron, Mr. Lambert headed John Lambert Associates, a company that provided consulting and coaching at the chief executive level to organizations both in the United Kingdom and internationally. From 1998 to 2000, Mr. Lambert was the President of Aventis Pasteur MSD, where he headed the vaccines venture formed between Pasteur Mérieux Connaught (now Aventis Pasteur) and Merck & Company, Inc. following four years as that company's Vice President of Operations. From 1998 to 1994, Mr. Lambert held various positions with the Pasteur Mérieux Connaught Group, in increasing levels of responsibility, including Managing Director of Mérieux UK Ltd. Mr. Lambert also is the Vice-President of the European Vaccines Manufacturers. Mr. Lambert is a non-executive director of a U.K. Stock Exchange listed company, S.R. Pharma PLC in London, which conducts research in the fields of cancer and allergy. Mr. Lambert serves as a member of the board of the Global Alliance for Vaccines and Immunization, a public-private partnership focused on saving lives and improving health, especially of children in developing countries, through the use of vaccines.

        Mr. Lance assumed the position of Chairman of Chiron's Board in May 1999. Mr. Lance served as President and Chief Executive Officer of Chiron from May 1998 until April 2003, when Mr. Pien succeeded him. Mr. Lance has indicated that he intends to retire and resign as Chairman of the Board at Chiron's Annual Meeting of Shareholders in May 2004. Contemporaneously, Mr. Pien will assume the position of Chairman of Chiron's Board. Mr. Lance joined Chiron from Glaxo Wellcome plc. where he spent more than 12 years in positions of national and global management responsibility, including Chief Operating Officer and Chief Executive designate of Glaxo Wellcome plc. Mr. Lance began his pharmaceutical industry career in the Republic of South Africa at the Noristan Group of Companies, Ltd. in 1967, and has served in leadership roles in a variety of national and international pharmaceutical associations. He was a past president of the International Federation of Pharmaceutical Manufacturers Associations (IFPMA). Mr. Lance currently serves on the board of directors of Global Alliance TB Drug Development, the African Leadership Institute, and on the supervisory board of Crucell, N.V., a public company on which Chiron director, Pieter J. Strijkert, serves as chairman of the board. He served as a member of the board of directors of iKnowMed from April 2000 to August 2002, California Healthcare Institute from October, 2000 to January 2004, and Bay Area Bioscience from June, 2000 to July 9, 2002.

        Ms. Patterson joined Chiron in 1999 as Director of special projects in the corporate finance group. She has served as the Company's Controller since 2001, and more recently, was promoted to Vice President, Controller as of November 2003. Before joining Chiron, Ms. Patterson worked at KPMG LLP as a senior manager in the San Francisco audit practice for two years. Prior to that, she was with KPMG Auckland in the New Zealand audit practice for eight years.

        Mr. Pien joined Chiron in April 2003 as President and Chief Executive Officer, and a director. In September 2003, Chiron announced that chairman Seán P. Lance intends to retire from active service with Chiron and its board of directors as of the annual meeting of stockholders in May 2004. The board of directors has determined that it will elect Chiron president and chief executive officer Mr. Pien as chairman at the same meeting. Following that election, Mr. Pien is expected to serve as Chiron's chairman, president and chief executive officer. Mr. Pien joins Chiron from GlaxoSmithKline (GSK), which resulted from the merger of GlaxoWellcome and SmithKline Beecham, where he spent over twelve years in positions of international and global management responsibility, including: President of Pharmaceuticals International GSK from December 2000 to March 2003, including service as a member of the Corporate Executive Team; President, Pharmaceuticals, SmithKline Beecham (1998 to 2000); President, Pharmaceuticals-North America, SmithKline Beecham (1998); Senior Vice President and Director-North Asia (1997); Managing Director and Senior Vice President-UK (1995 to 1997); Vice President and Director, Marketing-US (1993 to 1995); Vice President and Director, Product Marketing-US, heading the arthritis, cardiovascular and vaccine groups (1992 to 1993); and Vice President and Director of New Product Development-US (1991 to 1992). Prior to joining SmithKline Beecham, Mr. Pien worked six years for Abbott Laboratories and five years for Merck & Co., in positions of sales, marketing research licensing and product management. Mr. Pien served as a director of ViroPharma Incorporated from 1998 to 2003.

        Dr. Rappuoli joined Chiron as head of European vaccines research in 1992 with the acquisition of Italian vaccines company, Sclavo SpA, where he served as head of research and development. He was responsible for Chiron Infectious Disease and Vaccine Research, serving as Vice President, Vaccine Research, Research and Development from February 2000 to January 2004. At Chiron, he led the development of Menjugate® conjugate vaccine against meningococcus C and the first recombinant bacterial vaccine, against pertussis. Most recently, he was promoted to Vice President, Chief Scientific

Officer, effective February 2004. Dr. Rappuoli earned his doctoral and bachelor's degrees in biological sciences at the University of Siena, and also served as a visiting scientist at the Rockefeller University in New York and at the Harvard Medical School. Dr. Rappuoli is co-founder of the field of cellular microbiology, a discipline combining cell biology and microbiology, and has pioneered the genomic approach to vaccine development termed "reverse vaccinology". He is member of numerous international associations, including the European Molecular Biology Organization and the American Society for Microbiology; and the research directors group of the European Commission. Dr. Rappuoli also has served on many committees, among which the NIH Search Committee for the Director of the Vaccine Research Center (Bethesda, Maryland). He is co-chairman of the R/D Task Force of the Global Alliance for Vaccines and Immunization. He has won several prestigious international awards including the Paul Ehrlich, Ludwig Darmstaedter Prize, and IUMS Arima award. Dr. Rappuoli currently serves as a director of Fondazione Monte Dei Paschhi di Siena, a private organization in Siena, Italy.

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

        Mr. Smith joined Chiron as Vice President, Controller in February 1999 and was designated Chiron's principal accounting officer. In February 2002, Mr. Smith was appointed Vice President, Finance. Upon the resignation of James R. Sulat, Chief Financial Officer in April 2003, Mr. Smith was appointed interim Chief Financial Officer. In November 2003, Mr. Smith was appointed Chief Financial Officer. Prior to joining Chiron, Mr. Smith served as the Vice President, Finance and Chief Financial Officer of Anergen, Inc. from 1997 until he joined Chiron. From 1988 to 1997, Mr. Smith held various financial management positions with Genentech, Inc., in both the United States and Europe, most recently as Director of Accounting.

        Dr. Walser joined Chiron as Division Vice President, Corporate Strategy in November 2001. Prior to joining Chiron, Dr. Walser was a principal in WRW, a Los-Angeles-based management consultancy working with The Rockefeller Foundation and the Boston Consulting Group on a variety of issues in biotechnology and healthcare. Before that, Dr. Walser trained in the Emergency Medicine program at UCLA, and worked for several years in Los Angeles with the healthcare practice of the Boston Consulting Group. Dr. Walser earned his undergraduate degree from Stanford, his medical degree from the University of Virginia School of Medicine and his law degree, magna cum laude, from Harvard Law School.

        Mr. Wheeler joined Chiron in August 2001 as Vice President, President of Chiron BioPharmaceuticals, responsible for the commercial operations of Chiron's biopharmaceuticals business. Prior to joining Chiron, Mr. Wheeler was a senior member of The Boston Consulting Group's health care practice and a key contributor to the firm's practice in hospital strategy, disease management, and pharmaceutical capabilities. Based in Boston, he joined the firm in 1988. Before joining the Boston Consulting Group, Mr. Wheeler worked for Merck's MSDRL research unit, where he served as a senior engineer in process development. He recently served as the leader of The Boston Consulting Group's Scientist's Network. In partnership with the Rockefeller Foundation, he has joined the Global Alliance for TB Drug Development, a public-private partnership to develop new anti-tuberculosis drugs.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded in the NASDAQ National Market System under the symbol CHIR. As of December 31, 2003, there were 4,159 holders of record of Chiron common stock. We have declared no cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. Pursuant to an agreement with Novartis, Novartis must approve our declaration and payment of dividends. See "Relationship with Novartis AG" above.

        Information regarding Chiron's equity compensation plans is set forth in the section entitled "Equity Plan Compensation Information" in Chiron's proxy statement to be filed pursuant to Regulation 14A within 120 days of Chiron's fiscal year end, of which is incorporated herein by reference.

        The quarterly high and low closing sales prices (rounded to the nearest one-hundredth) of our common stock for 2003 and 2002 are shown below.

	2003		2002
	High	Low	High	Low
First Quarter	$40.72	$34.41	$48.68	$39.80
Second Quarter	49.00	37.68	46.68	33.36
Third Quarter	56.75	43.23	41.98	27.41
Fourth Quarter	56.98	51.75	42.51	35.47

ITEM 6.    SELECTED FINANCIAL DATA

        We have derived the selected consolidated financial data presented below as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 from the audited Consolidated Financial Statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 was derived from our audited Consolidated Financial Statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Total revenues	$1,766,361	$1,276,280	$1,140,667	$972,119	$762,646
Income from continuing operations	220,338	181,145	174,758	16,102	128,404
Basic earnings per share from continuing operations	1.18	0.96	0.92	0.09	0.71
Diluted earnings per share from continuing operations	1.15	0.94	0.90	0.08	0.69
Total assets	4,195,169	2,960,344	2,866,909	2,458,076	2,444,778
Long-term debt and capital leases	1,084,386	416,954	408,696	3,039	96,958

        Several factors affected the comparability of information between 2003 and 2002. The first factor relates to the effects of our acquisition of PowderJect Pharmaceuticals for $947.8 million in July 2003. Total revenues for PowderJect Pharmaceuticals in 2003 were $244.7 million. In addition we recorded a $45.3 million charge for purchased in-process research and development. The amortization expense for the acquired intangible assets associated with this acquisition was $25.3 million in 2003. Second, we issued $500.0 million of convertible debentures in July 2003 and third, in July 2003, we entered into a new six-year lease to rent a research and development facility in Emeryville, California following the expiration of the existing operating lease. We accounted for this new lease as a capital lease and, as a result, recorded the leased facility and the corresponding liability on our balance sheet effective July 1, 2003. The amount recorded on the balance sheet for the leased facility was $157.5 million.

        We have described the acquisition of PowderJect Pharmaceuticals throughout Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have described the issuance of $500.0 million aggregate principal amount of convertible debentures in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other—Interest Expense." We have described the new capital lease in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations."

        Factors that affected the comparability of information between 2002 and 2001 include (i) our implementation of Statement of Financial Accounting Standards (referred to as SFAS) No. 142 on January 1, 2002, which requires that assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, (ii) the commercial sale of the Procleix® HIV-1/HCV Assay in the U.S in 2002 which was the primary contributor to increased worldwide product sales related to tests and instruments and the provision of services from $48.3 million in 2001 to $125.4 million in 2002 and (iii) our acquisition of Matrix Pharmaceutical, Inc. for $67.0 million including a $45.2 million charge for purchased in-process research and development. The goodwill and assembled workforce amortization expense was $17.1 million in 2001. We have described the implementation of SFAS No. 142 in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Biopharmaceuticals—Amortization expense" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Vaccines—Amortization expense" below. We have described the commercial sale of the Procleix® HIV-1/HCV Assay in the U.S in 2002 in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Blood testing—Product sales" below. We have described the acquisition of Matrix Pharmaceutical, Inc. in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other—Purchased in-process research and development" below.

        Factors that affected the comparability of information between 2001 and 2000 include (i) issuance of zero coupon Liquid Yield Option Notes in June 2001 for proceeds of $401.8 million, (ii) a full-year of TOBI® tobramycin sales of $123.1 million and (iii) a full year of amortization expense on goodwill and other acquired intangible assets of $38.4 million recognized in 2001 as a result of our acquisition of PathoGenesis Corporation in the fourth quarter 2000. In 2000, we recognized TOBI® sales of $27.8 million (including $2.2 million from the last seven days in September 2000) and amortization expense on goodwill and other acquired intangible assets of $9.6 million. We have described the issuance of the Liquid Yield Option Notes in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Cash—Financing activities" below.

        Factors that affected the comparability of information between 2000 and 1999 were (i) shipments of $101.5 million of Menjugate® vaccine for a universal vaccination program in the United Kingdom, which began in the second quarter 2000 and (ii) our acquisition of PathoGenesis for $720.7 million in cash in the fourth quarter 2000, including the $171.6 million of purchased in-process research and development.

        See Note 17, "Segment Information," of Notes to Consolidated Financial Statements for geographic information and operating results by operating segment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a global pharmaceutical company that participates in three healthcare markets: blood testing, vaccines and biopharmaceuticals. Our revenues consist of product sales, revenues from a joint business contractual arrangement, collaborative agreement revenues, royalty and license fee revenues and other revenues, primarily consisting of contract manufacturing and grant revenues. The blood testing segment consists of an alliance with Gen-Probe Incorporated and our one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Our alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using transcription-mediated amplification technology to screen donated blood and plasma products for viral infection. Our joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. Through our joint business contractual arrangement with Ortho-Clinical Diagnostics, we sell a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provide supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. The vaccines segment consists of flu vaccines, including Fluvirin®, a product we obtained as part of our third quarter 2003 acquisition of PowderJect Pharmaceuticals (discussed below), a meningococcal vaccine, travel vaccines, which include rabies and tick-borne encephalitis vaccines and two products we obtained as part of our acquisition of PowderJect Pharmaceuticals, Arilvax™ and Dukoral™, and pediatric and other vaccines. We sell these vaccines primarily in the U.S., Germany, Italy, the United Kingdom and other international markets. Our vaccines segment is also involved in the development of other novel vaccines and vaccination technology. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious disease. Our in-house capabilities span three types of therapeutics, including small molecules, therapeutic proteins and monoclonal antibodies. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany, related to Betaseron® interferon beta-1b. We view certain other revenues and expenses as not belonging to any one segment. As a result, we have aggregated these items into an "Other" segment.

        On July 8, 2003, we acquired PowderJect Pharmaceuticals plc, a company based in Oxford, England that develops and commercializes vaccines. We accounted for the acquisition of this business under the purchase method of accounting and included PowderJect Pharmaceuticals' operating results in our consolidated operating results beginning July 8, 2003. PowderJect Pharmaceuticals is part of our vaccines segment. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated $45.3 million of the purchase price to purchased in-process research and development in 2003.

        In 2003, our income from continuing operations was $220.3 million, or $1.15 per diluted share. In 2002, our income from continuing operations was $181.1 million or $0.94 per diluted share.

        In 2003, total revenues were $1,766.4 million compared to $1,276.3 million in 2002. In 2003, product sales were $1,345.8 million compared to $914.1 million in 2002, reflecting our acquisition of PowderJect Pharmaceuticals during the third quarter 2003. Total revenues for PowderJect Pharmaceuticals in 2003 were $244.7 million. PowderJect Pharmaceuticals flu vaccine sales were $219.2 million in 2003. In 2003, our total revenues reflected the benefit of the movement in exchange rates, in particular the movement in the Euro to U.S. dollar exchange rate. In 2003, the movement in exchange rates added approximately 8% to our total revenues. Our vaccines segment reflects the greatest impact of the movement in exchange rates, which added approximately 15% to our total 2003 vaccines revenues. Similarly, our total Euro-based expenses increased due to the movement in exchange rates.

        In 2003, increases in product sales were seen across all three of our business units, and in particular flu vaccines and Procleix® products. Our share of revenues from our joint business contractual arrangement with Ortho Clinical Diagnostics was $108.3 million compared to $104.6 million in 2002, up primarily due to a one-time benefit in the first quarter 2003 from a change in estimate relating to revenues from Ortho Clinical Diagnostics' non-U.S. affiliate sales, as discussed below. Royalty and license fees, collaborative agreement revenues and other revenues were $312.2 million in 2003 compared to $257.6 million in 2002, up primarily due to HCV/HIV product royalties and license fees from our intellectual property portfolio and Betaferon royalties.

        In 2003, gross margins decreased to 58% from 63% in 2002, largely due to (i) changes in the product mix of our three segments and (ii) additional costs of $24.4 million in 2003 associated with the sale of inventory acquired during the acquisition of PowderJect Pharmaceuticals. These additional costs related to a fair value adjustment on the acquisition of PowderJect Pharmaceuticals. Excluding these additional costs, gross margins in 2003 would have been 59%. In particular, vaccine product sales accounted for 50% of total product revenues in 2003 up from 39% in 2002, which had a significant impact on gross margins.

        In 2003, research and development expenses totaled $409.8 million, compared to $325.8 million in 2002. Research and development expenses for PowderJect Pharmaceuticals were $16.2 million in 2003. The 2003 spending reflects our increased level of investment across all three of our segments. The main beneficiaries of this increase include our meningococcal vaccines franchise, flu cell culture, tifacogin, and interleukin-2 in combination with various monoclonal antibodies. In addition, there were additional expenses related to the in-licensing of daptomycin from Cubist Pharmaceuticals and purchased in-process technology associated with our investment in ZymeQuest Inc. We are collaborating with ZymeQuest, Inc. to develop and commercialize a enzymatic conversion system which converts group A, B and AB red blood cells to enzyme-converted group O (ECO®) red blood cells, and costs associated with an agreement with Infectio Diagnostics Inc. in which we licensed proprietary nucleic acid-based technology for the rapid detection of bacterial contamination in platelets and blood products.

        In 2003, selling general and administrative expenses totaled $378.9 million compared to $283.7 million in 2002 with PowderJect Pharmaceuticals contributing approximately $37.6 million in 2003. The remaining increase in selling, general and administrative expenses resulted from additional costs associated with the enhancement of current business processes and headcount, the Euro to U.S. Dollar exchange rate fluctuation, the expansion of our customer base for the Procleix® HIV-1/HCV Assay in the U.S., Europe and other international markets, the preparation and roll-out of the West Nile virus assay under IND testing, ongoing sales and marketing programs to support TOBI® tobramycin in the U.S. and continued market penetration in Europe and continued investment in and defense of our patents and technology.

        The reported effective tax rate for 2003 is 28.7% of pretax income from continuing operations, including the charge for purchased in-process research and development related to the PowderJect Pharmaceuticals acquisition. The reported effective tax rate for 2002 was 31.6% of pretax income from continuing operations, including the charge for purchased in-process research and development related to the Matrix Pharmaceutical acquisition. The effective tax rates for 2003 and 2002 after excluding the impact of the in-process research and development charges were 25% and 27%. The 2003 effective tax rate is lower than the 2002 effective tax rate due to increased benefits associated with our research and development activities and an increase in income earned in lower tax jurisdictions.

        On February 20, 2002, we acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. We accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical's operating results in our consolidated operating results beginning on

February 20, 2002. Matrix Pharmaceutical is part of our biopharmaceuticals segment. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated $45.2 million of the purchase price to purchased in-process research and development, which we charged operations in 2002.

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

        Our blood testing segment includes our one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Our joint business arrangement with Ortho-Clinical Diagnostics is a contractual arrangement and is not a separate and distinct legal entity. Through our joint business contractual arrangement with Ortho-Clinical Diagnostics, we sell a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provide supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. Prior to 2003, we had accounted for revenues relating to non-U.S. affiliate sales on a one-quarter lag, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. affiliate sales of our joint business contractual arrangement became available in the first quarter 2003, and as a result, we are able to recognize revenues relating to non-U.S. affiliate sales on a one-month lag. The effect of this change, net of tax, was an increase to net income by $3.2 million for revenues from the joint business arrangement for the year ended December 31, 2003.

        For sales of Betaseron® interferon beta-1b, we recognize revenues upon shipment to our marketing partner, Schering, and additional revenues upon Schering's subsequent sale of Betaseron® to patients. Upon shipment to Schering, we recognize the contractually determined fixed amount of the fee to which we are entitled because at this point, there is persuasive evidence of an arrangement, delivery has occurred, the price due from Schering is fixed or determinable and collectibility is reasonably assured. Upon receiving the relevant customer sales reports from Schering, we recognize the incremental portion of the fee related to Schering's shipments to its customers because this portion of the fee is not determinable until receipt of the related sales reports. We also earn royalties on our marketing partner's European sales of Betaferon® in those cases where we do not supply the product. Prior to 2002, we had accounted for revenues from non-U.S. product sales on a one-quarter lag and royalties as a percentage of forecast received from our marketing partner, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. Betaseron® sales became available in 2002, and as a result, we were able to recognize revenues from Betaseron® product sales and Betaferon® royalties on a current basis beginning in the first quarter 2002. The effect of this change, net of tax, was an increase in net income for the year ended December 31, 2002 by $3.1 million for product sales and $2.8 million for royalties.

        We believe the following critical accounting policies incorporate our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

  •
  Purchased in-process research and development—We allocate the purchase price of acquisitions based on the fair value of the assets acquired and liabilities assumed. To assist in determining the value of the in-process research and development and certain other intangibles, a third party valuation is typically obtained as of the acquisition date. We use the income approach to value in-process research and development. The income approach is based on the premise that the value of a security or asset is the present value of the future earning capacity that is available for distribution to the subject investors in the security or asset. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we probability adjust the revenue and expense forecasts to reflect the risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the fair value assigned to the in-process research and development is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available. For the PowderJect Pharmaceuticals acquisition, we initially allocated $122.7 million of the purchase price to purchased in-process research and development, which we charged to operations in the third quarter 2003. In the fourth quarter 2003, upon completion of strategic assessments of the value of certain research and development projects, we revised the allocation of a portion of the purchase price resulting in a $77.4 million decrease to purchased in-process research and development which we credited to operations and which was offset against goodwill. For the Matrix Pharmaceutical acquisition, we allocated $54.8 million of the purchase price to purchased in-process research and development, which we charged to operations in the first quarter 2002. We do not anticipate that there will be any alternative future use for the purchased in-process research and development. For the Matrix Pharmaceutical acquisition, we also allocated a portion of the purchase price to a liability for asset disposal and lease cancellation for the San Diego, California facility closed during the third quarter 2002. In the fourth quarter 2002, we found an assignee for the manufacturing facility lease and revised the allocation of the purchase price resulting in a $9.6 million decrease to purchased in-process research and development (as the residual amount allocated to in-process research and development was less than the estimated fair value of the in-process research and development), which we credited to operations.

  •
  Investments—We invest in marketable debt and equity securities. The prices of some of our marketable securities are subject to considerable volatility. We record an impairment charge when we believe that an investment in a marketable security has experienced a decline in fair value, as measured by quoted market prices, that is other-than-temporary. Generally, we believe that an investment in a marketable security is impaired if its quoted market price has been below its carrying value for each trading day in a six-month period, at which point we write down the investment. However, in determining whether impairment of a marketable security is considered to be other-than-temporary, we consider all available factors in the evaluation. These factors may include, but are not limited to, (i) whether the issuer of the securities is experiencing depressed and declining earnings in relation to competitors, erosion of market share, and deteriorating financial position, (ii) whether the issuer is experiencing financial difficulties and its market is experiencing difficulties, (iii) ongoing activity in our collaborations with the issuer, if any, and (iv) the issuer's prospects for favorable clinical trial results, new product initiatives and new collaborative agreements. Decreases in the fair value of these securities may impact our profitability. To reduce this risk, we hedge a portion of our equity securities exposure through forward sales contracts. Our marketable debt securities consist of a diversified portfolio of high-quality investment-grade securities. We do not hedge our marketable debt securities.

  •
  Inventories—We maintain inventory reserves primarily for product failures, expiration and obsolescence. The manufacturing processes for many of our products are complex. Slight deviations anywhere in the manufacturing process may result in unacceptable changes in the products that may result in failures or recalls and, therefore, additional inventory reserves. Obsolete inventory, due to the expiration of shelf life, and the seasonal nature of some of our products, may result in additional inventory reserves. In estimating inventory obsolescence reserves, we analyze on a product-by-product basis (i) the shelf life and the expiration date, (ii) sales forecasts and (iii) inventory levels compared to forecasted usage. Judgment is required in determining whether the forecasted sales and usage information is sufficiently reliable to enable us to estimate an inventory obsolescence reserve. In addition, we operate in a highly competitive environment, with rapidly changing technologies. New technology or changes in production processes may result in product obsolescence. As a result, we may be required to record additional inventory reserves.

  •
  Product returns and rebates—In estimating returns, we analyze (i) historical returns and sales patterns, (ii) our experience with similar products, (iii) current inventory on hand at the distributors and in the distribution channel and the remaining shelf life of that inventory, (iv) current economic trends, (v) distributors practices, (vi) changes in demand, particularly due to the seasonality of certain of our products and (vii) introduction of new competing products. In arriving at the allowance for product returns we primarily use one of the following methodologies depending on the product: (i) we match the actual returns to the actual sale on a product-by-product basis to assess the historical trend for returns, and based on an analysis of the historical trend, the appropriate return percentage for the current period is then applied to current period sales to arrive at the product returns charge against revenue for the period or (ii) for seasonal products we analyze our actual returns over the previous seasons to arrive at the average actual returns percentage, which is then applied to the current season's sales to arrive at the charge against revenue for the current period. In estimating rebates, we use historical trends to analyze rebates against revenue on a product-by-product basis to arrive at an expected rebate percentage. This expected rebate percentage is applied to current period sales to arrive at the rebates expense for the period. If actual product returns and rebates are greater than our estimates, additional product return and rebates accruals may be required. If actual product returns and rebates are less than our estimates, we may have to reverse certain accruals.

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

  •
  Income taxes—Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determined that we would be able to realize our deferred tax assets in the future in excess of our net deferred tax assets, adjustments to the deferred tax assets would increase income by reducing tax expense in the period that we made such determination. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the deferred tax assets would decrease income by increasing tax expense in the period that we made such determination. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. We maintain an allowance for tax contingencies, the balance of which management believes to be adequate.

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

  •
  Goodwill and intangible assets—The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. For the PowderJect Pharmaceuticals acquisition, we initially allocated $451.8 million of the purchase price to goodwill in the third quarter 2003. In the fourth quarter 2003, the allocation of the purchase price changed as we completed the strategic assessments of the value of certain research and development projects and adjusted the purchased in-process research and development, and upon finalization of certain estimates. Accordingly, goodwill associated with the PowderJect Pharmaceuticals acquisition was adjusted to $503.0 million in the fourth quarter 2003. We are in the process of finalizing certain estimates; thus both the purchase price and the allocation of the purchase price are subject to change. The preliminary purchase price and allocation reflect management's decision to cease operations at the Madison Wisconsin facility and the Swedish facility. We have accrued approximately $28.1 million in estimated exit costs associated with these operations. In addition, we are finalizing certain estimates associated with various other direct acquisition costs. Once it is established, we must test goodwill annually for impairment using a two-step process as required by SFAS No. 142 "Goodwill and Other Intangible Assets." In addition, in certain circumstances, we must assess if goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives must be tested for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." When we conduct our impairment tests for goodwill and intangibles, factors that are considered important in determining whether impairment might exist include significant continued under-performance compared to peers, significant changes in the underlying business and products of our reporting units, or other factors specific to each asset or reporting unit being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

        The accounting policies of our reportable segments are the same as those described in Note 1, "The Company and Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements.

        Certain minor arithmetical variances between the following narrative and the Consolidated Financial Statements may arise due to rounding.

Results of Operations

Blood testing

        Product sales    Our blood testing segment recognized product sales of $228.5 million, $148.0 million and $68.5 million in 2003, 2002 and 2001, respectively.

        Procleix® System    On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix® HIV-1/ HCV Assay. Under a collaboration agreement with Gen-Probe Incorporated, we market and sell the Procleix HIV-1/ HCV Assay and the related instrument system. In addition to selling directly in the U.S., we also sell in various European and Asia / Pacific markets, directly and through distributors. We record revenue based upon the reported results obtained from the customer from the use of assays to screen donations or upon sale and delivery of the assays, depending on the underlying contract. In the case of equipment sales or leases, we record revenue upon the sale and transfer of the title to the instrument or ratably over the life of the lease term, respectively. For the provision of service on the instruments, we recognize revenue ratably over the life of the service agreement.

        Worldwide product sales related to tests, instruments and the provision of services were $200.1 million, $125.4 million and $48.3 million in 2003, 2002 and 2001, respectively.

        The increase in product sales in 2003 as compared with 2002 primarily related to commercial pricing in the U.S. commencing May 1, 2002 for the Procleix® HIV-1/ HCV Assay following the U.S. Food and Drug Administration approval in February 2002. In addition, after the first quarter 2002, we signed new commercial contracts including those with existing America's Blood Centers customers, the American Red Cross, the U.S. military and the Association of Independent Blood Centers to provide the Procleix HIV-1/ HCV Assay. Other factors contributing to the increase in 2003 were (i) the introduction of the West Nile virus assay on an investigational-use basis in the U.S. and (ii) market share gains in the U.S. and increased sales to several markets abroad for the Procleix HIV-1/ HCV Assay. Slightly offsetting the increase in product sales related to tests, instruments and the provision of services in 2003 as compared with 2002, was additional revenue recognized in the first quarter 2002 under contracts with all our U.S. customers for increased donations exceeding contractual minimums.

        The increase in product sales in 2002 as compared with 2001 related primarily to the commercial sale of the Procleix® HIV-1/ HCV Assay in the U.S. following the U.S. Food and Drug Administration approval in February 2002. During 2002, we signed new commercial contracts including those with existing America's Blood Centers customers, the American Red Cross, the U.S. military and the Association of Independent Blood Centers to provide the Procleix HIV-1/ HCV Assay. In addition, in 2002, we experienced continued expansion in several markets outside the U.S. In the first and second quarters of 2002, we recognized additional revenue under previously existing contracts with all our U.S. customers for increased donations exceeding contractual minimums.

        Ortho-Clinical Diagnostics    Under our joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., we manufacture bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. We recognized product sales under this arrangement of $28.4 million, $22.7 million and $20.3 million in 2003, 2002 and 2001, respectively. The increase in 2003 as compared with 2002 primarily related to an increase in products manufactured for Ortho-Clinical Diagnostics. In addition, the timing of manufacturing services under the arrangement contributed to the increase in 2003 as compared with 2002. We also supply bulk antigens for Ortho-Clinical Diagnostics to be included in products to be sold by Bayer under a June 2001 agreement with Ortho-Clinical Diagnostics and Bayer Corporation (see also "Royalty and license fee revenues—Bayer" below). The increase in 2002 as compared with 2001 primarily related to the timing of manufacturing services rendered by Chiron.

        We expect competitive pressures related to our blood testing products to continue, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1. "Business-Competition" above.

        Revenues from joint business contractual arrangement    Revenues from our joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc. was $108.3 million, $104.6 million and $84.5 million in 2003, 2002 and 2001, respectively. The increase in 2003 as compared with 2002 primarily resulted from (i) a one-time benefit in the first quarter 2003 due to a change in estimate relating to revenues from Ortho-Clinical Diagnostics' non-U.S. affiliate sales, (ii) the timing of Ortho-Clinical Diagnostics' shipments to third parties and (iii) increased profitability of Ortho-Clinical Diagnostics' foreign affiliates. Offsetting the increase were lower profits from Ortho-Clinical Diagnostics' U.S. operations. Prior to the first quarter 2003, we had accounted for revenues relating to Ortho-Clinical Diagnostics' non-U.S. affiliate sales on a one-quarter lag. More current information is now available to us and as such, we now recognize revenues relating to non-U.S. affiliate sales on a one-month lag, consistent with the method of how we recognize revenues relating to Ortho-Clinical Diagnostics' sales for the U.S. portion of Ortho-Clinical Diagnostics' operations.

        The increase in 2002 as compared with 2001 primarily was due to the timing of Ortho's shipments to third parties, increased profitability of Ortho-Clinical Diagnostics' foreign affiliates, expanding sales of assays used on Ortho's Vitros® ECi immunodiagnostic system and nominal price increases in the U.S.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Under the Ortho-Clinical Diagnostics, Inc. joint business arrangement, we conduct research and development services related to immunodiagnostic products. Our blood testing segment recognized total collaborative agreement revenues of $9.0 million, $9.4 million and $11.3 million in 2003, 2002 and 2001, respectively. The majority of collaborative agreement revenues recognized by our blood testing segment related to immunodiagnostic products. The fluctuations between 2003 and 2002, and 2002 and 2001, primarily were due to the timing of research services.

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

        Royalty and license fee revenues    Our blood testing segment earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus and HIV-related patents, for use in the blood screening and plasma fractionation markets. Our blood testing segment also earns license fees related to our hepatitis C virus and HIV-related patents for technologies used by third parties to develop products for use in the blood screening and plasma fractionation markets. The blood testing segment recognized royalty and license fee revenues of $75.4 million, $53.5 million and $20.6 million in 2003, 2002 and 2001, respectively.

        Baxter A.G.    In June 2003, we entered into two license agreements with Baxter A.G. related to our hepatitis C virus and HIV technology for use in the plasma fractionation market for which we recognized a license fee in the second quarter 2003. In addition, we recognized royalty revenues under one of these agreements.

        F. Hoffmann-LaRoche settlement    In October 2000, we entered into three license agreements with F. Hoffmann-LaRoche Limited and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV intellectual property. Two agreements relate to in vitro diagnostic products. See "Other—Royalty and license fee revenues" below. The third agreement for blood screening was superseded in May 2001 by two new agreements, one for each of hepatitis C virus and HIV. Revenues under these agreements were $61.8 million, $48.5 million and $18.1 million in 2003, 2002 and 2001, respectively. The increase in 2003 as compared with 2002 related to (i) a $4.0 million one-time payment estimated using an alternative methodology under an agreement with F. Hoffmann-La Roche relating to back royalties, (ii) a contractual increase in the royalty rates and (iii) increased donations. Under these new agreements, royalties continue through the lives of the hepatitis C virus and HIV-related patents covering F. Hoffmann-La Roche's nucleic acid testing products. Currently, the applicable issued hepatitis C virus-related patents begin to expire in 2015 for the U.S. and in 2010 for Europe. Currently, the applicable issued HIV-related patent in Europe expires in 2005. An HIV-related patent was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. As permitted under the terms of its licensing agreement, F. Hoffmann-La Roche has decided to institute arbitration proceedings in regard to the application of the U.S. patent. During any pending arbitration proceedings, F. Hoffmann-La Roche remains obligated to make all quarterly royalty payments, subject to a right to be reimbursed by us if it is determined in the arbitration that such royalty payments were not due.

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

        Gross profit    Blood testing gross profit as a percentage of net product sales was 41%, 41% and 28% in 2003, 2002 and 2001, respectively. The increase in blood testing gross profit in 2002 as compared to 2001 related to the increase in nucleic acid testing product sales as a percentage of total blood testing product sales.

        In November 2003, Chiron and Gen-Probe Incorporated agreed to amend their world-wide blood screening collaboration agreement in order to adopt permanent, fixed revenue shares for each party. Effective January 1, 2004, Gen-Probe's share will be set at 45.75% of net revenues for assays, which include a test for the hepatitis C virus. For commercial assays, which do not test for the hepatitis C virus, such as the prospective West Nile test, the agreement remains unchanged with each party retaining 50% of the net revenues after deduction of appropriate expenses.

        Blood testing gross profit percentages may fluctuate in future periods as the blood testing product and customer mix changes.

        Research and development    Our blood testing segment recognized research and development expenses of $32.5 million, $19.4 million and $17.2 million in 2003, 2002 and 2001, respectively. The increase in research and development spending in 2003 as compared with 2002 is primarily related to (i) purchased in-process technology associated with our investment in ZymeQuest Inc. We are collaborating with ZymeQuest, Inc. to develop and commercialize a enzymatic conversion system which converts group A, B and AB red blood cells to enzyme-converted group O (ECO®) red blood cells, and (ii) costs associated with an agreement with Infectio Diagnostics Inc. in which we licensed proprietary nucleic acid-based technology for the rapid detection of bacterial contamination in platelets and blood products. The remaining increase in costs is due to the continued development of nucleic acid testing products.

        The increase in research and development spending in 2002 compared with 2001 primarily was due to the continued development of nucleic acid testing products and the timing of activities under the Ortho-Clinical Diagnostics joint business arrangement.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general and administrative    Our blood testing segment recognized selling, general and administrative expenses of $40.2 million, $30.8 million and $29.3 million in 2003, 2002 and 2001, respectively. The increased selling, general and administrative expenses in 2003 as compared with 2002 related to the expansion of our customer base for the Procleix® HIV-1/HCV Assay in the U.S., Europe and other international markets and the preparation and roll-out of the West Nile virus assay under IND testing.

        The increased selling, general and administrative expenses in 2002 compared with 2001 related to the expansion of our customer base for the Procleix® HIV-1/HCV Assay in the U.S., Europe and other international markets

        We expect continued growth in selling, general and administrative expenses related to nucleic acid testing technology and products as our sales opportunities expand in new markets through anticipated additional nucleic acid testing adoption.

Vaccines

        Product sales    We sell flu, meningococcal, travel, pediatric and other vaccines in the U.S., Germany, Italy, the United Kingdom and other international markets. Vaccine product sales were $678.3 million, $357.4 million and $365.7 million in 2003, 2002 and 2001, respectively.

        Sales of our flu vaccines were $332.4 million, $90.0 million and $74.7 million in 2003, 2002 and 2001, respectively. Flu vaccines sales increased in 2003 as compared with 2002, primarily as a result of additional sales of flu vaccine products following our third quarter 2003 acquisition of PowderJect Pharmaceuticals. PowderJect Pharmaceuticals flu vaccine sales were $219.2 million in 2003. Excluding PowderJect Pharmaceuticals, sales of our remaining flu vaccines increased primarily as a result of the benefit of the movement in the Euro to U.S. Dollar exchange rate and price and volume increases in Germany and Italy.

        The increase in flu vaccine sales in 2002 as compared with 2001 resulted from being first to the market in Germany, increased sales to new countries, such as China, increased sales to existing countries due to increased awareness in the overall influenza vaccines market and improved production yields.

        Menjugate®, our conjugate vaccine against meningococcal infection caused by the bacterium N. meningitidis serogroup C, sales were $65.5 million, $55.0 million and $105.6 million in 2003, 2002 and 2001, respectively. The increase in Menjugate sales in 2003 as compared with 2002 primarily related to the tender sales to Australia and the benefit of the movement in the Euro to U.S. Dollar exchange rate. In 2002 there were, as expected, fewer shipments to existing markets than in 2001 as a result of a universal vaccination program that occurred in the Province of Quebec, partially offset by shipments to new markets.

        Sales of our travel vaccines, comprised of tick-borne encephalitis, rabies vaccines and two products we obtained as part of our third quarter 2003 acquisition of PowderJect Pharmaceuticals, Arilvax™ and Dukoral™ were $87.8 million, $64.3 million and $51.7 million in 2003, 2002 and 2001, respectively. The increase in travel vaccines sales in 2003 as compared with 2002 primarily resulted from (i) increased fourth quarter 2003 sale of tick-borne encephalitis for vaccines that are typically sold in the first half of the year, (ii) additional sales of travel vaccine products following our third quarter 2003 acquisition of PowderJect Pharmaceuticals and (iii) the benefit of the movement in the Euro to U.S. Dollar exchange rate.

        The increase in travel vaccine sales in 2002 as compared with 2001 primarily resulted from increased tick-borne encephalitis vaccine sales with the 2002 launch of a new adult formulation and a pediatric formulation in Germany.

        Sales of our pediatric and other vaccines were $192.5 million, $148.1 million and $133.6 million in 2003, 2002 and 2001, respectively. The increase in pediatric and other vaccines sales in 2003 as compared with 2002 was primarily due to (i) additional sales of other vaccine products following our third quarter 2003 acquisition of PowderJect Pharmaceuticals, (ii) the timing of tender sales for measles, mumps and rubella vaccines and diphtheria, tetanus and pertussis vaccines and (iii) the benefit of the movement in the Euro to U.S. Dollar exchange rate. Contributing to the increase in 2002 pediatric and other vaccines sales as compared with 2001 were increased polio vaccine sales to non-profit organizations and developing markets such as India.

        Certain of our vaccine products, particularly our flu vaccines, are seasonal and typically have higher sales in the third and fourth quarters of the year. In addition, we expect Menjugate® sales to continue to fluctuate as public health authorities consider adoption of broad vaccination programs.

        We expect competitive pressures related to many of our vaccine products to continue into the future, primarily as a result of the introduction of competing products into the market, including, but not limited to, new combination vaccines, as listed in Part I, Item 1., "Business—Competition" above.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our vaccines segment recognized collaborative agreement revenues of $4.2 million, $0.7 million and $0.01 million in 2003, 2002 and 2001, respectively. In the first quarter 2002, we entered into an agreement to supply a vaccine for meningococcal meningitis caused by the bacterium N. meningitidis serogroup B to the Ministry of Health in New Zealand. We recognized $2.3 million of revenue under this arrangement in 2003. In addition, as a result of our third quarter 2003 acquisition of PowderJect Pharmaceuticals, we recognized revenue under an agreement with MedImmune, Inc.

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

        Royalty and license fee revenues    Our vaccines segment earns royalties on third party sales of, and license fees on, several products. The vaccines segment recognized royalty and license fee revenues of $12.7 million, $12.3 million and $16.5 million in 2003, 2002 and 2001, respectively.

        GlaxoSmithKline    An agreement with GlaxoSmithKline plc provides for royalties on sales of certain vaccine products. Under this agreement, we recognized $7.1 million, $7.0 million and $6.1 million of such royalties in 2003, 2002 and 2001, respectively.

        Other    In 2003, 2002 and 2001, we recognized $5.6 million, $5.3 million and $10.4 million, respectively, of royalty revenues primarily on third party sales of hepatitis B virus vaccine products. The decrease in 2002 as compared with 2001 primarily related to (i) a decrease in sales of hepatitis B virus vaccine products due to competitive multivalent hepatitis B virus vaccine products and (ii) reduced royalties starting in the fourth quarter 2001 due to certain terms of one of the hepatitis B virus arrangements expiring in the third quarter 2001. Certain patents related to the production of hepatitis B vaccine products expire beginning in 2004, which will result in reductions in royalty revenues recognized under one arrangement.

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

        Other revenues    Our vaccines segment recognized other revenues of $13.5 million, $17.9 million and $21.0 million in 2003, 2002 and 2001, respectively.

        Grant and contract revenues    Our vaccines segment other revenues included grant and contract revenues of $9.7 million, $14.6 million and $15.0 million for 2003, 2002 and 2001, respectively. In the second quarter 2000, we entered into an agreement with the U.S. National Institutes of Health to advance our HIV vaccine program into human clinical trials. Under this arrangement, we could receive $23.2 million over five years. Under supplemental arrangements, we may perform other work related to the National Institutes of Health's HIV vaccine program on a grant or contract-by-contract basis. A majority of the grant and contract revenues, $7.3 million, $10.1 million and $9.9 million in 2003, 2002 and 2001, respectively, were recognized under these arrangements.

        Contract manufacturing revenues    Included in our vaccines segment other revenues are contract manufacturing revenues of $2.2 million, $1.5 million and $2.2 million for 2003, 2002 and 2001, respectively. The fluctuations resulted from a change in the level of contract manufacturing activities.

        The balance of other revenues recognized in our vaccines segment consisted of various other arrangements, which individually were not material.

        Other revenues recognized in our vaccines segment may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues.

        Gross profit    Vaccines gross profit as a percentage of net product sales was 53%, 58% and 63% in 2003, 2002 and 2001, respectively. The decrease in gross profit in 2003 as compared with 2002 related to additional costs of $24.4 million in 2003 associated with the sale of inventory acquired during the acquisition of PowderJect Pharmaceuticals. These additional costs related to a fair value adjustment on the acquisition of PowderJect Pharmaceuticals. Excluding these additional costs, vaccine gross profit as a percentage of net product sales for 2003 would have been 57%. In addition, the vaccine gross profit margin in 2003 was negatively impacted by the shutdown of certain facilities, in the first quarter 2003, to ensure compliance with regulatory requirements.

        The decrease in vaccine gross profit margin in 2002 as compared with 2001 primarily related to (i) increased product reserves in 2002 due to various issues, including seasonality patterns, excess and obsolete inventory and production yields, (ii) lower sales of Menjugate® vaccine, which has a relatively high gross profit margin and (iii) the commencement, in the fourth quarter 2001, of royalty payments to Novartis AG based on Menjugate sales under the December 1995 Limited Liability Company Agreement (see Note 9, "Related Party Transactions," in the Notes to Consolidated Financial Statements).

        Vaccines gross profit percentages may fluctuate significantly in future periods due to product and customer mix, seasonality and ordering patterns and production yields.

        Research and development    Our vaccines segment recognized research and development expenses of $129.7 million, $70.1 million and $63.1 million in 2003, 2002 and 2001, respectively. The increase in research and development spending in 2003 compared with 2002 resulted mainly from the advancement of several programs in our meningococcal franchise and flu cell culture. Also, there was $16.2 million of incremental research and development expense following our third quarter acquisition of PowderJect Pharmaceuticals.

        We have recently completed a Phase III trial in the U.S. for Menjugate® vaccine. We are currently compiling the data from this trial and anticipate filing a BLA for Menjugate in 2004. The study was conducted in conjunction with the Northern California Kaiser Permanente Vaccines Research Center, and will expand the vaccine's safety database for a U.S. population relative to the safety profile of the current U.S.-licensed meningococcal polysaccharide vaccine Menomune® (A, C, Y, W-135).

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

        Selling, general and administrative    Our vaccines segment recognized selling, general and administrative expenses of $135.8 million, $89.9 million and $78.2 million in 2003, 2002 and 2001, respectively. The increase in selling, general and administrative expenses in 2003 compared with 2002 primarily relates to additional expenses following our third quarter acquisition of PowderJect Pharmaceuticals. Excluding $34.8 million of additional selling, general and administrative expenses associated with PowderJect Pharmaceuticals, including integration costs of $9.2 million, the remaining increase in selling, general and administrative expenses resulted from additional costs associated with the enhancement of current business processes and headcount and the Euro to U.S. Dollar exchange rate fluctuation. These increases were partially offset by (i) a payment made in the first quarter 2002 to the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government's healthcare program that was expensed in the first quarter 2002 and (ii) increased sales and marketing costs associated with the 2002 launch of our newly formulated tick-borne encephalitis vaccine.

        The increase in selling, general and administrative expenses in 2002 as compared with 2001 related to (i) a payment made in the first quarter 2002 to the German government as discussed above, (ii) increased sales and marketing costs associated with the 2002 launch of our newly formulated tick-borne encephalitis vaccine and increased flu vaccine sales and (iii) additional costs associated with the enhancement of current business processes and headcount. These increases were partially offset by the reduced commissions paid under a co-marketing and co-promotion agreement with Aventis Pasteur MSD related to sales of Menjugate® vaccine.

        Amortization expense    Our vaccines segment recognized amortization expense of $31.2 million, $5.6 million and $8.3 million in 2003, 2002 and 2001, respectively. The increase in amortization expense in 2003 as compared with 2002 relates to the intangibles acquired following our acquisition of PowderJect Pharmaceuticals in the third quarter 2003. Acquired intangible assets included the fair value of distribution rights, a contract manufacturing agreement and developed product technologies. The distribution rights and the contract manufacturing agreement are being amortized on a straight-line basis over 1 to 4 years. Developed product technologies are being amortized using either the estimated sales method over 10 years or on a straight-line basis over 1 to 15 years.

        In the second quarter 1998, we acquired the remaining 51% interest in Chiron Behring from Hoechst AG and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to acquired intangible assets and goodwill. Acquired intangible assets included the fair value of trademarks, patents and customer lists, which we are amortizing on a straight-line basis over 6 to 20 years. Acquired intangible assets also included the assembled workforce. On January 1, 2002, the assembled workforce was reclassified to goodwill and goodwill was no longer amortized. This change was the primary reason for the decrease in amortization expense in 2002 as compared with 2001. As circumstances dictate, we will evaluate the useful life and carrying value of each intangible asset, which may result in future adjustments to the amortization periods or book values. The goodwill and assembled workforce amortization expense was $2.4 million in 2001.

Biopharmaceuticals

        Product sales    Biopharmaceutical product sales were $439.1 million, $408.7 million and $337.7 million in 2003, 2002 and 2001, respectively. Biopharmaceutical product sales in 2003, 2002 and 2001 consisted principally of Betaseron® interferon beta-1b, TOBI® tobramycin and Proleukin® (aldesleukin).

        Betaseron® interferon beta-1b    We manufacture interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively "Schering"), under the trade names Betaseron® (in the U.S and other non-European markets) and Betaferon® (in Europe). Boehringer Ingelheim also supplies Betaferon to Schering for sale in Europe. For product manufactured by us, we recognize a portion of revenue for product sales upon shipment to Schering and the remainder based on a contractual percentage of sales by Schering, both of which we record as product sales. For product manufactured by Boehringer Ingelheim and marketed by Schering in Europe under the trade name Betaferon, we receive royalties calculated at the same percentage of sales less supply costs, which we record in royalty and license fee revenues. Starting in the fourth quarter 2003, the amount we recorded as product sales, based on a percentage of sales by Schering, and Betaferon royalties, declined by five percentage points pursuant to our contractual agreement with Schering. As a result, we estimate that the percentage of sales per unit on which our payments are based will decrease, reducing our per unit revenue by approximately 18% (for sales of Chiron product) and approximately 34% (for royalties from sales of Boehringer Ingelheim product) from that received prior to the decline. However, there are a number of mitigating considerations, including (i) the transitional supply agreement, discussed in "Royalty and license fee revenues—Betaferon" below, (ii) the volume mix of Chiron product and Boehringer Ingelheim product and (iii) the launch of product upgrades with ease-of-use features. We believe these considerations will partially offset this contractual change.

        In October 2003, the U.S. Food and Drug Administration approved a new pre-filled diluent syringe for Betaseron®. The pre-filled diluent syringe was launched in January 2004 and enhances the delivery mode and shortens preparation, helping to simplify injections of Betaseron. In the first quarter 2003, the U.S. Food and Drug Administration approved new labeling for Betaseron. The labeling expands the indication for Betaseron to treat all relapsing forms of multiple sclerosis to reduce the frequency of clinical exacerbations. Relapsing forms of multiple sclerosis include relapsing-remitting, the most common form, and secondary progressive multiple sclerosis with relapses.

        Pursuant to our agreement with Schering, we began supplying Betaferon® to Schering in the fourth quarter 2002 for certain additional European markets, which were previously supplied by Boehringer Ingelheim. This resulted in a shift of revenue recognized under this agreement to product sales, and a decrease in royalty revenues beginning in the fourth quarter 2002. In 2003, Schering extended its supply agreement with Boehringer Ingelheim through 2008. The exact shift of revenue in the future will be contingent on our production capacity, Schering's minimum purchase commitment under the extended supply agreement with Boehringer Ingelheim, and market demand. The shift to product sales is expected to increase over the next three years. We expect overall, biopharmaceutical earnings to be largely unaffected by the transition. In order to supply Betaferon to Schering, we are required to make capital improvements to our existing manufacturing facilities to increase capacity. During 2003 and 2002, we recorded charges related to process development and test runs associated with this project. See "Research and development" below.

        Betaseron® product sales were $124.9 million, $118.5 million and $96.4 million in 2003, 2002 and 2001, respectively. The increases in Betaseron product sales in 2003 as compared with 2002, primarily related to (i) price increases, (ii) the benefit of the movement in foreign exchange rates and (iii) increased patient demand attributed to an overall increase in the market for interferon beta-1b products for multiple sclerosis. These increases were partially offset by (i) a decline in the amount we recorded as product sales, based on a percentage of sales by Schering, by five percentage points pursuant to our contractual agreement with Schering, (ii) fluctuations in wholesaler ordering patterns, and (iii) incremental revenues recognized in the first quarter 2002 related to the effect of recording revenue based on more current information available from Schering. In 2002, Schering converted to wholesaler distribution from direct distribution method. Prior to the first quarter 2002, we accounted for revenues from non-U.S. product sales based on information provided by Schering on a one-quarter lag. More current information of non-U.S. Betaseron sales became available in 2002, and as a result, we were able to begin recognizing revenues from Betaseron product sales on a current basis. This change resulted in incremental revenues recognized during the first quarter 2002 of $4.3 million. Inventory ordering patterns as well as foreign currency exchange rates may influence future Betaseron sales.

        The increases in Betaseron® product sales in 2002 as compared with 2001, primarily related to (i) increased underlying patient demand from end users in the U.S. and certain international markets, (ii) price increases and (iii) fluctuations in wholesaler inventory levels, following the conversion to wholesaler distribution in 2002. As discussed above, prior to 2002, we accounted for non-U.S. product sales based on information provided by Schering on a one-quarter lag. More current information of non-U.S. Betaseron sales was available in 2002, and as a result, we were able to recognize Betaseron product sales on a current basis. As a result, there were incremental product sales revenues recognized during the first quarter 2002 of $4.3 million.

        As discussed in "Royalties and license fee revenues" below, Betaferon® royalties also increased in 2003 as compared with 2002, and in 2002 as compared with 2001.

        TOBI® tobramycin    We sell TOBI® directly in the U.S. and certain international markets. We recognized TOBI sales of $172.0 million, $146.9 million and $123.1 million in 2003, 2002 and 2001, respectively. Increased TOBI sales in 2003 as compared with 2002, primarily related to (i) greater product penetration in various European countries, (ii) price increases, (iii) the benefit of the movement in the Euro to U.S. dollar exchange rate and (iv) increased use and improved compliance in the U.S. by patients with cystic fibrosis. These increases were partially offset by a change in sales adjustments. Increased TOBI sales in 2002 as compared with 2001 primarily related to (i) the progress of the TOBI product launch in various European countries, (ii) increased use and compliance in the U.S. by patients with cystic fibrosis and (iii) price increases. Fluctuations in foreign exchange rates, principally the Euro, have also contributed slightly to the increase in 2002 TOBI sales. In 2002, these increases were partially offset by an increased level of Medicaid rebates.

        We continue to pursue the use of TOBI® to treat other serious lung infections and to seek approval in other countries. Wholesaler ordering patterns as well as reimbursement and government pressures, competition, foreign currency exchange rates and the level of rebates may influence future TOBI sales. In December 2002, the U.S. Food and Drug Administration tentatively approved an abbreviated new drug application for an inhaled tobramycin for sale in the U.S. following expiration of the orphan drug status of TOBI in December 2004. Subsequently, the application was withdrawn and under terms of a settlement agreement reached in October 2003, approval will not be sought to market this generic product until the 2014 expiration of our patent in the U.S. covering the formulation of TOBI.

        Proleukin® (aldesleukin)    Proleukin® is approved in over 50 countries for the treatment of metastatic (Stage IV) renal cell carcinoma and in Canada and the U.S. for the treatment of metastatic (Stage IV) melanoma. Sales of Proleukin were $115.1 million, $114.3 million and $93.3 million in 2003, 2002 and 2001, respectively. The increase in Proleukin product sales in 2003 as compared with 2002 primarily related to (i) price increases, (ii) increase in patient demand in the U.S. and (iii) the benefit of the movement in the Euro to U.S. Dollar exchange rate. These increases were partially offset by wholesaler ordering patterns and a decrease in underlying patient demand in Europe. Proleukin product sales in 2002 as compared with 2001 increased primarily as a result of stabilization of wholesale ordering patterns, from those experienced in 2001, relative to demand and price increases. In 2001, wholesalers significantly reduced inventories from quantities held at the end of 2000. In 2002, wholesalers decreased inventories only slightly. Fluctuations in foreign exchange rates, principally the Euro, have also contributed slightly to the increase in 2002 Proleukin sales.

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

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our biopharmaceuticals segment recognized collaborative agreement revenues of $5.3 million, $12.1 million and $25.0 million in 2003, 2002 and 2001, respectively.

        S*BIO    In the second quarter 2000, we invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products. We also granted S*BIO certain rights to our gene expression and combinatorial chemistry technology. Under this arrangement, we received approximately $23.7 million for technology transfer and research services. We recognized collaborative agreement revenues of $8.8 million and $12.1 million in 2002 and 2001, respectively, under this arrangement. The technology transfer period and the related revenue recognition period ended in the third quarter 2002.

        GlaxoSmithKline plc    In the fourth quarter 2002, we entered into a collaboration agreement and license agreement with GlaxoSmithKline plc related to certain of our MC-4R compound patents. Under this arrangement, we recognized collaborative agreement revenues of $3.3 million for 2003.

        Novartis    In 1996, Chiron and Novartis entered into an agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis paid us $60.0 million over five years. In connection with this agreement, we recognized collaborative agreement revenues of $10.0 million in 2001. This agreement expired in the fourth quarter 2001.

        Our "Other" segment also earned collaborative agreement revenues under a third Novartis agreement. See "Other—Collaborative agreement revenues" below.

        The balance of collaborative agreement revenues recognized in our biopharmaceuticals segment consisted of various other agreements, which individually were not material.

        Collaborative agreement revenues tend to fluctuate based on the amount and timing of research services performed, the status of projects under collaboration and our achievement of performance milestones. Due to the nature of our collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. In addition, the collaboration agreements typically provide for certain milestone payments and various royalties on future product sales if the collaborative partners commercialize a product using our technology. Also, our ability to generate additional collaborative agreement revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners.

        Royalty and license fee revenues    Our biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon® interferon beta-1b and recombinant insulin and glucagon products. Our biopharmaceuticals segment also earns license fees for technologies, such as hepatitis C virus patents, used by third parties to develop therapeutic products. The biopharmaceuticals segment recognized royalty and license fee revenues of $87.7 million, $63.3 million and $59.8 million in 2003, 2002 and 2001, respectively.

        Betaferon® interferon beta-1b    We manufacture interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively "Schering"), under the trade names Betaseron® (in the U.S and other non-European markets) and Betaferon® (in Europe). Boehringer Ingelheim also supplies Betaferon to Schering for sale in Europe. For product manufactured by Boehringer Ingelheim, we receive royalties calculated as a percentage of sales less the amount paid or incurred by Schering for supply costs, including Schering's cost to purchase product from Boehringer Ingelheim.

        In 2003, 2002 and 2001, we recognized Betaferon® royalties of $63.8 million, $46.9 million and $38.9 million, respectively, under this arrangement. The increase in Betaferon royalties in 2003 compared with 2002 was due to (i) benefit in the movement of the Euro to U.S. dollar exchange rate, (ii) the benefit of a reduction of the allocated cost under a three-year limited cost sharing arrangement under the transitional supply agreement with Schering, (iii) increase in demand and (iv) a positive impact of the difference between the adjustment of estimated royalty to actual royalty. These increases were partially offset by (i) a decline in our royalty rate in the fourth quarter 2003 by five percentage points, pursuant to our contractual agreement with Schering, (ii) incremental revenues recognized during the first quarter 2002 of $3.9 million related to a change in our methodology of recognizing these royalties and (iii) a shift in revenue from royalty revenue to product sales. Prior to 2002, we accounted for Betaferon® royalties as a percentage of forecast received from Schering, with an adjustment of the estimate to actual in the subsequent quarter. More current information of European Betaseron® sales was available in 2002, and as a result, we were able to recognize Betaferon royalties on a current basis beginning in the first quarter 2002.

        The increase in Betaferon® royalties in 2002 compared with 2001 was due to (i) increased utilization of beta interferon therapy for multiple sclerosis, (ii) fluctuations in foreign exchange rates, principally the Euro and (iii) incremental revenues recognized during the first quarter 2002 of $3.9 million related to a change in our methodology of recognizing these royalties as discussed above. These increases were offset partially by the shift of revenue from royalties to product sales related to Switzerland as Schering began to sell product purchased in 2001 into the market.

        As discussed in "Product sales—Betaseron®" above, we began supplying Betaferon® to Schering in the fourth quarter 2002 for certain additional European markets, which was previously supplied by Boehringer Ingelheim. This resulted in a shift of revenue recognized under this agreement to product sales, with a decrease in royalty revenues, beginning in the fourth quarter 2002. In 2003, Schering extended its supply agreement with Boehringer Ingelheim through 2008. The exact shift of revenue in the future will be contingent on our production capacity, Schering's minimum purchase commitment under the extended supply agreement with Boehringer Ingelheim and market demand. The shift to product sales is expected to increase over the next three years. We expect overall biopharmaceutical earnings to be largely unaffected by the transition. Future Betaferon royalties will be influenced by demand, price changes, decline in our royalty rate and foreign currency exchange rates.

        Novo Nordisk    We earn royalty revenues on insulin and glucagon product sales by Novo Nordisk AS. We recognized $8.5 million, $7.5 million and $6.9 million in 2003, 2002 and 2001, respectively, under this arrangement. Patents related to the production of insulin and glucagons began expiring in late 2003 and as a result, significant reductions in royalty revenue recognized under this arrangement in future periods are expected.

        Boehringer Ingelheim    In December 2003, we granted Boehringer Ingelheim a nonexclusive license for the research, development and commercialization of small molecule therapeutics against hepatitis C virus drug targets. We recognized $4.0 million in 2003 under this arrangement.

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

        Other revenues    Our biopharmaceuticals segment recognized other revenues of $29.5 million, $17.5 million and $19.7 million in 2003, 2002 and 2001, respectively.

        Contract manufacturing revenues    Our biopharmaceuticals segment recognized contract manufacturing revenues of $13.5 million, $14.0 million and $16.1 million for 2003, 2002 and 2001, respectively. The fluctuations in 2003 as compared to 2002, and in 2002 as compared to 2001, resulted from the level of activity and the timing of contract manufacturing activities.

        Biogen and Serono settlements    A U.S. Court of Appeals partially reversed a District Court ruling in connection with certain patents owned by Chiron and licensed exclusively to Schering AG's U.S. subsidiary, Berlex Laboratories. As a result of the ruling and prior agreements between Biogen and Berlex, Biogen was required to make a settlement payment to Schering. In accordance with an earlier contract between Chiron and Berlex, we recognized approximately $13.0 million in 2003, which represented our share of this settlement payment. In addition, there was a similar settlement between Berlex and Serono of which we recognized approximately $1.4 million in 2003.

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

        Gross profit    Biopharmaceutical gross profit as a percentage of net product sales was 72%, 73% and 71% in 2003, 2002 and 2001, respectively. The decrease in biopharmaceutical gross profit margins in 2003 as compared to 2002 was the result of higher annual facility maintenance costs, non-recurring expenses related to production, less favorable mix of biopharmaceutical product sales, the increased cost of producing the Betaseron ® pre-filled syringe presentation and a decline in Betaseron product sales, based on a percentage of sales by Schering, by five percentage points pursuant to our contractual agreement with Schering, offset by price increases. The increase in biopharmaceutical gross profit margins in 2002 as compared with 2001 was the result of a more favorable mix of biopharmaceutical product sales, price increases effective early in 2002 and a decrease in royalty expenses.

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

        Biopharmaceutical gross profit percentages may fluctuate significantly in future periods due to production yields, increased cost to produce the Betaseron ® pre-filled syringe presentation, the decline in Betaseron product sales, based on a percentage of sales by Schering, by five percentage points pursuant to our contractual agreement with Schering and as the biopharmaceutical product and customer mix changes.

        Research and development    Our biopharmaceuticals segment recognized research and development expenses of $247.2 million, $236.3 million and $264.9 million in 2003, 2002 and 2001, respectively.

        The increase in research and development spending in 2003 as compared with 2002 primarily related to costs associated with a license agreement with Cubist Pharmaceuticals, Inc. for the development and commercialization of Cubist's antibiotic daptomycin and the investment in other development projects, including those activities related to the development of (i) interleukin-2 in combination with various monoclonal antibodies, (ii) a dry powder formulation of our inhaled TOBI® tobramycin product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients, (iii) tifacogin, as discussed below and (iv) tezacitabine, obtained as a part of the acquisition of Matrix Pharmaceutical in the first quarter 2002. In addition, we are required to make capital improvements to our existing manufacturing facilities to support the supply of Betaferon® interferon beta-1b to Schering. In connection with this project, we are continuing to incur expenses relating to the development of new processes and the performance of test runs related to the installed equipment. These increases were partially offset by decreases in the activities for various clinical trials, including (i) transfer of the responsibility of the SILCAAT trial to NIAID and the University of Minnesota in the fourth quarter 2002, discussed below, and (ii) termination of our development activities for HBV-MF59, an immunotherapy for patients with chronic hepatitis B infection and PA-1806, a compound for gram negative infections in cystic fibrosis patients.

        In April 2003, we acquired exclusive worldwide development and commercial rights from Novartis for aerosolized cyclosporine (ACsA), a therapy under evaluation for treatment of rejection and reduction of mortality in lung transplant recipients.

        In October 2003, we entered into a license agreement with Cubist Pharmaceuticals, Inc. for the development and commercialization of Cubist's antibiotic daptomycin for injection in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In exchange for these development and commercialization rights, we have agreed to pay Cubist up to $50.0 million. This $50.0 million includes $18.0 million, which was paid by Chiron up front in the fourth quarter 2003, $10.0 million of which was used to purchase restricted Cubist common stock at a 50 percent premium over market price and up to $32.0 million of additional payments to Cubist upon the achievement of certain regulatory and sales milestones. We will also pay Cubist a tiered royalty on daptomycin for injection made by Chiron. We recorded $10.6 million of the up front payment, related to the purchase of in-process research and development as research and development expense in the fourth quarter 2003.

        In October 2003, we acquired all of Pfizer, Inc.'s, formerly Pharmacia Corp.'s, interest in tifacogin, in return for which Pfizer will receive royalties on sales of tifacogin. We are initiating plans for a Phase III trial for tifacogin in patients with severe community-acquired pneumonia.

        In the fourth quarter 2002, we reached an agreement in principle to transfer responsibility for the SILCAAT (referred to also as Proleukin® (aldesleukin) for HIV) trial, a Phase III study for recombinant human interleukin-2 (IL-2, aldeseleukin), to the National Institutes Allergy and Infectious Disease (NIAID) and the University of Minnesota. Responsibility for the SILCAAT study was transferred to NIAID and University of Minnesota effective February 14, 2003. Our research and development expenses related to the SILCAAT trial decreased in 2003 as a result of transferring responsibility for the trial. However, under the agreement, we are obligated to fund a maximum of $18.0 million over the lifetime of the trial and to supply clinical materials and certain other support services, of which $6.0 million has been paid in 2003.

        The decrease in research and development spending in 2002 as compared with 2001 primarily related to the timing of various clinical trials, including (i) the conclusion of the clinical trial for tifacogin (recombinant Tissue Factor Pathway Inhibitor) for severe sepsis in the fourth quarter 2001, (ii) the conclusion of reimbursed manufacturing activities to our partner, Sirna Therapeutics Inc. (formerly Ribozyme Pharmaceuticals Co.), for production of Angiozyme for 2002 clinical trials in cancer and (iii) the conclusion of our Phase I trials for HIV using a non-nucleoside HIV reverse transcriptase inhibitor (NNRTI) compound. The decreases were partially offset by the progress in other development projects, including those activities related to (i) our December 2001 collaboration agreement with Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.) for the development of a dry powder formulation of our inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients, (ii) the development of tezacitabine, and (iii) the development of interleukin-2 in combination with various monoclonal antibodies. In addition, as discussed in "Product sales—Betaseron®" above, we are required to make capital improvements to our existing manufacturing facilities to support the supply of Betaferon® to Schering. In 2002, in connection with this project, we incurred expenses relating to the development of new processes and the performance of test runs related to the installed equipment.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general and administrative    Our biopharmaceuticals segment recognized selling, general and administrative expenses of $116.0 million, $95.4 million and $79.8 million in 2003, 2002 and 2001, respectively. The increase in selling, general and administrative expenses in 2003 as compared with 2002 related to (i) ongoing sales and marketing programs to support TOBI® tobramycin in the U.S. and continued market penetration in Europe, (ii) continued investment in and defense of our patents and technology, (iii) sales and marketing costs for various biopharmaceutical post-market approval commitments, (iv) additional costs associated with the enhancement of current business processes and (v) the Euro to U.S. Dollar exchange rate fluctuation. In addition, the increase in 2003 as compared with 2002 was impacted by increased costs following the acquisition of Pulmopharm in the third quarter 2002.

        The increase in selling, general and administrative expenses in 2002 as compared with 2001 related to sales and marketing costs for various biopharmaceutical post-market approval commitments and support for continued market penetration of TOBI® in Europe, and costs following the acquisition of Pulmopharm in the third quarter 2002.

        Amortization expense    Our biopharmaceuticals segment recognized amortization expense of $25.1 million, $24.3 million and $38.4 million for 2003, 2002 and 2001, respectively. The increase in amortization expense in 2003 compared to 2002 related to the distribution rights acquired upon acquisition of Pulmopharm in the third quarter 2002. We acquired PathoGenesis Corporation on September 21, 2000 and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to purchased technologies, acquired intangible assets and goodwill, which related to the biopharmaceuticals segment. Purchased technologies, which were concluded to have alternative future uses, represented the fair value of research and development projects, which we will develop further after the acquisition date. We are amortizing purchased technologies on a straight-line basis over 15 years. Acquired intangible assets included the fair value of trademarks and trade names, patents and databases, which we are amortizing on a straight-line basis over 13 to 16 years. On January 1, 2002, assembled workforce was reclassified to goodwill and goodwill ceased to be amortized. This change was the primary reason for the decrease in amortization expense in 2002 as compared with 2001. As circumstances dictate, we evaluate the useful life and value of each intangible asset, which may result in future adjustments to the amortization periods or carrying values. Goodwill (including assembled workforce) amortization expense was $14.7 million in 2001.

Other

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Our other segment did not recognize collaborative agreement revenues in 2003 and 2002. Our other segment recognized collaborative agreement revenues of $9.1 million in 2001 under an agreement with Novartis AG. Under the December 1995 Limited Liability Company Agreement as amended (see Note 9, "Related Party Transactions," in the Notes to Consolidated Financial Statements), Novartis agreed to provide, at our request, research funding for certain projects. The funded projects consisted of certain adult and pediatric vaccines, Insulin-like Growth Factor-I, Factor VIII and Herpes Simplex Virus-thymidine kinase. This agreement as amended expired on December 31, 2001.

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

        Royalty and license fee revenues    Our other segment earns royalties on third party sales of, and license fees on, several products. Our other segment recognized royalty and license fee revenues of $74.3 million, $69.6 million and $101.4 million in 2003, 2002 and 2001, respectively.

        Our other segment's royalty and license fee revenues related to the use of our hepatitis C virus and HIV related patents by various third parties was $74.3 million, $69.0 million and $99.0 million in 2003, 2002 and 2001, respectively

        F. Hoffmann-LaRoche settlement    In October 2000, we entered into three license agreements with F. Hoffmann-LaRoche Limited related to the settlement of litigation in the U.S. and certain other countries for use of our hepatitis C virus and HIV nucleic acid testing intellectual property for use in clinical diagnostics.

        Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to F. Hoffmann-LaRoche's use of our hepatitis C virus patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to F. Hoffmann-LaRoche's use of our hepatitis C virus patent in its in vitro diagnostic products, which commenced in the first quarter 2001. Royalty revenues recognized under this agreement in 2003 compared with 2002 decreased as the annual minimum royalty under this agreement expired at the end of 2002. The increase in royalty revenues in 2002 compared to 2001 primarily related to increased product sales recognized by F. Hoffmann-LaRoche.

        Under the HIV agreement, we received $10.0 million in the fourth quarter 2000, which we deferred, and received $10.0 million in the first quarter 2001. These amounts included a refundable license fee and royalties for past sales related to F. Hoffmann-LaRoche's use of our HIV related patent in its in vitro diagnostic products in Europe. These amounts became nonrefundable in January 2001 when the European Patent Office Board of Technical Appeals upheld our HIV related patent. As a result, we recognized the entire $20.0 million as revenue in the first quarter 2001. The agreement also provides for royalties on future sales related to F. Hoffmann-LaRoche's use of our HIV related patent in its in vitro diagnostic products, which also commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld our HIV related patent. Royalty revenues recognized under this agreement in 2003 were consistent with 2002.

        Under these agreements, such royalties will continue through the lives of the hepatitis C virus and HIV-related patents covering F. Hoffmann-La Roche's nucleic acid testing products. Currently, the applicable issued hepatitis C virus-related patents expire in 2015 for the U.S. and in 2010 for Europe. Currently, the applicable issued HIV-related patent in Europe expires in 2005. An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. The issuance of the patent triggered a milestone payment to Chiron of $10.0 million from F. Hoffmann-La Roche, which was received in April 2003. As permitted under the terms of its licensing agreement, F. Hoffmann-La Roche has decided to institute arbitration proceedings in regard to the application of the U.S. patent. We have deferred recognition of this $10.0 million milestone payment and interest as of December 31, 2003. During any pending arbitration proceedings, F. Hoffmann-La Roche remains obligated to make all quarterly royalty payments, subject to a right to be reimbursed by Chiron if it is determined in the arbitration that such royalty payments were not due.

        See "Blood testing—Royalties and license fee revenues" above for a discussion of the third agreement entered into with F. Hoffmann-LaRoche in October 2000 and two additional agreements entered into with F. Hoffmann-LaRoche in May 2001, which superseded the October 2000 agreement.

        Bayer    In connection with the sale of Chiron Diagnostics to Bayer Corporation, we granted Bayer rights under HIV and hepatitis C virus related patents for use in nucleic acid diagnostic tests (excluding blood screening). In exchange for these rights, Bayer paid us a license fee of $100.0 million, which became nonrefundable in decreasing amounts over a period of three years, commencing in 1999. We recognized license fee revenues in 2001, which represented the portion of the $100.0 million payment that became nonrefundable during that period. We recognized the final portion of revenue in the fourth quarter 2001. In addition, the cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer, which increased in 2003 compared with 2002 primarily due to increased donations and a contractual increase in the royalty rates.

        F. Hoffmann-LaRoche PCR agreement    Under a July 1991 agreement between F. Hoffmann-LaRoche Limited and Cetus Corporation (a company acquired by Chiron), we received royalties on sales of polymerase chain reaction products and services sold by F. Hoffmann-LaRoche and its licensees. We did not recognize any revenue under this agreement in 2003. In 2002 and 2001 we recognized $0.7 million and $2.4 million, respectively, under this agreement. F. Hoffmann-LaRoche's royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter 2000. We recorded the adjustment of the estimate to actual for the final fourth quarter 2000 royalties in the first quarter 2001. The amount recognized in 2002 is a back royalty relating to 2000 that resulted from a royalty audit conducted in 2002.

        The balance of royalty and license fee revenues for 2003, 2002 and 2001 consisted of various other agreements, which individually were not material.

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

        Other revenues    Our other segment recognized other revenues of $1.0 million in 2002 relating to Matrix Pharmaceutical contract manufacturing projects that were not completed at the time of the acquisition.

        Selling, general and administrative    In 2003, 2002 and 2001, our other segment recognized selling, general and administrative expenses of $86.9 million, $67.6 million and $65.3 million, respectively. The increase in selling, general and administrative expenses in 2003 as compared with 2002 primarily resulted from integration costs of $2.8 million incurred by the other segment associated with our third quarter acquisition of PowderJect Pharmaceuticals, an impairment charge associated with long-lived assets, employee-related expenses, severance costs, additional consulting costs and a charitable donation to the Chiron Foundation. These increases were partially offset by lower litigation costs in 2003 related to our investment in and defense of our patents and technology.

        The increase in selling, general and administrative expenses in 2002 as compared with 2001 was due to our continued investment in and defense of our patents and technology partially offset by a decrease in consulting expenses.

        Purchased in-process research and development    Purchased in-process research and development charged to operations was $45.3 million and $45.2 million in 2003 and 2002, respectively. There was no purchased in-process research and development in 2001.

        On July 8, 2003, we acquired PowderJect Pharmaceuticals and accounted for the acquisition using the purchase method of accounting. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated $45.3 million of the purchase price to purchased in-process research and development, which we charged to operations in 2003. We do not anticipate that there will be any alternative future use for the in-process research and development. In valuing the purchased in-process research and development, we used probability-of-success-adjusted cash flows and a 14% discount rate. Cash flows from projects including those relating to (i) certain travel vaccines and (ii) vaccines for allergies were assumed to commence between 2004 and 2012.

        On February 20, 2002, we acquired Matrix Pharmaceutical, Inc. and accounted for the acquisition as an asset purchase. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated $45.2 million of the purchase price to purchased in-process research and development, which we charged to operations in 2002. We do not anticipate that there will be any alternative future use for the in-process research and development. In valuing the purchased in-process research and development, we used probability-of-success-adjusted cash flows and a 20% discount rate. We assumed revenue from tezacitabine to commence after 2005. As with all pharmaceutical products, the probability of commercial success for any research and development project is highly uncertain.

        Interest expense    In 2003, 2002 and 2001, we incurred interest expense of $19.1 million, $12.8 million and $7.5 million, respectively. The increase in 2003 as compared with 2002 primarily related to interest expense recognized on the $500.0 million convertible debentures that were issued on July 30, 2003.

        The increase in interest expense in 2002 as compared with 2001 was primarily due to the interest expense recognized on the Liquid Yield Option Notes that were issued in June 2001.

        Interest and other income, net    Interest and other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. In 2003, 2002 and 2001, we recognized interest income of $23.2 million, $36.2 million and $51.6 million, respectively. The decrease in interest income in 2003 as compared with 2002 primarily was due to lower average cash and investment balances following the acquisition of PowderJect Pharmaceuticals and lower average interest rates.

        The decrease in interest income in 2002 as compared with 2001 was primarily due to lower average interest rates, partially offset by higher average cash and investment balances following the $401.8 million received upon issuance of the Liquid Yield Option Notes in June 2001.

        In 2003, 2002 and 2001, we recognized gains of $9.4 million, $14.3 million and $8.7 million, respectively, related to the sale of certain equity securities.

        There were no losses attributable to impairment of equity securities in 2003. In 2002 and 2001, we recognized losses attributable to the impairment of certain debt and equity securities of $7.5 million and $5.5 million, respectively.

        In the second quarter 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us $5.1 million—the full principal plus interest. We recorded $1.5 million in interest and other income, net, for the year ended December 31, 2002.

        On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein's gross profit, through 2003. We received $2.0 million, $5.4 million and $2.5 million in 2003, 2002 and 2001, respectively.

        Income taxes    The reported effective tax rate for 2003 is 28.7% of pretax income from continuing operations, including the charge for purchased in-process research and development related to the PowderJect Pharmaceuticals acquisition. The reported effective tax rate for 2002 was 31.6% of pretax income from continuing operations, including the charge for purchased in-process research and development related to the Matrix Pharmaceutical acquisition. The effective tax rates for 2003 and 2002 after excluding the impact of the in-process research and development charges were 25% and 27%. The 2003 effective tax rate is lower than the 2002 effective tax rate due to increased benefits associated with our research and development activities and an increase in income earned in lower tax jurisdictions.

        The reported effective tax rate for 2001 was 31.4% of pretax income from continuing operations, which reflects the amortization of goodwill and acquired identifiable intangible assets related to the PathoGenesis Corporation acquisition. The 2002 reported effective tax rate is slightly higher than the 2001 reported effective tax rate due to the charge for non-deductible in-process research and development in 2002, which outweighed the increased benefits realized in 2002 from foreign income taxed at rates lower than the U.S. tax rate and the absence of non-deductible goodwill amortization in 2002.

        The effective tax rate may be affected in future period by changes in management's estimates with respect to our deferred tax assets, by the impact of acquisitions and new tax legislation, or by other items.

        Management believes the acquisition of PowderJect Pharmaceuticals may cause an increase in the future effective tax rate and is in the process of evaluating certain options that may mitigate any potential increase. Specifically, most of PowderJect Pharmaceutical's profits earned are in the United Kingdom, subject to a 30% marginal tax rate.

        Discontinued operations    In a strategic effort to focus on our core businesses of blood testing, vaccines and biopharmaceuticals, we completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. The "Gain (loss) from discontinued operations, net of taxes" consisted of the following during the years ended December 31:

	2003	2002	2001
	(In thousands)
Reversal of reserves for retention and severance obligations	$—	$—	$1,600
Reversal of reserves (net charge) for indemnity obligations	(5,222)	—	1,500
Gain on the sale of real estate assets	—	—	1,644
Employee settlement	—	(438)
Income tax benefit	12,197	118	534

	$6,975	$(320)	$5,278

        We reversed approximately $2.3 million related to unutilized reserves for Chiron Diagnostics and Chiron Vision, which were recorded as a "Gain from discontinued operations" for the year ended December 31, 2003.

        In 2003, Chiron and Bayer Corporation reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron Diagnostics. Under this settlement agreement, we made a payment to Bayer during the first quarter 2003. We utilized an amount previously reserved for indemnity obligations, based upon the settlement agreement with Bayer. These amounts resulted in a net charge of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million, which was recorded as a "Gain from discontinued operations" for the year ended December 31, 2003.

        In 2002, we recognized a charge of $0.4 million related to a settlement with a former employee arising out of the sale of Chiron Diagnostics. This amount was recorded as a "Loss from discontinued operations" for the year ended December 31, 2002.

        Under the terms of the Bayer agreement, we were responsible for retention and severance payments to specific U.S. and international employees and, accordingly, we reserved for such retention and severance obligations. In 2001, we reversed approximately $1.6 million for retention and severance obligations based upon a final reconciliation from Bayer. We recorded this amount as a "Gain from discontinued operations."

        Under the terms of the Bausch & Lomb agreement related to the sale of Chiron Vision, we provided customary indemnities and, accordingly, reserved for such contractual obligations to indemnify Bausch & Lomb against certain potential claims. In 2001, we reversed the remaining reserves of $1.5 million upon the sale of the remaining real estate assets, as discussed below. We recorded this amount as a "Gain from discontinued operations."

        We retained certain Chiron Vision assets, including certain Chiron Vision real estate assets, upon the completion of the sale. As of March 31, 2001, the remaining real estate assets amounted to $1.9 million. In April 2001, we sold these remaining real estate assets and recognized a net gain on the sale of these assets of $1.6 million. This gain was recorded as a "Gain from discontinued operations."

        In connection with the sale of Chiron Diagnostics and Chiron Vision, we recorded cumulative net deferred tax assets of $0.1 million and $8.5 million at December 31, 2003 and 2002, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. We also recorded corresponding valuation allowances of $0.1 million and $8.5 million at December 31, 2003 and 2002, respectively, to offset these deferred tax assets, as we believe that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. We will report the future recognition of these deferred tax assets, if any, as a component of "Gain (loss) from discontinued operations."

        "Gain (loss) from discontinued operations" included an income tax benefit of $12.2 million, $0.1 million and $0.5 million in 2003, 2002 and 2001, respectively. The tax benefit in 2003 related to the settlement agreement with Bayer and the reversal of valuation allowances against deferred tax assets that were established at the time of the sale of Chiron Diagnostics. The tax benefit in 2002 related to the charge for a settlement with a former employee arising out of the sale, as discussed above. The tax benefit in 2001 related to the reversal of reserves and valuation allowances against deferred tax assets that were established at the time of the sale.

New Accounting Standards

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than our first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provision no later than our fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than our first quarter of fiscal 2004. We have not entered into any material arrangements with VIEs created prior to or after January 31, 2003.

Liquidity and Capital Resources

        Our capital requirements have generally been funded by cash flow from operations, borrowings from commercial banks and issuance of debt securities and common stock. Our cash, cash equivalents and investments in marketable debt securities, which totaled $1,098.8 million at December 31, 2003, are invested in a diversified portfolio of financial instruments, including money market funds and instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and mature within three years.

        In June 2001 we issued zero coupon convertible Liquid Yield Option Notes (LYONs). The holders of the LYONs may require us to purchase all, or a portion of, their LYONs on June 12, 2004 at a purchase price of $584.31 per LYON. The accreted value on June 12, 2004 will be $426.5 million. We may choose to pay the purchase price in cash, shares of Chiron common stock or any combination thereof. Given our ability to pay the purchase price in shares of Chiron common stock, we continue to classify the LYONs as long-term liabilities as of December 31, 2003. Additional alternatives open to us to satisfy requests to purchase the LYONs include issuing new debt or equity securities. The next dates on which the holders may require us to purchase the LYONs following June 12, 2004 are June 12, 2006, and every fifth year thereafter until maturity in 2031.

        We believe that our cash, cash equivalents and marketable debt securities, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements over at least the next twelve months including any cash utilized under our stock repurchase program, the potential purchase of all, or a portion, of the LYONS and our contractual obligations of $312.2 million in the next twelve months as discussed in the Contractual Obligations table below. We also believe that our cash, cash equivalents and marketable debt securities, together with funds provided by operations and leasing arrangements, will be sufficient to meet our contractual obligations of $1.6 billion arising after twelve months as discussed in the Contractual Obligations table below. On July 30, 2003, we issued $500.0 million aggregate principal amount of convertible debentures, which mature on August 1, 2033. We are using the net proceeds from the issuance for general corporate purposes. In addition, we believe we could access additional funds from the debt and capital markets.

Sources and Uses of Cash

        We had cash and cash equivalents of $364.3 million and $248.0 million at December 31, 2003 and 2002, respectively.

        Operating activities    In 2003, net cash provided by operating activities was $413.9 million as compared with $268.2 million in 2002. The increase in cash provided by operating activities was primarily due to (i) higher income from continuing operations before depreciation and amortization and other non-cash charges, which increased mainly due to flu vaccine sales following the acquisition of PowderJect and higher product sales of Procleix® system, partially offset by increases in research and development costs. Increases in research and development costs were primarily due to the development of a dry powder formulation of our inhaled TOBI® tobramycin product, the development of tezacitabine, the development of interleukin-2 in combination with various monoclonal antibodies, expansion of our meningococcal franchise and development of flu cell culture. We also incurred costs associated with our collaboration with ZymeQuest Inc. to develop and commercialize an enzymatic conversion system, our license agreement with Infectio Diagnostics, and the in-licensing of daptomycin, (ii) higher royalty payments received under the Betaferon® and Roche royalty arrangements,

(iii) $14.4 million of cash received as a result of the Biogen and Serono settlements in connection with the McCormick patents (see "Biopharmaceuticals—Other revenues" above), (iv) an increase in accounts payable and accrued liabilities at December 31, 2003 as compared to a decrease at December 31, 2002 driven by the timing of payments and our acquisition of PowderJect and (v) excluding the effect of acquisitions, a decrease in inventories at December 31, 2003 as compared to an increase in inventories at December 31, 2002. Partially offsetting these increases was a payment made to Bayer Corporation as a result of a settlement agreement relating to certain claims raised by Bayer in connection under the Stock Purchase Agreement dated September 17, 1998.

        At December 31, 2003, Chiron had foreign net operating loss carryforwards of approximately $20.8 million, of which approximately $5.3 million begins expiring over the period 2008 to 2018 and the remaining $15.5 million is available to offset future taxable income without limitation. At December 31, 2003, Chiron had foreign net operating loss carryforwards attributed to the acquisition of PowderJect Pharmaceuticals of approximately $0.7 million, all of which are available to offset future taxable income without limitation. At December 31, 2003, Chiron had federal net operating loss carryforwards, attributable to the acquisition of Matrix Pharmaceutical, Inc., of approximately $49.2 million, which are available to offset future domestic taxable income ratably through 2021. At December 31, 2003, Chiron had federal net operating loss carryforwards attributable to the acquisition of PowderJect Pharmaceuticals of approximately $13.0 million, which are available to offset future domestic taxable income ratably through 2022. At December 31, 2003, Chiron had $23.4 million of state net operating loss carryforwards, which expire between 2004 and 2021 and state net operating loss carryforwards, attributable to the acquisition of Matrix Pharmaceutical, Inc., of approximately $27.3 million, which are available to offset future state taxable income ratably through 2013. At December 31, 2003, Chiron had utilized all of the remaining federal business tax credit carryforwards attributed to the PathoGenesis Corporation acquisition. At December 31, 2003, Chiron had state business tax credit carryovers of $16.3 million, which are available to offset future state tax liabilities without limitation, and foreign business tax credit carryovers of $22.2 million.

        In 2002, net cash provided by operating activities was $268.2 million as compared with $262.0 million in 2001. The increase in cash provided by operating activities largely was due to (i) higher income from operations before the charge for in-process research and development, depreciation and amortization and other non-cash charges and (ii) increased cash due to the timing of payments received under the Betaferon® interferon beta-1b and Roche royalty arrangements. These increases were partially offset by (i) the $45.3 million license fee payment received from Bayer in June 2001, (ii) increased accounts receivable primarily driven by increases in product sales and royalty receivables due to an increase in Betaferon® sales and increased blood screening royalties due to contractual price increases and increased blood testing volume, (iii) lower accrued liabilities and other payables due to the timing of payments and (iv) increased payments in 2002. Increased payments in 2002 as compared with 2001, included payments to (i) Gen-Probe Incorporated upon resolution of certain contractual disputes which were accrued for in the fourth quarter 2001 and (ii) the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government's healthcare program (see "Results of Operations—Vaccines—Selling, general and administrative" above).

        In 2001, net cash provided by operating activities was $262.0 million as compared with $373.4 million in 2000. The decrease in cash provided by operating activities largely was due to (i) higher tax payments, (ii) the timing of royalty and license fee payments under the F. Hoffman La-Roche Limited settlement agreements (see "Blood testing—Royalty and license fee revenues" and "Other—Royalty and license fee revenues" above) and (iii) $13.9 million of cash received upon the settlement of a cross currency interest rate swap in 2000. We made $134.8 million ($49.6 million domestic and $85.2 million foreign) in tax payments in 2001 as compared with $9.9 million in 2000. Domestic tax payments in 2001 included approximately $39.8 million related to the filing of our fiscal year 2000 tax return in September 2001. Foreign tax payments in 2001 primarily related to tax payments made by our Italian subsidiary. Our Italian subsidiary posted profits in both 2000 and 2001, and is taxed at a substantially higher tax rate than our domestic and other foreign subsidiaries. As a result, our Italian subsidiary made significant tax payments in 2001. The decrease in cash provided by operating activities were offset partially by a $45.3 million license fee payment received from Bayer Corporation in June 2001, as discussed in "Blood testing—Royalty and license fee revenues" above.

        We anticipate that research and development expenditures in 2004 will primarily be driven by (i) those activities under our December 2001 and June 2002 collaboration agreements with Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.) related to, among other things, the development of a dry powder formulation of our inhaled TOBI® product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients, (ii) those activities related to the development of interleukin-2 in combination with various monoclonal antibodies, (iii) expansion of our meningococcal franchise, (iv) development of flu cell culture, (v) research activities focused on identifying several novel vaccines and therapeutics for clinical development in the areas of oncology and infectious disease and (vi) those activities related to development with tifacogin in severe community-acquired pneumonia. In addition, we are required to make capital improvements to our existing manufacturing facilities to support the supply of Betaferon® to Schering. In connection with this project, we are continuing to incur expenses relating to the development of new processes and the performance of test runs related to installed equipment. Net cash from operating activities are expected to fund these research and development activities.

        Investing activities    In 2003, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $920.8 million, cash paid for acquisitions, net of cash acquired of $815.4 million, capital expenditures of $139.4 million, purchases of equity securities and interests in affiliated companies of $14.2 million and other uses of cash of $0.9 million. In 2003, cash paid for acquisitions, net of cash acquired, consisted of cash paid to acquire PowderJect Pharmaceuticals, net of cash acquired, of $814.7 million and cash paid for acquisition costs related to the acquisitions of PathoGenesis Corporation and Matrix Pharmaceutical of $0.7 million. Cash used in investing activities was offset by proceeds from sales and maturities of investments in marketable debt securities of $1,213.6 million, proceeds from the sale of equity securities and interests in affiliates companies of $12.6 million and proceeds from notes receivable of $0.8 million.

        On July 8, 2003, we acquired PowderJect Pharmaceuticals, a company based in Oxford, England that develops and commercializes vaccines. We acquired all of the outstanding shares of common stock of PowderJect Pharmaceuticals for a total preliminary estimated purchase price of approximately $947.8 million. We are in the process of finalizing certain estimates; thus both the purchase price and the allocation of the purchase price are subject to change. The preliminary purchase price and allocation reflect management's decision to cease operations at the Madison, Wisconsin facility and the Swedish facility. We have accrued approximately $28.1 million in estimated exit costs associated with these operations. As part of the acquisition of PowderJect, we assumed the debt of PowderJect including convertible notes with a face value of 35.0 million British Pounds (fair value of $57.0 million at July 8, 2003). We repaid the convertible notes during the third quarter 2003 and the payment is included in "Repayment of debt and capital leases" in the Consolidated Statement of Cash Flows for the year ended December 31, 2003.

        In April 2001, we entered into a collaboration with Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Our commitment is approximately 26.4 million Euro ($33.1 million at December 31, 2003) for the expansion of Chiron's Italian manufacturing facilities, of which Chiron had incurred costs of 15.3 million Euro ($19.2 million), as of December 31, 2003. This agreement began in the fourth quarter 2001 and is expected to continue through 2008. We currently are evaluating various financing alternatives to fund this expansion.

        The purchases of equity securities and interests in affiliated companies in 2003 consisted of (i) a payment of $6.7 million for the purchase of restricted Cubist common stock, (ii) a payment of $1.0 million for an equity investment in ZymeQuest and (iii) equity contributions under several venture capital funds including a $1.3 million capital contribution under two 2003 limited partnership agreements, a $0.6 million capital contribution under a 2002 limited partnership agreement, a $2.0 million capital contribution under a 2001 limited partnership agreement and a $2.7 million capital contribution under a 2000 limited partnership agreement. In 2003, we became a limited partner of Burrill Life Sciences Capital Fund, L.P. We will pay $10.0 million over 6 years, of which $1 million has been paid through December 31, 2003 for a 6.92% ownership. In 2003, we became a limited partner of Forward Venture V, L.P. We will pay $5.0 million over five years, of which $0.5 million has been paid through December 31, 2003, for a 4.47% ownership. In 2002, we became a limited partner of TPG Biotechnology Partners, L.P. We will pay $5.0 million over ten years, of which $1.9 million has been paid through December 31, 2003, for an 8.10% ownership. In 2001, we became a limited partner of Forward Venture IV, L.P. We will pay $15.0 million over ten years, of which $9.0 million has been paid through December 31, 2003, for a 6.35% ownership. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $19.7 million has been paid through December 31, 2003, for a 23.26% ownership.

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

        The proceeds from notes receivable of $6.4 million in 2002 related to amounts collected under promissory notes received in consideration for payment under biopharmaceutical license agreements with SkyePharma plc and Bristol-Myers Squibb Company.

        In 2001, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $987.3 million, capital expenditures of $64.9 million, purchases of equity securities and interest in affiliated companies of $14.9 million, cash paid for acquisition costs of PathoGenesis Corporation of $9.9 million and other uses of cash of $5.5 million. Cash used in investing activities was offset by proceeds from the sale and maturity of investments in marketable debt securities of $681.6 million, proceeds from the sale of assets of $8.2 million, proceeds from the sale of equity securities and interests in affiliated companies of $15.1 million and proceeds from notes receivable of $6.4 million.

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

        Financing activities    In 2003, net cash provided by financing activities consisted of $500.0 million of proceeds from the issuance of convertible debentures (discussed below), $123.6 million of proceeds from the reissuance of treasury stock (related to stock option exercises), $2.1 million of proceeds from put options sold to reduce the costs of our share repurchase program, and $1.2 million from borrowings from a government agency in Italy. Cash provided by financing activities was offset by $207.7 million for the acquisition of treasury stock, $62.5 million for the repayment of debt and capital leases, $10.7 million for the payment of issuance costs on the convertible debentures and $2.4 million for the net repayment of short-term borrowings.

        On July 30, 2003, we issued $500.0 million aggregate principal amount of convertible debentures, which mature on August 1, 2033. The debentures accrue interest at a rate of 1.625% per year. Interest is payable on February 1 and August 1 each year commencing February 1, 2004. The debentures are senior, unsecured obligations of Chiron and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.

        Holders of the convertible debentures may convert their securities into shares of Chiron common stock when certain Chiron common stock price targets have been met, if the debentures have been called for redemption, if the credit rating assigned to Chiron's long-term senior debt is below specified levels or upon the occurrence and continuance of specified corporate transactions. For each $1,000 principal amount of debentures surrendered for conversion, the holder will receive 14.6113 shares of Chiron common stock. This is equivalent to an initial conversion price of approximately $68.44 per share of common stock. Upon conversion, holders will not receive any cash payment for accrued and unpaid interest.

        The holders of the debentures may require us to repurchase the debentures on August 1, 2008, August 1, 2013, August 1, 2018, August 1, 2023 and August 1, 2028. The repurchase price will be equal to the principal and accrued and unpaid interest. Chiron may choose to pay the repurchase price in cash or Chiron common stock or any combination of the two.

        On or after August 5, 2008, we may redeem for cash all or part of the debentures at a redemption price of $1,000.00 per debenture plus accrued and unpaid interest.

        Our Board of Directors authorized the repurchase of our common stock on the open market to offset the dilution associated with the issuance of new shares under the stock option and employee stock purchase plans and the granting of share rights. In 2001, the Board of Directors granted authority to purchase up to 10.0 million shares. On December 6, 2002, the Board of Directors granted authority to buy an additional 5.0 million shares through December 31, 2003. On December 5, 2003, the Board of Directors granted authority to buy an additional 5.0 million shares and authorized such repurchases through December 31, 2004. As of December 31, 2003, Chiron is authorized to repurchase up to an additional 5.0 million shares of its common stock.

        In January 2001, we initiated a put option program to reduce the effective cost of repurchasing our common stock. Under this program, we entered into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to us a specified number of shares at a specified price per share on a specified date. For the year ended December 31, 2003, we collected premiums of $2.1 million and for contracts that were exercised, we purchased 0.2 million shares. At December 31, 2003, Chiron had no outstanding put option contracts.

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

        For the year ended December 31, 2002, we collected premiums of $4.3 million and, for contracts that were exercised, we purchased 0.3 million shares in connection with the put option program. As of December 31, 2002, we had an outstanding put option contract with a third party entitling the holder to sell us 0.5 million shares. The option expired on January 29, 2003 and had an exercise price of $38.11 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $19.1 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Consolidated Balance Sheets at December 31, 2002. On January 29, 2003, our closing stock price was $37.94. Although the closing stock price was below the stipulated $38.11, the third party elected not to exercise the options. As a result, the temporary equity of $19.1 million was reclassified to permanent equity in the first quarter 2003.

        In 2001, net cash provided by financing activities consisted of $401.8 million in proceeds from the issuance of the Liquid Yield Option Notes (LYONs), $65.7 million in proceeds from the reissuance of treasury stock (primarily related to stock option exercises) and $8.2 million in proceeds from put options. Cash provided by financing activities was offset by $9.9 million for the payment of issuance costs on the LYONs, $201.0 million for the acquisition of treasury stock, $1.4 million for the repayment of debt and $0.6 million for the repayment of short-term borrowings.

        We issued zero coupon LYONs in June 2001 for proceeds of $401.8 million. The LYONs mature on June 12, 2031. At the option of the holder, we may be required to purchase all, or a portion, of the LYONs on June 12, 2004 and 2006, and every five years thereafter. In addition, upon a change in control of Chiron occurring on or before June 12, 2006, each holder may require us to purchase all or a portion of such holder's LYONs for cash at a price equal to 100% of the issue price for such LYONs plus any accrued original issue discount and contingent additional principal (and accrued original issue discount thereon) to the date of purchase. Beginning on June 12, 2004 and continuing through June 12, 2006, the holder may receive contingent additional principal if Chiron's stock price falls below the threshold specified in the indenture. The contingent additional principal will replace the original issue discount and bear an effective yield of 2.0 to 9.0% per year for the two-year period. Based on market conditions as of December 31, 2003, contingent additional principal would have been zero, and the original issue discount of 2% per year would apply. After June 12, 2006, the original issue discount will continue to accrue at 2.0% per year.

        In the event that the holders of the LYONs require us to purchase all, or a portion, of the LYONs on June 12, 2004, funding for such purchases may be provided by cash from operations, cash and investments on hand, borrowings or issuance of debt or common stock.

        In March 2004, we entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with our share being 70% and XOMA's share being 30%. We have agreed to make an initial payment of $10.0 million and make a loan facility of up to $50.0 million available to Xoma to fund Xoma's share of development expenses. The collaboration will initially focus on preclinical, process development and scale up work, with a potential Investigative New Drug (IND) filing anticipated early on in the collaboration.

        From time to time, we evaluate a number of business development opportunities. To the extent that we are successful in reaching agreements with third parties, these transactions may involve selling a significant portion of our current investment portfolio, incurring additional debt or issuing additional Chiron shares.

Contractual Obligations

        Our contractual obligations as of December 31, 2003 were as follows:

	Obligations by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$926,709	$—	$683	$574	$925,452
Capital lease obligations(2)	172,589	3,546	5,601	5,375	158,067
Other non-current liabilities(3)	69,448	—	19,975	155	49,318
Operating leases(4)	268,831	33,597	54,300	38,855	142,079
Purchase obligations:
Technology services agreement(5)	59,100	5,910	11,820	11,820	29,550
Purchase orders(6)	59,864	58,211	1,653	—	—
Supply agreement(7)	100,000	25,000	50,000	25,000	—
Plant expansion(8)	40,700	40,700	—	—	—
Berna biotech(9)	13,900	2,780	5,560	5,560	—
Capital commitments(10)	30,700	30,700	—	—	—
Infonet(11)	4,500	1,200	2,400	900	—
Letters of credit(12)	12,700	12,700	—	—	—
Research and development arrangements(13)	49,400	30,400	19,000	—	—
Insurance-related items(14)	12,900	12,900	—	—	—
Manufacturing and supply agreement(15)	33,100	8,300	16,600	8,200	—
Supply agreement(16)	28,740	5,099	11,213	12,428	—
Burrill Life Sciences Capital Fund, L.P.(17).	9,000	9,000	—	—	—
Forward Venture V L.P(18)	4,500	4,500	—	—	—
TPG Biotechnology Partners, L.P(19)	3,100	3,100	—	—	—
Forward Ventures IV L.P(20)	6,000	6,000	—	—	—
Burrill Biotechnology Capital Fund L.P(21)	5,300	5,300	—	—	—
Contract manufacturing agreement(22)	33,789	5,332	11,242	8,608	8,607
FDA compliance agreement(23)	5,400	5,400	—	—	—
Revolving credit agreement(24)	2,500	2,500	—	—	—

Total	$1,952,770	$312,175	$210,047	$117,475	$1,313,073

(1)
On July 30, 2003, we issued $500.0 million aggregate principal amount of convertible debentures, which mature on August 1, 2033. The debentures accrue interest at a rate of 1.625% per year and interest is payable on February 1 and August 1 commencing February 1, 2004. The debentures are senior, unsecured obligations of Chiron and rank equal in right of payment with all of Chiron's existing and future unsecured and unsubordinated indebtedness.

In June 2001, we issued zero coupon Liquid Yield Option Notes (LYONs) with a face value of $730.0 million and a yield to maturity of 2.0%. The LYONs are carried net of an original issue discount of $328.2 million, which is being accreted to interest expense over the life of the LYONs using the effective interest method. The LYONs mature on June 12, 2031, at a face value of

  $1,000 per note. The LYONs are uncollateralized and unsubordinated, and rank equal in right of payment to Chiron's existing and future uncollateralized and unsubordinated indebtedness.

We had various other notes payable totaling $4.0 million at December 31, 2003.

(2)
In July 2003, we entered into a new six-year lease to rent a research and development facility in Emeryville, California following the expiration of the existing operating lease. We accounted for this new lease as a capital lease effective July 1, 2003 and, as a result, recorded the leased facility and the corresponding liability on our balance sheet. The amount recorded on the balance sheet for the leased facility is $157.5 million. The amount of the leased facility less the expected value of the facility at the end of the lease term is being amortized on a straight-line basis over the lease term. We expect the value of the facility at the end of the lease term will be approximately $151.6 million. At the inception of the lease, the future minimum lease payments, exclusive of a residual value guarantee, are approximately $15.7 million over the lease term. The interest payments represent variable-rate interest payments indexed to a three-month London interbank offered rate plus 40 basis points. The lease provides a $156.0 million residual value guarantee from us to the lessors in the event of property value declines. Consequently, our maximum payment obligation is $156.0 million upon termination of the lease on or before July 1, 2009. On or before July 1, 2009, we can choose to either purchase the facility from the lessors or sell the facility to a third party. This option accelerates if we default on our lease payments or in the event of other defined events. As of July 1, 2003, Novartis AG had guaranteed (under provisions of the Investment Agreement) payments on this lease commitment, including payment of the residual value guarantee, to a maximum of $173.3 million.

(3)
Other non-current liabilities as recorded in the Consolidated Balance Sheet as of December 31, 2003.

(4)
We lease laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2021.

(5)
Effective August 1, 2003, Chiron and IBM Corporation amended and restated the previous ten-year information technology services agreement which was effective on July 1, 1998. Under this revised agreement, IBM agreed to provide us with a full range of information services until March 31, 2010. We can terminate this agreement at any time beginning April 1, 2004, subject to certain termination charges. If we do not terminate this agreement, future payments to IBM are expected to be approximately $59.1 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM, as well as inflation.

(6)
We had noncancelable purchase orders for ongoing operations of $59.9 million at December 31, 2003.

(7)
In connection with the production of our flu vaccine products, we must purchase large quantities of chicken eggs. Currently, for Fluvirin® vaccine, we purchase those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, we are required to make specified minimum purchases of 14.0 million British Pounds ($25.0 million at December 31, 2003) each year from that supplier through 2007.

(8)
In 2003, our Board of Directors approved $50.7 million in expenditures for a 25-year lease for buildings and $42.2 million for capital improvements, both of which are part of a $97.0 million project for a new flu vaccines manufacturing facility in Liverpool, England. The new manufacturing facility will replace existing flu vaccines manufacturing facilities in Liverpool, England. As of December 31, 2003, we have incurred $1.5 million for capital improvements.

(9)
In April 2001, Chiron, Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Our commitment is approximately 26.4 million Euro ($33.1 million at December 31, 2003) for the expansion of our Italian manufacturing facilities, of which we have incurred costs of 15.3 million Euro ($19.2 million), as of December 31, 2003. This agreement began in the fourth quarter 2001 and is expected to continue through 2008. The amount of the commitment remaining at December 31, 2003 is $13.9 million. The remaining commitment is allocated on a straight-line basis until 2008.

(10)
We had various other firm purchase and capital project commitments totaling approximately $30.7 million at December 31, 2003.

(11)
In 2003, we entered into a four year Communication Services Agreement with Infonet USA Corporation. The contract requires a minimum monthly payment of $0.1 million and our commitment at December 31, 2003, totaled $4.5 million.

(12)
At December 31, 2003, we had $12.7 million available under letters of credit, which is required by German law, related to ongoing legal proceedings in Germany.

(13)
We participate in a number of research and development arrangements with other pharmaceutical and biotechnology companies to research, develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. At December 31, 2003, aggregate annual noncancelable funding commitments under collaborative arrangements are as follows: 2004—$8.5 million and 2005—$18.9 million. We may also be required to make payments to certain collaborative partners upon the achievement of specified milestones. At December 31, 2003, aggregate milestone payments that may become due under these noncancelable collaborative arrangements totaled $5.3 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings.

In addition to these collaboration arrangements, we have entered into contracts where we are responsible for all the costs related to research and development activities. At December 31, 2003, aggregate annual noncancelable commitments under these contracts are as follows: 2004—$3.0 million and 2005—$0.1 million. At December 31, 2003, aggregate milestone payments that may become due under these noncancelable arrangements totaled $13.6 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings.

(14)
We had various performance bonds and insurance-related letters of credit in the amount of $12.9 million available at December 31, 2003. There are no amounts outstanding under these letters of credit at December 31, 2003.

(15)
Effective February 2003, Chiron and Baxter Pharmaceutical Solutions LLC executed an eight-year manufacturing and supply agreement. Under this agreement, Baxter agreed to perform certain manufacturing procedures and supply us with a key component for a certain biopharmaceutical product. We have certain minimum purchase obligations under this agreement and are required to pay the difference, if any, between the actual quantity purchased and the minimum purchase obligation. We can terminate this agreement in the fifth year with prior notice. Our minimum purchase obligation under this agreement is expected to be approximately $36.4 million over four years from regulatory approval, which occurred in 2003. We have paid $3.3 million towards the minimum purchase obligation as of December 31, 2003. As of December 31, 2003, the remaining minimum purchase obligation of $33.1 million is allocated ratably over four years.

(16)
Effective October 2002, Chiron and Medical Associates Network, Inc., Medimop Medical Projects, Ltd. and Medimop Medical Projects North, Ltd. (referred to as Med Parties in this section) executed a five-year supply agreement. Under this agreement, the Med Parties agreed to provide us with a presentation device for certain pharmaceutical products. Under this agreement, we have minimum purchase requirements. Our minimum purchase obligation for the next five years is approximately $28.7 million. We can terminate the agreement at any time beginning January 1, 2005 subject to twelve-months notification. If we do not terminate the agreement by December 31, 2007, the agreement will be automatically renewed for an additional twelve months.

(17)
In 2003, we became a limited partner of Burrill Life Sciences Capital Fund, L.P. We will pay $10.0 million over 6 years, of which $1.0 million has been paid through December 31, 2003 for a 6.92% ownership. The partnership agreement does not allocate the contribution across future years, therefore we have included the remaining contributions in 'less than 1 year' for presentation purposes.

(18)
In 2003, we became a limited partner of Forward Venture V, L.P. We will pay $5.0 million over five years, of which $0.5 million has been paid through December 31, 2003, for a 4.47% ownership. The partnership agreement does not allocate the contribution across future years, therefore we have included the remaining contributions in 'less than 1 year' for presentation purposes.

(19)
In 2002, we became a limited partner of TPG Biotechnology Partners, L.P. We will pay $5.0 million over 10 years, of which $1.9 million has been paid through December 31, 2003, for an 8.10% ownership. The partnership agreement does not allocate the contribution across future years, therefore we have included the remaining contributions in 'less than 1 year' for presentation purposes.

(20)
In 2001, we became a limited partner of Forward Venture IV, L.P. We will pay $15.0 million over ten years, of which $9.0 million has been paid through December 31, 2003, for a 6.35% ownership. The partnership agreement does not allocate the contribution across future years, therefore we have included the remaining contributions in 'less than 1 year' for presentation purposes.

(21)
In 2000, we became a limited partner of Burrill Biotechnology Capital Fund, L.P. We will pay $25.0 million over five years, of which $19.7 million has been paid through December 31, 2003, for a 23.26% ownership. The partnership agreement does not allocate the contribution across future years, therefore we have included the remaining contributions in 'less than 1 year' for presentation purposes.

(22)
Effective June 2003, Chiron and SynCo B.V. executed a seven and a half-year contract manufacturing agreement. Under this agreement, SynCo agreed to provide services related to the production of certain of our vaccine products for the European and U.S. markets. We have a firm binding order for products to be delivered by SynCo in 2004, 2005 and 2006 under this agreement. Our minimum purchase obligation under this agreement, subject to adjustment depending on the quantities purchased by us in years 2007 through 2010, inflation and movement in the Euro to U.S. Dollar exchange rate, is expected to be approximately $33.8 million over the term of the agreement.

(23)
In June 2003, Chiron and SynCo B.V. executed an FDA compliance agreement. Under this agreement, we will fund certain costs required to bring SynCo's Amsterdam manufacturing facility into compliance to support approval by the U.S. Food and Drug Administration to manufacture certain vaccine products for the U.S. market. Our funding commitment under this agreement is expected to be approximately $10.9 million through the first quarter 2005, of which we have paid 4.7 million Euro ($5.5 million) as of December 31, 2003.

(24)
In August 2003, we entered into a $2.5 million revolving credit agreement with Nektar Therapeutics to support the financing of equipment, facility improvements and other capital expenditures related to the manufacture of clinical supplies in support of a program to develop a dry powder formulation of TOBI® tobramycin. Each advance made under this revolving line of credit matures on the sixth anniversary of the initial advance. As of December 31, 2003, Nektar Therapeutics has not drawn from the revolving line of credit.

Borrowing Arrangements

        Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at December 31, 2003 and December 31, 2002. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million.

        We also have various credit facilities available outside the U.S. There were no outstanding borrowings under these facilities at December 31, 2003. Borrowings under these facilities totaled $0.1 million at December 31, 2002. One facility is maintained for our 51%-owned Indian subsidiary, and allows for total borrowings of 200 million Indian Rupee ($4.4 million at December 31, 2003). There were no outstanding borrowings under this facility at December 31, 2003. At December 31, 2002, $0.1 million was outstanding under this facility. Our Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 10.9 million Euro ($13.6 million at December 31, 2003). There were no outstanding borrowings under these facilities at December 31, 2003 and December 31, 2002.

Off-Balance Sheet Arrangements

        As of December 31, 2003, we do not have any off-balance sheet debt arrangements.

Market Risk Management

        Our cash flow from operations and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and the realized value of investment securities sold. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. These activities are discussed in further detail in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

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

If our focus on the research and development of emerging technologies does not result in the creation of commercial products, our business could be harmed.

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

Conflicts with or decisions by third parties we collaborate with could harm our business.

        An important part of our business strategy depends upon collaborations with third parties, including research collaborations and joint efforts to develop and commercialize new products. As circumstances change, Chiron and our strategic partners may develop conflicting priorities or other conflicts of interest. We may experience significant delays and incur significant expenses in resolving these conflicts and may not be able to resolve these matters on acceptable terms. Even without conflicts of interest, we may disagree with our strategic partners as to how best to realize the value associated with a current product or a product in development. In some cases, the strategic partner may have responsibility for formulating and implementing key strategic or operational plans. In addition, merger and acquisition activity within the pharmaceutical and biotechnology industries may affect our strategic partners, causing them to reprioritize their efforts related to the research collaborations and other joint efforts with us. Decisions by corporate partners on key clinical, regulatory, marketing (including pricing), inventory management and other issues may prevent successful commercialization of the product or otherwise impact our profitability.

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

        In connection with our research and manufacturing activities, we utilize some hazardous materials. We believe we take great care to ensure we have appropriate procedures and permits in place for storing and handling such hazardous materials. We could be subject to loss of our permits, government fines or penalties and/or other adverse governmental action if such hazardous materials are stored, handled or released into the environment in violation of law or any permit. A substantial fine or penalty, the payment of significant environmental remediation costs or the loss of a permit or other authorization to operate or engage in our ordinary course of business could result in material, unanticipated expenses and the possible inability to satisfy customer demand.

If any of our third party suppliers or manufacturers cannot adequately meet our needs, our business could be harmed.

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

        We purchase bulk powdered tobramycin, the primary basic raw material in TOBI® tobramycin, from two of the principal worldwide suppliers of the drug. We anticipate that either one of these suppliers alone will be able to supply sufficient quantities to meet current needs; however, there can be no assurance that these suppliers will be able to meet future demand in a timely and cost-effective manner. As a result, our operations could be adversely affected by an interruption or reduction in the supply of bulk-powdered tobramycin.

        We have entered into contracts with third parties for the production and packaging of TOBI®. Over time, we can use alternative production and packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of TOBI® due to work stoppages or other factors, our operations could be disrupted until alternative sources are secured.

        In connection with the production of our flu vaccine products, we must purchase large quantities of chicken eggs. Currently, for Fluvirin® vaccine, we purchase those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, we are required to make specified minimum purchases from that supplier through 2007. If our supplier were to fail to supply eggs in sufficient quantities or quality, including as a result of any health or other issues related to the chickens, our business would be materially adversely affected.

        We are a key provider for the blood screening field of nucleic acid testing and immunodiagnostics. In nucleic acid testing, we rely on our collaborative partner, Gen-Probe, to manufacture the West Nile virus assay, currently in use on an investigational-use basis in the U.S. and the Procleix® HIV-1/ HCV Assay. We currently source the related instrument system from third party suppliers. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription-Mediated Amplification technology. In immunodiagnostics, under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits sold in the clinical diagnostics and blood screening fields. While we and our partners work to mitigate the risks associated with being a key provider, there can be no assurance that our partner, Gen-Probe, will be able to provide sufficient quantities of the Procleix HIV-1/ HCV Assay or that we will be able to manufacture sufficient bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. Our difficulties or delays or those of our partners' could cause a public health concern for the blood supply, as well as increase costs and cause loss of revenue or market share.

If we cannot obtain necessary licenses to third party patents for the manufacture or sale of our products, we may have to withdraw from the market or delay the introduction of the affected product.

        Third parties, including competitors, have patents and patent applications in the U.S. and other significant markets that may be useful or necessary for the manufacture, use or sale of certain products and products in development by us and our strategic partners. It is likely that third parties will obtain these patents in the future. Certain of these patents may be broad enough to prevent or delay us and our strategic partners from manufacturing or marketing products important to our current and future business. We cannot accurately predict the scope, validity and enforceability of these patents, if granted, the extent to which we may wish or need to obtain licenses to these patents, and the cost and availability of these licenses. If we do not or cannot obtain these licenses, products may be withdrawn from the market or delays could be encountered in market introduction while an attempt is made to design around these patents, or we could find that the development, manufacture or sale of such products is foreclosed. We could also incur substantial costs in licensing or challenging the validity and scope of these patents.

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

        We operate in a highly competitive environment, and the competition is expected to increase. Competitors include large pharmaceutical, chemical and blood testing companies, and biotechnology companies. Some of these competitors, particularly large pharmaceutical and blood testing companies, have greater resources than us. Accordingly, even if we are successful in launching a product, we may find that a competitive product dominates the market for any number of reasons, including:

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

        The technologies applied by our competitors and us are rapidly evolving, and new developments frequently result in price competition and product obsolescence. In addition, we may be impacted by competition from generic forms of our products or substitute products. Specific to one product, TOBI®, a generic form of this product may be available from our competitors, which may cause loss of revenue or market share. In December 2002, the U.S. Food and Drug Administration tentatively approved an abbreviated new drug application for an inhaled tobramycin for sale in the U.S. following expiration of the orphan drug status of TOBI in December 2004. Subsequently, the application was withdrawn and under terms of a settlement agreement reached in October 2003, approval will not be sought to market this generic product until the 2014 expiration of our patent in the U.S. covering the formulation of TOBI.

Our patents may not prevent competition or generate revenues.

        We seek to obtain patents on many of our inventions. Without the protection of patents, competitors may be able to use our inventions to manufacture and market competing products without being required to undertake the lengthy and expensive development efforts made by us and without having to pay royalties or otherwise compensate us for the use of the invention. We have no assurance that patents and patent applications owned or licensed to us will provide substantial protection. Important legal questions remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets. We do not know how many of our pending patent applications will be granted, or the effective coverage of those that are granted. In the U.S. and other important markets, the issuance of a patent is neither conclusive as to its validity nor the enforceable scope of its claims. We have engaged in significant litigation to determine the scope and validity of certain of our patents and expect to continue to do so. An adverse outcome of litigation could result in the reduction or loss of royalty revenues. Engaging in patent litigation against one party may place significant royalty revenues received or to be received from other parties at risk. Even if we are successful in obtaining and defending patents, there can be no assurance that these patents will provide substantial protection. The length of time necessary to resolve patent litigation successfully may allow infringers to gain significant market advantage. Third parties may be able to design around the patents and develop competitive products that do not use the inventions covered by our patents. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the third party's product is needed to meet a threat to public health or safety in that country, or the patent owner has failed to "work" the invention in that country, or the third party has patented improvements). In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. In addition, royalty revenues may decline as patents expire.

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
  Subsequent loss of key personnel.

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

        Many products in our current pipeline are in relatively early stages of research or development. Our ability to grow earnings in the near- to medium-term may depend, in part, on our ability to initiate and maintain other revenue generating relationships with third parties, such as licenses to certain of our technologies, and on our ability to identify and successfully acquire rights to later-stage products from third parties. We may fail to establish such other sources of revenue.

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

        We have significant debt balances following the issuance of our most recent convertible debt offerings. Therefore, our financial results will reflect increased interest expense and we could be harmed by a negative change to our credit rating by the debt rating agencies.

        The holders of the Liquid Yield Option Notes (LYONs) due 2031 may require us to purchase all, or a portion, of the LYONs on June 12, 2004. We may choose to pay the purchase price in cash or in shares of Chiron common stock. To the extent we elect to purchase the LYONs for cash, our inability to replace the LYONs with new debt securities could adversely affect our cash balances and our business. To the extent we elect to pay for the LYONs in shares of Chiron common stock, the existing common stockholders would experience dilution as a result of the newly issued shares of Chiron common stock.

Our relationship with Novartis AG could limit our ability to enter into transactions, pursue opportunities in conflict with Novartis and cause the price of our common stock to decline.

        We have an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, and as a result of subsequent stock issuances by Chiron, Novartis' ownership interest in Chiron was approximately 42.4% as of December 31, 2003. The governance agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron's certificate of incorporation or by-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis' request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock.

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

  •
  The launch of competing products;

  •
  The resolution of (or failure to resolve) disputes with strategic partners;

  •
  Corporate restructuring by us;

  •
  The sale of a substantial number of shares held by our existing stockholders;

  •
  Licensing activities by us; and

  •
  The acquisition or sale by us of products, products in development or businesses.

        In connection with our research and development collaborations, from time to time we may invest in equity securities of our strategic partners. The price of these securities also is subject to significant volatility and may be affected by, among other things, the types of events that affect our stock. Changes in the market price of these securities may impact our profitability.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

        A significant portion of our operations consists of manufacturing and sales activities in western European countries. As a result, our financial results may be affected by changes in the foreign currency exchange rates of those countries. Our primary exposures to foreign exchange rates are associated with the value of the Euro and the value of the Great British Pound. A decrease in the value of the U.S. Dollar vis-à-vis the Euro will result in a higher value of our non-U.S. Dollar based revenues. Similarly, a decrease in the value of the U.S. Dollar vis-à-vis the Great British Pound will result in a higher value of our Pound-denominated expenditures. To manage foreign currency exchange risks, we enter into foreign currency forward contracts and purchase foreign currency option contracts. We do not use any of these derivative instruments for trading or speculative purposes. The total notional principal amount of these derivative financial instruments at December 31, 2003 and 2002 was $113.6 million and $56.4 million, respectively.

        We use foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in foreign currencies. Typically, these contracts have maturities of three months or less. At December 31, 2003, our exposures amounted to $75.3 million and were offset by foreign currency forward contracts with a notional principal amount of $80.2 million (fair value of $85.6 million). The notional principal amount of the foreign currency forward contracts was $24.0 million (fair value of $28.0 million) at December 31, 2002. Based on exposures at December 31, 2003, a 10% movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $0.5 million. A 10% movement in the value of the dollar versus our portfolio of transaction exposures has occurred only once in the last 12 quarters (in the second quarter of 2002). Foreign currency gains from continuing operations, including the impact of hedging, were $5.5 million, $0.7 million and $1.9 million in 2003, 2002 and 2001, respectively.

        We may selectively hedge anticipated currency exposures by purchasing foreign currency option contracts and forward contracts. Our primary anticipated exposures are related to foreign revenues and expenditures related to our Western European operations. To limit hedging costs, we generally purchase out-of-the-money foreign currency option contracts. At December 31, 2003, anticipated exposures associated with certain Euro-denominated revenues amounted to $47.1 million and were partially offset by foreign currency option contracts with a notional principal amount of $33.4 million (fair value of $0.07 million). The notional principal amount of the foreign currency option contracts was $32.4 million (fair value of $0.02 million) at December 31, 2002. Based on exposures at December 31, 2003, a 10% adverse movement against this portfolio of anticipated exposures and hedge contracts would result in a loss of approximately $5.9 million. A 10% movement in the value of the dollar versus this portfolio of anticipated exposures has occurred once in the last 12 quarters, in the second quarter 2002.

Interest Rate Risk

        We have exposure to changes in interest rates in both our investment portfolio and certain floating rate liabilities and lease commitments where interest rates are tied to the London Inter-Bank Offered Rate. We have a diversified portfolio of financial instruments, including money market funds and instruments, corporate notes and bonds, government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. Changes in interest rates do not affect interest expense incurred on our convertible debentures because the debentures bear interest at fixed rates.

        Our investment portfolio amounted to approximately $1,098.8 million at December 31, 2003. As of that date, we also had $173.3 million of floating rate obligations tied to the London Inter-Bank Offered Rate. We have a "natural hedge" against this exposure as a result of our portfolio holdings in floating rate fixed income securities tied to the London Inter-Bank Offered Rate. The analysis below describes the impact of changes in interest rates to us and is based on a net investment portfolio of $925.5 million.

        The analysis assumes an immediate parallel increase or decrease in interest rates of 100-basis points and examines the impact to us over the next twelve months. An immediate increase in interest rates of 100-basis points results in higher interest income of $3.5 million over the 12-month period. Similarly, a 100-basis point decrease results in a decrease in reported income of $9.3 million. Fluctuations in the value of our investment securities caused by changed in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

        A larger than 150-basis point movement in short-term interest rates has occurred in two of the last ten years, a 50-100 basis point movement has occurred in four of the last ten years, and a 0-50 basis point movement has occurred in four of the last ten years.

Equity Securities Risk

        We have exposure to equity price risk because of our investments in equity securities. Typically, we obtain these securities through our collaboration agreements with other pharmaceutical and biotechnology partners. We classify a majority of these securities as available-for-sale and, consequently, record them on the balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. We periodically review the carrying values of these securities. We recognize other-than-temporary losses against earnings in the same period the loss was deemed to have occurred. Changes in share prices affect the value of our equity portfolio. To reduce this risk, we hedged a portion of our exposure through forward sales contracts. The forward sales contracts substantially offset the long position and, in effect, neutralize the impact of market valuation shifts on the hedged securities. The notional principal amount of our forward sales contracts at December 31, 2003 was $64.8 million (versus a fair value of $54.2 million). A lower fair value indicates a gain on forward sales contracts since we sold the shares forward at higher prices. The notional principal amount of our forward sales contracts at December 31, 2002 was $70.5 million (fair value of $53.1 million). In the future, we may use additional hedging strategies in order to mitigate the potential adverse impact from changes in the market value of stock prices. We have no assurance that other-than-temporary losses will not have a material adverse impact on our future results of operations. We recorded charges of $7.5 million and $1.1 million in 2002 and 2001, respectively, to write down certain available-for-sale equity securities for which we deemed the decline in fair value to be other-than-temporary. There was no such charge in 2003. At December 31, 2003, if the market price of our equity investments, including warrants, decreased by 10%, the market value of the equity portfolio would decrease by $4.1 million.

Counterparty Risk

        We manage the risk of counterparty default on our debt securities and derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial condition. We execute debt securities and derivative financial instruments with financial institutions and other issuers with strong credit ratings, which minimizes risk of loss due to nonpayment or deterioration in credit rating. In 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us the full principal plus interest, thus offsetting the prior loss. We have not experienced any permanent losses due to counterparty default.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We incorporate the information required for this item by reference to the financial statements listed in Item 15(a) of Part IV of this 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures    As of the end of the period covered by this Annual Report, Chiron carried out an evaluation under the supervision and with the participation of Chiron's management, including Chiron's CEO and CFO, of the effectiveness of the design and operation of Chiron's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 or 15d-14. Based on that evaluation, Chiron's management, including the CEO and CFO, concluded that Chiron's disclosure controls and procedures were effective in timely alerting them to material information relating to Chiron, required to be included in Chiron's periodic SEC filings.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We incorporate the information required for this item by reference to our definitive Proxy Statement for our 2004 Annual Meeting. We intend to file our Proxy Statement with the Securities and Exchange Commission (the "Commission") within 120 days of December 31, 2003. For information on directors, see the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. For information on our executive officers, refer to the section entitled "Executive Officers of the Registrant" which appears at the end of Part I of this 10-K.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        We incorporate the information required by this item by reference to our Proxy Statement. See section entitled "Ratification of Appointment of Independent Auditors—Independent Auditor Fee Information" in the Proxy Statement.

        Except for the information incorporated by the references in Items 10, 11, 12, 13 and 14 of this 10-K, our definitive Proxy Statement is not deemed filed as part of this 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    Index to Consolidated Financial Statements

Page Number
Report of Ernst & Young LLP, Independent Auditors	F-1
Independent Auditors' Report	F-2
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3 – F-4
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003	F-5 – F-6
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2003	F-7
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2003	F-8 – F-9
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	F-10 – F-11
Notes to Consolidated Financial Statements	F-12 – F-73
  2.
  Index to Financial Statement Schedules

Page Number
II Valuation and Qualifying Accounts and Reserves	F-74

        We omitted all other schedules because those schedules are not applicable, not required or because the required information is included in the Consolidated Financial Statements or accompanying notes.

(b)
Reports on Form 8-K

        On October 29, 2003, Chiron filed a Current Report on Form 8-K, furnishing under Item 12, Chiron's preliminary results for its third quarter ended September 30, 2003, via a press release.

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
4.06	Form of Convertible Debentures (included in Exhibit 4.04), incorporated by reference to Exhibit 4.2 of Chiron's registration statement on Form-3 filed with the Commission on September 23, 2003.
4.07	Reserved
10.001	Purchase Agreement between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.90 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
10.002	Lease Agreement between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.91 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
10.003	Ground Lease between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.92 of Chiron's report on Form 10-Q for the period ended June 30, 1996.
10.004
Second Amendment between BNP Paribas Leasing Corporation, a Delaware corporation (as successor in interest to BNP Leasing Corporation) ("BNPLC"), and Chiron, dated July 1, 2003, incorporated by reference to Exhibit 10.004 of Chiron's report on Form 10-Q for the period ended June 30, 2003.
10.005
Agreement for Lease dated effective December 23, 2003, between Intercity Pharma Limited, as developer, and Evans Vaccines Limited, as tenant. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission.") .
10.006	through 10.099 Reserved

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
10.211
Side Letter Agreement dated as of December 20, 2002, between Chiron and Schering Berlin, Inc., incorporated by reference to Exhibit 10.211 of Chiron's report on Form 10-Q for the period ended March 31, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)

10.212
Contract Manufacturing Agreement dated as of June 12, 2003 between Chiron S.r.l., Chiron Behring GmbH & Co., and SynCo Bio Partners B.V., incorporated by reference to Exhibit 10.212 of Chiron's report on Form 10-Q for the period ended June 30, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.213
FDA Compliance Agreement dated as of June 12, 2003 between Chiron S.r.l, Chiron Behring GmbH & Co and SynCo Bio Partners B.V., incorporated by reference to Exhibit 10.213 of Chiron's report on Form 10-Q for the period ended June 30, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.214	Through 10.299 Reserved
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
10.314
Amendment No. 2 to Agreement with Gen-Probe Incorporated dated February 1, 2000, incorporated by reference to Exhibit 10.314 of Chiron's report on Form 10-K for fiscal year 2003. (We have omitted certain information from the Agreement relating to rights and obligations assigned by Chiron to unrelated third party subsequent to the execution of Agreement. We have identified the omitted information by the following statement: "Provision Assigned.")
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
10.319
Sale and Servicing Agreement made effective as of August 1, 2002, between The American National Red Cross and Chiron, incorporated by reference to Exhibit 10.319 of Chiron's report on Form 10-K for fiscal 2002. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.320
Amendment No. 4 to Agreement with Gen-Probe Incorporated entered into effective March 5, 2003, incorporated by reference to Exhibit 10.320 of Chiron's report on Form 10-Q for the period ended March 31, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.321
Blood Screening HCV Probe License Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.321 of Chiron's report on Form 10-Q for the period ended June 30, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.322
Blood Screening HIV Probe License Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.322 of Chiron's report on Form 10-Q for the period ended June 30, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.323
HCV Probe License and Option Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.323 of Chiron's report on Form 10-Q for the period ended June 30, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.324
HIV Probe License and Option Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.324 of Chiron's report on Form 10-Q for the period ended June 30, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)

10.325
Agreement, dated as of July 1, 2003, between The American National Red Cross and Chiron, incorporated by reference to Exhibit 10.325 of Chiron's report on Form 10-Q for the period ended September 30, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.326
WNV Association Agreement, dated as of July 1, 2003, between America's Blood Centers and Chiron, and Form of Member Supplement, incorporated by reference to Exhibit 10.326 of Chiron's report on Form 10-Q for the period ended September 30, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.327	Amendment No. 5 to Agreement with Gen-Probe Incorporated entered into effective as of January 1, 2004.
10.328
Future Blood Screening Assay—West Nile Virus Addendum dated October 21, 2003, amending Agreement entered into as of June 11, 1998 by and between Gen-Probe Incorporated and Chiron. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.329
Future Blood Screening Assay—Ultrios Addendum dated March 24, 2003 amending Agreement entered into as of June 11, 1998 by and between Gen-Probe Incorporated and Chiron. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.330	Through 10.399 Reserved
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

10.405	Through 10.499 Reserved
10.501	Chiron 1991 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 10.501 of Chiron's report on Form 10-Q for the period ended June 30, 2003.*
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
10.507	Chiron Executive Officer Severance Plan.*
10.508	Reserved.
10.509	Description of Chiron's 2003 Executive Officers Variable Compensation Program.*
10.510	Form of Performance Unit Agreement, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.94 of Chiron's report on Form 10-K for fiscal year 1996.*
10.511	Audit Committee Charter, incorporated by reference to Exhibit 10.511 of Chiron's report on Form 10-K for fiscal year 2003.
10.512	Change-in-Control Severance Plan, incorporated by reference to Exhibit 10.512 to Chiron's report on Form 10-Q for the period ended March 31, 2001.*
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
10.516	Compensation Committee Charter, incorporated by reference to Exhibit 10.319 of Chiron's report on Form 10-K for fiscal year 2002.

10.517
Chiron Supplemental Executive Retirement Plan, as amended and restated effective March 1, 2003, incorporated by reference to Exhibit 10.517 of Chiron's report on Form 10-Q for the period ended March 31, 2003.*
10.518	Nominating and Corporate Governance Committee Charter, incorporated by reference to Exhibit 10. 518 of Chiron's report on Form 10-Q for the period ended June 30, 2003.
10.519	Corporate Governance Guidelines, incorporated by reference to Exhibit 10. 519 of Chiron's report on Form 10-Q for the period ended September 30, 2003.
10.520	Through 10.599 Reserved
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
10.602
Supplemental Benefits Agreement, dated July 21, 1989, between Chiron and Dr. William J. Rutter (initially filed as Exhibit 10.27 of Chiron's report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.602 of Chiron's report on Form 10-Q for the period ended June 30, 1999.*
10.603
Letter Agreement dated September 26, 1990 between Chiron and William G. Green (initially filed as Exhibit 10.41 of Chiron's report on Form 10-K for fiscal year 1992), incorporated by reference to Exhibit 10.603 of Chiron's report on Form 10-K for fiscal year 1998.*
10.604
Letter Agreements dated September 11, 1992, July 15, 1994 and September 14, 1994 between Chiron and Lewis T. Williams (initially filed as Exhibit 10.54 of Chiron's report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.604 of Chiron's report on Form 10-Q for the period ended June 30, 1999. *
10.605	Letter Agreement dated January 27, 1998, between Chiron and Lewis T. Williams, incorporated by reference to Exhibit 10.605 of Chiron's report on Form 10-K for fiscal year 1997
10.606	Letter Agreement dated December 18, 2001, between Chiron and Lewis T. Williams, incorporated by reference to Exhibit 10.606 of Chiron's report on Form 10-K for fiscal year 2001.*
10.607	Through 10.610 Reserved
10.611	Letter Agreement dated March 18, 1998 between Chiron and Seán P. Lance, incorporated by reference to Exhibit 10.611 of Chiron's report on Form 10-K for fiscal year 1997.*
10.612
Amended and Restated Promissory Note dated as of August 7, 1998, executed by Seán P. Lance for the benefit of Chiron, incorporated by reference to Exhibit 10.612 of Chiron's report on Form 10-K for fiscal year 1998.*
10.613	Letter Agreement dated March 19, 1998 between Chiron and James R. Sulat, incorporated by reference to Exhibit 10.612 of Chiron's report on Form 10-K for fiscal year 1997.*
10.614	Letter Agreement dated February 20, 2001 between Chiron and Lewis T. Williams, incorporated by reference to Exhibit 10.614 of Chiron's report on Form 10-K for fiscal year 2000.*

10.615	Consulting Agreement dated February 25, 2000, between Chiron and Dr. Edward E. Penhoet, incorporated by reference to Exhibit 10.615 of Chiron's report on Form 10-K for fiscal year 1999.*
10.616	Consulting Agreement dated February 25, 2000, between Chiron and Dr. William J. Rutter, incorporated by reference to Exhibit 10.616 of Chiron's report on Form 10-K for fiscal year 1999.*
10.617	Reserved
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
10.620	Letter Agreement dated August 1, 2001, between Chiron and Craig A. Wheeler, incorporated by reference to Exhibit 10.620 of Chiron's report on Form 10-K for fiscal year 2003.*
10.621	Letter Agreement dated March 19, 2003, between Chiron and Howard H. Pien, incorporated by reference to Exhibit 10.621 of Chiron's report on Form 10-Q for the period ended March 31, 2003.*
10.622	Letter Agreement dated February 16, 2001, between Chiron and John A. Lambert, incorporated by reference to Exhibit 10.622 of Chiron's report on Form 10-Q for the period ended March 31, 2003.*
10.623	Letter agreement dated July 1, 2003, between Chiron and John A. Lambert.*
10.624	Letter Agreement dated August 12, 2003, between Chiron and Craig A. Wheeler, incorporated by reference to Exhibit 10.624 of Chiron's report on Form 10-Q for the period ended September 30, 2003.*
10.625	Letter agreement dated January 26, 2004 between Chiron and John A. Lambert.*
10.626	Through 10.699 Reserved
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
10.724
Amendment dated May 18, 2001 to Governance Agreement dated as of November 20, 1994 among Chiron and Novartis AG as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.319 of Chiron's report on Form 10-K for fiscal 2003.

10.725
Amendment dated October 21, 2002 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.319 of Chiron's report on Form 10-K for fiscal 2002.
10.726
Amendment dated February 21, 2003 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.727 of Chiron's report on Form 10-Q for the period ended March 31, 2003.*
10.727
Amendment dated March 11, 2003 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.728 of Chiron's report on Form 10-Q for the period ended March 31, 2003.*
10.728
Amendment dated May 16, 2003 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.528 of Chiron's report on Form 10-Q for the period ended June 30, 2003.
10.729	Amendment dated December 5, 2003 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited.
10.730	Through 10.799 Reserved
10.801	Through 10.899 Reserved
16
See Item 304 of Reg. S-K (KPMG LLP was dismissed, effective 3/5/2002; and that was within Chiron's 2 most recent fiscal years; Ernst & Young LLP was appointed to serve as independent auditors for Fiscal year commencing 1/1/2002.
21	List of Chiron's Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of KPMG LLP, Independent Auditors.
24	Power of Attorney. We incorporate the Power of Attorney on pages 94 and 95 by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements section 13 or 15(d) of the Securities Exchange Act of 1934, Chiron has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
Date: March 3, 2004	By:	/s/ HOWARD H. PIEN Howard H. Pien President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS:

        That the undersigned officers and directors of Chiron Corporation, a Delaware corporation, do hereby constitute and appoint Howard H. Pien and David V. Smith, and each of them, the lawful attorney and agent or attorneys and agents, with full power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, and any one of them, determine may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HOWARD H. PIEN Howard H. Pien	President and Chief Executive Officer; Director (Principal Executive Officer)	March 3, 2004
/s/ DAVID V. SMITH David V. Smith	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2004
/s/ SEÁN P. LANCE Seán P. Lance	Chairman of the Board	March 3, 2004

/s/ RAYMUND BREU, PH.D. Raymund Breu, Ph.D.	Director	March 3, 2004
/s/ VAUGHN D. BRYSON Vaughn D. Bryson	Director	March 3, 2004
/s/ LEWIS W. COLEMAN Lewis W. Coleman	Director	March 3, 2004
/s/ PIERRE E. DOUAZE Pierre E. Douaze	Director	March 3, 2004
/s/ J. RICHARD FREDERICKS J. Richard Fredericks	Director	March 3, 2004
/s/ PAUL L. HERRLING, PH.D. Paul L. Herrling, Ph.D.	Director	March 3, 2004
/s/ DENISE M. O'LEARY Denise M. O'Leary	Director	March 3, 2004
/s/ EDWARD E. PENHOET, PH.D. Edward E. Penhoet, Ph.D.	Director	March 3, 2004
/s/ PIETER J. STRIJKERT, PH.D. Pieter J. Strijkert, Ph.D.	Director	March 3, 2004

ERNST & YOUNG LLP, INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Chiron Corporation:

        We have audited the accompanying consolidated balance sheets of Chiron Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chiron Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP
Palo Alto, California January 26, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Chiron Corporation:

        We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity and cash flows of Chiron Corporation and subsidiaries (Chiron) for the year ended December 31, 2001. In connection with our audit of the consolidated financial statements, we also have audited the consolidated 2001 financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated 2001 financial statement schedule are the responsibility of Chiron's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated 2001 financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Chiron Corporation and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated 2001 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California
January 28, 2002

CHIRON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$364,270	$247,950
Short-term investments in marketable debt securities	174,212	626,130

Total cash and short-term investments	538,482	874,080
Accounts receivable, net of allowances of $36,865 in 2003 and $23,543 in 2002:
Unrelated parties	382,816	278,429
Related parties	117	196

	382,933	278,625
Current portion of notes receivable	1,479	718
Inventories, net of reserves of $35,117 in 2003 and $32,762 in 2002	199,625	146,005
Assets held for sale	2,992	—
Current net deferred income tax asset	50,204	38,450
Derivative financial instruments	9,463	12,006
Other current assets:
Unrelated parties	71,913	35,455
Related parties	558	383

	72,471	35,838

Total current assets	1,257,649	1,385,722
Noncurrent investments in marketable debt securities	560,292	414,447
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	366,275	168,144
Laboratory, production and office equipment	615,814	418,255
Leasehold improvements	112,200	93,463
Construction-in-progress	144,162	74,717

	1,238,451	754,579
Less accumulated depreciation and amortization	(548,701)	(381,021)

Property, plant, equipment and leasehold improvements, net	689,750	373,558
Purchased technologies, net of accumulated amortization of $95,836 in 2003 and $74,328 in 2002	236,707	257,613
Goodwill	787,587	239,746
Other intangible assets, net of accumulated amortization of $165,530 in 2003 and $105,662 in 2002	486,889	147,089
Investments in equity securities and affiliated companies	121,576	87,167
Equity method investments	953	—
Noncurrent notes receivable	7,500	8,939
Noncurrent derivative financial instruments	7,391	9,007
Other noncurrent assets:
Unrelated parties	37,092	34,889
Related parties	1,783	2,167

	38,875	37,056

	$4,195,169	$2,960,344

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

	December 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable:
Unrelated parties	$101,002	$57,294
Related parties	1,199	1,728

	102,201	59,022
Accrued compensation and related expenses	83,311	59,498
Short-term borrowings	—	71
Current portion of capital lease	570	—
Current portion of unearned revenue	47,873	26,610
Income taxes payable	15,270	21,883
Other current liabilities:
Unrelated parties	187,631	131,552
Related parties	57	—

	187,688	131,552

Total current liabilities	436,913	298,636
Long-term debt	926,709	416,954
Capital lease	157,677	—
Noncurrent derivative financial instruments	—	253
Noncurrent net deferred income tax liability	107,496	45,743
Noncurrent unearned revenue	45,564	62,580
Other noncurrent liabilities	69,448	35,813
Minority interest	7,002	5,355

Total liabilities	1,750,809	865,334

Commitments and contingencies
Put options	—	19,054
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 499,500,000 shares authorized; 191,682,000 outstanding in 2003 and 2002	1,917	1,917
Restricted common stock, $0.01 par value; 500,000 shares authorized; none outstanding	—	—
Additional paid-in capital	2,503,195	2,445,208
Deferred stock compensation	(12,871)	(11,349)
Accumulated deficit	(46,634)	(221,236)
Accumulated other comprehensive income	216,302	54,861
Treasury stock, at cost (4,567,000 shares in 2003 and 4,830,000 shares in 2002)	(217,549)	(193,445)

Total stockholders' equity	2,444,360	2,075,956

	$4,195,169	$2,960,344

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product sales, net:
Unrelated parties	$1,345,054	$909,793	$769,520
Related parties	779	4,328	2,366

	1,345,833	914,121	771,886
Revenues from joint business arrangement	108,298	104,576	84,528
Collaborative agreement revenues:
Unrelated parties	18,562	13,417	14,099
Related parties	—	8,725	31,216

	18,562	22,142	45,315
Royalty and license fee revenues	250,142	198,816	198,236
Other revenues:
Unrelated parties	43,008	36,438	40,702
Related parties	518	187	—

	43,526	36,625	40,702
Total revenues	1,766,361	1,276,280	1,140,667

Operating expenses:
Cost of sales:
Unrelated parties	566,541	337,816	276,291
Related parties	5,356	3,992	1,284

	571,897	341,808	277,575

Research and development:
Unrelated parties	396,503	323,056	344,415
Related parties	13,303	2,736	—

	409,806	325,792	344,415

Selling, general and administrative:
Unrelated parties	376,683	281,637	251,795
Related parties	2,207	2,075	822

	378,890	283,712	252,617
Purchased in-process research and development	45,300	45,181	—
Amortization expense	56,365	29,857	46,752
Restructuring and reorganization charges	1,654	—	64
Other operating expenses	11,376	16,952	19,133

Total operating expenses	1,475,288	1,043,302	940,556

Income from operations	$291,073	$232,978	$200,111

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Income from operations	$291,073	$232,978	$200,111
Gain on sale of assets	—	—	2,426
Interest expense	(19,104)	(12,821)	(7,507)
Interest and other income, net:
Unrelated parties	40,914	48,766	59,599
Related parties	(2,246)	(2,404)	1,315

	38,668	46,362	60,914
Minority interest	(1,753)	(1,664)	(1,194)

Income from continuing operations before income taxes	308,884	264,855	254,750
Provision for income taxes	88,546	83,710	79,992

Income from continuing operations	220,338	181,145	174,758

Gain (loss) from discontinued operations, net of taxes	6,975	(320)	5,278

Net income	$227,313	$180,825	$180,036

Basic earnings per share:
Income from continuing operations	$1.18	$0.96	$0.92

Net income	$1.22	$0.96	$0.95

Diluted earnings per share:
Income from continuing operations	$1.15	$0.94	$0.90

Net income	$1.19	$0.94	$0.92

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Net income	$227,313	$180,825	$180,036
Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period, net of tax benefit (provision) of $0, $3,972 and ($5,510) in 2003, 2002 and 2001, respectively	155,782	89,210	(23,425)
Unrealized gains (losses) from investments:
Net unrealized holding gains (losses) arising during the period, net of tax benefit (provision) of $(5,551), $4,556 and $7,045 in 2003, 2002 and 2001, respectively	12,378	(8,765)	(9,861)
Reclassification adjustment for net gains included in income, net of tax provision of $3,654, $2,569 and $3,239 in 2003, 2002 and 2001, respectively	(5,716)	(4,017)	(5,236)

Net unrealized gains (losses) from investments	6,662	(12,782)	(15,097)

Minimum pension liability adjustment, net of tax (provision) of ($167), ($35) and ($73) in 2003, 2002 and 2001, respectively	(1,003)	(281)	(261)

Other comprehensive income (loss)	161,441	76,147	(38,783)

Comprehensive income	$388,754	$256,972	$141,253

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

CHIRON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit
	Shares	Amount					Shares	Amount	Total
Balances at December 31, 2002	191,682	$1,917	$2,445,208	$(11,349)	$(221,236)	$54,861	(4,830)	$(193,445)	$2,075,956
Repurchase of treasury stock	—	—	—	—	—	—	(4,199)	(202,788)	(202,788)
Exercise of stock options	—	—	(4,463)	—	(49,314)	—	4,367	174,638	120,861
Exercise of put options	—	—	(328)	—	—	—	(220)	(8,999)	(9,327)
Premiums from put options	—	—	2,144	—	—	—	—	—	2,144
Temporary equity related to put options	—	—	19,054	—	—	—	—	—	19,054
Tax benefits from employee stock plans	—	—	33,061	—	—	—	—	—	33,061
Employee stock purchase plan	—	—	—	—	(3,397)	—	315	13,045	9,648
Forfeitures of deferred stock compensation	—	—	(1,319)	1,319	—	—	—	—	—
Deferred stock compensation	—	—	9,838	(9,838)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	6,997	—	—	—	—	6,997
Foreign currency translation adjustment	—	—	—	—	—	155,782	—	—	155,782
Net unrealized gain from investments	—	—	—	—	—	6,662	—	—	6,662
Minimum pension liability adjustment	—	—	—	—	—	(1,003)	—	—	(1,003)
Net income	—	—	—	—	227,313	—	—	—	227,313

Balances at December 31, 2003	191,682	$1,917	$2,503,195	$(12,871)	$(46,634)	$216,302	(4,567)	$(217,549)	$2,444,360

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$227,313	$180,825	$180,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,723	124,258	115,046
Amortization of marketable debt securities	8,883	10,152	4,184
Amortization of deferred stock compensation	6,997	5,220	9,411
Amortization of discount on Liquid Yield Option Notes	8,330	8,165	4,422
Amortization of bond issuance costs on Liquid Yield Option Notes and Convertible debentures	4,252	3,344	1,793
Purchased in-process research and development	45,300	45,181	—
Gain on sale of assets	—	—	(2,426)
(Gain) loss from discontinued operations	(6,975)	320	(5,278)
Net gain on sale of marketable debt securities	(895)	(339)	(836)
Net gain on sale of equity securities	(9,370)	(14,323)	(8,706)
Gain on sale of interests in affiliated companies	(2,012)	(5,433)	(2,500)
Gain on repayment of debt security	—	(1,500)	—
Other-than-temporary loss on investments	—	7,525	5,543
Equity in loss of equity method investments	2,325	2,447	1,269
Minority interest	1,753	1,664	1,194
Changes in reserves (accounts receivable allowance, product returns allowance and inventory reserves)	36,466	33,269	37,736
Deferred income taxes	(14,808)	(5,555)	(13,714)
Other, net	518	2,240	(8,265)
Changes, excluding effect of acquisitions and dispositions, to:
Accounts receivable	(69,956)	(69,780)	(30,981)
Inventories	31,726	(49,015)	(13,065)
Other current assets	(20,584)	899	(1,942)
Derivative financial instruments	(674)	533	(3,936)
Other noncurrent assets	(3,105)	(197)	(15,799)
Accounts payable, accrued expenses and income taxes payable	28,168	(39,658)	(21,073)
Current portion of unearned revenue	12,795	(488)	(21,406)
Other current liabilities	(19,134)	12,107	33,135
Other noncurrent liabilities	829	16,370	18,152

Net cash provided by operating activities	$413,865	$268,231	$261,994

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from investing activities:
Purchases of investments in marketable debt securities	$(920,768)	$(796,506)	$(987,291)
Proceeds from sale and maturity of investments in marketable debt securities	1,213,630	723,593	681,601
Proceeds from notes receivable	750	6,402	6,400
Capital expenditures	(139,399)	(105,739)	(64,878)
Proceeds from sales of assets	—	451	8,217
Proceeds from equity forward contracts	—	5,989	—
Purchases of equity securities and interests in affiliated companies	(14,240)	(6,801)	(14,897)
Proceeds from sale of equity securities and interests in affiliated companies	12,646	18,886	15,071
Cash paid for acquisitions, net of cash acquired	(815,420)	(58,350)	(9,854)
Other, net	(887)	(6,092)	(5,463)

Net cash used in investing activities	(663,688)	(218,167)	(371,094)

Cash flows from financing activities:
Net repayment of short-term borrowings	(2,436)	(455)	(619)
Repayment of debt and capital leases	(62,454)	(174)	(1,350)
Proceeds from issuance of Liquid Yield Option Notes	—	—	401,829
Borrowings from a government agency	1,243	—	—
Payment of issuance costs on Convertible debentures and Liquid Yield Option Notes	(10,684)	—	(9,929)
Payments to acquire treasury stock	(207,689)	(155,049)	(201,046)
Proceeds from reissuance of treasury stock	123,625	27,493	65,727
Proceeds from issuance of Convertible debentures	500,000	—	—
Proceeds from put options	2,144	5,398	8,171

Net cash provided by (used in) financing activities	343,749	(122,787)	262,783

Effect of exchange rate changes on cash and cash equivalents	22,394	—	—

Net increase (decrease) in cash and cash equivalents	116,320	(72,723)	153,683
Cash and cash equivalents at beginning of the year	247,950	320,673	166,990

Cash and cash equivalents at end of the year	$364,270	$247,950	$320,673

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Note 1—The Company and Summary of Significant Accounting Policies

The Company and Basis of Presentation

        Chiron Corporation is a global pharmaceutical company that develops, manufactures and markets therapeutic products for the prevention and treatment of infectious disease utilizing innovations in biology and chemistry. Chiron participates in three global healthcare markets: (i) blood testing; (ii) adult and pediatric vaccines; and (iii) biopharmaceuticals, with an emphasis on the treatment of cancer and infectious disease. Chiron is applying a broad and integrated scientific approach to the development of innovative products for preventing and treating cancer and infectious disease. This approach is supported by research strengths in therapeutic proteins, small molecules and vaccines.

        On December 29, 1997, Chiron completed the sale of its ophthalmics business, Chiron Vision, to Bausch & Lomb Incorporated, and on November 30, 1998, Chiron completed the sale of its in vitro diagnostics business, Chiron Diagnostics, to Bayer Corporation. Chiron's Consolidated Statements of Operations reflect the reversal of valuation allowances against deferred tax assets that were established at the time of sale, the reversal of retention and severance obligations, the expiration of certain contractual obligations and the final sale of the remaining real estate assets in the gain (loss) from discontinued operations (see Note 4).

        On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. Chiron included Matrix Pharmaceutical's operating results, including the seven business days from February 20 to 28, 2002, in its consolidated operating results beginning on March 1, 2002 (see Note 5).

        On July 1, 2002, Chiron completed its acquisition of Pulmopharm GmbH, a distributor of TOBI® tobramycin products in Germany and Austria by purchasing the remaining 80.1% ownership. Previously, Chiron owned 19.9% of Pulmopharm and accounted for the investment under the equity method. Chiron included Pulmopharm's operating results in its consolidated operating results beginning on July 1, 2002 (see Note 5).

        On July 8, 2003, Chiron acquired PowderJect Pharmaceuticals plc, a company based in Oxford, England that develops and commercializes vaccines. Chiron included PowderJect Pharmaceuticals' operating results in its consolidated operating results beginning July 8, 2003 (see Note 5). PowderJect Pharmaceuticals is part of Chiron's vaccines segment.

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Chiron and its majority-owned subsidiaries. For consolidated majority-owned subsidiaries in which Chiron owns less than 100%, Chiron records minority interest in the Consolidated Financial Statements to account for the ownership interest of the minority owner. Investments in joint ventures, limited partnerships and interests in which Chiron has an equity interest of 50% or less are accounted for using either the equity or cost method. All intercompany accounts and transactions have been eliminated in consolidation.

        Chiron's most significant consolidated majority-owned subsidiaries and respective ownership percentages are as follows:

Name	Percentage Ownership
Chiron Healthcare Ireland Limited	100%
31 Corsa Verwaltungsgesellschaft mbH	100%
Chiron Behring GmbH & Co	100%
Chiron S.r.l	100%
Chiron B.V	100%
Chiron Iberia SL	100%
Chiron Corporation Limited	100%
Chiron Investment Corporation	100%
Chiron GmbH	100%
Chiron France S.a.s	100%
Chiron Italia S.r.l	100%
Chiron Blood Testing S.a.r.l	100%
PowderJect Pharmaceuticals Limited	100%
Evans Vaccines Limited	100%
Chiron Behring Vaccines Private Limited	51%

        Chiron is a limited partner of several venture capital funds: Burrill Life Sciences Capital Fund, L.P., Forward Ventures V, L.P., TPG Biotechnology Partners, L.P., Forward Venture IV, L.P. and Burrill Biotechnology Capital Fund, L.P. Chiron accounts for these investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46 "Accounting for Limited Partnership Investments."

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

        Chiron's blood testing segment includes Chiron's one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron accounts separately for research and development and manufacturing cost reimbursements and certain product sale revenues received from Ortho-Clinical

Diagnostics but relating to the joint business contractual arrangement. Chiron's joint business arrangement with Ortho-Clinical Diagnostics is a contractual arrangement and is not a separate and distinct legal entity. Through Chiron's joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. Prior to the first quarter 2003, Chiron had accounted for revenues relating to Ortho-Clinical Diagnostics' non-U.S. affiliate sales on a one-quarter lag, with an adjustment of the estimate to actual in the subsequent quarter. More current information of Ortho-Clinical Diagnostics' non-U.S. affiliate sales became available in the first quarter 2003, and as a result, Chiron is able to recognize revenues relating to Ortho-Clinical Diagnostics' non-U.S. affiliate sales on a one-month lag. The effect of this change, net of tax, was an increase to net income by $3.2 million for revenues from the joint business contractual arrangement for the year ended December 31, 2003.

        Chiron recognizes a portion of revenue for product sales of Betaseron® interferon beta-1b upon shipment to its marketing partner, and the remainder based on a contractual percentage of sales by its marketing partner. Chiron also earns royalties on the marketing partner's European sales of Betaferon® in those cases where Chiron does not supply the product. Prior to the first quarter 2002, Chiron had accounted for revenues from non-U.S. product sales on a one-quarter lag and royalties as a percentage of forecast received from its marketing partner, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. Betaseron® sales became available in 2002, and as a result, Chiron is able to recognize revenues from Betaseron product sales and Betaferon royalties on a current basis. The effect of this change, net of tax, was a decrease in net loss for the first quarter 2002 and an increase in net income for the year ended December 31, 2002, by $3.1 million for product sales and $2.8 million for royalties.

        Chiron currently owns a facility in London, England for international operations. Chiron has committed to a plan to sell this facility and expects to complete the sale of this facility within one year. Chiron is actively marketing this facility, which is available for immediate sale. This facility is classified as "Assets held for sale" in the Consolidated Balance Sheet at December 31, 2003. In anticipation of this facility being classified as held for sale at December 31, 2003, the remaining estimated useful life of this facility was revised. This has resulted in an additional $1.5 million of depreciation expense in 2003.

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

Cash Equivalents, Investments in Marketable Debt Securities and Investments in Equity Securities

        All highly-liquid investments with maturities of three months or less from the date of purchase are considered to be cash equivalents. Cash equivalents and short-term investments in marketable debt securities consist principally of money market instruments, including corporate notes and bonds, commercial paper and government agency securities. Noncurrent investments in marketable debt securities consist principally of corporate notes and bonds and government agency securities with maturities greater than one year. The cost of securities sold is based on the specific identification method for debt securities and on the average cost method for equity securities.

        Chiron has classified its investments in debt and equity securities as available-for-sale. Chiron has in the past, and may in the future, classify certain equity securities as trading. Available-for-sale securities are recorded at fair value based upon year-end quoted market prices. Unrealized gains and losses, deemed as temporary in nature, are reported as a separate component of comprehensive income or loss. Trading securities, if any, are recorded at fair value based upon year-end quoted market prices. Unrealized gains and losses on trading securities are included in results of operations.

        Chiron periodically reviews its debt and equity securities by comparing the market value to the carrying value of the security. Impairment, if any, is based on the excess of the carrying value over the market value. If impairment is considered other-than-temporary, the security's cost is written down to market value through earnings. Generally, Chiron believes that an investment is impaired if its market value has been below its carrying value for each trading day in a six-month period. However, in determining whether impairment is considered to be other-than-temporary, Chiron considers all available factors in its evaluation. These factors include but are not limited to (i) whether the issuer of the securities is experiencing depressed and declining earnings in relation to competitors, erosion of market share, and deteriorating financial position, (ii) whether the issuer is experiencing financial difficulties and its market is experiencing difficulties, (iii) ongoing activity in our collaborations with the issuer and (iv) the issuers' prospects for favorable clinical trial results, new product initiatives and new collaborative agreements.

Inventories

        Inventories, net of reserves, are stated at the lower of cost or market using the moving weighted-average cost method. Chiron maintains inventory reserves primarily for product failures, expiration and obsolescence. Inventory that is obsolete (inventory that will no longer be used in the manufacturing process), expired, or in excess of forecasted usage is written down to its market value, if lower than cost.

        Inventories, net of reserves, consisted of the following at December 31:

	2003	2002
	(In thousands)
Finished goods	$38,640	$32,697
Work-in-process	105,359	77,232
Raw materials	55,626	36,076

	$199,625	$146,005

Derivative Financial Instruments

        Chiron uses various derivatives, such as foreign currency option contracts and foreign currency forward contracts, to reduce foreign exchange risks. Chiron also uses forward sales contracts to reduce equity securities risk. Derivatives are not used for trading or speculative purposes. Chiron's control environment includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency and equity securities hedging activities. Counterparties to Chiron's hedging agreements are major financial institutions. These hedging agreements are generally not collateralized. Chiron manages the risk of counterparty default on its derivatives through the use of credit standards, counterparty diversification and monitoring of counterparty financial condition. Chiron has not experienced any losses due to counterparty default. All derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are accounted for depending upon the exposure being hedged and whether the derivatives qualify and are designated for hedge accounting.

Foreign Currency Hedging

        A significant portion of Chiron's operations consists of manufacturing and sales activities in western European countries. As a result, Chiron's financial results may be affected by changes in the foreign currency exchange rates of those countries.

        Chiron may selectively hedge anticipated currency exposures by purchasing foreign currency option contracts and forward contracts, which are designated as cash flow hedges and typically expire within twelve months. Changes in the fair value of these contracts are recorded in comprehensive income and are recognized in earnings when the forecasted transaction occurs. When the contracts expire, any amounts recorded in comprehensive income are reclassified to earnings.

        Chiron also uses foreign currency forward contracts to mitigate the gains and losses generated by the remeasurement of certain assets and liabilities denominated in foreign currencies. These derivatives are not designated as hedges. Changes in the fair value of foreign currency forward contracts are recognized currently in earnings. Typically, changes in the fair value of foreign currency forward contracts are offset largely by changes upon remeasurement of the underlying assets and liabilities. These contracts usually have maturities of three months or less.

        Because the critical terms of the derivative instrument and the underlying exposure are the same, Chiron expects that changes in the fair value of the underlying exposure will be offset completely by changes in the fair value of the derivative instrument, both at inception and on an ongoing basis. The critical terms are reviewed quarterly. All time value changes are deemed ineffective and are recognized immediately in earnings. Hedge ineffectiveness was not material for the years ended December 31, 2003, 2002 and 2001.

Equity Securities Hedging

        Chiron has exposure to equity price risk because of its investments in equity securities. Typically, these securities are obtained through collaboration agreements with other pharmaceutical and biotechnology partners. Changes in share prices affect the value of Chiron's equity investment portfolio.

        Chiron selectively enters into forward sales contracts, which are designated as fair value hedges and normally expire within two to four years. At the inception of the hedge, the difference between the cost and the fair value of the equity security remains in comprehensive income. Subsequent changes in the fair value of the forward sales contracts and the underlying equity security are recognized in earnings. When forward sales contracts mature and the underlying equity security is sold, any amounts previously recorded in comprehensive income related to the underlying equity security sold are reclassified to earnings.

        Chiron recognized a gain of $9.4 million related to the termination of three fair value hedges and the sale of the underlying shares for the year ended December 31, 2003. This gain is recorded in "Interest and other income, net" in the Consolidated Statements of Operations for the year ended December 31, 2003. Chiron recognized a gain of $7.8 million related to the termination of two fair value hedges and the sale of the underlying shares for the year ended December 31, 2002. This gain is recorded in "Interest and other income, net" in the Consolidated Statements of Operations for the year ended December 31, 2002. There were no gains or losses recognized in "Interest and other income, net" from the termination of fair value hedges during the year ended December 31, 2001.

Property, Plant, Equipment and Leasehold Improvements

        Property, plant, equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation on property, plant and equipment, including assets held under capital leases, is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for equipment and 15 to 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset's useful life or remaining lease term. Depreciation and amortization expense was $75.9 million, $73.2 million and $56.5 million in 2003, 2002 and 2001, respectively. Repairs and maintenance are expensed as incurred. Costs incurred in construction, including related interest costs, are capitalized during the construction period. Interest capitalized for the year ended December 31, 2003 was $1.7 million. There was no interest capitalized for the years ended December 31, 2002 and 2001, as it was not material.

Leases

        Leases are recorded as capital leases when any of the following criteria is met: (i) ownership is transferred to Chiron at the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is at least 75 percent of the leased property's estimated remaining economic life or (iv) the present value of the minimum lease payments at the beginning of the lease term is 90 percent or more of the fair value of the leased property. All other leases are classified as operating leases. Capital leases are recorded as assets and liabilities at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased property at the inception of the lease. The amount of the leased property less the expected value of the property at the end of the lease term is amortized on a straight-line basis over the lease term.

Computer Software Costs for Internal Use

        Costs of computer software developed for internal use are capitalized and amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. The unamortized portion of computer software costs developed for internal use was $14.7 million, $7.7 million and $9.5 million at December 31, 2003, 2002 and 2001, respectively. Depreciation and amortization expense stated above includes amortization expense related to costs of computer software for internal use of $7.6 million, $5.7 million and $5.1 million in 2003, 2002 and 2001, respectively.

Intangible and Other Long-Lived Assets

        Intangible assets consist principally of purchased technologies, developed product technologies and patents. Purchased technologies and patents are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 17 years. Developed product technologies are amortized using either the estimated sales method over 10 years or on a straight-line basis over 1 to 15 years. Chiron periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $69.8 million, $51.1 million and $58.5 million, respectively. Amortization of purchased technologies and developed product technologies was included primarily in "Amortization expense" and amortization of patents was included primarily in "Research and Development" in the Consolidated Statements of Operations.

        Effective January 1, 2002, goodwill (including assembled workforce) and intangible assets with indefinite useful lives are no longer amortized, but instead, are tested for impairment at least annually. Any impairment loss from the annual test will be recognized as part of operations. Chiron performed its annual impairment test as of June 30, 2003, which indicated no impairment.

        Prior to January 1, 2002, Chiron periodically evaluated the recoverability of goodwill. Impairment, if any, was based on the excess of the carrying value over the fair value, calculated based upon the projected undiscounted net cash flows associated with such goodwill.

        For acquisitions made after June 30, 2001, intangible assets acquired in a purchase business combination are recognized and reported apart from goodwill and any purchase price allocable to an assembled workforce may not be accounted for separately.

        Chiron evaluated the existing intangible assets and goodwill that were acquired in purchase business combination prior to July 1, 2001 and reclassified assembled workforce with a net carrying value of $7.8 million to goodwill on January 1, 2002. On January 1, 2002, Chiron reassessed the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations. No adjustments to amortization periods were necessary. Chiron has no intangible assets with indefinite useful lives. Chiron also assessed whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, Chiron identified its reporting units as of January 1, 2002. Chiron then determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Chiron subsequently determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit's carrying amount. Each reporting unit's fair value exceeds its carrying amount. Based on this analysis, Chiron had no indication of an impairment of goodwill at January 1, 2002.

        Effective January 1, 2002, long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of by sale are reported at the lower of the carrying value or the fair value less costs to sell. Long-lived assets to be disposed of other than by sale will have their useful lives and salvage value revised to reflect the cease of use in the future. The results of operations of long-lived assets to be disposed of by sale or to be disposed of other than by sale are presented as discontinued operations.

        Prior to January 1, 2002, Chiron evaluated the recoverability of its intangible and long-lived assets (excluding goodwill), as circumstances dictated. Impairment, if any, was based on the excess of the carrying value of such assets over their respective fair values, calculated based upon the projected discounted net cash flows associated with such assets.

Put Options

        Chiron has, in the past, used written put options to reduce the effective costs of repurchasing its common stock. After expiration of existing put options in the second quarter of 2003, Chiron discontinued the use of put options. Chiron had no put options outstanding at December 31, 2003.

Comprehensive Income

        Chiron has displayed the detailed changes in the components of comprehensive income in the Consolidated Statements of Comprehensive Income. Accumulated other comprehensive income (loss) balances by component were as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) from Investments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, net, at December 31, 2000	$(53,792)	$72,346	$(1,057)	$17,497
Period change	(23,425)	(15,097)	(261)	(38,783)

Balance, net, at December 31, 2001	(77,217)	57,249	(1,318)	(21,286)
Period change	89,210	(12,782)	(281)	76,147

Balance, net, at December 31, 2002	11,993	44,467	(1,599)	54,861
Period change	155,782	6,662	(1,003)	161,441

Balance, net, at December 31, 2003	$167,775	$51,129	$(2,602)	$216,302

        In the first and second quarters of 2001, the foreign currency translation component of comprehensive income included the tax effects of the non-permanently reinvested 2000 earnings in Chiron's German and Italian vaccines business in accordance with the investment and tax policy adopted in 2000. During the first and second quarters of 2001, the undistributed 2001 earnings in Chiron's German and Italian vaccines business were expected to be reinvested permanently and, as a result, no tax effect was provided on the foreign currency translation component of comprehensive income. Beginning in the third quarter of 2001, tax effects associated with the decision not to permanently reinvest the 2001 earnings in Chiron's German and Italian vaccines business were recorded. For all other foreign jurisdictions, the undistributed earnings of Chiron's foreign investments are expected to be reinvested permanently. In the fourth quarter 2002, Chiron's German and Italian vaccines subsidiaries remitted dividends to Chiron. Chiron included these dividends and the related foreign tax credits in determining its 2002 tax provision. As a result, Chiron reversed all cumulative tax effects previously recorded associated with its decision not to permanently reinvest the 2001 earnings of its German and Italian vaccines business. For 2003, there was no change as to the expected re-investment of all undistributed earnings. There were no dividends paid from Chiron's German or Italian vaccines subsidiaries during 2003.

Treasury Stock

        Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to "Additional paid-in capital." Losses on reissuance of treasury stock are charged to "Additional paid-in capital" to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to "Accumulated Deficit." For the years ended December 31, 2003 and 2002, Chiron charged losses of $52.7 million and $41.1 million, respectively, to "Accumulated deficit" in the Consolidated Balance Sheets.

Revenue Recognition

        "Product sales, net" primarily consist of revenues recognized upon shipment of products to customers. Chiron's blood testing segment recognizes revenues related to nucleic acid testing product sales, which primarily consist of revenue derived from the sale and use of assays, revenue derived from the sale, lease or rental of equipment and revenue from providing field service for the instruments. Revenue is recorded based upon the reported results obtained from the customer from the use of assays to screen donations or upon sale and delivery of the assays, depending on the underlying contract. In the case of equipment sales or leases, revenue is recorded upon the sale and transfer of the title to the instrument or ratably over the life of the lease term, respectively. For the provision of service on the instruments, revenue is recognized ratably over the life of the service agreement. For sales of Betaseron® interferon beta-1b, Chiron recognizes revenues upon shipment to its marketing partner, Schering, and additional revenues upon Schering's subsequent sale of Betaseron to patients. Upon shipment to Schering, Chiron recognizes the contractually determined fixed amount of the fee to which Chiron is entitled because at this point, there is persuasive evidence of an arrangement, delivery has occurred, the price due from Schering is fixed or determinable and collectibility is reasonably assured. Upon receiving the relevant customer sales reports from Schering, Chiron recognizes the incremental portion of the fee related to Schering's shipments to its customers because this portion of the fee is not determinable until receipt of the related sales reports. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related product sales are recorded. Provisions for rebates to customers and returns and other adjustments are based upon analyses of historical rebates and returns. Provisions for discounts are based upon a set percentage of the previous month's sales.

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

        Chiron manufactures viral antigens and supplemental hepatitis tests and sells these tests to Ortho-Clinical Diagnostics, while Ortho-Clinical Diagnostics manufactures and sells assays and instrument systems. The revenue from the sale of these antigens and tests, from Chiron to Ortho-Clinical Diagnostics, are recorded in product sales, with the corresponding costs recorded in cost of sales. Reimbursements from Ortho-Clinical Diagnostics for research costs incurred by Chiron are recorded in collaborative agreement revenues and the related research expenses are recorded in research and development expenses. In addition to these product revenues and reimbursements, Chiron shares in the defined pre-tax operating earnings of the Ortho-Clinical Diagnostics joint business activity at a pre-determined percentage (50%), as defined in the agreement, rather than from an ownership interest in an entity. Chiron receives contractually defined profit sharing payments from Ortho-Clinical Diagnostics on a quarterly basis.

        "Collaborative agreement revenues" are earned and recognized based upon work performed or upon the attainment of specified milestones. Under contracts where Chiron recognizes revenue based upon research and development work performed, the revenues amounted to $16.8 million, $19.5 million and $30.2 million in 2003, 2002 and 2001, respectively. These amounts were recorded in "Collaborative agreement revenues" and "Other Revenues" in the Consolidated Statements of Operations.

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

        "Other revenues" primarily consist of fees for manufacturing, sales and marketing services performed, commission fees and grants from government agencies and are recognized when earned.

Contract Manufacturing Revenues and Expenses

        Contract manufacturing revenues and expenses are recognized upon meeting the criteria for substantial performance and acceptance as defined through the terms of the contract and recorded in "Other revenues" and "Other operating expenses," respectively, in the Consolidated Statements of Operations.

Shipping and Handling Fees and Costs

        Shipping and handling fees billed to customers for product shipments are recorded in "Product sales, net" in the Consolidated Statements of Operations. Shipping and handling costs incurred for inventory purchases are recorded in "Cost of sales" in the Consolidated Statements of Operations upon sale of product.

Research and Development Expense and Purchased In-Process Research and Development

        Research and development costs are charged to expense when incurred. Research and development includes costs such as clinical trial expenses, contracted research and license agreement fees, supplies and materials, salaries and employee benefits, equipment depreciation and allocations of various corporate costs.

        Purchased in-process research and development from a business combination represent the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition. The income approach is used to value purchased in-process research and development. The income approach is based on the premise that the value of a security or asset is the present value of the future earning capacity that is available for distribution to the subject investors in the security or asset. Purchased in-process research and development is charged to expense as part of the allocation of the purchase price of a business combination.

Advertising Expenses

        Chiron expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 were $20.2 million, $14.8 million and $17.9 million, respectively.

Income Taxes

        Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses and business tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        A valuation allowance has been established against the recorded deferred income tax assets to the extent that management believes it more likely than not that a portion of the deferred income tax assets are not realizable.

Stock-Based Compensation

        Chiron measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Compensation expense is based on the difference, if any, between the fair value of Chiron's common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as "Deferred stock compensation" in the Consolidated Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. Compensation expense is included primarily in "Selling, general and administrative" in the Consolidated Statements of Operations.

        The following table illustrates the effect on net income and related net income per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method:

	2003	2002	2001
	(In thousands, except per share data)
Net income:
As reported	$227,313	$180,825	$180,036
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,571	3,185	5,964
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	100,849	67,142	56,935

Pro forma	$132,035	$116,868	$129,065

Basic net income per share:
As reported	$1.22	$0.96	$0.95
Pro forma	$0.71	$0.62	$0.68
Diluted net income per share:
As reported	$1.19	$0.94	$0.92
Pro forma	$0.69	$0.61	$0.66

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

        Chiron has not experienced any significant credit losses from its accounts receivable from the joint business contractual arrangement, royalty and license fee agreements or collaborative research agreements, and none are currently expected. Other accounts receivable arise from product sales to customers and as a result of contract manufacturing activities. Chiron performs ongoing credit evaluations of these customers and generally does not require collateral. Chiron maintains reserves for potential trade and non-trade receivable credit losses, and such losses have been within management's expectations.

        Chiron purchases bulk powdered tobramycin, the primary basic raw material in TOBI® tobramycin, from two of the principal worldwide suppliers of the drug. Chiron anticipates that either one of these suppliers alone will be able to supply sufficient quantities to meet current needs; however, there is some degree of risk that these suppliers will not be able to meet future demand in a timely and cost-effective manner. As a result, Chiron's operations could be adversely affected by an interruption or reduction in the supply of bulk-powdered tobramycin.

        Chiron has entered into contracts with third parties for the production and packaging of TOBI® and the pre-filled diluent syringe for Betaseron® interferon beta-1b. Over time, Chiron can use alternative production and packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of TOBI or the pre-filled diluent syringe for Betaseron due to work stoppages or other factors, Chiron's operations could be disrupted until alternative sources are secured.

        In connection with the production of Chiron's flu vaccine products, Chiron must purchase large quantities of chicken eggs. Currently, for Fluvirin® vaccine, Chiron purchases those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, Chiron is required to make specified minimum purchases from that supplier through 2007. If Chiron's supplier were to fail to supply eggs in sufficient quantities or quality, including as a result of any health or other issues related to the chickens, Chiron's business would be materially adversely affected.

        In nucleic acid testing, Chiron relies on our collaborative partner, Gen-Probe, to manufacture the West Nile virus assay, currently in use on an investigational-use basis in the U.S. and the Procleix® HIV-1/ HCV Assay. Chiron currently sources the related instrument system from third party suppliers. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription-Mediated Amplification technology. In immunodiagnostics, under the Ortho-Clinical Diagnostics, Inc. contract, Chiron manufactures bulk reagents and antigens and confirmatory test kits sold in the clinical diagnostics and blood screening fields. While Chiron and Chiron's partners work to mitigate the risks associated with being a key provider, there is some degree of risk that Chiron's partner, Gen-Probe, will not be able to provide sufficient quantities of the Procleix HIV-1/ HCV Assay and the West Nile Virus Assay or that Chiron will not be able to manufacture sufficient bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. As a result, Chiron's operations could be adversely affected.

New Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than our first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provision no later than our fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than our first quarter of fiscal 2004. We have not entered into any material arrangements with VIEs created prior to or after January 31, 2003.

Note 2—Earnings Per Share

        Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options, warrants and equivalents, which are included under the treasury-stock method; (ii) performance units (see Note 14) to the extent that dilutive shares are assumed issuable; (iii) the assumed exercise of outstanding put options (see Note 14), which are included under the reverse treasury-stock method; and (iv) convertible notes and debentures, which are included under the if-converted method (see Note 12). Due to rounding, quarterly amounts may not sum to full year amounts.

        The following table sets forth the computation for basic and diluted earnings per share on income from continuing operations for the years ended December 31:

	2003	2002	2001
	(In thousands, except per share data)
Income (Numerator):
Income from continuing operations available to common stockholders	$220,338	$181,145	$174,758
Plus: Interest on 1.625% convertible debentures, net of taxes	2,638	—	—

Income from continuing operations available to common stockholders, plus assumed conversions	$222,976	$181,145	$174,758

Shares (Denominator):
Weighted-average common shares outstanding	186,835	188,792	189,553
Effect of dilutive securities:
Stock options and equivalents	4,339	3,357	5,023
Warrants	—	—	242
Put options	1	3	17
1.625% convertible debentures	2,740	—	—

Weighted-average common shares outstanding, plus assumed conversions	193,915	192,152	194,835

Basic earnings per share from continuing operations	$1.18	$0.96	$0.92

Diluted earnings per share from continuing operations	$1.15	$0.94	$0.90

        The following table sets forth the computation for basic and diluted earnings per share on net income for the years ended December 31:

	2003	2002	2001
	(In thousands, except per share data)
Income (Numerator):
Net income available to common stockholders	$227,313	$180,825	$180,036
Plus: Interest on 1.625% convertible debentures, net of taxes	2,638	—	—

Net income available to common stockholders, plus assumed conversions	$229,951	$180,825	$180,036

Shares (Denominator):
Weighted-average common shares outstanding	186,835	188,792	189,553
Effect of dilutive securities:
Stock options and equivalents	4,339	3,357	5,023
Warrants	—	—	242
Put options	1	3	17
1.625% convertible debentures	2,740	—	—

Weighted-average common shares outstanding, plus assumed conversions	193,915	192,152	194,835

Basic earnings per share	$1.22	$0.96	$0.95

Diluted earnings per share	$1.19	$0.94	$0.92

        Stock options to purchase 7.3 million shares, 15.1 million shares and 7.4 million shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2003, 2002 and 2001, respectively. These options were excluded from the respective computations of diluted earnings per share, as their inclusion would be antidilutive.

        In addition, for the years ended December 31, 2003, 2002 and 2001, 5.2 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes (see Note 12) were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive.

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

Note 3—Supplemental Cash Flow Information

	2003	2002	2001
	(In thousands)
Interest paid	$2,310	$876	$749

Income taxes paid	$70,240	$132,124	$134,827

Noncash investing and financing activities:
Acquisitions:
Cash acquired	$92,178	$18,208	—
Fair value of all other assets acquired	1,074,668	53,682	—
Liabilities assumed	(141,110)	(4,980)	—
Reduction of income taxes payable	—	1,739	—
Income taxes payable	(17,741)	—	—
Net deferred tax asset (liability)	(60,170)	8,425	—
Carrying value of original investment	—	(310)	—
Acquisition costs not yet paid as of December 31, 2003 and 2002	(40,930)	(707)	—

Total cash paid	$906,895	$76,057	$—

Capital Lease:	$157,500	$—	$—

Exercise of common stock warrant	$—	$—	$18,513

Note 4—Discontinued Operations

        In a strategic effort to focus on its core businesses of blood testing, vaccines and biopharmaceuticals, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. Basic and diluted earnings per share from discontinued operations were both $0.04 for the year ended December 31, 2003. Discontinued operations had no impact on basic and diluted earnings per share for the year ended December 31, 2002. Basic earnings per share from discontinued operations was $0.03 for the year ended December 31, 2001. Diluted earnings per share from discontinued operations was $0.02 for the year ended December 31, 2001.

        The "Gain (loss) from discontinued operations, net of taxes" consisted of the following as of December 31:

	2003	2002	2001
	(In thousands)
Reversal of reserves for retention and severance obligations	$—	$—	$1,600
Reversal of reserves (net charge) for indemnity obligations	(5,222)	—	1,500
Gain on the sale of real estate assets	—	—	1,644
Employee settlement	—	(438)	—
Income tax benefit	12,197	118	534

	$6,975	$(320)	$5,278

Chiron Diagnostics

        In the third quarter 2003, Chiron reversed approximately $1.8 million related to unutilized reserves for Chiron Diagnostics, which was recorded as a "Gain from discontinued operations" for the year ended December 31, 2003.

        In the second quarter 2003, Chiron reversed approximately $0.5 million related to unutilized reserves for Chiron Diagnostics and Chiron Vision, which was recorded as a "Gain from discontinued operations" for the year ended December 31, 2003.

        In the first quarter 2003, Chiron and Bayer Corporation reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron Diagnostics. Under this settlement agreement, Chiron was required to make a payment to Bayer during the first quarter 2003. Chiron utilized an amount previously reserved for indemnity obligations, based upon the settlement agreement with Bayer. These amounts resulted in a net charge of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million, which was recorded as a "Gain from discontinued operations" for the year ended December 31, 2003.

        In the third quarter of 2002, Chiron recognized a charge of $0.4 million related to a settlement with a former employee arising out of the sale of Chiron Diagnostics. This amount was recorded as a "(loss) from discontinued operations" for the year ended December 31, 2002.

        Under the terms of the stock purchase agreement with Bayer, Chiron was responsible for retention and severance payments to specific U.S. and international employees and, accordingly, reserved for such retention and severance obligations. In the third quarter of 2001, Chiron reversed approximately $1.6 million reserved for retention and severance obligations based upon a final reconciliation from Bayer. This amount was recorded as a "Gain from discontinued operations" for the year ended December 31, 2001. Chiron has also provided other customary indemnities under the terms of this agreement.

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

        For a period of three years following the completion of the sale, Chiron Vision had the right to use a portion of the real estate assets, which were occupied at closing, on a rent-free basis. In April 2001, Chiron sold these real estate assets and recognized a net gain on the sale of these assets of $1.6 million. These amounts were recorded as a "Gain from discontinued operations."

Income Taxes

        In connection with the sale of Chiron Diagnostics and Chiron Vision, Chiron recorded cumulative net deferred tax assets of $0.1 million and $8.5 million at December 31, 2003 and 2002, respectively, principally attributable to the timing of the deduction of certain expenses associated with these sales. Chiron also recorded corresponding valuation allowances of $0.1 million and $8.5 million at December 31, 2003 and 2002, respectively, to offset these deferred tax assets, as management believes that it is more likely than not that the deferred tax assets to which the valuation allowance relates will not be realized. The future recognition of these deferred tax assets will be reported as a component of "Gain (loss) from discontinued operations."

        "Gain (loss) from discontinued operations" included an income tax benefit of $12.2 million, $0.1 million and $0.5 million in 2003, 2002 and 2001, respectively. The tax benefit in 2003 related to the settlement of outstanding items with Bayer regarding the sale of Chiron Diagnostics and the reversal of valuation allowances against deferred tax assets that were established at the time of the sale of Chiron Diagnostics. The tax benefit in 2002 related to the charge for a settlement with a former employee, arising out of the sale, as discussed above. The tax benefit in 2001 related to the reversal of reserves and valuation allowances against deferred tax assets that were set up at the time of the sale, also discussed above.

Note 5—Acquisitions

        PowderJect Pharmaceuticals plc    On July 8, 2003, Chiron acquired PowderJect Pharmaceuticals, a company based in Oxford, England that develops and commercializes vaccines. Chiron acquired all of the outstanding shares of common stock of PowderJect Pharmaceuticals for 550 pence per ordinary share, which, including estimated acquisition costs, resulted in a total preliminary purchase price of approximately $947.8 million. PowderJect Pharmaceuticals is part of Chiron's vaccines segment. PowderJect Pharmaceuticals' products, including vaccines for influenza, expand Chiron's portfolio of vaccine products. Chiron accounted for the acquisition as a business combination and included PowderJect Pharmaceuticals' operating results in its consolidated operating results beginning July 8, 2003.

        The components and allocation of the preliminary purchase price, based on their estimated fair values is summarized in the following table (in thousands). Chiron is in the process of finalizing certain estimates; thus both the purchase price and the allocation of the purchase price are subject to change. The preliminary purchase price and allocation reflect management's decision to cease operations at the Madison, Wisconsin facility and the Swedish facility. Chiron has accrued approximately $28.1 million in estimated exit costs associated with these operations. These exit costs are included in the estimated acquisition costs. In addition, Chiron is finalizing certain estimates associated with various other direct acquisition costs.

Consideration and acquisition costs:
Cash paid for common stock	$831,026
Cash paid for options on common stock	59,153
Acquisition costs paid as of December 31, 2003	16,716
Estimated acquisition costs not yet paid as of December 31, 2003	40,930

Total preliminary purchase price	$947,825

Allocation of preliminary purchase price:
Cash and cash equivalents	$92,178
Short-term marketable securities	8,840
Accounts receivable, net	42,732
Inventories	68,375
Property, plant and equipment	64,599
Goodwill	502,961
Acquired intangible assets	335,500
Other assets	6,361
Income taxes payable	(17,741)
Current liabilities	(61,465)
Net deferred tax liability	(60,170)
Long-term liabilities	(79,645)
Purchased in-process research and development	45,300

Total preliminary purchase price	$947,825

        Chiron allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. Chiron allocated a portion of the purchase price to purchased in-process research and development, which it charged to earnings in 2003. Purchased in-process research and development represented the valuation of acquired, to-be-completed research projects. Purchased in-process research and development was determined using the income approach, which is based on the premise that the value of a security or asset is the present value of the future earning capacity that is available for distribution to the subject investors in the security or asset. In valuing the purchased in-process research and development, Chiron used probability-of-success-adjusted cash flows and a 14% discount rate. Cash flows from projects including those relating to (i) certain travel vaccines and (ii) vaccines for allergies were assumed to commence between 2004 and 2012. Given the high risk associated with the development of new drugs, Chiron probability adjusted the revenue and expense forecasts to reflect the risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. Chiron believes that fair value assigned to purchased in-process research and development is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. To assist in determining the value of the purchased in-process research and development, a third-party valuation was obtained as of the acquisition date.

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

        Income taxes payable of $17.7 million relates to current tax liabilities associated with PowderJect Pharmaceuticals at the date of acquisition. The net deferred tax liability of $60.2 million is comprised of current and non-current deferred tax assets of $40.5 million primarily related to net operating losses incurred from April 1, 2003 through the acquisition date, reserves and depreciation timing differences and a non-current deferred tax liability of $100.7 million related to acquired intangibles.

        The following unaudited pro forma information presents the results of continuing operations and net income of Chiron and PowderJect Pharmaceuticals for the years ended December 31, 2003 and 2002 as if Chiron's acquisition of PowderJect Pharmaceuticals had been consummated as of January 1, 2003 and 2002, respectively. The pro forma results exclude the nonrecurring charge for purchased in-process research and development, which resulted directly from the transaction. The unaudited pro forma condensed combined financial information does not reflect any incremental direct costs, including any restructuring charges to be recorded in connection with the acquisition, or potential cost savings, which may result from the consolidation of certain operations of Chiron and PowderJect Pharmaceuticals. Accordingly, the unaudited pro forma financial information is presented for illustrative purposes and not necessarily indicative of the results of operations of the combined company that would have occurred had the acquisition occurred at the beginning of each period presented, nor is it necessarily indicative of future operating results. The unaudited pro forma information is as follows (in thousands, except per share data):

	Year Ended December 31,
	2003	2002
Total revenues	$1,833,944	$1,508,739
Income from continuing operations	$229,646	$144,053
Net income	$236,621	$143,733
Pro forma earnings per share from continuing operations:
Basic	$1.23	$0.76
Diluted	$1.20	$0.75
Pro forma earnings per share from net income:
Basic	$1.27	$0.76
Diluted	$1.23	$0.75

        Pulmopharm GmbH    On July 1, 2002, Chiron completed the acquisition of Pulmopharm GmbH, a distributor of TOBI® tobramycin products in Germany and Austria by purchasing the remaining 80.1% ownership that Chiron did not previously own. Previously, Chiron owned 19.9% of Pulmopharm and accounted for the investment under the equity method. Chiron's acquisition of all of the remaining outstanding shares of common stock of Pulmopharm, including estimated acquisition costs, resulted in a total purchase price of approximately $3.7 million, which included $0.2 million for a contingent payment relating to future revenues during the earn-out period. The acquisition resulted in the recognition of $3.8 million of intangible assets relating to the distribution rights, $1.2 million of goodwill, $0.3 million of tangible assets and $1.6 million of deferred tax liabilities on the acquisition date. The amortization period for acquired intangible assets relating to the distribution rights is 3.75 years. In addition, on the acquisition date, the carrying value of the original investment in Pulmopharm, which totaled $0.3 million, was reclassified to goodwill. Chiron accounted for the acquisition as a business combination and included Pulmopharm's operating results in its consolidated operating results beginning on July 1, 2002. Pulmopharm is part of Chiron's biopharmaceuticals segment. During 2003, the contingent payment of $0.2 million was reversed and goodwill was adjusted accordingly, as certain revenues were not achieved during the earn-out period.

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

        Chiron allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Chiron allocated a portion of the purchase price to purchased in-process research and development, which was charged to earnings in 2002. Purchased in-process research and development represented the fair value, calculated using probability-of-success-adjusted cash flows and a 20% discount rate, at the acquisition date. Chiron assumed cash flows from tezacitabine to commence after 2005. As with all pharmaceutical products, the probability of commercial success for any research and development project is highly uncertain.

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

        Chiron paid $0.7 million related to severance payments included in acquisition costs for Matrix Pharmaceuticals and Pathogenesis for the year ended December 31, 2003. This payment is reflected in the Consolidated Statement of Cash Flows as a component of "Cash paid for acquisitions, net of cash acquired" for the year ended December 31, 2003.

        In March 2002, Chiron paid $6.0 million related to a bank loan assumed during the purchase of Matrix Pharmaceutical. This payment is reflected on the Consolidated Statement of Cash Flows as a component of "Cash paid for acquisitions, net of cash acquired" for the year ended December 31, 2002.

        The deferred tax asset primarily related to future utilization of net operating loss carryforwards. Chiron acquired federal and state net operating loss carryforwards and business credits attributed to Matrix Pharmaceutical of approximately $290.6 million and $9.5 million, respectively. The utilization of such net operating loss and business tax credit carryforwards is limited in any one year under provisions of the Internal Revenue Code. As such, a significant portion of Matrix Pharmaceutical's net operating loss carryforwards is expected to expire unutilized.

Note 6—Restructuring and Reorganization

        For the year ended December 31, 2003, Chiron recorded net restructuring and reorganization charges of $1.7 million, which included charges of $1.8 million and a charge reversal of $0.1 million. The charges, included in "Restructuring and reorganization charges" in the consolidated statement of operations, consisted of termination and other employee-related costs recognized in connection with the elimination of 15 positions in its Amsterdam manufacturing facility. Termination notice has been provided. Chiron has decided to retain one of the 15 positions and recorded a charge reversal of $0.1 million accordingly. Of the 14 positions for elimination, 13 were terminated as of December 31, 2003.

        Chiron previously recorded restructuring and reorganization charges related to (i) the closure of its Puerto Rico and St. Louis, Missouri facilities and (ii) the ongoing restructuring of its business operations. The closure of its Puerto Rico and St. Louis facilities and the ongoing restructuring of its business operations consisted of termination and other employee-related costs recognized in connection with the elimination of 371 positions in manufacturing, research, development, sales, marketing and other administrative functions, and facility-related costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Facility-related costs included losses on disposal of property, plant and equipment, lease payments and other related costs. For the year ended December 31, 2003, Chiron had no restructuring and reorganization adjustments related to these items. Of 371 positions for elimination, 370 were terminated as of December 31, 2003. For the year ended December 31, 2002, Chiron had no restructuring and reorganization adjustments. Of the 371 positions for elimination, 365 were terminated as of December 31, 2002. For the year ended December 31, 2001, Chiron recorded net restructuring and reorganization charges of $0.1 million, which included a charge of $0.3 million and a charge reversal of $0.2 million. The charge of $0.3 million primarily related to revised estimates of termination and other employee-related costs recognized in connection with the elimination of 371 positions, of which 360 had terminated as of December 31, 2001. The charge reversal of $0.2 million primarily related to revised estimates of facility-related costs.

        Chiron expects to substantially settle the restructuring and reorganization accruals within one to six years of accruing the related charges. As of December 31, 2003, $0.6 million was included in "Other current liabilities" in the Consolidated Balance Sheet. As of December 31, 2002, $0.2 million and $0.1 million were included in "Other current liabilities" and "Other noncurrent liabilities," respectively, in the Consolidated Balance Sheet.

Note 7—Intangible Assets

        Chiron adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) effective January 1, 2002. A reconciliation of reported net income to adjusted net income, as if SFAS No. 142 had been implemented as of January 1, 2001, is as follows (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Reported net income	$227,313	$180,825	$180,036
Add back: Goodwill (including assembled workforce) amortization	—	—	17,074

Adjusted net income	$227,313	$180,825	$197,110

Basic earnings per share:
Reported net income	$1.22	$0.96	$0.95
Goodwill (including assembled workforce) amortization	—	—	0.09

Adjusted net income	$1.22	$0.96	$1.04

Diluted earnings per share:
Reported net income	$1.19	$0.94	$0.92
Goodwill (including assembled workforce) amortization	—	—	0.09

Adjusted net income	$1.19	$0.94	$1.01

        Intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$332,543	$95,836	$236,707	$331,941	$74,328	$257,613

Patents	$119,675	$61,747	$57,928	$106,723	$52,136	$54,587
Trademarks	61,082	20,507	40,575	53,394	14,928	38,466
Licenses and technology rights(1)(2)	49,087	27,818	21,269	35,243	16,063	19,180
Developed product technologies(3)	347,233	23,093	324,140	—	—	—
Customer relationships	28,824	9,952	18,872	24,082	7,054	17,028
Know how(4)	13,090	6,023	7,067	10,935	4,245	6,690
Databases	7,100	1,538	5,562	7,100	1,065	6,035
Other	26,328	14,852	11,476	15,274	10,171	5,103

Total other intangible assets	$652,419	$165,530	$486,889	$252,751	$105,662	$147,089

Total intangible assets subject to amortization	$984,962	$261,366	$723,596	$584,692	$179,990	$404,702

(1)
Intangible assets related to distribution rights and a contract manufacturing agreement with a gross carrying value of $9.7 million and accumulated amortization of $3.7 million acquired in the acquisition of PowderJect Pharmaceuticals during 2003 (see Note 5) were included in Licenses and technology rights at December 31, 2003. The gross carrying value of these intangible assets has increased approximately $0.6 million due to exchange rate fluctuations between the acquisition date and December 31, 2003.

(2)
Intangible assets with a gross carrying value of $4.9 million and accumulated amortization of $2.1 million related to the distribution rights acquired in the acquisition of Pulmopharm were included in Licenses and technology rights at December 31, 2003. The gross carrying value of these intangible assets has increased approximately $1.1 million due to exchange rate fluctuations between the acquisition date and December 31, 2003.

(3)
Intangible assets with a gross carrying value of $347.2 million and accumulated amortization of $23.0 million acquired in the acquisition of PowderJect Pharmaceuticals during 2003 (see Note 5) were included in Developed product technologies at December 31, 2003. The gross carrying value of these intangible assets has increased approximately $20.8 million due to exchange rate fluctuations between the acquisition date and December 31, 2003.

(4)
Upon acquisition of a 100% interest in Chiron Behring by the second quarter 1998, Chiron acquired a portfolio of products that were created by Behring and are currently being sold internationally. These products embody Chiron Behring's proprietary "know-how" consisting of unpatented technology and trade secrets. Since the unpatented technology and trade secrets meet the separability criterion, Chiron has recognized them collectively as a separate intangible asset apart from goodwill in accordance with SFAS No. 141, "Business Combinations".

        Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2003 (reported)	$69,836
For the year ended December 31, 2004 (estimated)	$91,608
For the year ended December 31, 2005 (estimated)	$88,935
For the year ended December 31, 2006 (estimated)	$94,990
For the year ended December 31, 2007 (estimated)	$93,835
For the year ended December 31, 2008 (estimated)	$90,295

        The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Balance as of December 31, 2001	$196,513	$28,229	$224,742
Goodwill acquired (Note 5)	1,512	—	1,512
Assembled workforce	1,875	5,946	7,821
Tax impact of implementation(5)	(675)	—	(675)
Effect of exchange rate changes	—	6,346	6,346

Balance as of December 31, 2002	199,225	40,521	239,746

Goodwill acquired (Note 5)		502,961	502,961
Reversal of contingent payment (Note 5)	(200)	—	(200)
Effect of exchange rate changes		56,613	56,613
Realization of tax benefits(6)	(11,533)	—	(11,533)

Balance as of December 31, 2003	$187,492	$600,095	$787,587

(5)
SFAS No. 142 required that, upon implementation, any remaining deferred tax liability related to assembled workforce at January 1, 2002 also be reclassified to goodwill.

(6)
SFAS No. 109 requires that the realization of acquired tax benefits subject to valuation allowance be applied to goodwill.

        Chiron performed its annual impairment test for goodwill as of June 30, 2003. Based on this analysis, Chiron has no indication of an impairment loss.

Note 8—Research and Development Arrangements

        Chiron participates in a number of research and development arrangements with other pharmaceutical and biotechnology companies to research, develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. At December 31, 2003 aggregate annual noncancelable funding commitments under collaborative arrangements are as follows: 2004—$8.5 million and 2005—$18.9 million. Chiron may also be required to make payments to certain collaborative partners upon the achievement of specified milestones. At December 31, 2003 aggregate milestone payments that may become due under these noncancelable collaborative arrangements totaled $5.3 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings. From the inception of these contracts up until December 31, 2003, total costs incurred under these collaborative arrangements totaled $25.4 million.

        In addition to these collaboration arrangements, Chiron has entered into contracts where Chiron is responsible for all the costs related to research and development activities. At December 31, 2003, aggregate annual noncancelable commitments under these contracts are as follows: 2004—$3.0 million and 2005—$0.1 million. At December 31, 2003 aggregate milestone payments that may become due under these noncancelable arrangements totaled $13.6 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings. From inception of these contracts up until December 31, 2003, total costs incurred under these contracts totaled $49.2 million.

        In October 2003, Chiron entered into a license agreement with Cubist Pharmaceuticals, Inc. for the development and commercialization of Cubist's antibiotic daptomycin for injection in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In exchange for these development and commercialization rights, Chiron agreed to pay Cubist up to $50.0 million. This $50.0 million includes $18.0 million, which was paid by Chiron in the fourth quarter 2003, $10.0 million of which was used to purchase restricted Cubist common stock at a 50 percent premium over market price, and up to $32.0 million of additional payments to Cubist upon the achievement of certain regulatory and sales milestones. Chiron will also pay Cubist a tiered royalty on daptomycin for injection made by Chiron. Chiron recorded $10.6 million of the up front payment related to the purchase of in-process research and development with no alternate future use as research and development expenses in 2003 and $6.7 million and $0.7 million of the up front payment as an equity investment and prepaid research and development, respectively, in the Consolidated Balance Sheet at December 31, 2003. The equity investment was recorded at fair value. This agreement is cancelable by Chiron at any time with twelve months written notice. As of December 31, 2003, Chiron has not paid any amount in regard to milestones or royalties.

        In June 2000, Chiron invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products. Chiron also granted S*BIO certain rights to its gene expression and combinatorial chemistry technology. Under this arrangement, Chiron received approximately $23.7 million over three years for technology transfer and research services. Chiron recognized collaborative agreement revenues of $8.8 million and $12.1 million in 2002 and 2001, respectively, under this arrangement. Since inception, Chiron has invested $8.0 million for a 19.9% ownership interest, which was written off entirely due to the early stage of S*BIO's research and development activities. Chiron accounts for the investment on the cost method. The technology transfer period ended in the third quarter 2002.

        On November 1, 1999, Chiron entered into a patent and license agreement with Scios, Inc. Under this agreement, Chiron advanced $7.5 million in return for a promissory note, which was recorded as "Noncurrent notes receivable" in the Consolidated Balance Sheets at both December 31, 2003 and 2002. The note, which bears interest at the prime rate (4.0% at December 31, 2003 and 4.25% at

December 31, 2002), is due with accrued interest on December 31, 2006 and will be forgiven (principal and accrued interest) if the U.S. Food and Drug Administration approves any product covered by the patent and license agreement for marketing in the U.S. prior to December 31, 2006. Chiron may pay additional milestone payments if certain development objectives are met. In addition, Chiron may pay royalties of 4% on future net product sales of the product under the patent and license agreement.

        On December 28, 2000, Chiron received a $3.5 million promissory note in consideration for a payment under a biopharmaceutical license agreement with SkyePharma plc. The note bore interest at the London interbank offered rate plus 3.0% (4.4% at December 31, 2002). The interest was due quarterly, and the principal was payable in three equal installments. The first payments of $1.2 million was received in 2001 and the final two payments were received in 2002. In November 2002, Chiron signed an agreement with SkyePharma to terminate their collaboration and manufacturing agreements. As a result of the termination, Chiron granted back to SkyPharma plc the rights licensed by Chiron under the collaboration agreement for $3.0 million. Chiron included this amount as a component of "Other revenues" in the Consolidated Statements of Operations in 2002. Chiron recorded a $1.0 million promissory note in connection with this transaction which was presented in "Current portion of notes receivable" at December 31, 2003 and in "Noncurrent notes receivable" at December 31, 2002, in the Consolidated Balance Sheets. In addition, in December 2002, SkyePharma plc paid the final $1.1 million installment due under the $3.5 million promissory note.

        Occasionally, Chiron invests in equity securities of its corporate partners. The price of these securities is subject to significant volatility. Chiron performs periodic reviews for temporary or other-than-temporary impairment of its securities and records adjustments to the carrying values of those securities accordingly. In 2002 and 2001, Chiron recognized losses attributable to the other-than-temporary impairment of certain of these equity securities of $7.5 million, $4.0 million, respectively. There was no such loss in 2003.

Note 9—Related Party Transactions

Novartis

        Chiron has an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, effective January 1995, Novartis increased its ownership interest in Chiron to 49.9%. As a result of subsequent stock issuances by Chiron, Novartis' ownership interest in Chiron has been reduced to approximately 42.4% as of December 31, 2003.

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

        If Chiron's Board of Directors authorizes the issuance of any equity and convertible debt securities, Novartis may purchase a portion of such securities sufficient to preserve its ownership interest in Chiron. Such purchases must occur at the same time and on the same terms as the new securities are issued and sold to third parties. In addition, Chiron may require Novartis to purchase shares of Chiron's common stock directly from Chiron at fair market value, up to $500.0 million. No such purchases occurred in 2003, 2002 and 2001 (including the 1.625% Convertible Debentures issued in July 2003 and the Liquid Yield Option Notes issued in June 2001).

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

  The Investment Agreement

        Under the terms of the Investment Agreement, Novartis AG guaranteed certain Chiron obligations under revolving credit facilities through January 1, 2008. The principal amount of indebtedness under the guaranteed credit facilities may not exceed $402.5 million. In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million. In exchange for this increase, the amount of Chiron's common stock required to be purchased by a Novartis affiliate (at Chiron's request) would be reduced by an equal amount. Under the Investment Agreement, Novartis had guaranteed $100.0 million under a U.S. credit facility (see Note 12) and $173.3 million of Chiron's lease commitments (see Note 13) as of December 31, 2003.

        Also under the terms of the Investment Agreement, Chiron granted to individuals who on November 20, 1994 held options under Chiron's fixed stock option plan the right to receive cash payments from Novartis upon surrender for cancellation of such options. The right to receive the payment vests as the underlying options vest. Once vested, the right is exercisable at any time the option is outstanding. For options that vested after 1995, the optionee must surrender the underlying options to receive the payment. In 2003, 2002 and 2001, Novartis made no payments to eligible option holders in connection with the surrender for cancellation of such options.

  The Limited Liability Company Agreement

        In December 1995, Chiron and Novartis AG entered into a Limited Liability Company agreement (also known as the R&D Funding Agreement). Under the terms of this agreement, Novartis funded certain research and development projects, including certain adult and pediatric vaccines and Insulin-like Growth Factor-I. In December 1997, this agreement was amended to include research and development activities related to Factor VIII gene therapy and Herpes Simplex Virus-thymidine kinase. The R&D Funding Agreement provides that Novartis will purchase interests in a limited liability company as a means of providing this funding. In December 2000, this agreement was amended to provide that, through December 31, 2001, at Chiron's request, Novartis would fund up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. The amount of funding that Novartis was obligated to provide was subject to an aggregate limit of $265.0 million. Under this agreement, in 2001, Chiron recognized collaborative agreement revenues of $9.1 million. This agreement expired on December 31, 2001.

        In consideration of the funding provided by Novartis under the R&D Funding Agreement, Novartis may receive royalties on future worldwide sales from certain adult and pediatric vaccines, Insulin-like Growth Factor-I, Factor VIII and Herpes Simplex Virus-thymidine kinase, if any, which Chiron successfully develops. Novartis also has co-promotional rights, in countries other than in North America and Europe, for certain adult vaccines. Chiron will pay royalties on the designated products for a minimum of 10 years from the later of October 1, 2001 or the date of the first commercial sale of individual products covered by the amended R&D Funding Agreement. For the years ended December 31, 2003, 2002 and 2001, Chiron recorded royalties to Novartis of $2.4 million, $2.3 million and $0.7 million, respectively, which were recorded in "Cost of Sales—Related Parties" in the Consolidated Statements of Operations. Chiron has the right, but not the obligation, to buy-out Novartis' interests in the designated products for a price equal to the aggregate amount of research and development funding provided by Novartis, less any payments to or profits earned by Novartis in connection with the designated products, plus interest at the London interbank offered rate. Chiron allowed its buy-out right to lapse on January 1, 2002.

  The November 1996 Agreement

        In November 1996, in connection with the U.S. Federal Trade Commission's review of the merger between Ciba-Geigy Limited and Sandoz Limited which created Novartis AG, Chiron and Novartis entered into a consent order pursuant to which Chiron granted a royalty-bearing license to Rhone-Poulenc Rorer, Inc. under certain Chiron patents related to the Herpes Simplex Virus-thymidine kinase gene in the field of gene therapy. Chiron and Novartis entered into a separate agreement which provided, among other things, for certain cross licenses between Chiron and Novartis, and under which Novartis paid Chiron $60.0 million over five years. In connection with the agreement, in 2001, Chiron recognized collaborative agreement revenues of $10.0 million. This agreement expired in the fourth quarter 2001.

  The April 2003 Agreement

        In April 2003, Chiron acquired exclusive worldwide development and commercial rights from Novartis for aerosolized cyclosporine (ACsA), a therapy under evaluation for treatment of acute rejections in lung transplant recipients for $0.5 million, which was expensed as research and development costs in 2003.

SynCo B.V. Agreements

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

        Chiron is leasing back office and warehouse space in the Amsterdam facility for some operational and administrative activities. The lease is a noncancelable-operating lease, which expires in 2004 and may be extended for a period of two consecutive years. Annual rent and utilities was 1.2 million Euro ($1.3 million), 1.4 million Euro ($1.3 million), and 0.6 million Euro ($0.5 million) for the years ended December 31, 2003, 2002 and 2001, respectively.

        As of December 31, 1999, Chiron exercised its option to lease certain equipment under the same terms as the office and warehouse lease. For the years ended December 31, 2003 and 2002, Chiron incurred expenses of approximately 0.04 million Euro ($0.04 million) and 0.03 million Euro ($0.03 million), respectively. Also, at the option of SynCo, Chiron may provide various administrative services to SynCo. As of December 31, 2003, no such administrative services were being provided. At the option of Chiron, SynCo may provide various manufacturing and quality control services to Chiron. For the year ended December 31, 2001, Chiron incurred expenses of approximately $0.6 million, which were included in "Cost of Sales—Related parties" in the Consolidated Statements of Operations, related to such manufacturing and quality control services. In July 2001, Chiron and SynCo entered into another agreement, to include the manufacture of certain vaccine products through January 1, 2004 upon Chiron's request. For the years ended December 31, 2003 and 2002, Chiron incurred expenses of approximately $2.5 million and $0.9 million, respectively, which were included in "Cost of Sales—Related Parties" in the Consolidated Statements of Operations, related to such manufacture of certain vaccine products.

        Effective June 2003, Chiron and SynCo B.V. executed a seven and a half-year contract manufacturing agreement. Under this agreement, SynCo agreed to provide services related to the production of certain of Chiron's vaccine products for the European and U.S. markets. Chiron has a firm binding order for products to be delivered by SynCo in 2004, 2005 and 2006 under this agreement. Chiron's minimum purchase obligation under this agreement, subject to adjustment depending on the quantities purchased by Chiron in years 2007 through 2010, inflation and movement in the Euro to U.S. Dollar exchange rate, is expected to be approximately $33.8 million over the term of the agreement.

        Simultaneously in June 2003, Chiron and SynCo B.V. executed an FDA compliance agreement. Under this agreement, Chiron will fund certain costs required to bring SynCo's Amsterdam manufacturing facility into compliance to support approval by the U.S. Food and Drug Administration to manufacture certain vaccine products for the U.S. market. Chiron's funding commitment under this agreement is expected to be approximately $10.9 million through the first quarter 2005, of which

Chiron had paid 4.7 million Euro ($5.5 million) for the year ended December 31, 2003, which is recorded in "Research and development—Related Parties" in the Consolidated Statements of Operations.

ZymeQuest Agreements

        In December 2003, Chiron entered into an agreement with ZymeQuest®, Inc. to develop and commercialize ZymeQuest's enzymatic conversion system, which converts groups A, B and AB red blood cells to enzyme-converted group O red blood cells. In addition, Chiron paid $7.5 million for an equity investment in ZymeQuest and acquired 13.92% of ZymeQuest's outstanding shares. The excess over Chiron's share of ZymeQuest's net tangible assets was $6.5 million, which was recorded as "Research and development—Related Parties" in the Consolidated Statements of Operations for the year ended December 31, 2003. At December 31, 2003, our equity investment in ZymeQuest was $1.0 million and is included in "Equity method investments", in the Consolidated Balance Sheets.

Note 10—Joint Business Arrangement

        "Revenues from joint business arrangement" represents Chiron's one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho Clinical Diagnostics, Inc., a Johnson & Johnson company. The arrangement was established in 1989, based largely on the screening, using immunodiagnostic technology, of blood in blood banks and other similar settings for the presence of HIV and hepatitis viruses. Through this arrangement, Ortho-Clinical Diagnostics sells a full line of tests required to screen for hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. In addition, Chiron and Ortho-Clinical Diagnostics jointly hold the immunodiagnostic rights to Chiron's hepatitis and retrovirus technology and receive royalties from the sales of hepatitis C virus and HIV tests by licensees.

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

        Chiron records its share of earnings from the joint business contractual arrangement on a one-month lag using estimates provided by Ortho-Clinical Diagnostics, Inc. Profit sharing distributions are payable to Chiron within 90 days after the end of each quarter. At December 31, 2003 and 2002, $34.5 million and $23.3 million, respectively, were due from Ortho Clinical Diagnostics for profit sharing and reimbursement of costs. In 2003, 2002 and 2001, Chiron's 50% share of the earnings from the joint business contractual arrangement, which was recorded in "Revenues from joint business arrangement," was $108.3 million, $104.6 million and $84.5 million, respectively. Revenues recognized under the cost reimbursement portion of the arrangement in 2003, 2002 and 2001 were $28.4 million, $22.7 million and $20.3 million, respectively, for product sales and $9.0 million, $9.4 million and $11.3 million, respectively, for collaborative research. The cost of sales associated with the product sales recognized related to this arrangement in 2003, 2002 and 2001 were $29.0 million, $22.7 million and $21.2 million, respectively. Research and development costs incurred for collaborative research related to this arrangement in 2003, 2002 and 2001 were $10.0 million, $10.7 million and $9.7 million, respectively.

Note 11—Fair Value of Financial Instruments

Marketable Securities

        Available-for-sale securities consisted of the following at December 31:

	2003				2002
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)				(In thousands)
U.S. Government	$147,477	$269	$(2)	$147,744	$231,055	$1,890	$(1,332)	$231,613
Corporate Debt	575,913	615	(345)	576,183	756,280	736	—	757,016
Other	10,577	—	—	10,577	51,948	—	—	51,948

	733,967	884	(347)	734,504	1,039,283	2,626	(1,332)	1,040,577
Equity	29,568	66,908	(202)	96,274	18,017	47,858	(7)	65,868

	$763,535	$67,792	$(549)	$830,778	$1,057,300	$50,484	$(1,339)	$1,106,445

        Related to equity securities, Chiron selectively enters into forward sales contracts, which are designated as fair value hedges. At the inception of the hedge, the difference between the cost and the fair value of the equity security remains in comprehensive income. Subsequent changes in the fair value of the forward sales contract and the underlying equity security are recognized in earnings. For 2003, the above table includes net unrealized gains on equity securities of $6.8 million, which were offset completely in earnings by the changes in the fair value of the related forward sales contracts.

        Available-for-sale securities were classified in the Consolidated Balance Sheets as follows at December 31:

	2003	2002
	(In thousands)
Short-term investments in marketable debt securities	$174,212	$626,130
Noncurrent investments in marketable debt securities	560,292	414,447
Investments in marketable equity securities, included in "Investments in equity securities and affiliated companies"	96,274	65,868

	$830,778	$1,106,445

        The cost and estimated fair value of available-for-sale debt securities by contractual maturity consisted of the following at December 31, 2003:

	Adjusted Cost	Fair Value
	(In thousands)
Due in one year or less	$173,973	$174,212
Due in one to five years	559,994	560,292

	$733,967	$734,504

        Chiron had no trading securities at December 31, 2003 and 2002.

        There are no significant unrealized losses for available-for-sale securities at December 31, 2003.

Other Financial Instruments

        The carrying amounts and fair values of other financial instruments, were as follows at December 31:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Nonmarketable equity investments (including cost method investments)	$26,255	$26,255	$21,299	$21,299
Notes receivable	8,979	11,486	9,657	11,644
Employee loans receivable	2,314	2,529	2,503	2,503
Deposits	1,744	1,620	1,869	1,582
Interest receivable on equity forward sales contracts	2,808	2,808	3,087	3,087
Advance from lessors	—	—	7,571	7,571
Non-current payable	554	554	2,639	2,639
Liquid Yield Option Notes	422,746	435,465	414,416	419,758
1.625% Convertible Debenture Notes	500,000	555,060	—	—
Other notes payable (see Note 12)	3,963	3,963	2,538	2,538
Derivative financial instruments:
Equity forward sales contracts (asset)	10,637	10,637	17,445	17,445
Foreign currency forward contracts (asset)	6,144	6,144	3,547	3,547
Foreign currency option contracts (asset)	73	73	21	21

	16,854	16,854	21,013	21,013
Embedded derivative instruments (liability)	—	—	253	253

        The fair value estimates provided above were based on information available at December 31, 2003 and 2002. Judgment was required in interpreting market data to develop the estimates of fair value. As such, these estimated fair values are not necessarily indicative of the amounts that Chiron could realize in a current market exchange.

        The fair value of certain nonmarketable equity investments was based on estimated market prices determined by an option-pricing model. The carrying values of variable rate notes receivable, certain employee loans receivable and notes payable approximated fair value due to the market-based nature of these instruments. The fair values of the fixed rate notes receivable, employee loans receivable and the deposits were based on the discounted value of expected future cash flows using current rates for assets with similar maturities. The carrying values of the interest-bearing advance and non-current payable approximated fair value due to the market-based nature of these instruments. The fair value of Liquid Yield Option Notes and 1.625% Convertible Debenture Notes were based on the market price at the close of business on the last day of the fiscal year. Changes in the fair value of these notes have no effect on our financial position. The fair values of the equity forward sales contracts (including the related interest receivable), the foreign currency forward contracts, and the foreign currency option contracts were based on estimated market prices, determined by a broker. Included in current assets and current liabilities were certain other financial instruments whose carrying values approximated fair value due to the short-term nature of such instruments.

Equity Forward Sales Contracts

        Beginning in 2001, Chiron designated its equity forward sales contracts as fair value hedges. "Interest and other income, net" in the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 included net gains of $0.5 million, $1.1 million and $2.4 million, respectively, for changes in the time value of these fair value hedges. Chiron considers all time value changes to be ineffective and, therefore, recognizes them immediately in earnings.

Foreign Currency Forward Contracts

        Foreign currency forward contracts are used to mitigate the effect of currency changes on transactions denominated in foreign currencies and are not accounted for as hedges using hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Foreign currency transaction gains from continuing operations, net of the impact of hedging with foreign currency forward contracts, were $5.5 million, $0.7 million and $1.9 million in 2003, 2002 and 2001, respectively.

Foreign Currency Option Contracts

        Beginning in 2001, Chiron designated its foreign currency option contracts as cash flow hedges. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized.

Embedded Derivative Instruments

        The contingent additional principal and contingent cash interest features of the Liquid Yield Option Notes are considered embedded derivatives. The value of the embedded derivatives is reassessed at each balance sheet date, and any change from the prior balance sheet date is reflected currently in earnings. The change in the value of the embedded derivatives was $0.2 million for the year ended December 31, 2003 and was not material for the years ended December 31, 2002 and 2001.

Note 12—Debt Obligations

        Long-term debt consisted of the following at December 31:

	2003	2002
	(In thousands)
Convertible debentures	$500,000	$—
Liquid Yield Option Notes, net of unamortized discount of $307,254 in 2003 and $315,584 in 2002	422,746	414,416
Other notes payable	3,963	2,538

	$926,709	$416,954

Convertible Debentures

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

        If Chiron undergoes certain change in control transactions, the holders of the debentures have the option to require Chiron to repurchase all or part of the debentures. The repurchase price will be equal to the principal and accrued and unpaid interest. Chiron may choose to pay the repurchase price in cash or Chiron common stock or any combination of the two.

        Bond issuance costs amounted to approximately $10.9 million and are being amortized to interest expense on a straight-line basis, which approximated the effective interest method, over five years, which represents the period from the issue date to the earliest redemption date. These bond issuance costs are recorded in "Other intangible assets, net" in the Consolidated Balance Sheets at December 31, 2003.

Liquid Yield Option Notes

        In June 2001, Chiron issued zero coupon Liquid Yield Option Notes (LYONs) with a face value of $730.0 million and a yield to maturity of 2.0%. The LYONs are carried net of an original issue discount of $328.2 million, which is being accreted to interest expense over the life of the LYONs using the effective interest method. No beneficial conversion feature existed at the time of the issuance of the LYONs. The LYONs mature on June 12, 2031, at a face value of $1,000 per note. The LYONs are uncollateralized and unsubordinated, and rank equal in right of payment to Chiron's existing and future uncollateralized and unsubordinated indebtedness.

        Beginning on June 12, 2004 and continuing through June 12, 2006, the holder may receive contingent additional principal if Chiron's stock price falls below the threshold specified in the indenture. The contingent additional principal is based on two factors: Chiron's stock price and Chiron's senior debt rate. Based on Chiron's senior debt rate of 2.90% at December 31, 2003, if Chiron's average closing stock price for 20 consecutive trading days ending on the third trading day prior to June 12, 2004 was below $41.61 Chiron would become obligated to pay contingent additional principal. The contingent additional principal will replace the original issue discount and bear an effective yield of 2.0 to 9.0% per year for the two-year period. After June 12, 2006, the original issue discount will continue to accrue at 2.0% per year.

        Beginning after June 12, 2006, the holder may receive contingent cash interest during any six-month period if the average market price of the LYONs is greater than or equal to the threshold specified in the indenture. The contingent cash interest in respect of any quarterly period will equal 0.0625% of the average market price of a LYONs for a five trading day measurement period preceding the applicable six-month period.

        At the option of the holder, Chiron may be required to purchase all, or a portion, of the LYONs on the following dates at the following prices:

Date	Price
June 12, 2004	$584.31
June 12, 2006	$608.04
June 12, 2011	$671.65
June 12, 2016	$741.92
June 12, 2021	$819.54
June 12, 2026	$905.29

        The purchase prices would increase for any accrued contingent additional principal and accrued original issue discount thereon. If the holders require Chiron to purchase all, or a portion, of the LYONs, Chiron may choose to pay the purchase price in cash, Chiron common shares, or any combination of the two. Given Chiron's ability to pay the purchase price in Chiron's common shares, the LYONs continue to be classified as long-term liabilities as of December 31, 2003.

        Holders may convert the LYONs at any time on or before the maturity date. For each LYONs converted, the holder will receive 7.1613 shares of Chiron common stock. Any accrued original discount, contingent additional principal and unpaid contingent cash interest are ineligible for conversion.

        Upon a change in control of Chiron occurring on or before June 12, 2006, each holder may require Chiron to purchase all or a portion of such holder's LYONs for cash at a price equal to 100% of the issue price for such LYONs plus any accrued original issue discount and contingent additional principal (and accrued original issue discount thereon) to the date of purchase. The change in control definition allows Novartis to acquire beneficial ownership of up to 79.9% of Chiron's common stock without triggering a change in control for purposes of the LYONs.

        Chiron may redeem all or a portion of the LYONs for cash at any time after June 12, 2006, at specified redemption prices.

        Bond issuance costs amounted to approximately $10.0 million and are being amortized to interest expense on a straight-line basis, which approximated the effective interest method, over three years, which represents the period from the issue date to the earliest put date. Bond issuance costs are recorded in "Other intangible assets, net" in the Consolidated Balance Sheets at December 31, 2003 and 2002.

Other Notes Payable

        Chiron had various other notes payable with average interest rates of 3.3% and 4.5% at December 31, 2003 and 2002, respectively. Maturities range from 2005 to 2015. Future maturities of other notes payable are as follows: 2005-$0.4 million; 2006-$0.3 million; 2007-$0.3 million; 2008-$0.3 million; and $2.7 million thereafter. Approximately $2.6 million of the other notes payable were collateralized by land and buildings with a net book value of $3.3 million at December 31, 2003.

Short-Term Borrowings

        Under a revolving, committed, uncollateralized credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement (see Note 9), provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at December 31, 2003 and 2002. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million.

        Chiron also has various credit facilities available outside the U.S. There were no outstanding borrowings under these facilities at December 31, 2003. Borrowings under these facilities totaled $0.1 million at December 31, 2002. One facility is maintained for our 51%-owned Indian subsidiary, and allows for total borrowings of 200 million Indian Rupee ($4.4 million at December 31, 2003). At December 31, 2002, $0.1 million was outstanding under this facility. Our Italian subsidiary also has various facilities, related to its receivables, which allow for total borrowings of 10.9 million Euro ($13.6 million at December 31, 2003).

Note 13—Commitments and Contingencies

Capital Commitments

        In 2003, Chiron's Board of Directors approved $50.7 million in expenditures for a 25-year lease for buildings and $42.2 million for capital improvements, both of which are part of a $97.0 million project for a new flu vaccines manufacturing facility in Liverpool, England. The new manufacturing facility will replace existing flu vaccines manufacturing facilities in Liverpool, England. As of December 31, 2003, Chiron has incurred $1.5 million for capital improvements.

        In April 2001, Chiron, Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Chiron's commitment is approximately 26.4 million Euro ($33.1 million at December 31, 2003) for the expansion of Chiron's Italian manufacturing facilities, of which Chiron had incurred costs of 15.3 million Euro ($19.2 million), as of December 31, 2003. This agreement began in the fourth quarter 2001 and is expected to continue through 2008.

        Chiron had various other firm purchase and capital project commitments totaling approximately $30.7 million at December 31, 2003.

Operating Leases

        Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2021. Rent expense, net of sublease income, from continuing operations was $37.7 million, $28.0 million and $28.3 million in 2003, 2002 and 2001, respectively. Future minimum lease payments under these leases, net of future minimum payments to be received under subleases, are as follows (in millions):

2004	$33.6
2005	$28.7
2006	$25.6
2007	$21.3
2008	$17.6
Thereafter	$142.1

        Total future minimum rentals to be received under noncancelable subleases approximated $0.2 million as of December 31, 2003.

Capital Leases

        In July 2003, Chiron entered into a new six-year lease to rent a research and development facility in Emeryville, California following the expiration of the existing operating lease. Effective July 1, 2003, Chiron accounted for this new lease as a capital lease and, as a result, recorded the leased facility and the corresponding liability on its balance sheet. The amount recorded on the balance sheet for the leased facility is $157.5 million. The amount of the leased facility less the expected value of the facility at the end of the lease term is being amortized on a straight-line basis over the lease term. Chiron expects the value of the facility at the end of the lease term will be approximately $151.6 million. At the inception of the lease, the future minimum lease payments, exclusive of a residual value guarantee, are approximately $15.7 million over the lease term. The interest payments represent variable-rate interest payments indexed to a three-month London interbank offered rate plus 40 basis points. The lease provides a $156.0 million residual value guarantee from Chiron to the lessors in the event of property value declines. Consequently, Chiron's maximum payment obligation is $156.0 million upon termination of the lease on or before July 1, 2009. On or before July 1, 2009, Chiron can choose to either purchase the facility from the lessors or sell the facility to a third party. This option accelerates if Chiron defaults on its lease payments or in the event of other defined events. As of July 1, 2003, Novartis AG had guaranteed (under provisions of the Investment Agreement) payments on this lease commitment, including payment of the residual value guarantee, to a maximum of $173.3 million. For the year ended December 31, 2003, $0.5 million has been recorded as depreciation expense for the capital lease.

        Property, plant and equipment includes the following amounts for assets subject to capital leases:

2003
(In thousands)
Buildings	$157,500
Equipment	1,012

158,512
Less accumulated depreciation	(806)

$157,706

        Depreciation expense for the year ended December 31, 2003 was $0.8 million.

        Future minimum lease payments and residual value under these capital leases are as follows:

(In thousands)
2004	$3,546
2005	2,827
2006	2,774
2007	2,694
2008	2,681
Thereafter	158,067

Total minimum lease payments and residual value	172,589
Amounts representing interest	(14,342)

Present value of net minimum lease payment and residual value	$158,247

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

Other Commitments and Contingencies

        Effective June 2003, Chiron and SynCo B.V., a related party, executed a seven and a half-year contract manufacturing agreement. Under this agreement, SynCo agreed to provide services related to the production of certain of Chiron's vaccine products for the European and U.S. markets. Chiron has a firm binding order for products to be delivered by SynCo in 2004, 2005 and 2006 under this agreement. Chiron's minimum purchase obligation under this agreement, subject to adjustment depending on the quantities purchased by Chiron in years 2007 through 2010, inflation and movement in the Euro to U.S. Dollar exchange rate, is expected to be approximately $33.8 million over the term of the agreement.

        Simultaneously in June 2003, Chiron and SynCo B.V. executed an FDA compliance agreement. Under this agreement, Chiron will fund certain costs required to bring SynCo's Amsterdam manufacturing facility into compliance to support approval by the U.S. Food and Drug Administration to manufacture certain vaccine products for the U.S. market. Chiron's funding commitment under this agreement is expected to be approximately $10.9 million through the first quarter 2005, of which Chiron had paid 4.7 million Euro ($5.5 million) as of December 31, 2003.

        Effective February 2003, Chiron and Baxter Pharmaceutical Solutions LLC executed an eight-year manufacturing and supply agreement. Under this agreement, Baxter agreed to perform certain manufacturing procedures and supply Chiron with a key component for a certain biopharmaceutical product. Chiron has certain minimum purchase obligations under this agreement and is required to pay the difference, if any, between the actual quantity purchased and the minimum purchase obligation. Chiron can terminate this agreement in the fifth year with prior notice. Chiron's minimum purchase obligation under this agreement is expected to be approximately $36.4 million over four years from regulatory approval, which occurred in 2003. Chiron has paid $3.3 million towards the minimum purchase obligation as of December 31, 2003.

        In connection with the production of our flu vaccine products, Chiron must purchase large quantities of chicken eggs. Currently, for Fluvirin® vaccine, Chiron purchases those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, Chiron is required to make specified minimum purchases of 14.0 million British Pounds ($25.0 million at December 31, 2003) each year from that supplier through 2007.

        In August 2003, Chiron entered into a $2.5 million revolving credit agreement with Nektar Therapeutics to support the financing of equipment, facility improvements and other capital expenditures related to the manufacture of clinical supplies in support of a program to develop a dry powder formulation of TOBI® tobramycin. Each advance made under this revolving line of credit matures on the sixth anniversary of the initial advance. As of December 31, 2003, Nektar Therapeutics has not drawn from the revolving line of credit.

        Effective October 2002, Chiron and Medical Associates Network, Inc., Medimop Medical Projects, Ltd. and Medimop Medical Projects North, Ltd. (referred to as Med Parties in this section) executed a five-year supply agreement. Under this agreement, the Med Parties agreed to provide Chiron with a presentation device for certain pharmaceutical products. Chiron has agreed to fund the Med Parties up to $1.5 million through 2003 to acquire the tools and equipment to manufacture the presentation device. Chiron has paid $1.3 million as of December 31, 2003. Under this agreement, Chiron has minimum purchase requirements. Chiron's minimum purchase obligation for the next five years is approximately $28.7 million. Chiron can terminate the agreement at any time beginning January 1, 2005 subject to twelve-months notification. If Chiron does not terminate the agreement by December 31, 2007, the agreement will be automatically renewed for an additional twelve months.

        Effective June 2002, Chiron and VWR International, Inc. executed a seven-year managed services agreement. Under this agreement, VWR agreed to provide Chiron purchasing and delivery services. Chiron can terminate this agreement at any time with six-months notice and a minimum payment obligation of $0.4 million. If Chiron does not terminate this agreement, payments to VWR are expected to be approximately $6.2 million, of which approximately $1.3 million has been paid as of December 31, 2003. At the end of the initial term, Chiron has the option to renew the agreement for an additional three years.

        In 2003, Chiron became a limited partner of Burrill Life Sciences Capital Fund, L.P. Chiron will pay $10.0 million over 6 years, of which $1.0 million has been paid through December 31, 2003 for a 6.92% ownership. In 2003, Chiron became a limited partner of Forward Venture V, L.P. Chiron will pay $5.0 million over five years, of which $0.5 million has been paid through December 31, 2003, for a 4.47% ownership. In 2002, Chiron became a limited partner of TPG Biotechnology Partners, L.P. Chiron will pay $5.0 million over ten years, of which $1.9 million has been paid through December 31, 2003, for an 8.10% ownership. In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron will pay $15.0 million over ten years, of which $9.0 million has been paid through December 31, 2003, for a 6.35% ownership. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $19.7 million has been paid through December 31, 2003, for a 23.26% ownership.

        In 2003, Chiron also entered into a four year Communication Services Agreement with Infonet USA Corporation. The contract requires a minimum monthly payment of $0.1 million and Chiron's commitment at December 31, 2003, totaled $4.5 million.

        Effective August 1, 2003, Chiron and IBM Corporation amended and restated the previous ten-year information technology services agreement which was effective on July 1, 1998. Under this revised agreement, IBM agreed to provide Chiron with a full range of information services until March 31, 2010. Chiron can terminate this agreement at any time beginning April 1, 2004, subject to certain termination charges. If Chiron does not terminate this agreement, future payments to IBM are expected to be approximately $59.1 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM, as well as inflation.

        At December 31, 2003, Chiron had $12.7 million available under letters of credit, which is required by German law, related to ongoing legal proceedings in Germany. Chiron also had various performance bonds and insurance-related letters of credit in the amount of $12.9 million available at December 31, 2003. There are no amounts outstanding under these letters of credit at December 31, 2003.

        Chiron had noncancelable purchase orders for ongoing operations of $59.9 million at December 31, 2003.

        Chiron has various commitments and contingencies associated with research and development arrangements with other pharmaceutical and biotechnology companies (see Note 8).

        Chiron is self-insured up to specific levels for certain liabilities. Our self-insurance liability at December 31, 2003, for general liability coverage does not reflect incurred but not reported claims or claims for unknown occurrence, as the amount of this accrual cannot be reasonably estimated at December 31, 2003.

        Chiron enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions Chiron generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Chiron's activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Chiron could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, Chiron has no liabilities recorded for these agreements as of December 31, 2003. Chiron has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Note 14—Stockholders' Equity

Stock Compensation Plans

        At December 31, 2003, Chiron has two stock-based compensation plans—a fixed stock option plan and an employee stock purchase plan, which are described below.

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

        In 2000, Chiron adopted the Executive Long-Term Incentive Plan, relating to stock options granted to certain executives under Chiron's fixed stock option plan. These stock options are granted at not less than the fair market value of common stock on the date of grant and generally vest upon the earlier of 7 years of service or the achievement of specified performance objectives as established by the Compensation Committee of the Board of Directors. As a result, Chiron does not record compensation expense related to these stock options. Currently, the performance objectives are based on total stockholder return over a three-year period as measured against certain published benchmark indices that represent Chiron's peer group. If total stockholder return falls between 105% and 125% of the benchmark indices over that 3-year period, the stock options will vest from 10% to 100%. The Compensation Committee awarded 800,000, 955,000 and 858,000 stock options (which are included in the below tables) in 2003, 2002 and 2001, respectively, related to the Executive Long-Term Incentive Plan. At December 31, 2003 and 2002, 380,200 and 171,600 stock options, respectively, were exercisable under this plan. No awards were exercisable at December 31, 2001.

        In 1996, the stockholders approved an amendment to Chiron's fixed stock option plan, allowing certain executives to receive performance units. Performance units are stock awards issued upon the attainment of certain pre-established performance goals as established by the Compensation Committee of the Board of Directors. Currently, the performance units are based on total stockholder return over a three-year period as measured against certain published benchmark indices that represent Chiron's peer group. In order to qualify for a stock award, Chiron's stockholder return must be within 15% of the three-year rolling weighted-average of the benchmark indices. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," compensation expense related to these awards is based on the extent to which the performance criteria are met. No such expense was recognized in 2003, 2002 or 2001. There were no performance units awarded in 2003, 2002 or 2001. No awards were exercisable at December 31, 2003, 2002 and 2001.

        In 1996, the stockholders also approved an amendment to Chiron's fixed stock option plan, permitting the award of share rights to certain key individuals and non-employee directors, allowing them the right to receive shares of Chiron's common stock, subject to certain vesting terms. In 2003, the Compensation Committee awarded certain key individuals an aggregate of 188,450 share rights that vest over four years, and also awarded 33,190 share rights to non-employee directors that were fully vested at the time of grant and exercisable following the cessation of their service on the Board. In 2002, the Compensation Committee awarded certain key individuals an aggregate of 164,883 share rights that generally vest over four years. There were no share rights awarded to non-employee directors in 2002. In 2001, the Compensation Committee awarded certain key individuals an aggregate of 113,631 share rights that vest over four years. There were no share rights awarded to non-employee directors in 2001. The intrinsic value of the share rights is recognized ratably over the related vesting periods. In 2003, 2002 and 2001, Chiron recognized $7.4 million, $5.2 million and $9.5 million of compensation expense, respectively.

        At December 31, 2003, 5.6 million shares were available for grant. In January 2002, the stockholders approved an amendment to Chiron's fixed stock option plan, increasing the maximum number of shares that may be issued by 13.0 million shares to 73.3 million shares.

        Under Chiron's fixed stock option plan, the aggregate number of shares of Chiron's common stock that may be subject to awards will be increased by 1.50% of the number of Chiron common equivalent shares outstanding as of the last day of the preceding fiscal year. At December 31, 2003, there were 7.3 million shares of Chiron's common stock that have not been made available for grant under this provision. These shares of Chiron's common stock are in addition to the 5.6 million shares available for grant at December 31, 2003.

        A summary of stock option and share right activity is as follows:

	2003	2002	2001
Outstanding options and share rights at January 1,	25,985,907	22,099,984	20,050,210
Granted	7,236,493	7,092,665	7,018,086
Forfeited	(1,710,648)	(1,853,120)	(1,775,336)
Exercised	(4,366,547)	(1,353,622)	(3,192,976)

Outstanding options and share rights at December 31,	27,145,205	25,985,907	22,099,984

Options exercisable at December 31,	12,913,430	12,548,651	9,698,458

Weighted average exercise price of:
Outstanding options at December 31,	$39.56	$36.84	$35.37
Options granted	$43.11	$39.02	$45.54
Options forfeited	$43.66	$42.20	$37.36
Options exercised	$27.68	$17.11	$19.30
Weighted-average grant-date fair value of options granted during the year calculated pursuant to SFAS No. 123	$24.47	$22.78	$26.84
Weighted-average grant-date fair value of share rights granted during the year calculated pursuant to SFAS No. 123	$44.20	$39.76	$46.66

        The weighted-average grant-date fair value of each option and share right grant was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: expected volatility of 61%, 62% and 61% for 2003, 2002 and 2001, respectively; risk-free interest rates of 3.3%, 2.8% and 4.4% for 2003, 2002 and 2001, respectively; and an average expected life of 6 years for 2003 and 5 years for 2002 and 2001. No dividends were factored into the calculation in 2003, 2002 or 2001.

        The following table summarizes information concerning options and share rights at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
Less than $38	9,239,189	5.95	$26.50	5,613,989	$22.75
$38 to $46	8,646,479	7.89	41.97	3,314,553	42.59
$46 to $51	6,090,761	8.71	48.88	1,584,622	47.07
$51 to $57	3,168,776	6.99	53.10	2,400,266	52.91

	27,145,205	7.31	$39.56	12,913,430	$36.43

Employee Stock Purchase Plan

        Chiron has a stock purchase plan for U.S. employees in which eligible employees may participate through payroll deductions. At the end of each quarter, funds deducted from participating employees' salaries are used to purchase common stock at 85% of the lower of market value at the quarterly purchase date or the employees' eligibility date for participation. Purchases of shares made under the plan were 0.3 million in each of the years 2003, 2002 and 2001. Under this plan, 6.5 million shares have been reserved for issuance.

        Pro forma compensation cost is reported for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model and the following assumptions: expected volatility of 23%, 35% and 38% for 2003, 2002 and 2001, respectively; risk-free interest rates of 1.3%, 1.3% and 2.2% for 2003, 2002 and 2001, respectively; and an average expected life of one year for 2003, 2002 and 2001. No dividends were factored into the calculation in 2003, 2002 and 2001. The weighted-average fair value of the purchase rights granted was $11.18, $10.39 and $13.36 per share in 2003, 2002 and 2001, respectively.

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

Put Options

        In January 2001, Chiron initiated a put option program. Under this program, Chiron entered into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to Chiron a specified number of shares at a specified price per share on a specified date. In connection with the sales, Chiron collected premiums, which were recorded in "Additional paid-in capital" in the Consolidated Balance Sheets. For the years ended December 31, 2003 and 2002, Chiron recorded a premium of $2.1 million and $4.3 million, respectively and, for contracts which expired, purchased 0.2 million and 0.3 million shares, in connection with the put option program. As of December 31, 2003, Chiron had no outstanding put options.

        As of December 31, 2002, Chiron had an outstanding put option contract with a third party entitling the holder to sell to Chiron 0.5 million shares at $38.11 per share. The option expired unexercised on January 29, 2003. This put option contract was initially classified as equity. However, because the settlement options available to Chiron could require Chiron to deliver cash if the put option was exercised by the counter-party, the cash redemption value, totaling $19.1 million, was reclassified from "Additional paid-in capital" to "Put options" in temporary equity in the Consolidated Balance Sheet at December 31, 2002. Upon expiration, the options were not exercised and the temporary equity of $19.1 million was reclassified to permanent equity in the first quarter 2003.

Stock Repurchase Program

        Chiron's Board of Directors authorized the repurchase of Chiron common stock on the open market to offset the dilution associated with the operation of the stock option and employee stock purchase plans and the granting of share rights. In 2001, the Board of Directors granted authority to purchase up to 10.0 million shares. On December 6, 2002, the Board of Directors granted authority to buy an additional 5.0 million shares through December 31, 2003. On December 5, 2003, the Board of Directors granted authority to buy an additional 5.0 million shares and authorized such repurchases through December 31, 2004. As of December 31, 2003, Chiron is authorized to repurchase up to an additional 5.0 million shares of its common stock.

Note 15—Other Employee Benefit Plans

Retirement Savings Plans

        Chiron sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 25% of their eligible compensation up to the annual Internal Revenue Service contribution limit. Chiron also sponsors various defined-contribution savings plans covering its full-time non-U.S. employees including defined-contribution plans associated with the acquisition of PowderJect Pharmaceuticals (Note 5). In addition, Chiron sponsors a Supplemental Executive Retirement Program, which allows U.S. executives to defer up to 25% of their eligible compensation. Executives may also defer an additional 75% for their bonuses. Chiron matched employee contributions according to specified formulas and contributed $9.3 million, $6.9 million and $5.8 million in 2003, 2002 and 2001, respectively, related to these plans.

Pension Plan

        Chiron has a non-contributory retirement program covering substantially all employees of its wholly-owned German subsidiary. The benefits for this program are based primarily on years of service and employee compensation. The program is a defined-benefit pension plan and is not externally funded.

        The components of net periodic pension costs were as follows for the years ended December 31:

	2003	2002	2001
	(in thousands)
Service cost	$404	$383	$339
Interest cost	717	595	476
Termination benefits	31	—	—
Recognized actuarial loss	45	83	50

	$1,197	$1,061	$865

        The change in the projected benefit obligation, reconciliation of funded status and weighted average assumptions were as follows for the years ended December 31:

	2003	2002	2001
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$12,310	$9,163	$8,912
Service cost	404	383	339
Interest cost	717	595	476
Benefits paid	(380)	(271)	(239)
Actuarial (gain) loss	(742)	559	161
Transfer	(563)	—	—
Other	286	36	55
Foreign currency translation	2,393	1,845	(541)

Projected benefit obligation at end of year	$14,425	$12,310	$9,163

Reconciliation of funded status:
Funded status	$(14,425)	$(12,310)	$(9,163)
Unrecognized actuarial loss	2,092	2,478	1,644
Unrecognized prior service cost	(2,952)	(1,781)	(1,465)

Net amount recognized	$(15,285)	$(11,613)	$(8,984)

Weighted average assumptions:
Discount rate	5.00%	6.00%	6.00%
Rate of compensation increase	2.75%	3.00%	3.00%

        The amounts recognized in the Consolidated Balance Sheets were as follows at December 31:

	2003	2002	2001
	(in thousands)
Accrued pension cost	$12,333	$9,832	$7,519
Accumulated other comprehensive income	2,952	1,781	1,465

	$15,285	$11,613	$8,984

        Chiron also sponsors defined benefit plans associated with the acquisition of PowderJect Pharmaceuticals on July 8, 2003 (Note 5). The benefits for these defined benefit plans are based primarily on years of service and employee compensation. Chiron contributes a percentage of pensionable earnings if the defined benefit plan is in a deficit position. These contributions are determined by a qualified independent actuary based on an annual valuation.

        The components of net periodic pension costs for these defined benefit plans are as follows for the period ended December 31:

2003
(In thousands)
Service cost	$903
Interest cost	606
Expected return on plan assets	(422)
Recognized actuarial loss	191

$1,278

        The change in the projected benefit obligations, change in the fair value of plan assets, reconciliation of funded status and weighted average assumptions of these defined benefit plans are as follows for the period ended December 31:

2003
(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at July 8, 2003	$22,685
Service cost	903
Interest cost	606
Benefits paid	(60)
Actuarial loss	1,339
Other	1,012
Foreign currency translation	2,198

Projected benefit obligation at end of year	$28,683

Change in the fair value of plan assets:
Fair value of plan assets at July 8, 2003	$10,679
Actual return on plan assets	1,501
Employee contributions	171
Employer contributions	754
Other	976
Benefits paid	(31)
Foreign currency translation	1,112

$15,162

Reconciliation of funded status:
Funded status	$(13,521)
Unrecognized actuarial loss	8,636

Net amount recognized	$(4,885)

Weighted average assumptions:
Discount rate	5.25%-5.40%
Rate of compensation increase	3.00%
Expected long-term rate of return on plan assets	7.00%-7.75%

        The amounts recognized in the Consolidated Balance Sheet for these benefit plans are as follows at December 31:

2003
Accrued pension cost	$4,885
Accumulated other comprehensive income	—

$4,885

Postemployment Benefits Other Than to Retirees

        In December 2003, the Board of Directors approved an executive severance plan for its executive officers, excluding the Chairman, Chief Executive Officer and certain other executives with employment agreements. The plan provides a single level of coverage for all executives who, as a result of workforce reduction or job elimination, lose their positions with Chiron. The severance benefit is equivalent to 6 weeks salary and target bonus per year of service with a minimum payment of 26 weeks and maximum payment of 104 weeks severance, plus various insurance coverage.

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

Note 16—Non-Operating Income and Expense

Interest and Other Income, Net

        "Interest and other income, net" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

	2003	2002	2001
	(In thousands)
Interest income	$23,187	$36,203	$51,617
Write-down of debt and equity securities (see Notes 1 and 8)	—	(7,525)	(5,543)
Net gain on sale of marketable debt securities	895	339	836
Net gain on sale of equity securities	9,370	14,323	8,706
Gain on sale of interests in affiliated companies (see below)	2,012	5,433	2,500
Gain on repayment of debt security (see below)	—	1,500	—
Net realized gain on foreign exchange transactions	5,451	702	1,881
Equity in loss of equity method investments (see below)	(2,325)	(2,447)	(1,269)
Other income (expense)	78	(2,166)	2,186

	$38,668	$46,362	$60,914

        In December 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. to Henry Schein, Inc. and received payment in full of certain advances made by Chiron to General Injectibles & Vaccines. The agreement also provided for Chiron to receive additional payments, calculated as a pre-determined percentage of the gross profit of products contributed by General Injectibles & Vaccines to Henry Schein, through 2003. Chiron received $2.0 million, $5.4 million and $2.5 million in 2003, 2002 and 2001, respectively, which was recorded in "Interest and other income, net" in the Consolidated Statements of Operations.

        In the second quarter 2001, Chiron recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid Chiron $5.1 million—the full principal plus interest. Chiron recorded $1.5 million in "Interest and other income, net" in the Consolidated Statements of Operations for the year ended December 31, 2002.

        As discussed in Note 1, Chiron is a limited partner of Burrill Life Sciences Capital Fund, L.P., Forward Ventures V, L.P., TPG Biotechnology Partners, L.P., Forward Venture IV, L.P. and Burrill Biotechnology Capital Fund, L.P. Chiron accounts for these investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46 "Accounting for Limited Partnership Investments."

Note 17—Segment Information

        Chiron is organized based on the products and services that it offers. Under this organizational structure, there are three reportable segments: (i) blood testing, (ii) vaccines and (iii) biopharmaceuticals. The blood testing segment consists of an alliance with Gen-Probe Incorporated and Chiron's one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron's alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood and plasma products for viral infection. Chiron's joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. Through Chiron's joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. The vaccines segment consists principally of adult and pediatric vaccines for viral and bacterial infections. Chiron sells these vaccines in the U.S., Germany, Italy, the United Kingdom and other international markets. The vaccines segment is also involved in the development of novel vaccines and vaccination technology. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious diseases, using the development and acquisition of technologies related to therapeutic proteins and small molecules.

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

        For the year ended December 31, 2002, research and development expenses of $1.8 million previously allocated to the biopharmaceuticals segment, have been allocated to the vaccines segment to conform with the current period presentation.

        The accounting policies of Chiron's reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations, excluding certain special items, such as restructuring and reorganization charges and the purchased in-process research and development, which are shown as reconciling items in the table below.

        The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	2003	2002	2001
Revenues
Blood testing:
Product sales, net:
Procleix® System	$200,066	$125,392	$48,250
Ortho-Clinical Diagnostics	28,391	22,652	20,277

Total product sales, net	228,457	148,044	68,527
Revenues from joint business arrangement	108,298	104,576	84,528
Collaborative agreement revenues	9,012	9,420	11,250
Royalty and license fee revenues	75,407	53,548	20,589
Other revenues	466	232	9

Total blood testing revenues	421,640	315,820	184,903
Vaccines:
Product sales, net:
Influenza vaccines	332,428	89,995	74,684
Menjugate®	65,548	54,971	105,598
Travel vaccines	87,831	64,335	51,747
Pediatric and other vaccines	192,511	148,108	133,629

Total product sales, net	678,318	357,409	365,658
Collaborative agreement revenues	4,222	655	11
Royalty and license fee revenues	12,747	12,309	16,472
Other revenues	13,522	17,890	20,958

Total vaccines revenues	708,809	388,263	403,099
Biopharmaceuticals:
Product sales, net:
Betaseron® interferon beta-1b	124,936	118,513	96,423
TOBI® tobramycin	172,047	146,874	123,072
Proleukin® (aldesleukin)	115,075	114,281	93,335
Other	27,000	29,000	24,871

Total product sales, net	439,058	408,668	337,701
Collaborative agreement revenues	5,328	12,067	24,955
Royalty and license fee revenues	87,698	63,314	59,811
Other revenues	29,538	17,464	19,735

Total biopharmaceuticals revenues	561,622	501,513	442,202
Other:
Collaborative agreement revenues	—	—	9,099
Royalty and license fee revenues	74,290	69,645	101,364
Other revenues	—	1,039	—

Total other revenues	74,290	70,684	110,463

Total revenues	$1,766,361	$1,276,280	$1,140,667

Income from continuing operations
Blood testing	$214,444	$178,006	$88,918
Vaccines	95,092	69,572	116,193
Biopharmaceuticals	40,997	19,884	(50,489)
Other	(12,506)	10,697	45,553

Segment income from operations	338,027	278,159	200,175
Operating income (expense) reconciling items:
Purchased in-process research and development	(45,300)	(45,181)	—
Restructuring and reorganization charges	(1,654)	—	(64)

Income from operations	291,073	232,978	200,111
Gain on sale of assets	—	—	2,426
Interest expense	(19,104)	(12,821)	(7,507)
Interest and other income, net	38,668	46,362	60,914
Minority interest	(1,753)	(1,664)	(1,194)

Income from continuing operations before income taxes	$308,884	$264,855	$254,750

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

	2003	2002	2001
	(In thousands)
Depreciation and amortization expenses
Blood testing	$7,881	$4,742	$4,371
Vaccines	83,473	54,760	30,788
Biopharmaceuticals	44,859	58,337	73,775
Other	9,510	6,419	6,112

Total depreciation and amortization expenses	$145,723	$124,258	$115,046

        Capital expenditures are specifically identified by each reportable segment. Capital expenditures for each reportable segment were as follows:

	2003	2002	2001
	(In thousands)
Capital expenditures
Blood testing	$2,449	$4,120	$5,347
Vaccines	66,310	28,140	19,707
Biopharmaceuticals	197,872	38,674	25,341
Other	30,268	34,805	14,483

Total capital expenditures	$296,899	$105,739	$64,878

        Capital expenditures in 2003 for the "Biopharmaceuticals" segment include a capital lease addition of $157.5 million as discussed in Note 13.

Geographic Area Information

        Revenues from product sales by geographic area are based on the customers' shipping locations rather than the customers' country of domicile. Collaborative agreement, license fee, revenues from joint business arrangement and other revenues by geographic area are based on the country of domicile of the counterparty to the agreement. Royalty revenues by geographic area are based on the location to which the product earning the royalties is shipped.

	2003	2002	2001
	(In thousands)
Revenues
Domestic	$865,878	$624,597	$531,761
Belgium	60,757	30,673	30,959
Canada	23,863	19,995	68,177
France	58,126	48,777	15,936
Germany	199,951	152,485	160,745
Italy	70,014	46,118	47,043
Japan	41,638	31,167	24,364
United Kingdom	71,577	46,386	32,659
Other	374,557	276,082	229,023

Total revenues	$1,766,361	$1,276,280	$1,140,667

	2003	2002	2001
	(In thousands)
Long-lived assets
Domestic	$422,596	$246,431	$221,106
Germany	50,926	30,217	25,475
Italy	125,772	83,435	58,563
United Kingdom	76,279	4,572	4,340
Other	14,177	8,903	3,904

Total long-lived assets	$689,750	$373,558	$313,388

Major Customers

        One significant customer accounted for 10.7%, 13.1% and 12.2% of total revenues in 2003, 2002 and 2001, respectively. Chiron's biopharmaceuticals segment revenue included 33.7%, 33.3% and 31.4% of revenues from the major customer in 2003, 2002 and 2001, respectively. Chiron's blood testing, vaccines and other segments had no major customers in 2003, 2002 and 2001.

Note 18—Income Taxes

        For financial reporting purposes, "Income from continuing operations before income taxes" included the following components for the years ended December 31:

	2003	2002	2001
	(In thousands)
Domestic income	$170,964	$161,145	$110,124
Foreign income	137,920	103,710	144,626

	$308,884	$264,855	$254,750

Components of Provision for Income Taxes from Continuing Operations

        Significant components of the provision for income tax expense from continuing operations were as follows for the years ended December 31:

	2003	2002	2001
	(In thousands)
Current Tax Expense:
Domestic	$89,502	$44,785	$50,397
Foreign	13,852	44,480	43,309

	103,354	89,265	93,706

Deferred Tax Expense:
Domestic	(5,634)	(8,045)	(10,330)
Foreign	(9,174)	2,490	(3,384)

	(14,808)	(5,555)	(13,714)

Provision for income taxes from continuing operations	$88,546	$83,710	$79,992

        In 2003, 2002 and 2001, Chiron realized stock option tax benefits, recorded as an increase to additional paid-in capital, of approximately $33.1 million, $8.7 million and $25.9 million, respectively.

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

        The total amount of goodwill attributable to the purchase of PowderJect Pharmaceuticals is $503.0 million, of which approximately $231.0 million is expected to be deductible for state income tax purposes over the next fifteen years.

Rate Reconciliation

        A reconciliation of the expected statutory tax rate (computed at the U.S. statutory income tax rate of 35.0%) to the actual tax rate on income from continuing operations for the years ended December 31 is as follows:

	2003	2002	2001
Expected statutory tax rate	35.0%	35.0%	35.0%
Increases (reductions) in tax resulting from the following:
State taxes, net of federal benefit	0.9%	0.4%	3.5%
Net impact of foreign tax rates and foreign tax credits	(10.8)%	(2.0)%	(5.8)%
Purchased in-process research and development (see below)	5.1%	6.0%	—
Amortization of goodwill (see below)	—	—	1.9%
Tax benefit attributed to Extraterritorial Income Exclusion (Foreign Sales Corporation in 2001)	(1.0)%	(0.8)%	(2.2)%
Utilization of current year research & development tax credits	(2.8)%	(1.8)%	(4.5)%
Redetermination of prior years research & development tax credits(1)	—	(5.3)%	—
Other	2.3%	0.1%	3.5%

Actual tax rate on income from continuing operations	28.7%	31.6%	31.4%

(1)
In connection with an IRS audit of the return filings for 1996, 1997 and 1998, Chiron determined that it had understated its claimed research and development credits in those years. Based on Chiron's recomputations and the results of discussions to-date with the Internal Revenue Service, Chiron claimed additional credits of approximately $14.0 million.

        Purchased in-process research and development charge in 2003 was a permanent difference associated with the acquisition of PowderJect Pharmaceuticals (Note 5). The purchased in-process research and development charge in 2002 was a permanent difference associated with the acquisition of Matrix Pharmaceutical, Inc. The amortization of goodwill was a permanent difference associated with the acquisition of PathoGenesis Corporation.

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

        Significant components of Chiron's deferred income tax assets and liabilities from continuing operations were as follows at December 31:

	2003	2002
	(In thousands)
Deferred income tax assets:
Capitalized research and development costs	$932	$1,193
Deferred revenue	31,688	31,003
Reserves and expense accruals	101,530	73,329
Net operating loss carryovers	54,775	26,739
Business tax credit carryovers	38,481	16,806
Other deferred income tax assets	2,105	1,048

	229,511	150,118
Less valuation allowance	(35,204)	(14,101)

	194,307	136,017

Deferred income tax liabilities:
Basis differences—purchase accounting and intangibles	181,867	89,785
Patent costs expensed for tax purposes	12,222	10,723
Depreciation and amortization	4,430	3,166
Tax effect of unrealized other comprehensive income	30,368	28,442
Tax effect of contingent payment debt instrument	22,446	11,063
Other deferred income tax liabilities	266	131

	251,599	143,310

Net deferred income tax liability	$(57,292)	$(7,293)

        The above net deferred income tax liability has been reflected in the accompanying Consolidated Balance Sheets as follows:

	2003	2002
	(In thousands)
Current asset	$50,204	$38,450
Noncurrent liability	(107,496)	(45,743)

Net deferred income tax liability	$(57,292)	$(7,293)

        Chiron has permanently invested approximately $233.0 million of earnings of certain foreign subsidiaries outside the U.S. Should such earnings be remitted to the U.S., additional U.S. taxes of approximately $50.0 million would accrue.

        The net increase in the valuation allowance for the years ended December 31, 2003 and 2002 was $21.1 and $13.2 million respectively, primarily attributable to acquired net operating losses of Matrix Pharmaceutical, Inc. in 2002 and of PowderJect Pharmaceutical in 2003 as well as foreign net operating losses in jurisdictions where Chiron has no history of taxable income. The net decrease in the valuation allowance for the year ended December 31, 2001 was $8.3 million.

Tax Operating Loss and Credit Carryforwards

        At December 31, 2003, Chiron had foreign net operating loss carryforwards of approximately $20.8 million, of which approximately $5.3 million begins expiring over the period 2008 to 2018 and the remaining $15.5 million is available to offset future taxable income without limitation.

        At December 31, 2003, Chiron had foreign net operating loss carryforwards attributed to the acquisition of PowderJect Pharmaceuticals of approximately $0.7 million, all of which are available to offset future taxable income without limitation.

        At December 31, 2003, Chiron had federal net operating loss carryforwards, attributable to the acquisition of Matrix Pharmaceutical, Inc., of approximately $49.2 million, which are available to offset future domestic taxable income ratably through 2021.

        At December 31, 2003, Chiron had federal net operating loss carryforwards, attributable to the acquisition of PowderJect Pharmaceuticals of approximately $13.0 million, which are available to offset future domestic taxable income ratably through 2022.

        At December 31, 2003, Chiron had $23.4 million of state net operating loss carryforwards, which expire between 2004 and 2021 and state net operating loss carryforwards, attributable to the acquisition of Matrix Pharmaceutical, Inc., of approximately $27.3 million, which are available to offset future state taxable income ratably through 2013.

        At December 31, 2003, Chiron had utilized all of the remaining federal business tax credit carryforwards attributed to the PathoGenesis Corporation acquisition. At December 31, 2003, Chiron had state business tax credit carryovers of $16.3 million, which are available to offset future state tax liabilities without limitation, and foreign business tax credit carryovers of $22.2 million.

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

        Certain State Attorneys General also are investigating reporting of average wholesale prices related to State Medicaid programs. In September 2000, the Office of the Attorney General of the State of California Department of Justice propounded a document subpoena to Chiron focused on pricing of certain generic oncology drugs sold by Cetus-Ben Venue under the Medi-Cal program. In December 2003, the Attorneys General for the States of Florida and Kentucky informed Chiron that they were investigating Chiron's calculation and reporting of the average manufacturer price and best price to the Center for Medicare and Medicaid Services and the Health Care Financing Administration.

        It is anticipated that additional lawsuits involving the average wholesale price issues for these and other products sold by Chiron through Medicaid and/or Medicare may arise. If any such action resulted in a final judgment against Chiron, Chiron could face substantial damages exposure. It is not currently possible to estimate the probability of loss or to estimate the amount of liability related to these matters.

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

Note 20—Quarterly Financial Data (Unaudited)

	2003
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$554,581	$540,473	$350,272	$321,035
Gross margin from net product sales	234,103	258,294	148,508	133,031
Income (loss) from continuing operations:
Income (loss)	117,963	(20,153)	61,459	61,069
Basic income (loss) per share	0.63	(0.11)	0.33	0.33
Diluted income (loss) per share	0.59	(0.11)	0.32	0.32
Net income (loss):
Income (loss)	121,800	(18,979)	61,997	62,495
Basic income (loss) per share	0.65	(0.10)	0.33	0.33
Diluted income (loss) per share	0.61	(0.10)	0.33	0.33
	2002
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$356,324	$368,481	$299,278	$252,197
Gross margin from net product sales	155,069	174,758	135,068	107,418
Income (loss) from continuing operations:
Income (loss)	67,102	82,536	50,444	(18,937)
Basic income (loss) per share	0.36	0.44	0.27	(0.10)
Diluted income (loss) per share	0.35	0.43	0.26	(0.10)
Net income (loss):
Income (loss)	67,102	82,216	50,444	(18,937)
Basic income (loss) per share	0.36	0.44	0.27	(0.10)
Diluted income (loss) per share	0.35	0.43	0.26	(0.10)

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

Continuing Operations

        On July 8, 2003, Chiron acquired PowderJect Pharmaceuticals (see Note 5), a company based in Oxford, England that develops and commercializes vaccines. Total revenues for PowderJect Pharmaceuticals were $128.2 million and $116.5 million in the fourth quarter 2003 and the third quarter 2003, respectively. Gross margin from net product sales for PowderJect Pharmaceuticals was $56.1 million and $69.6 million in the fourth quarter 2003 and the third quarter 2003, respectively.

        Chiron allocated $122.7 million of the purchase price to purchased in-process research and development, which it charged to earnings in the third quarter 2003. In the fourth quarter 2003, upon completion of strategic assessments of the value of certain research and development projects, Chiron revised the allocation of the purchase price resulting in a $77.4 million decrease to purchased in-process research and development which was offset to goodwill. The amortization expense for the acquired intangibles associated with this acquisition was $13.2 million and $12.1 million in the fourth quarter 2003 and the third quarter 2003, respectively.

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

Discontinued Operations (see Note 4)

        "Gain (loss) from discontinued operations" included an income tax benefit of $3.8 million in the fourth quarter of 2003. The tax benefit related to the reversal of valuation allowances against deferred tax assets that were established at the time of the sale of Chiron Diagnostics, as the timing differences for which such valuation allowances relate have now been reversed or written off.

SCHEDULE II

CHIRON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

Description	Balance at Beginning of Year	Charged to Costs and Expenses, Net of Reversals	Utilizations	Balance At End of Year
	(In thousands)
2003:
Accounts receivable and product returns allowance	$23,543	$23,152	$(9,830)	$36,865
Inventory reserves	32,762	13,314	(10,959)	35,117
Restructuring and reorganization accrual	334	1,654	(1,343)	645
2002:
Accounts receivable and product returns allowance	$18,772	$17,529	$(12,758)	$23,543
Inventory reserves	26,892	15,740	(9,870)	32,762
Restructuring and reorganization accrual	693	—	(359)	334
2001:
Accounts receivable and product returns allowance	$14,576	$27,531	$(23,335)	$18,772
Inventory reserves	27,374	10,205	(10,687)	26,892
Restructuring and reorganization accrual	2,655	64	(2,026)	693

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
ERNST & YOUNG LLP, INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
CHIRON CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
CHIRON CORPORATION CONSOLIDATED BALANCE SHEETS (Continued) (In thousands, except share data)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Continued) (In thousands, except per share data)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued) (In thousands)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CHIRON CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)
CHIRON CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003
  SCHEDULE II
CHIRON CORPORATION VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31, 2003, 2002 and 2001