Form 10-Q
period 2004-09-30
CHIRON CORP
filed 2004-11-02
CIK 706539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2004
OR
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at October 29, 2004
Common Stock, $0.01 par value	186,839,927

CHIRON CORPORATION
TABLE OF CONTENTS

Item 1. Financial Statements

CHIRON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$200,983	$364,270
Short-term investments in marketable debt securities	343,507	174,212

Total cash and short-term investments	544,490	538,482
Accounts receivable, net of allowances	397,802	382,933
Current portion of notes receivable	—	1,479
Inventories, net of reserves	218,589	199,625
Assets held for sale	2,754	2,992
Current net deferred income tax assets	60,232	50,204
Derivative financial instruments	7,599	9,463
Other current assets	65,229	72,471

Total current assets	1,296,695	1,257,649
Noncurrent investments in marketable debt securities	467,813	560,292
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	371,382	366,275
Laboratory, production and office equipment	644,087	615,814
Leasehold improvements	116,602	112,200
Construction-in-progress	186,310	144,162

	1,318,381	1,238,451
Less accumulated depreciation and amortization	(566,988)	(548,701)

Property, plant, equipment and leasehold improvements, net	751,393	689,750
Purchased technologies, net	221,122	236,707
Goodwill	820,086	787,587
Other intangible assets, net	447,608	486,889
Investments in equity securities and affiliated companies	113,325	121,576
Equity method investments	709	953
Noncurrent notes receivable	7,500	7,500
Noncurrent derivative financial instruments	—	7,391
Other noncurrent assets	57,080	38,875

	$4,183,331	$4,195,169

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In thousands, except share data)

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113,045	$102,201
Accrued compensation and related expenses	78,470	83,311
Current portion of capital lease	944	570
Current portion of unearned revenue	30,231	47,873
Income taxes payable	6,674	15,270
Other current liabilities	159,886	187,688

Total current liabilities	389,250	436,913
Long-term debt	940,295	926,709
Capital lease	157,014	157,677
Noncurrent derivative financial instruments	4,928	—
Noncurrent net deferred income tax liabilities	101,288	107,496
Noncurrent unearned revenue	30,525	45,564
Other noncurrent liabilities	86,462	69,448
Minority interest	8,498	7,002

Total liabilities	1,718,260	1,750,809

Commitments and contingencies
Stockholders' equity:
Common stock	1,917	1,917
Additional paid-in capital	2,527,877	2,503,195
Deferred stock compensation	(15,572)	(12,871)
Retained earnings (Accumulated deficit)	22,051	(46,634)
Accumulated other comprehensive income	171,321	216,302
Treasury stock, at cost (4,999,000 shares at September 30, 2004 and 4,567,000 shares at December 31, 2003)	(242,523)	(217,549)

Total stockholders' equity	2,465,071	2,444,360

	$4,183,331	$4,195,169

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product sales, net	$369,980	$432,674	$946,138	$897,222
Revenues from joint business arrangement	34,017	26,058	92,910	79,985
Collaborative agreement revenues	4,124	7,816	14,467	15,554
Royalty and license fee revenues	111,396	66,237	221,384	186,537
Other revenues	4,450	7,688	22,363	32,482

Total revenues	523,967	540,473	1,297,262	1,211,780

Operating expenses:
Cost of sales (excludes amortization expense related to acquired developed products)	237,622	174,380	495,048	357,389
Research and development	103,000	97,519	301,736	269,564
Selling, general and administrative	114,531	105,818	326,128	259,086
Amortization expense	20,566	19,821	63,077	35,135
Purchased in-process research and development	9,629	122,700	9,629	122,700
Other operating expenses	1,281	4,779	8,040	7,729

Total operating expenses	486,629	525,017	1,203,658	1,051,603

Income from operations	37,338	15,456	93,604	160,177
Interest expense	(7,063)	(6,222)	(19,440)	(12,523)
Interest and other income, net	5,369	5,239	41,252	31,170
Minority interest	(504)	(443)	(1,583)	(1,424)

Income from continuing operations before income taxes	35,140	14,030	113,833	177,400
Provision for income taxes	11,192	34,183	30,865	75,025

Income (loss) from continuing operations	23,948	(20,153)	82,968	102,375
Gain (loss) from discontinued operations	(450)	1,174	24,854	3,138

Net income (loss)	$23,498	$(18,979)	$107,822	$105,513

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.11)	$0.44	$0.55

Net income (loss)	$0.13	$(0.10)	$0.57	$0.57

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.11)	$0.43	$0.54

Net income (loss)	$0.12	$(0.10)	$0.56	$0.55

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$23,498	$(18,979)	$107,822	$105,513

Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period	2,847	21,182	(34,591)	66,300
Unrealized gains (losses) from investments:
Net unrealized holding gains (losses) arising during the period, net of tax (provision) benefit of ($5,977) and ($1,984) for the three months ended September 30, 2004 and 2003, respectively, and ($3,865) and ($3,268) for the nine months ended September 30, 2004 and 2003, respectively	(2,680)	4,200	4,864	6,840
Reclassification adjustment for net gains included in net income, net of tax (provision) of ($400) for the three months ended September 30, 2004, and ($9,753) and ($3,626) for the nine months ended September 30, 2004 and 2003, respectively	(625)	—	(15,254)	(5,744)

Net unrealized gains (losses) from investments	(3,305)	4,200	(10,390)	1,096

Other comprehensive income (loss)	(458)	25,382	(44,981)	67,396

Comprehensive income	$23,040	$6,403	$62,841	$172,909

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$132,633	$253,933

Cash flows from investing activities:
Purchases of investments in marketable debt securities	(724,616)	(622,650)
Proceeds from sales of investments in marketable debt securities	415,100	748,041
Proceeds from maturities of investments in marketable debt securities	225,959	364,737
Capital expenditures	(134,079)	(81,372)
Purchases of equity securities and interests in affiliated companies	(6,216)	(4,270)
Proceeds from sale of equity securities and interests in affiliated companies	31,421	12,545
Cash paid for acquisitions, net of cash acquired	(32,289)	(804,728)
Other, net	(3,688)	(12,249)

Net cash used in investing activities	(228,408)	(399,946)

Cash flows from financing activities:
Net repayment of short-term borrowings	—	(2,344)
Repayment of debt and capital leases	(380,159)	(62,341)
Payments to acquire treasury stock	(129,665)	(132,675)
Proceeds from re-issuance of treasury stock	64,178	85,995
Proceeds from issuance of debt	4,996	536
Payment of bond issuance costs	(8,285)	—
Proceeds from issuance of convertible debentures	385,000	500,000
Proceeds from put options	—	2,144

Net cash (used in) provided by financing activities	(63,935)	391,315

Effect of exchange rate changes on cash and cash equivalents	(3,577)	6,655

Net (decrease) increase in cash and cash equivalents	(163,287)	251,957
Cash and cash equivalents at beginning of the period	364,270	247,950

Cash and cash equivalents at end of the period	$200,983	$499,907

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

        The information presented in the Condensed Consolidated Financial Statements at September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, is unaudited but includes adjustments, consisting only of all normal recurring adjustments, which Chiron Corporation believes to be necessary for fair presentation of the periods presented.

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

        Chiron is a limited partner in several venture capital funds. Chiron is obligated to pay up to $60.0 million over ten years in equity contributions to these venture capital funds, of which approximately $38.4 million was paid through September 30, 2004. Chiron accounts for these investments under the equity method of accounting.

New Accounting Pronouncements

        In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, "that the dilutive effect of contingent convertible debt instruments ("CoCo's") must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of Issue No. 04-8 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. Accounting pursuant to this Issue would not result in additional dilution to Chiron's diluted earnings per share for the three and nine months ended September 30, 2004 from Chiron's $500.0 million convertible debentures due 2033 ("2033 Debentures") nor from Chiron's $385.0 million convertible debentures due 2034 ("2034 Debentures").

        Financial Accounting Standards Board (or FASB) Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" as revised, requires a variable interest entity (or VIE) to be consolidated by a company if that company absorbs a majority of the VIE's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003; however, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

        Chiron adopted the remaining provisions of FIN 46 in the first quarter of 2004. The adoption of these provisions did not have a material effect on Chiron's condensed consolidated financial statements.

        On March 31, 2004, the FASB issued an Exposure Draft (ED), "Share-Based Payment—An Amendment of FASB Statements No. 123 and 95." The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for Chiron beginning July 1, 2005. Chiron is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

        Chiron's blood-testing segment includes Chiron's one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron accounts separately for research and development and manufacturing cost reimbursements and certain product sale revenues received from Ortho-Clinical Diagnostics, but relating to the joint business contractual arrangement. Chiron's joint business arrangement with Ortho-Clinical Diagnostics is a contractual arrangement and is not a separate and distinct legal entity. Through Chiron's joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. Prior to the first quarter 2003, Chiron accounted for revenues relating to non-U.S. affiliate sales on a one-quarter lag, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. affiliate sales of Chiron's joint business contractual arrangement became available in the first quarter 2003, and as a result, Chiron is able to recognize revenues relating to non-U.S. affiliate sales on a one-month lag. The effect of this change, net of tax, was an increase to net income by $3.2 million for revenue from the joint business contractual arrangement for the nine months ended September 30, 2003.

        Chiron currently owns a facility in London, England for international operations. This facility became available for sale in the fourth quarter of 2003. Chiron has committed to a plan to sell this facility and is actively marketing this facility. This facility is classified as "Assets held for sale" in the Condensed Consolidated Balance Sheet at September 30, 2004.

        Chiron, prior to filing its financial statements on Form 10-Q, publicly releases an unaudited condensed balance sheet and statement of operations. Between the date of Chiron's earnings release and the filing of Form 10-Q, reclassifications may be required. These reclassifications, when made, have no effect on income from continuing operations, net income or earnings per share. There has been no such reclassification in the third quarter of 2004.

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

        Subsequent to the third quarter of 2004, the UK regulatory body, the Medicines and Healthcare products Regulatory Agency (MHRA), sent Chiron a letter prohibiting Chiron from releasing any Fluvirin doses manufactured at Chiron's Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that Chiron's manufacturing process did not comply with U.K. good manufacturing practices regulations. In addition to prohibiting release of existing Fluvirin doses, the MHRA letter also suspended Chiron's license to manufacture further influenza virus vaccine in its Liverpool facility for three months. Chiron has not released any Fluvirin into any territory. Chiron wrote-off the entire inventory of Fluvirin product in the third quarter 2004, resulting in a $91.3 million charge to cost of sales.

        Inventories, net of reserves consisted of the following:

	September 30, 2004	December 31, 2003
Finished goods	$55,153	$38,640
Work-in-process	116,596	105,359
Raw materials	46,840	55,626

	$218,589	$199,625

Income Taxes

        The effective tax rate for the three and nine months ended September 30, 2004 was 31.9% and 27.1% respectively, of pretax income from continuing operations, including the charge for purchased in-process research and development related to the Sagres acquisition. See discussion in "Note 4—Acquisitions". The effective tax rate for the three and nine months ended September 30, 2003 was 243.6% and 42.3% respectively, of pretax income from continuing operations, including the charge for purchased in-process research and development related to the PowderJect acquisition. The charges for the purchased in-process research and development in 2003 and 2004 are not tax deductible. The effective tax rate for the three and nine months ended September 30, 2004 and 2003 was 25% of pretax income from continuing operations, after excluding the impact of the purchased in-process research and development charges. The effective tax rate may be affected in future periods by changes in management's estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

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

        The following table illustrates the effect on net income (loss) and related net income (loss) per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method:

		Three Months Ended September 30,			Nine Months Ended September 30,
		2004		2003	2004	2003
		(in thousands, except per share data)
Net income (loss):
	As reported	$23,498		$(18,979)	$107,822	$105,513
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,118		1,091	3,807	3,743
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	23,778		20,741	68,055	58,786

	Pro forma	$838		$(38,629)	$43,574	$50,470

Basic net income (loss) per share:
	As reported	$0.13		$(0.10)	$0.57	$0.57
	Pro forma	$—	*	$(0.21)	$0.23	$0.27
Diluted net income (loss) per share:
	As reported	$0.12		$(0.10)	$0.56	$0.55
	Pro forma	$—	*	$(0.21)	$0.23	$0.27

*—less than $0.01 per share.

Comprehensive Income

        For the three and nine months ended September 30, 2004 and 2003, the foreign currency translation component of comprehensive income relates to permanent investments in non-U.S. subsidiaries, and accordingly, was not adjusted for income taxes.

Treasury Stock

        Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to "Additional paid-in capital". Losses on reissuance of treasury stock are charged to "Additional paid-in capital" to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to "Retained earnings"/ "Accumulated deficit." Chiron charged losses of $9.0 million and $39.1 million for the three and nine months ended September 30, 2004, respectively, and $8.9 million and $40.3 million for the three and nine months ended September 30, 2003, respectively, to "Retained earnings"/ "Accumulated deficit" in the Condensed Consolidated Balance Sheets.

Note 2—Earnings (Loss) Per Share

        Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options, warrants and equivalents, which are included under the treasury-stock method; (ii) performance units to the extent that dilutive shares are assumed issuable; (iii) the assumed exercise of outstanding put options, which are included under the reverse treasury-stock method; and (iv) convertible notes and debentures, which are included under the if-converted method, if applicable. Due to rounding, quarterly amounts may not sum fully to yearly amounts.

        The following table sets forth the computations for basic and diluted earnings (loss) per share on income (loss) from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) (Numerator):
Income (loss) from continuing operations	$23,948	$(20,153)	$82,968	$102,375

Shares (Denominator):
Weighted-average common shares outstanding	187,368	186,685	187,751	186,658
Effect of dilutive securities:
Stock options and equivalents	2,646	—	3,150	3,828
Put options	—	—	—	2

Weighted-average common shares outstanding, plus impact from assumed conversions	190,014	186,685	190,901	190,488

Basic earnings (loss) per share	$0.13	$(0.11)	$0.44	$0.55

Diluted earnings (loss) per share	$0.13	$(0.11)	$0.43	$0.54

        The following table sets forth the computations for basic and diluted earnings (loss) per share on net income (loss) (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) (Numerator):
Net income (loss)	$23,498	$(18,979)	$107,822	$105,513

Shares (Denominator):
Weighted-average common shares outstanding	187,368	186,685	187,751	186,658
Effect of dilutive securities:
Stock options and equivalents	2,646	—	3,150	3,828
Put options	—	—	—	2

Weighted-average common shares outstanding, plus impact from assumed conversions	190,014	186,685	190,901	190,488

Basic earnings (loss) per share	$0.13	$(0.10)	$0.57	$0.57

Diluted earnings (loss) per share	$0.12	$(0.10)	$0.56	$0.55

        For the three and nine months ended September 30, 2004, stock options to purchase 11.7 million and 10.1 million shares with exercise prices greater than the average market prices of common stock were excluded from the respective computations of diluted earnings per share as their inclusion would be antidilutive. For the three and nine months ended September 30, 2003, stock options to purchase 4.2 million and 10.7 million shares with exercise prices greater than the average market prices of common stock were excluded from the respective computations of diluted earnings (loss) per share as their inclusion would be antidilutive.

        For the three and nine months ended September 30, 2004, 0.6 million and 4.3 million shares of common stock that would be issued upon conversion of the Liquid Yield Option Notes (LYONs) were excluded from the computations of diluted earnings per share, as their inclusion would be antidilutive. For each of the three and nine months ended September 30, 2003, 5.2 million shares of common stock that would be issued upon conversion of the LYONs were excluded from the computation of diluted earnings (loss) per share, as their inclusion would be antidilutive. During the second quarter of 2004, Chiron was required to purchase a significant portion of the LYONs as discussed in Note 8 "Debt Obligations".

        On June 22, 2004, Chiron issued $385.0 million aggregate principal amount of convertible debentures, which mature on June 30, 2034, as discussed in Note 8 "Debt Obligations". The terms of the conversion features of these debentures are substantive and therefore, the shares of common stock issuable upon conversion of the convertible debentures are not included in the computation of diluted earnings per share until such time as the terms of the conversion features are met. The conversion features were not met during the third quarter of 2004. If the conversion features were met and if dilutive, common shares to be added to the diluted shares outstanding would be determined by the net share settlement of the debentures as discussed in "Note 8—Debt Obligations".

        On July 30, 2003, Chiron issued $500.0 million aggregate principal amount of convertible debentures, which mature on August 1, 2033. The terms of the conversion features of these debentures are substantive and therefore, the shares of common stock issuable upon conversion of the convertible debentures are not included in the computation of diluted earnings per share until such time as the terms of the conversion features are met. The conversion features were not met during the third quarter of 2004. If the conversion features were met and if dilutive, an additional 7.3 million common shares would be added to diluted shares outstanding.

Note 3—Discontinued Operations

        In a strategic effort to focus on its core businesses of blood-testing, vaccines and biopharmaceuticals, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively.

        Chiron and Bayer Corporation, or Bayer, were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, Chiron made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. Chiron released previously established reserves deemed to be excess following this settlement. This settlement resulted in a net gain of $12.8 million, which was included in "Gain (loss) from discontinued operations" for the nine months ended September 30, 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer.

        In the second quarter 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement Chiron recognized a tax benefit of approximately $12.5 million, which was included in "Gain (loss) from discontinued operations" for the nine months ended September 30, 2004.

        In the third quarter 2003, Chiron reversed approximately $1.2 million, net of tax, related to unutilized reserves for Chiron Diagnostics, which was included in "Gain (loss) from discontinued operations" for the three and nine months ended September 30, 2003.

        In the first quarter 2003, Chiron and Bayer reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron Diagnostics. Under this settlement agreement, Chiron was required to make a payment to Bayer during the first quarter 2003. Pursuant to this settlement, Chiron recorded a charge, net of adjustment to its previously provided reserve for indemnity obligations, of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million which was included in "Gain (loss) from discontinued operations" for the nine months ended September 30, 2003.

Note 4—Acquisitions

        Sagres Discovery    On July 2, 2004, Chiron acquired Sagres Discovery (Sagres), a privately held company headquartered in Davis, California, which focuses on the discovery and validation of targets with potential application to the development of cancer therapeutics. Chiron acquired Sagres for a preliminary purchase price of $12.0 million.

        Sagres is part of Chiron's biopharmaceuticals segment. Chiron accounted for the acquisition as an asset purchase and included Sagres's operating results in its consolidated operating results beginning on July 2, 2004. The components of the preliminary purchase price and allocation thereof based on estimated fair values are summarized in the following table (in thousands). The preliminary purchase price reflects acquisition costs, which include contractual severance, direct acquisition costs and facility exit costs. Chiron is in the process of finalizing certain estimates including those for severance and facility exit costs for certain research facilities; thus both the preliminary purchase price and the allocation of the preliminary purchase price are subject to change.

Consideration and acquisition costs:
Cash paid for asset purchase	$10,057
Cash payable for asset purchase	837
Acquisition costs paid as of September 30, 2004	1,082
Acquisition costs not yet paid as of September 30, 2004	47

Total preliminary purchase price	$12,023

Allocation of preliminary purchase price:
Assets acquired	$1,698
Liabilities assumed	(724)
Deferred tax assets	1,420
Purchased in-process research and development	9,629

Total preliminary purchase price	$12,023

        Chiron allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. Chiron allocated a portion of the preliminary purchase price to purchased in-process research and development, which it charged to earnings in the third quarter 2004.

        For acquisition costs related to Sagres, Chiron paid $1.1 million for the nine months ended September 30, 2004. These payments are reflected in the Condensed Consolidated Statement of Cash Flows as a component of "Cash paid for acquisitions, net of cash acquired" for the nine months ended September 30, 2004.

        The deferred tax assets primarily related to future utilization of net operating loss carryforwards. Chiron acquired federal and state net operating loss carryforwards of approximately $25.0 million and $20.6 million, respectively and federal and state business credits attributed to Sagres of approximately $1.7 million and $1.3 million, respectively. The available utilization of such net operating loss and business tax credit carryforwards is limited in any one year to approximately $0.2 million per annum over the next twenty years under provisions of the Internal Revenue Code. As such, a significant portion of Sagres's net operating loss carryforwards is expected to expire unutilized.

        PowderJect Pharmaceuticals plc    On July 8, 2003, Chiron acquired PowderJect Pharmaceuticals, a company based in Oxford, England that develops and commercializes vaccines. Chiron acquired all of the outstanding shares of common stock of PowderJect Pharmaceuticals for 550 pence per ordinary share, which, including estimated acquisition costs, resulted in a total purchase price of approximately $940.3 million.

        During the second quarter 2004, Chiron completed the planned divestiture of certain research operations in Madison, Wisconsin and Oxford, England and certain vaccines operations in Sweden. The divestiture of these operations included the disposition of net assets of $14.7 million (which included $15.5 million of cash), deferred taxes of $9.4 million, and exit liabilities of $21.6 million. The net impact of the divestiture resulted in an increase to goodwill of $2.5 million in the second quarter 2004. Also, during the second quarter of 2004, Chiron adjusted the previously recorded obligation related to an assumed defined benefit plan, which resulted in an increase to goodwill of $8.1 million.

        During the third quarter 2004, Chiron revised estimates of exit costs associated with certain contractual obligations under supply and research agreements related to the divested research operations and other direct acquisition costs. Also, during the third quarter 2004, Chiron revised estimates of exit costs associated with the divestiture of certain research operations in Madison, Wisconsin. The net impact of the revision of these estimates resulted in an increase to goodwill of $14.0 million, an increase to acquisition costs of $14.5 million and a decrease to current liabilities assumed of $0.5 million. As a result of these adjustments to exit costs, the purchase price was revised to $940.3 million.

        PowderJect Pharmaceuticals is part of Chiron's vaccines segment. Chiron accounted for the acquisition as a business combination and included PowderJect Pharmaceuticals' operating results in its consolidated operating results beginning July 8, 2003.

        The components of the purchase price, and the allocation thereof based on estimated fair values are summarized in the following table (in thousands).

Consideration and acquisition costs:
Cash paid for common stock	$831,026
Cash paid for options on common stock	59,153
Acquisition costs paid as of September 30, 2004	22,340
Acquisition costs not yet paid as of September 30, 2004	27,827

Total purchase price	$940,346

Allocation of purchase price:
Cash and cash equivalents	$76,685
Short-term marketable securities	8,840
Accounts receivable, net	39,600
Inventories	64,924
Property, plant and equipment	60,589
Goodwill	527,492
Acquired intangible assets	335,500
Other assets	4,876
Income taxes payable	(17,741)
Current liabilities	(53,810)
Net deferred tax liability	(69,566)
Long-term liabilities	(82,343)
Purchased in-process research and development	45,300

Total purchase price	$940,346

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

        For acquisition costs related to PowderJect Pharmaceuticals, Chiron paid $5.6 million and $5.5 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. For the acquisition of PowderJect Pharmaceuticals, cash paid for common stock and options on common stock was $890.2 million for the nine months ended September 30, 2003. These payments are reflected in the Condensed Consolidated Statement of Cash Flows as a component of "Cash paid for acquisitions, net of cash acquired" for the nine months ended September 30, 2004 and 2003, respectively.

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

Note 5—Roche Settlement

        In October 2000, Chiron entered into three license agreements with F. Hoffmann-La Roche Limited (Roche) and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for use of Chiron's hepatitis C virus and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostics products. The third agreement relates to blood screening, which was superseded in May 2001 by two new agreements, one for hepatitis C virus and one for HIV.

        An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. The issuance of the patent triggered a milestone payment to Chiron of $10.0 million from Roche, which was received in April 2003. As permitted under the terms of its licensing agreement, Roche decided to institute arbitration proceedings in regard to the application of the U.S. patent. Chiron had deferred recognition of the $10.0 million milestone payment, interest, royalties received and royalties accrued under the patent until the resolution of this dispute. On September 10, 2004, Chiron reached a settlement agreement with Roche. Under the terms of the settlement agreement, the milestone payment along with any royalties received prior to March 31, 2004 became non-refundable. Accordingly, for the three months ended September 30, 2004, Chiron has recognized $10.0 million in license fees and $21.8 million in royalties up until June 30, 2004, which had previously been deferred, of which $16.3 million has been recognized as revenue in Chiron's other segment and $5.5 million has been recognized as revenue in Chiron's blood testing segment. Chiron also recognized $0.8 million in interest on the license fee. Also under the settlement agreement, in the first quarter of 2005, Chiron is entitled to receive a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0 million. The refund available decreases in equal quarterly increments over the eight quarters of 2005 and 2006. As such, Chiron expects to recognize $64.0 million of the payment as revenue over those eight quarters. The remaining $14.0 million is nonrefundable and was recognized as revenue for the three months ended September 30, 2004, of which $9.3 million has been recognized as revenue in Chiron's other segment and $4.7 million has been recognized as revenue in Chiron's blood testing segment.

        The one time impact on revenues for the three and nine months ended September 30, 2004 from these items from the September 10, 2004 settlement with Roche is summarized below (in thousands).

	Other Segment	Blood-testing Segment	Total
Deferred revenues recognized	$16,313	$5,453	$21,766
Deferred license fee recognized	10,000	—	10,000
Non-refundable portion of Roche settlement	9,333	4,667	14,000

Total one time royalty and license fee revenue	$35,646	$10,120	$45,766

Note 6—Intangible Assets

        Intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$332,434	$111,312	$221,122	$332,543	$95,836	$236,707

Patents	$126,847	$68,620	$58,227	$119,675	$61,747	$57,928
Trademarks	60,750	22,824	37,926	61,082	20,507	40,575
Licenses and technology rights	48,783	34,121	14,662	49,087	27,818	21,269
Developed product technologies	350,828	59,642	291,186	347,233	23,093	324,140
Customer relationships	28,334	10,896	17,438	28,824	9,952	18,872
Know how(1)	12,868	6,615	6,253	13,090	6,023	7,067
Databases	7,100	1,893	5,207	7,100	1,538	5,562
Other	34,992	18,283	16,709	26,328	14,852	11,476

Total other intangible assets	$670,502	$222,894	$447,608	$652,419	$165,530	$486,889

Total intangible assets subject to amortization	$1,002,936	$334,206	$668,730	$984,962	$261,366	$723,596

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

        Aggregate amortization expense is as follows (in thousands):

For the nine months ended September 30, 2004	$71,668
For the remaining three months in the year ended December 31, 2004 (estimated)	23,883

For the year ended December 31, 2004 (estimated)	$95,551
For the year ended December 31, 2005 (estimated)	$96,449
For the year ended December 31, 2006 (estimated)	$100,881
For the year ended December 31, 2007 (estimated)	$98,735
For the year ended December 31, 2008 (estimated)	$74,231
For the year ended December 31, 2009 (estimated)	$50,580

        The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Balance as of December 31, 2003	$187,492	$600,095	$787,587
PowderJect adjustment (See Note 4)	—	24,531	24,531
Effect of exchange rate changes	—	7,968	7,968

Balance as of September 30, 2004	$187,492	$632,594	$820,086

        Chiron performed its annual impairment test for goodwill in the third quarter 2004, as of July 1, 2004. Subsequent to the third quarter 2004, given the developments with respect to Fluvirin discussed in "Note 9—Commitments and Contingencies," Chiron considered the impact of recent Fluvirin developments on goodwill. Based on this revised analysis, Chiron has no indication of an impairment loss. Chiron will continue to monitor goodwill for any impairment associated with future developments related to the Fluvirin matters.

Note 7—Segment Information

        Chiron is organized based on the products and services that it offers. Under this organizational structure, there are three reportable segments: (i) blood-testing, (ii) vaccines and (iii) biopharmaceuticals. The blood-testing segment consists of an alliance with Gen-Probe and Chiron's one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron's alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood and plasma products for viral infection. Chiron's joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. Through Chiron's joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. The blood-testing segment also earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing Chiron's hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets. The vaccines segment consists principally of adult and pediatric vaccines for viral and bacterial infections. Chiron sells these vaccines primarily in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets. The vaccines segment is also involved in the development of novel vaccines and vaccination technology. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious diseases, using the development and acquisition of technologies related to therapeutic proteins and small molecules. The biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon® and recombinant insulin and glucagons products and earns license fees for technologies, such as hepatitis C virus-related patents, used by third parties to develop therapeutic products.

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

        The accounting policies of Chiron's reportable segments are the same as those described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies above and in Chiron's Annual Report on Form 10-K for the year ended December 31, 2003. Chiron evaluates the performance of its segments based on each segment's income (loss) from continuing operations excluding certain special items such as purchased in-process research and development, which is shown as a reconciling item in the table below.

        The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Blood-testing:
Product sales, net:
Procleix® System	$63,629	$53,663	$186,104	$141,767
Ortho-Clinical Diagnostics	7,098	6,235	19,940	19,766

Total product sales, net	70,727	59,898	206,044	161,533
Revenues from joint business arrangement	34,017	26,058	92,910	79,985
Collaborative agreement revenues	1,616	2,103	6,005	6,393
Royalty and license fee revenues	34,115	20,576	66,817	59,372
Other revenues	243	—	673	—

Total blood-testing revenues	140,718	108,635	372,449	307,283
Vaccines:
Product sales, net:
Flu vaccines	93,486	183,250	109,398	191,286
Meningococcus vaccines	8,865	10,642	18,430	31,876
Travel vaccines	20,865	11,229	84,007	59,981
Pediatric and other vaccines	44,491	57,598	143,292	133,537

Total product sales, net	167,707	262,719	355,127	416,680
Collaborative agreement revenues	2,230	4,349	7,410	4,516
Royalty and license fee revenues	1,213	3,023	3,888	9,550
Other revenues	3,006	2,679	12,563	8,688

Total vaccines revenues	174,156	272,770	378,988	439,434
Biopharmaceuticals:
Product sales, net
Betaseron®	35,171	29,010	96,933	88,788
TOBI®	55,734	43,022	159,600	122,740
Proleukin®	31,739	29,859	98,664	85,223
Other	8,902	8,166	29,770	22,258

Total product sales, net	131,546	110,057	384,967	319,009
Collaborative agreement revenues	278	1,364	1,052	4,645
Royalty and license fee revenues	15,412	23,523	47,892	62,098
Other revenues	1,201	5,009	9,127	23,794

Total biopharmaceuticals revenues	148,437	139,953	443,038	409,546
Other:
Royalty and license fee revenues	60,656	19,115	102,787	55,517

Total revenues	$523,967	$540,473	$1,297,262	$1,211,780

Income (loss) from continuing operations
Blood-testing	$80,690	$56,994	$203,538	$169,997
Vaccines	(70,194)	69,848	(154,171)	65,340
Biopharmaceuticals	1,683	15,663	29,709	48,959
Other	34,788	(4,349)	24,157	(1,419)

Segment income from operations	46,967	138,156	103,233	282,877
Operating expense reconciling item:
Purchased in-process research and development	(9,629)	(122,700)	(9,629)	(122,700)

Income from operations	37,338	15,456	93,604	160,177
Interest expense	(7,063)	(6,222)	(19,440)	(12,523)
Interest and other income, net	5,369	5,239	41,252	31,170
Minority interest	(504)	(443)	(1,583)	(1,424)

Income from continuing operations before income taxes	$35,140	$14,030	$113,833	$177,400

Note 8—Debt Obligations

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

        The holders of the debentures may require Chiron to repurchase for cash all or part of the debentures on June 30, 2010, June 30, 2014, June 30, 2019, June 30, 2024 and June 30, 2029. The repurchase price will be equal to 100% of the principal amount of the debentures to be repurchased, plus accrued and unpaid interest, if any, up to the repurchase date.

        On or after July 5, 2010, Chiron may redeem for cash all or part of the debentures at a redemption price equal to 100% of principal amount of the debentures to be redeemed, plus accrued and unpaid interest, if any, up to the redemption date.

        Bond issuance costs in connection with the issuance of the debentures amounted to approximately $8.6 million and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over six years, which represents the period from the issue date to the earliest put date. Bond issuance costs are recorded in "Other intangible assets, net" in the Condensed Consolidated Balance Sheets at September 30, 2004.

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

        On June 12, 2004, certain LYONs holders, at their option, tendered $649.9 million in aggregate principal amount at maturity for purchase by Chiron. The purchase price for the LYONs was $584.31 in cash per $1,000 in principal amount at maturity. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. At September 30, 2004, there remains outstanding $80.1 million in aggregate principal amount at maturity and an accreted balance of $47.1 million for the LYONs.

        At the option of the holder, Chiron may be required to purchase all, or a portion, of the remaining LYONs on the following dates at the following prices for each note with face value of $1,000:

Date	Price
June 12, 2006	$608.04
June 12, 2011	$671.65
June 12, 2016	$741.92
June 12, 2021	$819.54
June 12, 2026	$905.29

Other Loans Payable

        Chiron has entered into various agreements with a governmental body in Italy for which Chiron may borrow up to 8.6 million Euros ($10.6 million at September 30, 2004) for research purposes. Under these facilities, Chiron has an outstanding balance of 5.1 million Euros ($6.4 million) as of September 30, 2004 with interest rates that range from 2% to 6% and maturities that range from 2010 to 2013.

Note 9—Commitments and Contingencies

        In March 2004, Chiron entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with Chiron's share being 70% and XOMA's share being 30%. Chiron agreed to make an initial payment of $10.0 million, which has been paid as of September 30, 2004, and to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund XOMA's share of development expenses. The collaboration will initially focus on preclinical, process development and scale up work, with a potential Investigative New Drug (IND) filing anticipated early in the collaboration.

        On June 1, 2004, Chiron renewed its lease for a manufacturing facility in Emeryville, California from June 1, 2004 through September 30, 2015 with two 3-year options to renew at the end of the lease term and with a right to cancel the lease as of May 31, 2014 without a cancellation fee. Chiron is obligated to pay approximately $17.5 million up until May 31, 2014.

        Chiron is subject to indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions, Chiron generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Chiron's activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Chiron could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, Chiron has no liabilities recorded for these agreements as of September 30, 2004. Chiron has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

        During the third quarter of 2004, in conducting final internal release procedures for Fluvirin influenza virus vaccine, Chiron's quality systems identified lots that did not meet product sterility specifications. As a result, Chiron determined at that time to delay releasing any Fluvirin doses pending completion of internal investigations. Subsequent to the third quarter, the UK regulatory body, the Medicines and Healthcare products Regulatory Agency (MHRA), sent Chiron a letter prohibiting Chiron from releasing any Fluvirin doses manufactured at its Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that Chiron's manufacturing process did not comply with U.K. good manufacturing practices regulations. In addition to prohibiting release of existing Fluvirin doses, the MHRA letter also suspended Chiron's license to manufacture further influenza virus vaccine in its Liverpool facility for three months. Following its own investigation, the U.S. Food and Drug Administration, or FDA, announced that it would not permit release of any Fluvirin from our Liverpool facility into the United States. The MHRA could extend the license suspension or even make it permanent. Chiron estimates that Fluvirin production must begin by March 2005 in order for Chiron to be able to release the product in September 2005, so any significant extension of the suspension could result in Chiron being unable to release Fluvirin for the 2005-2006 season, which would harm its business and results of operations. Chiron cannot predict with any certainty if or when it will be able to resume production of Fluvirin at its Liverpool facility. In addition, while Chiron is still in the process of assessing the appropriate corrective steps, its remediation efforts could entail additional capital and other expenditures, which could be material. Chiron's inability to supply Fluvirin may also lead to loss of market share. As a result of the license suspension, competitors have announced plans to introduce influenza vaccine products in the United States and are seeking expedited regulatory approval to do so. Even if the license suspension expires, some of Chiron's customers may choose to purchase flu vaccine from other providers as their products become available in the United States. Loss of market share could have a material adverse effect on its business and results of operations. Chiron is subject to investigations and litigation in connection with the events described above. Chiron has received a grand jury subpoena issued by the U.S. Attorney's Office for the Southern District of New York requesting production of certain documents and materials relating to Chiron's influenza virus vaccine and the suspension by the MHRA of Chiron's license. The Securities and Exchange Commission is also conducting an informal inquiry into whether Chiron has violated any federal securities laws. Additional investigations regarding these matters may arise, including Congressional investigations. In addition, Chiron and certain of its officers and directors have also been named as defendants in several putative class action and shareholder derivative lawsuits arising out of these developments. Investigations and litigation could cause Chiron to incur substantial expense, require significant time and attention from Chiron's management and result in civil and/or criminal penalties against Chiron. The results of any such investigations or proceedings could have a material adverse effect on Chiron's consolidated financial position and results of operations or cash flows.

        In addition to the investigations, inquiry and lawsuits related to the recent Fluvirin developments, Chiron is party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, claims of product liability and other issues. While it is possible that an adverse determination of any of such ordinary course matters could have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these ordinary course matters will have a material adverse effect upon Chiron's consolidated financial position and results of operations or cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This 10-Q contains forward-looking statements regarding our expectations, hopes or intentions regarding the future, including statements relating to sales growth, product development initiatives, new product marketing, acquisitions, competition, in- and out-licensing activities and expected cost savings that involve risks and uncertainties and are subject to change. You should read the discussion below in conjunction with Part I, Item 1., "Financial Statements," of this 10-Q and Part II, Items 7., 7A. and 8., "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Financial Statements and Supplementary Data," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2003. The forward-looking statements contained in this 10-Q reflect our current beliefs and expectations on the date of this 10-Q. Actual results, performance or outcomes may differ from current expectations. Many factors could cause actual results, performance and outcomes to differ materially from those expressed or implied by these forward-looking statements. In particular, many factors related to recent developments with respect to our influenza vaccine Fluvirin® could cause actual results, performance or outcomes to differ materially. These include, among other things, (1) uncertainty with respect to our ability to deliver Fluvirin in time for the 2005-2006 or future seasons, (2) possible additional adverse developments with respect to Fluvirin resulting from investigations or discussions with or actions taken or required by applicable regulatory authorities, such as the U.K. Medicines and Healthcare products Regulatory Agency and the U.S. Food and Drug Administration, including further suspension or revocation of our license to manufacture Fluvirin at our Liverpool facility, (3) possible additional adverse developments resulting from discussions with or actions taken or required by other governmental authorities and agencies, such as the U.S. Department of Health and Human Services and the Centers for Disease Control, (4) significant expenses arising out of remediation efforts with respect to our Liverpool facility and in connection with the investigation by the U.S. Attorney's Office for the Southern District of New York, the inquiry by the Securities and Exchange Commission and putative class action and shareholder derivative lawsuits related to the Fluvirin recent developments and (5) additional significant competition in the U.S. influenza vaccines market stemming from the recent developments with respect to Fluvirin. Our actual performance may also differ from current expectations due to the outcome of clinical trials, regulatory review and approvals generally, manufacturing capabilities, intellectual property protections and defenses, stock-price and interest-rate volatility and marketing effectiveness. In particular, there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products or achieve market acceptance for such new products. There can be no assurance that our out-licensing activity will generate significant revenue, or that our in-licensing activities will fully protect us from claims of infringement by third parties. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including stockholder and regulatory approvals and the integration of operations. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, under the caption "Factors That May Affect Future Results" in this 10-Q. We do not undertake an obligation to update the forward-looking information contained in this 10-Q.

Overview

        We are a global pharmaceutical company that participates in three healthcare markets: blood-testing, vaccines and biopharmaceuticals. We are focused on developing products for cancer, which include immune-based therapies, antibodies and novel small molecule anti-cancer agents and infectious disease, which have a range of products spanning all three of our business units. Our revenues consist of product sales, revenues from a joint business contractual arrangement, collaborative agreement revenues, royalty and license fee revenues and other revenues, primarily consisting of contract manufacturing and grant revenues.

        The blood-testing segment consists of an alliance with Gen-Probe and our one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Our alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using transcription-mediated amplification technology to screen donated blood and plasma products for viral infection. Our joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. Through our joint business contractual arrangement with Ortho-Clinical Diagnostics, we sell a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provide supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. The blood-testing segment also earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets.

        The vaccines segment consists of flu vaccines, including Fluvirin® and other flu vaccines, meningococcal vaccines, travel vaccines, which include rabies and tick-borne encephalitis vaccines, Arilvax™ and Dukoral™, and pediatric and other vaccines. We sell these vaccines primarily in the U.S., Germany, Italy and the United Kingdom, as well as in other international markets. Our vaccines segment is also involved in the development of other novel vaccines and vaccination technology. We acquired Fluvirin, Arilvax and Dukoral as part of our July 8, 2003 acquisition of PowderJect Pharmaceutical plc, or PowderJect, a company based in Oxford, England. We accounted for that acquisition under the purchase method of accounting and included PowderJect's operating results in our consolidated operating results beginning July 8, 2003.

        During the third quarter 2004, in conducting final internal release procedures for our Fluvirin influenza virus vaccine, our quality systems identified lots that did not meet product sterility specifications. As a result, we determined at that time to delay releasing any Fluvirin doses pending completion of internal investigations. Subsequent to the third quarter, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent us a letter prohibiting us from releasing any Fluvirin doses manufactured at our Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. In addition to prohibiting release of existing Fluvirin doses, the MHRA letter also suspended our license to manufacture further influenza virus vaccine in our Liverpool facility for three months. Following its own investigation, the U.S. Food and Drug Administration, or FDA, announced that it would not permit release of any Flurivin from our Liverpool facility into the United States. Following our announcements of these events, we were served with a grand jury subpoena issued by the U.S. Attorney's Office for the Southern District of New York requesting production of certain documents and materials relating to our influenza virus vaccine and the suspension by the MHRA of our license. In addition, the Securities and Exchange Commission, or SEC, has informed us that it had opened an informal inquiry to determine whether we have violated certain provisions of the federal securities laws and requesting that we voluntarily provide certain documents and materials, including materials relating to Fluvirin and the suspension of our license to manufacture Fluvirin. We and certain of our officers and directors have also been named as defendants in several putative class action and shareholder derivative lawsuits arising out of these developments.

        These recent developments with respect to Fluvirin had the following immediate impact on our results of operations for the three and nine months ended September 30, 2004:

  •
  we had no sales of Fluvirin during these periods (other than, with respect to the nine months ended September 30, $2.4 million in late 2003-2004 season sales), while Fluvirin sales were $103.3 million for the three and nine months ended September 30, 2003; and

  •
  we wrote-off our entire inventory of Fluvirin, resulting in a $91.3 million charge to cost of sales and a decrease in diluted earnings per share of approximately $0.36 for each of the three and nine months ended September 30, 2004.

        In addition to the above, we do not expect to release any Fluvirin during the fourth quarter of 2004 or for the 2004-2005 flu season and cannot predict with any certainty if or when we will be able to resume production of Fluvirin at our Liverpool facility. We cannot provide any assurances that we will be able to provide Fluvirin for the 2005-2006 season. As a result, we expect that our results of operations for the fourth quarter 2004 will be materially adversely affected by these matters and possibly beyond. If we are unable to provide Fluvirin for the 2005-2006 season or afterward, we may also have to recognize an impairment charge with respect to the goodwill, certain other intangible assets and the Liverpool plant resulting from the PowderJect acquisition and the new flu vaccines manufacturing facility under construction in Liverpool, which could have a material adverse effect on our results of operations. As a result of these developments, if we are able to resume production and distribution of Fluvirin from our Liverpool facility, we may experience loss of market share in the U.S. flu vaccine market as competitors seek to introduce their influenza products into the United States and as governmental authorities and agencies face increased pressure to diversify their sources of flu vaccine and find and approve alternative suppliers of flu vaccine, which could further materially adversely affect our results of operations going forward. We also expect to incur expenses in connection with these Fluvirin matters, which could be material, including in connection with (1) our remediation efforts at our Liverpool facility; and (2) responding to the U.S. Attorney for the Southern District of New York, the SEC, the private lawsuits and other claims and investigations that may arise. For additional information concerning the risks we face as a result of these Fluvirin developments, see "Factors That May Affect Future Results—The recent developments with respect to Fluvirin will harm our business and results of operations." For additional information on the U.S. Attorney's investigation, SEC inquiry and private lawsuits, see Part II, Item 1 of this report on Form 10-Q.

        The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious diseases. Our in-house capabilities span three types of therapeutics, including small molecules, therapeutic proteins and monoclonal antibodies. Our products include TOBI® (tobramycin solution for inhalation) for pseudomonal lung infections in cystic fibrosis patients, Proleukin® (aldesleukin) for cancer (metastatic melanoma and renal cell carcinoma), and Betaseron® (interferon beta-1b) for multiple sclerosis. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany, related to Betaseron® interferon beta-1b. The biopharmaceuticals segment earns royalties on third party sales of several products, including Betaferon® and recombinant insulin and glucagons products and earns license fees for technologies, such as hepatitis C virus-related patents, used by third parties to develop therapeutic products.

        We view certain other revenues and expenses as not belonging to any one segment. As a result, we have aggregated these items into an "Other" segment.

SELECTED CONSOLIDATED FINANCIAL DATA

	Three Months Ended September 30,		Nine Months Ended September 30,		$ Change		% Change
					Three Months	Nine Months	Three Months	Nine Months
	2004	2003	2004	2003
	($ in 000's, except per share data)
Product sales, net	$369,980	$432,674	$946,138	$897,222	$(62,694)	$48,916	(14.5)%	5.5%
Royalty and license fee revenues	111,396	66,237	221,384	186,537	45,159	34,847	68.2%	18.7%
Total revenues	523,967	540,473	1,297,262	1,211,780	(16,506)	85,482	(3.1)%	7.1%
Cost of sales (excludes amortization expense from acquired developed products)	237,622	174,380	495,048	357,389	63,242	137,659	36.3%	38.5%
Research and development	103,000	97,519	301,736	269,564	5,481	32,172	5.6%	11.9%
Selling, general and administrative	114,531	105,818	326,128	259,086	8,713	67,042	8.2%	25.9%
Purchased in-process research and development	9,629	122,700	9,629	122,700	(113,071)	(113,071)	(92.2)%	(92.2)%
Income (loss) from continuing operations	23,948	(20,153)	82,968	102,375	44,101	(19,407)	218.8%	(19.0)%
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.11)	$0.43	$0.54	$0.24	$(0.11)	218.2%	(20.4)%
Gross profit margin	36%	60%	48%	60%

        Income from continuing operations was $23.9 million, or $0.13 per diluted share and loss from continuing operations was $20.2 million or $0.11 per diluted share for the three months ended September 30, 2004 and 2003, respectively. Income from continuing operations was $83.0 million or $0.43 per diluted share and $102.4 million or $0.54 per diluted share for the nine months ended September 30, 2004 and 2003, respectively. Total revenues were $524.0 million and $540.5 million for the three months ended September 30, 2004 and 2003, respectively, and $1.3 billion and $1.2 billion for the nine months ended September 30, 2004 and 2003, respectively. As described above, there were no sales of Fluvirin during the current quarter. Sales of Fluvirin influenza vaccine were $103.3 million for the three months ended September 30, 2003. In addition, as described above, our entire Fluvirin product inventory has been written-off in the third quarter 2004, resulting in a $91.3 million charge to cost of sales. This charge has resulted in an approximate $0.36 decrease in diluted earnings per share for the three and nine months ended September 30, 2004, respectively. The loss from continuing operations for the three months ended September 30, 2003 was driven by a charge for purchased in-process research and development from our acquisition of PowderJect of $122.7 million that was expensed for the three months ended September 30, 2003. This charge for purchased in-process research and development also negatively impacted the nine months ended September 30, 2003. A contractual decline in the Betaseron® royalty rate, described in more detail below, resulted in $11.4 million and $32.7 million declines in total revenues for the three and nine months ended September 30, 2004. Our total revenues were affected by the movement in exchange rates, in particular the movements in the Euro and British Pound against the U.S. dollar. The movement in exchange rates added approximately 2% and 3% to our total revenues for the three and nine months ended September 30, 2004, respectively. However, since our Euro and British Pound denominated expenses have also increased due to the movement in exchange rates, our earnings per share from continuing operations declined $0.05 and $0.07 per diluted share for the three and nine months ended September 30, 2004, respectively, due to higher expenses compared to revenues denominated in Euros and British Pounds.

        For the three months ended September 30, 2004, product sales decreased compared to the three months ended September 30, 2003 as there were no Fluvirin influenza vaccine sales for the current quarter. Product sales increased across our other two business units and with respect to our other vaccine products, in particular our other flu vaccines products, TOBI® tobramycin, Procleix® products, travel vaccines and Betaseron®. For the nine months ended September 30, 2004, product sales increased due to increases in Procleix® products, TOBI®, travel vaccines, Proleukin® and Betaseron®, even though we had no Fluvirin vaccine sales in the current quarter.

        For the three and nine months ended September 30, 2004, royalty and licenses fees increased significantly due to the F. Hoffmann-La Roche (Roche) settlement regarding our HIV patent in the U.S. in the three months ended September 30, 2004. The settlement included a $78.0 million lump sum payment, of which $14.0 million was recognized in the third quarter 2004. In addition, the settlement resulted in $31.8 million of previously deferred royalties and license payments being recognized in the three months ended September 30, 2004. The one time impact of these items from the Roche settlement was an approximate $0.18 increase in diluted earnings per share for the three and nine months ended September 30, 2004, respectively. Also, there was an additional $7.9 million for the three and nine months ended September 30, 2004 due to recognition of a portion of the license fee under our license agreements with the Blood Transfusion Centers of the German Red Cross (German Red Cross) for use of our HIV-1 and hepatitis C virus (HCV) technology.

        The declines in gross profit margins for the three and nine months ended September 30, 2004 as compared with the three and nine months ended September 30, 2003 were primarily due to the write-off of our entire inventory of Fluvirin, resulting in a $91.3 million charge to cost of sales in the third quarter 2004, as well as the fact that there were no Fluvirin vaccine sales in the third quarter 2004. The effect of the Fluvirin charge resulted in a 24% and 9% decrease in our gross margin percentage for the three and nine months ended September 30, 2004.

        Gross profit margins do not include amortization expense from acquired developed products, intangible assets related to business combinations.

        The main components of the increase in research and development expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 include tifacogin, our meningococcal vaccines franchise and our flu cell culture program. These increases were partially offset by the discontinuance of development of tezacitabine and PA-2794.

        The increase in selling general and administrative expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 mainly reflects the timing of our acquisition of PowderJect on July 8, 2003. Selling, general and administrative expenses for the nine months ended September 30, 2004 include nine months of selling, general and administrative expenses from PowderJect while the nine months ended September 30, 2003 included three months of such expenses. Selling, general and administrative expenses increased also due to investment in geographic penetration for our products, marketing programs for our products and defense of our patents and technology.

        The effective tax rate for the three and nine months ended September 30, 2004 was 31.9% and 27.1% respectively, of pretax income from continuing operations, including the charge for purchased in process research and development related to the Sagres acquisition. The effective tax rate for the three and nine months ended September 30, 2003 was 243.6% and 42.3% respectively, of pretax income from continuing operations including the charge for purchased in-process research and development related to the PowderJect acquisition. The charges for the purchased in-process research and development in 2003 and 2004 are not tax deductible. The effective tax rate for the three and nine months ended September 30, 2004 and 2003 was 25% of pretax income from continuing operations, after excluding the impact of the purchased in-process research and development charges. The effective tax rate may be affected in future periods by changes in management's estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

Critical Accounting Policies and the Use of Estimates

        Our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements are the same as those described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Chiron's Annual Report on Form 10-K for the year ended December 31, 2003, except for additional discussion in the following two paragraphs.

        Purchased in-process research and development—We allocate the purchase price of acquisitions based on the fair value of the assets acquired and liabilities assumed. To assist in determining the value of the in-process research and development and certain other intangibles, a third party valuation is typically obtained as of the acquisition date if the acquisition is significant. We generally use the income approach to value in-process research and development. The income approach is based on the premise that the value of a security or asset is the present value of the future earning capacity that is available for distribution to the subject investors in the security or asset. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we probability adjust the revenue and expense forecasts to reflect the risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the fair value assigned to the in-process research and development is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available. On July 2, 2004, we acquired Sagres Discovery and accounted for the acquisition as an asset purchase. We allocated the purchase price based on fair value of the assets acquired and liabilities assumed. We allocated $9.6 million of the purchase price to purchased in-process research and development, which we charged to operations in the third quarter 2004. We do not anticipate that there will be any alternative future use for the purchased in-process research and development. On July 8, 2003, we acquired PowderJect and accounted for the acquisition using the purchase method of accounting. We allocated the purchase price based on fair value of the assets acquired and liabilities assumed. We allocated $122.7 million of the purchase price to purchased in-process research and development, which we charged to operations for the nine months ended September 30, 2003. In the fourth quarter of 2003, upon completion of strategic assessments of the value of certain research and development projects, we revised the allocation of a portion of the purchase price resulting in a $77.4 million decrease to purchased in-process research and development which we credited to operations and which was offset against goodwill. We do not anticipate that there will be any alternative future use for the purchased in-process research and development. In valuing the purchased in-process research and development, we used probability-of-success-adjusted cash flow and a 14% discount rate. Cash flows from projects including those related to (i) certain travel vaccines and (ii) vaccines for allergies were assumed to commence between 2004 and 2012.

        Product returns and rebates—We have extensive historical information on returns and rebates for our products. Historical information with respect to actual product returns and rebates is the primary factor assessed in estimating product returns and rebates allowances. In determining the allowance for product returns, we primarily use one of the following methodologies depending on the product: (i) we match the actual returns to the actual sale on a product-by-product basis to assess the historical trend for returns, and based on an analysis of the historical trend, the appropriate return percentage for the current period is then applied to current period sales to arrive at the product returns charge against revenue for the period or (ii) for seasonal products we analyze our actual returns over the previous seasons to arrive at the average actual returns percentage, which is then applied to the current season's sales to arrive at the charge against revenue for the current period. In estimating rebates, we use historical trends to analyze rebates against revenue on a product-by-product basis to arrive at an expected rebate percentage. This expected rebate percentage is applied to current period sales to arrive at the rebates expense for the period. If actual product returns and rebates are greater than our estimates, additional product return and rebates accruals may be required. If actual product returns and rebates are less than our estimates, we may have to reverse certain accruals.

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

        Our blood-testing segment includes in part our one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Our joint business arrangement with Ortho-Clinical Diagnostics is a contractual arrangement and is not a separate and distinct legal entity. Through our joint business contractual arrangement with Ortho-Clinical Diagnostics, we sell a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provide supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. Prior to the first quarter of 2003, we accounted for revenues relating to non-U.S. affiliate sales on a one-quarter lag, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. affiliate sales of our joint business contractual arrangement became available for the three months ended March 31, 2003, and as a result, we are able to recognize revenues relating to non-U.S. affiliate sales on a one-month lag. The effect of this change, net of tax, was an increase to net income by $3.2 million for revenues from the joint business arrangement for the nine months ended September 30, 2003.

Results of Operations

Blood-testing

	Three Months Ended September 30,		Nine Months Ended September 30,		$ Change		% Change
					Three Months	Nine Months	Three Months	Nine Months
	2004	2003	2004	2003
	($ in 000's, except percentages)
Product sales, net:
Procleix®	$63,629	$53,663	$186,104	$141,767	$9,966	$44,337	18.6%	31.3%
Ortho-clinical Diagnostics	7,098	6,235	19,940	19,766	863	174	13.8%	0.9%

	70,727	59,898	206,044	161,533	10,829	44,511	18.1%	27.6%
Revenue from joint business arrangement	34,017	26,058	92,910	79,985	7,959	12,925	30.5%	16.2%
Collaborative agreement revenues	1,616	2,103	6,005	6,393	(487)	(388)	(23.2)%	(6.1)%
Royalty and license fee revenues	34,115	20,576	66,817	59,372	13,539	7,445	65.8%	12.5%
Other revenues	243	—	673	—	243	673	100.0%	100.0%

Total blood-testing revenues	$140,718	$108,635	$372,449	$307,283	$32,083	$65,166	29.5%	21.2%

Gross profit margin	43%	40%	42%	42%
Research and development	$8,387	$5,947	$19,754	$16,731	$2,440	$3,023	41.0%	18.1%
Selling, general and administrative	$11,077	$9,661	$30,657	$27,217	$1,416	$3,440	14.7%	12.6%

Product sales

        Procleix®    On February 27, 2002, the U.S. Food and Drug Administration approved the Procleix® HIV-1/ HCV Assay. We have marketed the Procleix® HIV-1/HCV Assay in Europe since 1999. On January 15, 2004, the Procleix® Ultrio™ HIV-1/HCV/HBV Assay received European CE marking for use on the semi-automated eSAS system. Under a collaboration agreement with Gen-Probe, we market and sell the Procleix® HIV-1/ HCV Assay, the Procleix Ultrio Assay and the related instrument system. In addition to selling directly in the U.S., we also sell in various European and Asia / Pacific markets, directly and through distributors. We record revenue based upon the reported results obtained from the customer from the use of assays to screen donations or upon sale and delivery of the assays, depending on the underlying contract. In the case of equipment sales or leases, we record revenue upon the sale and transfer of the title of the instrument or ratably over the life of the lease term, respectively. For provision of service on the instruments, we recognize revenue ratably over the life of the service agreement.

        The increase in product sales for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to $5.6 million from continued penetration into several markets abroad and $4.3 million from the U.S. market primarily due to market share gains in the U.S. for the Procleix® HIV-1/ HCV Assay. The increase in product sales for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to (i) $19.2 million for the introduction of the West Nile virus assay on an investigational-use basis in the U.S. in March 2003, (ii) $15.3 million for the continued penetration into several markets abroad and (iii) $9.5 million for market share gains in the U.S. for the Procleix® HIV-1/ HCV Assay.

        Revenue from joint business arrangement    The increase in revenue from joint business arrangement for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to $6.8 million for an increase in royalties. The increase in revenue from joint business arrangement for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to (i) $8.0 million for an increase in royalties and (ii) $7.6 million for higher profits from Ortho-Clinical Diagnostics' U.S. operations and foreign affiliates. These increases were partially offset by a one-time benefit of $4.3 million for the three months ended March 31, 2003 due to a change in estimate from a three-month lag to a one-month lag relating to non-U.S. affiliate sales.

        Collaborative agreement revenues    Collaborative agreement revenues tend to fluctuate based on the amount and timing of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative agreement revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative agreement revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners.

        Royalty and license fee revenues    Our blood-testing segment earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus and HIV-related patents, for use in the blood screening and plasma fractionation markets. Our blood-testing segment also earns license fees related to our hepatitis C virus and HIV-related patents for technologies used by third parties to develop products for use in the blood screening and plasma fractionation markets. The increases in royalty and license fee revenues for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 were primarily due to (i) $10.1 million for the Roche settlement, as described below and (ii) $7.9 million due to recognition of a portion of the license fee under our license agreements with the German Red Cross for the use of our HIV-1 and hepatitis C virus (HCV) technology for use in molecular probe "home brew" blood screening. The increases were partially offset by a $4.0 million one-time payment relating to back royalties, which was recognized in the three months ended September 30, 2003, and was estimated under an agreement with Roche relating to back royalties. In addition, the nine months ended September 30, 2003 included a $7.0 million license fee from Baxter A.G. related to our hepatitis C virus and HIV technology for use in the plasma fractionation market.

        German Red Cross Settlement    We have granted a non-exclusive license to the German Red Cross for use of our HIV-1 and hepatitis C virus (HCV) technology for use in molecular probe "home brew" blood screening through 2008, for a total license fee payment of $22.8 million. Of this license fee payment, $7.9 million was recognized as royalty and license fee revenues in the current quarter, as discussed above, and the remaining balance is expected to be recognized through 2008, as the cancellation privilege in the related agreements expires. In addition, the German Red Cross has the option to license our patents beyond 2008 upon payment of an additional fee. The licensing terms also cover potential past infringements.

        Roche settlement    In October 2000, we entered into three license agreements with Roche and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostic products. See "Other—Royalty and license fee revenues" below. The third agreement for blood screening was superseded in May 2001 by two new agreements, one for each of hepatitis C virus and HIV.

        An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. As permitted under the terms of its licensing agreement, Roche decided to institute arbitration proceedings in regard to the application of the U.S. patent. Our blood-testing segment had deferred recognition of royalties received and royalties accrued under the patent until the resolution of this dispute. On September 10, 2004, we reached a settlement agreement with Roche. Under the terms of the settlement agreement royalties received prior to March 31, 2004 became non-refundable. For discussion regarding the impact of this settlement on our in vitro diagnostics products, see "Other—Royalty and license fee revenue"

below. Accordingly, for the three months ended September 30, 2004, our blood-testing segment recognized revenue of $5.5 million for royalties up until June 30, 2004, which had previously been deferred. Also under the settlement agreement, in the first quarter of 2005, we are entitled to receive a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0. The amount of the refund available decreases in equal quarterly increments over the eight quarters of 2005 and 2006. As such, we expect to recognize $64.0 million of the payment as revenue over those eight quarters. This revenue will be split between our blood-testing segment and our other segment. The remaining $14.0 million is nonrefundable and was recognized as revenue for the three months ended September 30, 2004, of which, $9.3 million has been recognized as revenue in our other segment and $4.7 million has been recognized as revenue in our blood-testing segment.

        The one time impact on revenues for the three and nine months ended September 30, 2004 from these items from the September 10, 2004 settlement with Roche is summarized under "Other—Royalty and license fee revenues" below.

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

        Gross profit margin    Gross profit margin increased for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 due to a positive impact by an adjustment to cost of goods sold pursuant to our collaboration agreement with Gen-Probe. The blood-testing gross profit margin benefited from an amendment in November 2003 to the worldwide blood screening collaboration agreement between Chiron and Gen-Probe in order to adopt permanent, fixed revenue shares for each party. Effective January 1, 2004, Gen-Probe's share was set at 45.75% of net revenues for assays, which include a test for the hepatitis C virus. For commercial assays, which do not test for hepatitis C virus, such as the West Nile test, the agreement remains unchanged with each party retaining 50% of the net revenues after deduction of specified expenses.

        Blood-testing gross profit margin may fluctuate in future periods as the blood-testing product and customer mix changes.

        Research and development    The increases in research and development expenses for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 were primarily due to (i) $1.0 million related to acquisition of in-process technologies, focused primarily on research into variant Creutzfeldt-Jakob disease (vCJD) and (ii) the remainder of the increase is driven by the continued development of nucleic acid testing products.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    The increases in selling, general and administrative expenses for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 were primarily due to (i) $0.6 million from the geographic expansion of our customer base for the Procleix® HIV-1/HCV Assay particularly in Latin America and Asia markets and (ii) $0.5 million from the support and pre-launch costs associated with TIGRIS, a fully automated testing system. The increases in selling, general and administrative expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 were primarily due to (i) $1.6 million from the geographic expansion of our customer base for the Procleix® HIV-1/HCV Assay particularly in Latin America and Asia markets and (ii) $0.9 million from the support and pre-launch costs associated with TIGRIS, a fully automated testing system.

        We expect continued growth in selling, general and administrative expenses related to nucleic acid testing technology and products as our sales opportunities expand in new markets through anticipated additional nucleic acid testing adoption.

Vaccines

	Three Months Ended September 30,		Nine Months Ended September 30,		$ Change		% Change
	2004	2003	2004	2003	Three Months	Nine Months	Three Months	Nine Months
	($ in 000's, except percentages)
Product sales, net:
Flu vaccines:
Other Flu vaccines	$93,486	$79,960	$106,953	$87,996	$13,526	$18,957	16.9%	21.5%
Fluvirin	—	103,290	2,445	103,290	(103,290)	(100,845)	(100.0)%	(97.6)%

Flu vaccines	93,486	183,250	109,398	191,286	(89,764)	(81,888)	(49.0)%	(42.8)%
Meningococcus vaccines	8,865	10,642	18,430	31,876	(1,777)	(13,446)	(16.7)%	(42.2)%
Travel vaccines	20,865	11,229	84,007	59,981	9,636	24,026	85.8%	40.1%
Pediatric and other vaccines	44,491	57,598	143,292	133,537	(13,107)	9,755	(22.8)%	7.3%

	167,707	262,719	355,127	416,680	(95,012)	(61,553)	(36.2)%	(14.8)%
Collaborative agreement revenues	2,230	4,349	7,410	4,516	(2,119)	2,894	(48.7)%	64.1%
Royalty and license fee revenues	1,213	3,023	3,888	9,550	(1,810)	(5,662)	(59.9)%	(59.3)%
Other revenues	3,006	2,679	12,563	8,688	327	3,875	12.2%	44.6%

Total Vaccines revenues	$174,156	$272,770	$378,988	$439,434	$(98,614)	$(60,446)	(36.2)%	(13.8)%

Gross profit margin	8%	58%	24%	56%
Research and development	$30,985	$35,298	$97,313	$82,693	$(4,313)	$14,620	(12.2)%	17.7%
Selling, general and administrative	$44,806	$43,419	$119,696	$90,240	$1,387	$29,456	3.2%	32.6%
Amortization expense	$14,326	$13,604	$44,352	$16,497	$722	$27,855	5.3%	168.8%

        Product sales    We sell flu, meningococcal, travel, pediatric, and other vaccines in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets.

        Flu vaccines    As described above under "Overview," as a result of recent developments with respect to Fluvirin, we had no Fluvirin sales in the three or nine months ended September 30, 2004 (other than, with respect to the nine months ended September 30, $2.4 million in late 2003-2004 season sales). Sales of Fluvirin influenza vaccine were $103.3 million for the three and nine months ended September 30, 2003. Sales of our remaining flu vaccines increased in the three and nine months ended September 30, 2004 as compared with the three and nine months ended September 30, 2003 primarily due to approximately $5.1 million for the favorable movement in the Euro to U.S. Dollar exchange rate as well as price increases.

        Meningococcus vaccines    The decrease in meningococcus vaccines sales for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily due to a reduction of $8.0 million in sales of Menjugate® product due to the timing of outbreaks and vaccination programs in various countries and increased competition for tender sales. This decrease was partially offset by sales in 2004 of $6.2 million of MeNZB™ meningococcal B vaccine to the Ministry of Health in New Zealand. The decrease in meningococcus vaccines sales for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily due to a reduction of $19.6 million in sales of Menjugate® product due to the timing of outbreaks and vaccination programs in various countries and increased competition for tender sales of certain meningococcus vaccines, which was partially offset by the $6.2 million MeNZB™ sales in 2004 to the Ministry of Health in New Zealand.

        Travel vaccines    The increase in travel vaccines sales for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to (i) $5.4 million driven by increased demand for our rabies vaccines in the U.S., primarily due to a product recall from a competitor and (ii) $2.6 million driven by increased late seasonal sales of our tick-borne encephalitis vaccines, which is typically sold in the first half of the year. The increase in travel vaccines sales for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to (i) increased demand for our rabies vaccines in the U.S., primarily due to a product recall from a competitor and increased demand for our rabies vaccines in Europe and Asia, in the amount of $12.9 million and (ii) additional sales of travel vaccine products in the amount of $5.1 million reflecting the fact that the nine months ended September 30, 2003 represented only approximately one quarter's worth of sales of certain travel vaccines acquired as part of the PowderJect acquisition.

        Pediatric and other vaccines    Sales of our pediatric and other vaccines decreased for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 primarily due to (i) a reduction of $7.2 million due to the planned divestiture of certain vaccines operations in Sweden in the second quarter 2004 acquired via our acquisition of PowderJect and (ii) a reduction of $2.9 million due to the timing of tender sales for our diphtheria, tetanus and pertussis vaccines. Sales of our pediatric and other vaccines increased for the nine months ended September 30, 2004 as compared with nine months September 30, 2003 primarily due to an additional $12.6 million related to the timing of tender sales for our polio vaccines and diphtheria, tetanus and pertussis vaccines, offset partially by $4.5 million due to the timing of tender sales for our measles, mumps and rubella vaccines.

        Certain of our vaccine products are seasonal, particularly our flu vaccines, which have higher sales primarily in the second half of the year. Certain of our vaccines require regulatory approval for production or sale of the product and sales may fluctuate depending on these regulatory approvals. Due to the Fluvirin recent developments described above, we expect no sales of Fluvirin influenza vaccine for the 2004-2005 season. There can be no assurance that we will resume manufacturing or sale of Fluvirin for the 2005-2006 season or future seasons. In addition, we expect Menjugate® sales to continue to fluctuate as public health authorities consider adoption of broad vaccination programs and competitive pressures continue to increase.

        We expect competitive pressures related to our Menjugate® product to continue into the future. In addition, we expect increased competition for our flu vaccines business in the future.

        Collaborative agreement revenues    We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Collaborative agreement revenues for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 decreased primarily due to lower milestone payments related to an agreement to supply MeNZB™ meningococcal B vaccine to the Ministry of Health in New Zealand. Collaborative agreement revenues for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 increased primarily due to (i) $1.5 million due to higher milestone payments related to an agreement to supply MeNZB™ meningococcal B vaccine to the Ministry of Health in New Zealand and (ii) $1.4 million due to increased collaborative agreement revenues following our acquisition of PowderJect.

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

        GlaxoSmithKline    An agreement with GlaxoSmithKline plc provides for royalties on sales of certain vaccine products. Under this agreement, royalties were $0.8 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively. Royalties were $2.1 million and $5.2 million for the nine months ended September 30, 2004 and 2003, respectively. These decreases were primarily due to the expiration of various patents under this agreement.

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

  Other revenues

        Grant and contract revenues    Our vaccines segment other revenues included grant and contract revenues of $10.2 million and $6.9 million for the nine months ended September 30, 2004 and 2003, respectively. We have entered into a series of agreements with the U.S. National Institutes of Health to advance our HIV vaccine program into human clinical trials. We recognized grant and contract revenues under these arrangements of $6.8 million and $6.1 million for the nine months ended September 30, 2004 and 2003, respectively.

        The balance of other revenues consisted of various other agreements, which individually were not material.

        Other revenues recognized in our vaccines segment may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues.

        Gross profit margin    Gross profit margin declined for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 due to (i) the fact that there were no sales of Fluvirin in the third quarter of 2004 and (ii) a $91.3 million charge to cost of sales resulting from the write-off of our entire inventory of Fluvirin. Each of these matters is described in more detail under "Overview." Gross profit margin for the three months ended September 30, 2004 benefited from higher prices of our other flu vaccines products and increased sales of our rabies vaccine in the U.S. market. Gross profit margin decreased for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 primarily due to the Fluvirin matters described above. Gross profit margin was also negatively impacted by reduced sales and margins of the Menjugate® product. These decreases were offset by higher prices of our other flu vaccines products and increased sales of our rabies vaccine in the U.S. market.

        Vaccines gross profit margin does not include amortization expense from acquired developed products, intangible assets related to business combinations. Such amortization expense is included in the caption 'amortization expense' discussed below.

        Vaccines gross profit margin may fluctuate significantly in future periods due to product and customer mix, seasonality and ordering patterns, production yields, regulatory approvals and competitive pressures.

        Research and development    The decrease in research and development expenses for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was due to the planned divestiture of certain research operations, associated with our acquisition of PowderJect, in Madison, Wisconsin and Oxford, England during the second quarter of 2004. Research and development expense associated with these operations was approximately $6.3 million for the three months ended September 30, 2003. The increase in research and development expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily due to the advancement of several programs in our meningococcal franchise (an additional $6.1 million) and flu cell culture (an additional $5.8 million).

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    The increase in selling, general and administrative expenses for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was due to (i) an additional $2.9 million from ongoing sales and marketing programs, (ii) $2.9 million for headcount additions, (iii) $1.1 million due to the movement in the Euro and British pound to U.S. Dollar exchange rate and (iv) other increases of $1.8 million, partially offset by a decline in PowderJect integration costs of $5.3 million and savings of $2.0 million from the second quarter 2004 divestiture of certain PowderJect operations. The increase in selling, general and administrative expenses for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily related to additional expenses of $10.1 million attributable to our third quarter 2003 PowderJect acquisition. The remaining increase in selling, general and administrative resulted from $5.1million associated with ongoing sales and marketing programs, $12.8 million for headcount additions and other increases of $2.1 million. These increases were partially offset by savings of $0.6 million from the second quarter 2004 divestiture of certain PowderJect operations.

        Amortization expense    The increase in amortization expense for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 primarily related to the intangible assets acquired following our third quarter 2003 PowderJect acquisition.

Biopharmaceuticals

	Three Months Ended September 30,		Nine Months Ended September 30,		$ Change		% Change
	2004	2003	2004	2003	Three Months	Nine Months	Three Months	Nine Months
	($ in 000's, except percentages)
Product sales, net:
Betaseron®	$35,171	$29,010	$96,933	$88,788	$6,161	$8,145	21.2%	9.2%
TOBI®	55,734	43,022	159,600	122,740	12,712	36,860	29.5%	30.0%
Proleukin®	31,739	29,859	98,664	85,223	1,880	13,441	6.3%	15.8%
Other	8,902	8,166	29,770	22,258	736	7,512	9.0%	33.7%

	131,546	110,057	384,967	319,009	21,489	65,958	19.5%	20.7%
Collaborative agreement revenues	278	1,364	1,052	4,645	(1,086)	(3,593)	(79.6)%	(77.4)%
Royalty and license fee revenues	15,412	23,523	47,892	62,098	(8,111)	(14,206)	(34.5)%	(22.9)%
Other revenues	1,201	5,009	9,127	23,794	(3,808)	(14,667)	(76.0)%	(61.6)%

Total Biopharmaceutical revenues	$148,437	$139,953	$443,038	$409,546	$8,484	$33,492	6.1%	8.2%

Gross profit margin	67%	74%	72%	75%
Research and development	$63,252	$56,089	$183,627	$169,827	$7,163	$13,800	12.8%	8.1%
Selling, general and administrative	$33,322	$29,818	$98,496	$84,723	$3,504	$13,773	11.8%	16.3%
Amortization expense	$6,240	$6,217	$18,725	$18,638	$23	$87	0.4%	0.5%

        Product sales    Biopharmaceutical product sales in 2004 and 2003 consisted principally of Betaseron®, TOBI® and Proleukin®.

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

        The increase in Betaseron® product sales for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 primarily related to an additional (i) $9.5 million from inventory ordering patterns and (ii) $1.8 million from patient demand attributed to key marketing programs. These increases were partially offset by a $6.3 million reduction due to a decline in the royalty rate by five percentage points pursuant to our contractual agreement with Schering. The increase in Betaseron® product sales for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily related to an additional (i) $7.5 million from inventory ordering patterns, (ii) $6.4 million from price increases, (iii) $6.3 million from increased patient demand attributed to key marketing programs, (iv) $2.7 million from increased sales of clinical materials and (iv) $2.3 million from the benefit of foreign exchange rates. These increases were partially offset by a $17.1 million reduction due to a decline in the royalty rate by five percentage points pursuant to our contractual agreement with Schering.

        TOBI® tobramycin    We sell TOBI® directly in the U.S. and certain international markets. The increase in sales for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily due to an additional (i) $4.7 million due to increased patient demand in the U.S., (ii) $4.3 million due to wholesaler ordering patterns, (iii) $2.1 million due to price increases and (iv) $1.3 million due to the benefit of the movement in the Euro to U.S. Dollar exchange rate. The increase in sales for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily due to an additional (i) $11.9 million due to wholesaler ordering patterns, (ii) $8.8 million due to increased patient demand in the U.S, (iii) $6.4 million due to price increases and (iv) $4.9 million due to favorable movement in the Euro to U.S. Dollar exchange rate.

        Proleukin® (aldesleukin)    The increase in sales for Proleukin (aldesleukin) for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to price increases. The increase in sales for Proleukin (aldesleukin) for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to an additional (i) $6.3 million due to wholesaler ordering patterns, (ii) $3.7 million from price increases and (iii) $2.3 million due to favorable movement in the Euro to U.S. Dollar exchange rate, partially offset by a $1.2 million reduction due to a decline in patient demand.

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

        The decrease in Betaferon® royalties for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to the reduction in the royalty rate of five percentage points ($5.1 million), pursuant to our contractual agreement with Schering, partially offset by (i) $1.6 million due to an increase in demand and (ii) $1.0 million due to favorable movement in the Euro to U.S. Dollar exchange rate.

        The decrease for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to the reduction in the royalty rate of five percentage points ($15.5 million), pursuant to our contractual agreement with Schering, partially offset by (i) $4.5 million due to an increase in demand and (ii) $3.9 million due to favorable movement in the Euro to U.S. Dollar exchange rate.

        We began supplying Betaferon®, which was previously supplied by Boehringer Ingelheim, to Schering in the fourth quarter 2002 for certain additional European markets. This resulted in a shift of revenue recognized under this agreement to product sales, with a decrease in royalty revenues, beginning in the fourth quarter 2002. In 2003, Schering extended its supply agreement with Boehringer Ingelheim through 2008. The magnitude of the shift of revenue in the future will be contingent on our production capacity, Schering's minimum purchase commitment under the extended supply agreement with Boehringer Ingelheim and market demand. The shift to product sales is expected to increase over the next three years. Future Betaferon® royalties will be influenced by demand, price changes and foreign currency exchange rates.

        Novo Nordisk    We earn royalty revenues on insulin and glucagon product sales by Novo Nordisk AS. Royalties were $1.0 million for the three months ended September 30, 2004 as compared with $2.3 million for the three months ended September 30, 2003 and $3.4 million for the nine months ended September 30, 2004 as compared with $6.2 million for the nine months ended September 30, 2003. The decreases were due to the expiration of patents beginning in late 2003 related to the production of insulin and glucagons.

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

  Other revenues

        Contract manufacturing revenues    Our biopharmaceuticals segment recognized contract manufacturing revenues of $1.1 million and $4.7 million for the three months ended September 30, 2004 and 2003, respectively, and $8.6 million and $7.8 million for the nine months ended September 30, 2004 and 2003, respectively. The fluctuation resulted from the level of activity and the timing of contract manufacturing activities.

        Biogen and Serono settlements    As a result of a favorable federal court decision and prior agreements between Chiron and AG's U.S. subsidiary, Berlex Laboratories, and Berlex and Biogen, Biogen was required to make a settlement payment to Schering. In accordance with an earlier contract between Chiron and Berlex, we recognized approximately $13.0 million as revenue during the nine months ended September 30, 2003, which represented our share of this settlement payment. In addition, there was a similar settlement between Berlex and Serono, S.A. of which we recognized approximately $1.4 million during the nine months ended September 30, 2003.

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

        Gross profit margin    The decreases in gross profit margin for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 were primarily due to the contractual change in the royalty rate related to the sale of Betaseron® and the increased costs associated with the pre-filled diluent syringe for Betaseron®.

        Biopharmaceutical gross profit margin does not include amortization expense from acquired developed products, intangible assets related to business combinations. Such amortization expense is included in the caption "amortization expense'.

        Biopharmaceutical gross profit margin may fluctuate significantly in future periods due to production yields, increased cost to produce the Betaseron® pre-filled diluent syringe, the decline in Betaseron® product sales, based on a percentage of sales by Schering, which decreased by five percentage points pursuant to our contractual agreement with Schering and as the biopharmaceutical product and customer mix changes.

        Research and development    The increase in research and development costs for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily the result of activities related to the development of tifacogin, as discussed below.

        The increase in research and development costs for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily the result of activities related to the development of tifacogin, as discussed below, (an additional $28.1 million). These increases were partially offset by (i) a reduction of $9.0 million due to the discontinuance of development of tezacitabine in the first quarter of 2004 based on an analysis of the data from a Phase II trial in patients with gastroesophageal cancer and a decline of $8.4 million in spending due to discontinuance of development of PA-2794.

        In the fourth quarter 2002, we reached an agreement in principle to transfer responsibility for the SILCAAT trial, a Phase III study for recombinant human interleukin-2 (IL-2, aldesleukin), to the National Institutes Allergy and Infectious Disease (NIAID) and the University of Minnesota. Responsibility for the SILCAAT study was transferred to NIAID and University of Minnesota effective February 14, 2003. Our research and development expenses related to the SILCAAT trial have decreased for the three and nine months ended September 30, 2004 as a result of the transfer. Under the agreement, we are obligated to fund a maximum of $18.0 million over the lifetime of the trial and to supply clinical materials and certain other support services of which $12.0 million has been paid through September 30, 2004.

        In October 2003, we acquired all of Pfizer, Inc.'s, formerly Pharmacia Corporation's, interest in tifacogin, in return for which Pfizer will receive royalties on future sales of tifacogin. In the second quarter 2004, we began enrolling patients in our Phase III trial for tifacogin as a treatment for patients with severe community-acquired pneumonia.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

        Selling, general, and administrative    The increase in selling, general and administrative expenses for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to $1.5 million for programs and headcount in support of TOBI® and $ 1.0 million for the Euro to U.S. Dollar exchange rate fluctuation. The increase for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to (i) $ 3.3 million for the Euro to U.S. Dollar exchange rate fluctuation, (ii) $2.3 million for increased expenses for programs and headcount in support of TOBI and (iii) $2.3 million for expenses to enhance business processes.

Other

	Three Months Ended September 30,		Nine Months Ended September 30,		$ Change		% Change
					Three Months	Nine Months	Three Months	Nine Months
	2004	2003	2004	2003
	($ in 000's, except percentages)
Royalty and license fee revenues	$60,656	$19,115	$102,787	$55,517	$41,541	$47,270	217.3%	85.1%
Selling, general and administrative	25,326	22,920	77,279	56,906	2,406	20,373	10.5%	35.8%
Interest expense	7,063	6,222	19,440	12,523	841	6,917	13.5%	55.2%
Interest and other income, net	5,369	5,239	41,252	31,170	130	10,082	2.5%	32.3%

        Royalty and license fee revenues    Our other segment earns royalties on third party sales of, and license fees on, several products. The majority of royalty and license fee revenues related to the use of our hepatitis C virus and HIV-related patents for diagnostic testing purposes by various third parties.

        Roche settlement    In October 2000, we entered into three license agreements with Roche and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for use of our hepatitis C virus and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostics products. The third agreement relates to blood screening. See "Blood Testing—Royalty and license fee revenues" above for more information on these agreements.

        Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable ratably through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to Roche's use of our hepatitis C virus-related patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to Roche's use of our hepatitis C virus-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001. Royalty revenues increased for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, by $4.6 million and 13.3%.

        The HIV agreement also provides for royalties on future sales related to Roche's use of our HIV-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld our HIV-related patent. Royalty revenues recognized under this agreement increased by $37.4 million for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003, and $37.8 million for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. These increases are mainly due to a settlement agreement with Roche, described in more detail below, in which we recognized revenues for a license fee, deferred royalties and a portion of a nonrefundable royalty payment.

        An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. The issuance of the patent triggered a milestone payment to us of $10.0 million from Roche, which was received in April 2003. As permitted under the terms of its licensing agreement, Roche decided to institute arbitration proceedings in regard to the application of the U.S. patent. We had deferred recognition of the $10.0 million milestone payment, interest, royalties received and royalties accrued under the patent until the resolution of this dispute. On September 10, 2004, we reached a settlement agreement with Roche. Under the terms of the settlement agreement, the milestone payment along with any royalties received prior to March 31, 2004 became non-refundable. Accordingly, for the three months ended September 30, 2004, we have recognized $10.0 million in license fees and $21.8 million in royalties up until June 30, 2004, which had previously been deferred, of which $16.3 million has been recognized as revenue in our other segment and $5.5 million has been recognized as revenue in our blood testing segment. We also recognized $0.8 million in interest on the license fee. Also under the settlement agreement, in the first quarter of 2005, we are entitled to receive a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0 million. The amount of the refund available decreases in equal quarterly increments over the eight quarters of 2005 and 2006. As such, Chiron expects to recognize $64.0 million of the payment as revenue over those eight quarters. The remaining $14.0 million is nonrefundable and was recognized as revenue for the three months ended September 30, 2004, of which, $9.3 million has been recognized as revenue in our other segment and $4.7 million has been recognized as revenue in our blood testing segment.

        The one time impact on revenues for the three and nine months ended September 30, 2004 from these items from the September 10, 2004 settlement with Roche is summarized below (in thousands).

	Other Segment	Blood-testing Segment	Total
Deferred revenues recognized	$16,313	$5,453	$21,766
Deferred license fee recognized	10,000	—	10,000
Non-refundable portion of Roche settlement	9,333	4,667	14,000

Total one time royalty and license fee revenue	$35,646	$10,120	$45,766

        Currently, the applicable issued hepatitis C virus-related patents expire in 2015 for the U.S. and in 2010 for Europe. Currently, the applicable issued HIV-related patent in Europe expires in 2005.

        Roche PCR agreement    For the three and nine months ended September 30, 2004, we recognized a $3.0 million settlement with Roche regarding a July 1991 agreement between Roche and Cetus Corporation (a company acquired by us) under which we received royalties on sales of polymerase chain reaction products and services sold by Roche and its licensees. Roche's royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter of 2000.

        Bayer    A cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer Corporation. Royalties were consistent for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003. Royalties increased $1.2 million for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003.

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

        Selling, general, and administrative    The increase in selling, general and administrative expenses for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to an increase in litigation costs of $4.1 million related to the defense of our patents and technology and an increase in information systems costs of $1.8 million, offset by a $3.5 million reduction in employee related expenses. The increase in selling, general and administrative expenses for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to an increase in litigation costs of $8.4 million related to the defense of our patents and technology, an increase in facility related costs of $7.1 million, an increase in information systems costs of $3.5 million, and an increase in corporate governance costs of $1.7 million, partially offset by lower employee related expenses of $1.8 million.

        Interest expense    The increase in interest expense for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily related to the effect of nine months versus two months of interest expense recognized on the $500.0 million convertible debentures that were issued on July 30, 2003. The interest expense on the LYONs decreased significantly when the majority of the LYONs were put to us in June 2004. However, interest expense increased due to interest on the $385.0 million convertible debentures that were issued on June 22, 2004.

        Interest and other income, net    Interest and other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. We recognized interest income of $6.6 million and $5.4 million for the three months ended September 30, 2004 and 2003, respectively, and $17.5 million and $18.7 million for the nine months ended September 30, 2004 and 2003, respectively. Interest income varied due to the fluctuating cash balances from the acquisition of PowderJect and the retirement and issuance of long-term debt.

        We recognized gains of $1.0 million and $0.0 million for the three months ended September 30, 2004 and 2003, respectively, and $25.0 million and $9.4 million for the nine months ended September 30, 2004 and 2003, respectively, related to the sale of certain equity securities.

        On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein's gross profit, through 2003. We received $3.5 million for 2003 and $2.0 million for 2002 during the nine months ended September 30, 2004 and 2003, respectively.

        There were no losses attributable to impairment of equity securities for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2004, we recognized losses attributable to the impairment of certain equity securities of $1.4 million.

        Income taxes    The effective tax rate for the three and nine months ended September 30, 2004 was 31.9% and 27.1% respectively, of pretax income from continuing operations, including the charge for purchased in-process research and development related to the Sagres acquisition. The effective tax rate for the three and nine months ended September 30, 2003 was 243.6% and 42.3% respectively, of pretax income from continuing operations, including the charge for purchased in-process research and development related to the PowderJect acquisition. The charges for the purchased in-process research and development in 2003 and 2004 are not tax deductible. The effective tax rate for the three and nine months ended September 30, 2004 and 2003 was 25% of pretax income from continuing operations, after excluding the impact of the purchased in-process research and development charges. The effective tax rate may be affected in future periods by changes in management's estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

        Management believes the acquisition of PowderJect may cause an increase in the future effective tax rate and is in the process of evaluating certain options that may mitigate any potential increase. Specifically, most of PowderJect's profits are earned in the United Kingdom subject to a 30% marginal tax rate.

        Discontinued operations    In a strategic effort to focus on our core businesses of blood-testing, vaccines and biopharmaceuticals, we completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively.

        Chiron and Bayer Corporation, or Bayer, were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, we made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. We released previously established reserves deemed to be excess following this settlement. This settlement resulted in a net gain of $12.8 million, which was included in "Gain (loss) from discontinued operations" for the nine months ended September 30, 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer.

        In the second quarter 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement we recognized a tax benefit of approximately $12.5 million, which was included in "Gain (loss) from discontinued operations" for the nine months ended September 30, 2004.

        In the third quarter 2003, we reversed approximately $1.2 million, net of tax, related to unutilized reserves for Chiron Diagnostics, which was included in "Gain (loss) from discontinued operations" for the three and nine months ended September 30, 2003.

        In the first quarter 2003, Chiron and Bayer reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron Diagnostics. Under this settlement agreement, we were required to make a payment to Bayer during the first quarter 2003. Pursuant to this settlement, we recorded a charge, net of adjustment to our previously provided reserve for indemnity obligations, of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million which was included in "Gain (loss) from discontinued operations" for the nine months ended September 30, 2003.

New Accounting Pronouncements

        In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," that the dilutive effect of contingent convertible debt instruments ("CoCo's") must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive.

Adoption of Issue No. 04-8 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. Accounting pursuant to this Issue would not result in additional dilution to our diluted earnings per share for the three and nine months ended September 30, 2004 from our $500.0 million convertible debentures due 2033 ("2033 Debentures") nor from our $385.0 million convertible debentures due 2034 ("2034 Debentures").

        Financial Accounting Standards Board (or FASB) Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" as revised, requires a variable interest entity (or VIE) to be consolidated by a company if that company absorbs a majority of the VIE's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003; however, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

        We adopted the remaining provisions of FIN 46 in the first quarter of 2004. The adoption of these provisions did not have a material effect on our condensed consolidated financial statements.

        On March 31, 2004, the FASB issued an Exposure Draft (ED), "Share-Based Payment—An Amendment of FASB Statements No. 123 and 95." The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for us beginning July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Liquidity and Capital Resources

        Our capital requirements have generally been funded by cash flow from operations, borrowings from commercial banks and issuance of convertible debt securities and common stock. Our cash, cash equivalents and investments in marketable debt securities, which totaled $1,012.3 million at September 30, 2004, are invested in a diversified portfolio of financial instruments, including money market funds and instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

        Subsequent to the third quarter of 2004, the UK regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent us a letter prohibiting us from releasing any Fluvirin doses manufactured at our Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices (GMP) regulations. In addition to prohibiting release of existing Fluvirin doses, the MHRA letter also suspended our license to manufacture influenza virus vaccine in our Liverpool facility for three months.

Following the MHRA's decision, the FDA conducted its own inspection of our Liverpool facility and provided a written report citing FDA observations concerning GMP compliance and other matters relating to the manufacturing of Fluvirin. The FDA also announced that it would not permit release of any Fluvirin from our Liverpool facility into the United States. We cannot predict if or when we will be able to resume production of Fluvirin at our Liverpool facility. Any significant extension of the suspension could result in our being unable to release Fluvirin for the 2005-2006 season, which would diminish or eliminate any cash flows we receive from the sale of Fluvirin. Sales of Fluvirin influenza vaccine were $219.2 million in 2003. In addition, while we are still in the process of assessing the appropriate corrective steps for our Liverpool plant, our remediation efforts could entail cash payments for additional capital and other expenditures, which could be material. If we suffer a permanent loss of Fluvirin influenza vaccine sales, it would have a material adverse effect on our cash flow.

        We are subject to investigations and litigation in connection with this matter. We have received a grand jury subpoena issued by the U.S. Attorney's Office for the Southern District of New York requesting production of certain documents and materials relating to our influenza virus vaccine and the suspension by the MHRA of our license. The Securities and Exchange Commission is also conducting an informal inquiry into whether we have violated any federal securities laws. Additional investigations regarding these matters may arise, including Congressional investigations. We and certain of our officers and directors have also been named as defendants in several putative class action and shareholder derivative lawsuits arising out of these developments. We are in the process of addressing these investigations and litigation, which may entail substantial expense, and the results of which could have a material adverse effect on our consolidated financial position and results of operations or cash flows. It is not known when or on what basis these matters will be concluded.

        For additional information concerning the risks we face as a result of these Fluvirin developments, see "Factors That May Affect Future Results—The recent developments with respect to Fluvirin will harm our business and results of operations." For additional information on the U.S. Attorney's investigation, SEC inquiry and private lawsuits, see Part II, Item 1 of this report on Form 10-Q.

        On June 12, 2004, certain holders of our Liquid Yield Option Notes (LYONs), at their option, tendered LYONs with $649.9 million in aggregate principal amount at maturity, which we were required to purchase. The purchase price for the tendered LYONs was $584.31 in cash per $1,000 in principal amount at maturity. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. At September 30, 2004, there remains $80.1 million outstanding in aggregate principal amount at maturity with a current accreted balance of $47.1 million.

        On June 22, 2004, we issued $385.0 million aggregate principal amount of new convertible debentures, which mature on June 30, 2034. The convertible debentures accrue interest at a rate of 2.75% per year with interest payable each June 30 and December 30 commencing December 30, 2004. The debentures are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.

        We believe that our cash, cash equivalents and marketable debt securities, together with funds provided by operations and borrowing and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements including any cash needed for remediation efforts for our Liverpool plant, cash utilized for our stock repurchase program and our current contractual obligations. In addition, we believe we could access additional funds from the debt and capital markets should the need arise. As noted above, if we suffer a permanent loss of Fluvirin influenza vaccine sales, it would have a material adverse effect on our cash flow.

        Sources and uses of cash    We had cash and cash equivalents of $201.0 million and $499.9 million at September 30, 2004 and 2003, respectively.

        Operating activities    For the nine months ended September 30, 2004, net cash provided by operating activities was $132.6 million as compared with $253.9 million for the nine months ended September 30, 2003. The decrease in cash provided by operating activities was primarily due to lower income from continuing operations before depreciation, amortization and other non-cash charges as a result of the suspension of our license to manufacture Fluvirin® influenza virus vaccine in our Liverpool facility which prevented the release of any of the product during the 2004-2005 influenza season. Cash provided by operating activities also decreased due to (i) lower royalty payments received under the Roche royalty arrangements for the nine months ended September 30, 2004 as opposed to the nine months ended September 30, 2003, (ii) increased research and development costs and increased selling, general and administrative expenses for the nine months ended September 30, 2004 and (iii) $14.4 million of cash received as a result of the Biogen and Serono settlements in connection with the McCormick patents in the nine months ended September 30, 2003. These decreases were offset by lower tax payments for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and a payment to Bayer Corporation during the nine months ended September 30, 2003 from a settlement agreement relating to certain claims raised by Bayer in connection with the Stock Purchase Agreement dated September 17, 1998.

        Investing activities    For the nine months ended September 30, 2004, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $724.6 million, capital expenditures of $134.1 million, cash paid for acquisitions net of cash acquired of $32.3 million, purchases of equity securities and interests in affiliated companies of $6.2 million and other uses of cash of $3.7 million. Included in net cash paid for acquisitions was $5.6 million for previously accrued costs in connection with the acquisition of PowderJect, $15.5 million of cash delivered on the divestiture of certain operations in Wisconsin, the U.K., and Sweden and $11.2 million of cash paid for the acquisition of Sagres. Cash used in investing activities was offset by proceeds from sales of investments in marketable debt securities of $415.1 million, proceeds from maturities of investments in marketable debt securities of $226.0 million and proceeds from the sale of equity securities and interests in affiliated companies of $31.4 million.

        In 2003, our Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of our flu vaccines manufacturing facility in Liverpool, England. The new manufacturing facility will replace a portion of the existing flu vaccines manufacturing facilities in Liverpool, England and is anticipated to be available in late 2007 for the manufacture of flu vaccines, subject to regulatory approval. In December 2003, we entered into a 25-year lease for the building; as of September 30, 2004, we have incurred $6.8 million for the capital improvements portion of the project. Management does not currently expect the recent Fluvirin developments to impact the timing of this project.

        For the nine months ended September 30, 2003, net cash used in investing activities consisted of cash paid for acquisitions, net of cash acquired of $804.7 million, purchases of investments in marketable debt securities of $622.7 million, capital expenditures of $81.4 million, purchases of equity securities and interests in affiliated companies of $4.3 million and other uses of cash of $12.2 million. For the nine months ended September 30, 2003, cash paid for acquisitions, net of cash acquired, primarily consisted of cash paid to acquire PowderJect Pharmaceuticals, net of cash acquired, of $803.5 million. Cash used in investing activities was offset by proceeds from sales of investments in marketable debt securities of $748.0 million, proceeds from the maturities of investments in marketable debt securities of $364.7 million and proceeds from the sale of equity securities and interests in affiliated companies of $12.5 million.

        Financing activities    For the nine months ended September 30, 2004, net cash used in financing activities consisted of $380.2 million for the repayment of debt and capital leases, $129.7 million for the acquisition of treasury stock and $8.3 million for the payment of debt issuance costs. Cash used in financing activities was offset by $385.0 million of proceeds from issuance of convertible debentures, $64.2 million of proceeds from the reissuance of treasury stock and $5.0 million of proceeds from the issuance debt.

        Our Board of Directors has authorized the repurchase of our common stock on the open market. On December 5, 2003, the Board of Directors granted authority to buy 5.0 million shares and authorized the repurchases through December 31, 2004. From January 1, 2004 through September 30, 2004, 2.9 million shares were repurchased.

        For the nine months ended September 30, 2003, net cash provided by financing activities consisted of $500.0 million of proceeds from the issuance of convertible debentures, $86.0 million of proceeds from the reissuance of treasury stock (related to stock option exercises), $2.1 million of proceeds from selling put options and $0.5 million of proceeds from the issuance of debt. Cash provided by financing activities was offset by $132.7 million for the acquisition of treasury stock, $62.3 million for the repayment of debt and capital lease and $2.3 million for the repayment of short-term borrowings.

        From time to time, we evaluate a number of business development opportunities. To the extent that we are successful in reaching agreements with third parties, these transactions may involve selling a significant portion of our current investment portfolio, incurring additional debt or issuing additional Chiron shares.

        Borrowing arrangements    Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at September 30, 2004 and December 31, 2003. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million. The Novartis loan guarantee will expire on December 31, 2007 unless certain debt ratings are triggered which would extend the guarantee on a declining basis ratably over the subsequent three year period.

        As of September 30, 2004, Novartis had also guaranteed $173.3 million of Chiron's lease commitments for a six-year lease to rent a research facility in Emeryville, California.

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

The recent developments with respect to Fluvirin will harm our business and results of operations.

        During the third quarter of 2004, in conducting final internal release procedures for our Fluvirin influenza virus vaccine, our quality systems identified lots that did not meet product sterility specifications. As a result, we determined at the time to delay releasing any Fluvirin doses pending completion of internal investigations. Subsequent to the third quarter, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent us a letter prohibiting us from releasing any Fluvirin doses manufactured at our Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. Following the MHRA's decision, the Food and Drug Administration, or FDA, conducted its own inspection of our Liverpool facility and provided a written report, known as an

"FDA Form 483" or simply a "483" citing FDA observations concerning GMP compliance and other matters relating to the manufacture of Fluvirin. If the nature of any noted issues requires it or if Chiron fails to respond adequately to the Form 483 observations, the FDA may modify our license in an adverse manner, issue a warning letter against us and impose fines, require temporary or permanent cessation of future manufacturing or selling of Fluvirin or take other action that could reduce our ability to produce or market Fluvirin. The FDA also announced that it would not permit release of any Fluvirin from our Liverpool facility into the United States. We do not expect to release any Fluvirin product during the 2004-2005 influenza season.

        In addition to prohibiting release of existing Fluvirin doses, the MHRA letter suspended our license to manufacture influenza virus vaccine in our Liverpool facility for three months. The MHRA could extend the license suspension or even make it permanent. We estimate that Fluvirin production must begin by March 2005 in order for us to be able to release the product in September 2005, so any significant extension of the suspension could result in our being unable to release Fluvirin for the 2005-2006 season, which would harm our business and results of operations. We cannot predict with any certainty if or when we will be able to resume production of Fluvirin at our Liverpool facility. In addition, while we are still in the process of assessing the appropriate corrective steps, our remediation efforts could entail additional capital and other expenditures, which could be material. There can be no assurances that we will be able to make changes to adequately address the issues identified by the FDA and MHRA, or that these regulatory agencies will be satisfied with our remediation efforts. If the license suspension is extended beyond three months, certain assets related to Fluvirin, such as goodwill, certain other intangible assets, the existing Liverpool plant and the new flu vaccines manufacturing facility under construction in Liverpool, with a total carrying value of $913.6 million at September 30, 2004, could be impaired. This could result in our recording impairment losses that could have a material adverse effect on our results of operations. In addition, if we suffer a permanent loss of Fluvirin influenza vaccine sales, it would have a material adverse effect on our cash flow.

        Our inability to supply Fluvirin may also lead to loss of market share. As a result of the license suspension, competitors have announced plans to introduce influenza vaccine products in the United States and are seeking expedited regulatory approval to do so. Even if the license suspension expires, some of our customers may choose to purchase flu vaccine from other providers as their products become available in the United States. Loss of market share could have a material adverse effect on our business and results of operations.

        We are subject to investigations and litigation in connection with the events described above. We have received a grand jury subpoena issued by the U.S. Attorney's Office for the Southern District of New York requesting production of certain documents and materials relating to our influenza virus vaccine and the suspension by the MHRA of our license. The Securities and Exchange Commission is also conducting an informal inquiry into whether Chiron has violated any federal securities laws. Additional investigations regarding these matters may arise, including Congressional investigations. In addition, we and certain of our officers and directors have also been named as defendants in several putative class action and shareholder derivative lawsuits relating to these developments. Investigations and litigation could cause us to incur substantial expense, require significant time and attention from our management and result in civil and/or criminal penalties against Chiron. The results of any such investigations or proceedings could have a material adverse effect on our business and results of operations.

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

        We have entered into contracts with third parties for the production and packaging of TOBI®. Over time, we can use alternative production and packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of TOBI due to work stoppages or other factors, our operations could be disrupted until alternative sources are secured.

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

        As of September 30, 2004, our total debt was $940.3 million. Our level of debt could restrict our operations and make it more difficult for us to satisfy our obligations under the 2033 and the 2034 convertible debentures ("the debentures"). Among other things, our level of debt may:

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

        We have an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, and as a result of subsequent stock issuances by Chiron, Novartis' ownership interest in Chiron was approximately 42% as of September 30, 2004. The governance agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron's certificate of incorporation or by-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis' request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock.

Our stock price could be volatile.

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

  •
  Impact from the recent Fluvirin developments;

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

        We pay taxes principally in the U.S., Germany, Italy, The Netherlands and, with the acquisition of PowderJect, the United Kingdom. All of these jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws, which could increase our future tax provision. We have negotiated a number of rulings regarding income and other taxes that are subject to periodic review and renewal. If such rulings are not renewed or are substantially modified, income taxes payable in particular jurisdictions could increase. While we believe that all material tax liabilities are reflected properly in our balance sheet, we are presently under audit in several jurisdictions and may be subject to further audits in the future, and we have no assurance that we will prevail in all cases in the event the taxing authorities disagree with our interpretations of the tax law. In addition, we have assumed liabilities for all income taxes incurred prior to the sales of our former subsidiaries, PowderJect Vaccines, Inc., SBL Vaccin AB, Chiron Vision (subject to certain limitations) and Chiron Diagnostics. Future levels of research and development spending, capital investment and export sales will impact our entitlement to related tax credits and benefits which have the effect of lowering our effective tax rate.

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

  •
  Seasonality of certain vaccine products, including Fluvirin;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk management    Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, changes in interest rates and changes in the fair value of equity securities held for sale. We attempt to limit our exposure to some or all of these market risks through the use of various financial and derivative instruments. During the second quarter of 2004, we issued $385.0 million of new convertible debentures to replace the LYONs tendered for cash of $379.7 million by certain holders of our LYONs. The new convertible debentures carry a coupon rate of 2.75% and were issued at par. Further changes in interest rates will not affect interest expense incurred on our outstanding convertible debentures and remaining outstanding LYONs because these obligations bear interest at fixed rates. We seek to manage our exposures to market risks as discussed in further detail in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our annual Report on Form 10-K for the year ended December 31, 2003.

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

F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc.—HIV

        On March 11, 2003, the U.S. Patent and Trademark Office issued Chiron's U.S. Patent No. 6,531,276 (addressed to Methods For Detecting Human Immunodeficiency Virus Nucleic Acid) (the "276 Patent"). Chiron asserted that under its October 10, 2000 HIV Probe License Agreement and January 1, 2001 HIV Blood Screening Agreement (the "License Agreements") with F. Hoffman-La Roche Ltd. and Roche Molecular Systems (collectively, "Roche"), Roche is obligated to pay certain licensing fees and ongoing royalties for the sale of certain Roche HIV nucleic acid tests which infringe the "276 Patent. Roche disputed these obligations on a variety of grounds including a limited claim of non-infringement and invalidity. Roche initially contested the rate at which royalties must be paid if in fact its products are covered by the License Agreements, but later withdrew this claim. In November 2003, Chiron initiated an arbitration against Roche pursuant to the rules of the CPR Institute for Dispute Resolution. In September 2004, the parties settled the matter. Under the terms of the settlement, Roche irrevocably stipulates to the validity and enforceability of the "276 patent. The matter is thus concluded.

Fluvirin

        As noted above, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency (the "MHRA"), sent us a letter prohibiting us from releasing any Fluvirin doses manufactured at our Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. In addition to prohibiting release of existing Fluvirin doses, the MHRA letter also suspended our license to manufacture influenza virus vaccine in our Liverpool facility for three months (the "Fluvirin Suspension"). Following its own investigation, the U.S. Food and Drug Administration, or FDA, announced that it would not permit release of any Fluvirin from our Liverpool facility into the United States.

        On October 11, 2004, Chiron received a grand jury subpoena issued by the U.S. Attorney's Office for the United States District Court for the Southern District of New York requesting production of certain documents and materials relating to the Fluvirin Suspension.

        On October 12, 2004, the U.S. Securities and Exchange Commission (the "SEC") notified Chiron that it is conducting an informal inquiry into the Fluvirin Suspension to determine whether provisions of the federal securities laws were violated. The SEC also requested copies of related records.

A.    Securities Class Actions

        On October 12, 2004, Richard Gregory, on behalf of purchasers of the publicly traded securities of Chiron between January 12, 2004 and October 4, 2004, filed a class action lawsuit against Chiron and certain officers in the United States District Court for the Northern District of California. Gregory alleges, among other things, that named defendants violated certain provisions of the federal securities laws by making false statements preceding the Fluvirin Suspension, and seeks damages.

        On October 13, 2004, Raphael Nach, on behalf of purchasers of the public traded securities of Chiron between July 23, 2004 and October 5, 2004, filed a class action lawsuit against Chiron and certain officers in the United States District Court for the Northern District of California. Nach alleges, among other things, that named defendants violated certain provisions of the federal securities laws by making false statements preceding the Fluvirin Suspension, and seeks damages.

        On October 14, 2004, Jerome Fisher, on behalf of purchasers of the public traded securities of Chiron between January 12, 2004 and October 13, 2004, filed a class action lawsuit against Chiron and certain officers in the United States District Court for the Eastern District of Pennsylvania. Fisher alleges, among other things, that named defendants violated certain provisions of the federal securities laws by making false statements preceding the Fluvirin Suspension, and seeks damages.

        On October 19, 2004, Gerald Kramer, on behalf of purchasers of the public traded securities of Chiron between July 23, 2003 and October 5, 2004, filed a class action lawsuit against Chiron and certain officers in the United States District Court for the Northern District of California. Kramer alleges, among other things, that named defendants violated certain provisions of the federal securities laws by making false statements preceding the Fluvirin Suspension, and seeks damages.

B.    Derivative Actions

        On October 18, 2004, Ron Abramoff filed a shareholder derivative complaint against Chiron, certain current and former officers and directors, and Novartis A.G. in the Superior Court of the State of California for the County of Alameda in connection with the recent Fluvirin developments. Abramoff alleges, among other things, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and violation of California Business & Professions Code § 17200, and seeks damages.

        On October 21, 2004, Edward Albertson filed a shareholder derivative complaint against Chiron and certain current and former officers and directors in the Superior Court of the State of California for the County of Alameda in connection with the recent Fluvirin developments. Albertson alleges, among other things, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of California Corporations Code § 25402, and seeks damages.

        On October 21, 2004, Howard Pisnoy filed a shareholder derivative complaint against Chiron and certain current and former officers and directors in the Superior Court of the State of California for the County of Alameda in connection with the recent Fluvirin developments. Pisnoy alleges, among other things, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of California Corporations Code § 25402, and seeks damages.

        On October 21, 2004, David Jaroslawicz filed a shareholder derivative complaint against Chiron, certain current and former officers and directors, and Novartis A.G. in the United States District Court for the Northern District of California in connection with the recent Fluvirin developments. Jaroslawicz alleges, among other things, breach of fiduciary duties, and seeks damages.

        On October 29, 2004, the Plumbers and Pipefitters National Pension Fund and Harold E. Adelson (collectively, "Plaintiffs") filed a shareholder derivative complaint against Chiron, certain current and former officers and directors, and Novartis A.G. in the Superior Court of the State of California for the County of Alameda in connection with the recent Fluvirin developments. Plaintiffs allege, among other things, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of California Business & Professions Code § 17200, and seek damages.

        Additional lawsuits may be filed against the Company regarding the Fluvirin Suspension. Chiron also anticipates that the United States Congress may conduct investigations related to these recent Fluvirin developments.

        It is not known when nor on what basis these matters will be concluded. For additional information concerning the risks we face as a result of these Fluvirin developments, see "Factors That May Affect Future Results—The recent developments with respect to Fluvirin will harm our business and results of operations."

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

        In July 2003, the European Commission accepted a joint settlement proposal made by Chiron and Roche. As part of the settlement, Chiron and Roche agreed to modify certain terms of their agreements under which Roche has licensed Chiron's hepatitis C virus and HIV-1 intellectual property for use in nucleic acid testing products in Europe. In resolving their inquiry, the European Commission concluded that the modified agreements satisfy the criteria for an individual exemption under Article 81(3) of the Treaty. In October 2004, Chiron granted the German Red Cross a non-exclusive license with respect to HCV and HIV NAT technology. Under the agreement terms, the German Red Cross has agreed to withdraw its complaint before the Commission.

Laboratory Corporation of America Holdings

        In April 2003, Chiron filed a complaint in the United States District Court for the Northern District of California against Laboratory Corporation of America Holdings ("LabCorp Holdings"), Laboratory Corporation of America ("LabCorp") and National Genetics Institute ("NGI") (collectively, the "Defendants"), seeking damages and an injunction against Defendants' manufacture, use and sale of the UltraQual™ HCV RT-PCR assay and HCV SUPERQUANT™ assay for infringing Chiron's U.S. Patent No. 6,074,816 (the "816 patent"). The Defendants filed a complaint in the United States District Court for the District of Delaware against Chiron seeking a declaratory judgment that Defendants infringe neither the "816 patent, nor U.S. Patent Nos. 5,712,088, 5,863,719, 6,074,816, and 5,714,596 (collectively, the "Chiron Hepatitis C virus-related patents"), and that the Chiron Hepatitis C virus-related patents are invalid. In August 2003, the Delaware Court granted Defendants' motion to enjoin Chiron from proceeding with the California action and compel Chiron to dismiss that action. Chiron appealed this judgment to the United States Court of Appeals for the Federal Circuit, and a hearing was held in March 2004. In September 2004, the Federal Circuit affirmed the Delaware Court's decision. The Delaware Court has scheduled a trial for May 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (e)   Our Board of Directors authorized the repurchase of our common stock on the open market to offset the dilution associated with the issuance of new shares under the stock option and stock purchase plans and the granting of share rights. On December 5, 2003, the Board of Directors granted authority to buy an additional 5.0 million shares of Chiron common stock and authorized such repurchases through December 31, 2004 under the stock repurchase program.

        Our stock repurchases under the above plan are summarized below (shares in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 1, 2004 - July 31, 2004	0.1	$44.57	0.1	3.4
August 1, 2004 - August 31, 2004	0.5	$45.17	0.5	2.9
September 1, 2004 - September 30, 2004	0.8	$44.20	0.8	2.1

Total	1.4	$44.56	1.4

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 6. Exhibits

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
4.07
Indenture between Chiron and U.S. Bank National Association, as trustee, dated as of June 22, 2004, incorporated by reference to Exhibit 4.07 of Chiron's report on Form 10-Q for the period ended June 30, 2004.
4.08
Registration Rights Agreement dated as of June 22, 2004, between Chiron, Credit Suisse First Boston, LLC and Morgan Stanley & Co., Goldman, Sachs & Co., Incorporated, incorporated by reference to Exhibit 4.08 of Chiron's report on Form 10-Q for the period ended June 30, 2004.
4.09
Specimen of Convertible Debentures (included as Exhibit A to the Indenture referenced as Exhibit 4.07 of Chiron's report on Form 10-Q for June 30, 2004) issued on June 22, 2004, incorporated by reference to Exhibit 4.09 of Chiron's report on Form 10-Q for the period ended June 30, 2004.
10.102
Amended and Restated Revolving Credit Agreement, dated as of August 13, 2002, by and between Chiron and Bank of America, N.A., and exhibits thereto, incorporated by reference to Exhibit 10.102 of Chiron's report on Form 10-Q for September 30, 2002.
10.330
Term Sheet effective as of September 3, 2004 with Roche Diagnostics GmbH. (We have omitted certain information from the Term Sheet and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: "Confidential Treatment Requested".)
10.519	Corporate Governance Guidelines, as amended and restated.
10.626	Letter Agreement dated July 7, 2004, between Ursula B. Bartels and Chiron.*
10.627	Supplemental Pension Agreement dated as of July 20, 2004, between Chiron and William G. Green.*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract, compensatory plan or arrangement.

CHIRON CORPORATION

September 30, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Chiron has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: November 2, 2004	BY:	/s/ HOWARD H. PIEN Howard H. Pien President and Chief Executive Officer
DATE: November 2, 2004	BY:	/s/ DAVID V. SMITH David V. Smith Vice President and Chief Financial Officer

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
CHIRON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
CHIRON CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
CHIRON CORPORATION September 30, 2004 SIGNATURES