Form 10-Q/A
period 2004-09-30
CHIRON CORP
filed 2004-12-16
CIK 706539

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

Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at November 30, 2004
Common Stock, $0.01 par value	186,848,090

PART II. OTHER INFORMATION

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

2

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
10.519	Corporate Governance Guidelines, as amended and restated, incorporated by reference to Exhibit 10.519 of Chiron's Form 10-Q for September 30, 2004.(1)
10.626	Letter Agreement dated July 7, 2004, between Ursula B. Bartels and Chiron, incorporated by reference to Exhibit 10.626 of Chiron's Form 10-Q for September 30, 2004.*(1)
10.627	Supplemental Pension Agreement dated as of July 20, 2004, between Chiron and William G. Green, incorporated by reference to Exhibit 10.627 of Chiron's Form 10-Q for September 30, 2004.*(1)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*
Management contract, compensatory plan or arrangement.

(1)
Previously filed.

3

CHIRON CORPORATION

December 16, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Chiron has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: December 16, 2004	BY:	/s/ HOWARD H. PIEN Howard H. Pien President and Chief Executive Officer
DATE: December 16, 2004	BY:	/s/ DAVID V. SMITH David V. Smith Vice President and Chief Financial Officer

4

QuickLinks

  PART II. OTHER INFORMATION
  Item 6. Exhibits
CHIRON CORPORATION December 16, 2004 SIGNATURES