Form 10-K
period 2004-12-31
CHIRON CORP
filed 2005-03-16
CIK 706539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

(510) 655-8730

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
Warrant to Purchase Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒   No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: ☒   No: ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 30, 2004 as reported on the NASDAQ National Market, was approximately $3.7  billion. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding Common Stock at June 30, 2004 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of January 31, 2005 was $2.7 billion. The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2005:

Title of Class	Number of shares
Common Stock, $0.01 par value	187,069,957

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 26, 2005 are incorporated by reference into Part III of this Report.

PART I

ITEM 1.                BUSINESS

Our Policy on Forward-Looking Statements

This 10-K contains forward-looking statements regarding our expectations, hopes or intentions regarding the future, including statements relating to sales growth, product development initiatives, new product marketing, acquisitions, competition, and licensing activities that involve risks and uncertainties and are subject to change. The forward-looking statements contained in this 10-K reflect our current expectations on the date of this 10-K. Actual results, performance or outcomes may differ materially from current expectations. Our actual performance may differ from current expectations due to many factors, including additional adverse developments resulting from the suspension from October 5, 2004 through March 2, 2005 of Chiron’s UK license to manufacture FLUVIRIN® influenza virus vaccine, the announcement of such suspension and the litigation and investigations relating to these matters, the outcome of clinical trials, regulatory review and approvals, manufacturing capabilities, intellectual property protections and defenses, stock price and marketing effectiveness. In particular, there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products, or achieve market acceptance for such new products. No assurances can be given that additional issues with respect to FLUVIRIN® vaccine or Chiron’s manufacturing generally will not arise in the future, or that we will successfully address matters raised in a warning letter from the U.S. Food and Drug Administration with respect to our FLUVIRIN vaccine manufacturing facilities. There can be no assurance that our out-licensing activity will generate significant revenue, or that our in-licensing activities will fully protect us from claims of infringement by third parties. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including approval by Novartis, regulatory approvals and the integration of operations. We have discussed the important factors that we believe could cause actual results to differ from what is expressed in the forward-looking statements, in Part II, Item 7, of this 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Factors That May Affect Future Results.” We do not undertake an obligation to update the forward-looking information contained in this 10-K.

Overview

We are a global biopharmaceutical company that participates in three healthcare markets: blood testing, vaccines, and biopharmaceuticals. Our revenues, which totaled $1.7 billion in 2004, consist of product sales, revenues from a joint business contractual arrangement, collaborative agreement revenues, royalty and license fee revenues and other revenues, primarily consisting of contract manufacturing and grant revenues. Our research and development efforts are focused on developing products for oncology and infectious and pulmonary disease.

Blood Testing

Our blood-testing segment is dedicated to preventing the spread of infectious diseases through the development and sale of novel blood-screening assays and equipment that protect the world’s blood supply. Our blood-testing segment, which reported total revenues of $494.1 million in 2004, is a world leader in nucleic acid testing, or NAT, blood screening with leading market share in the U.S, a strong presence in Europe, and sales in Asia. The segment also generates revenues from a joint business contractual arrangement, a collaboration agreement, royalties and license fees.

Our blood-testing segment consists of two separate collaborations: an alliance with Gen-Probe Incorporated for NAT products, and a joint business contractual arrangement with Ortho-Clinical Diagnostics for immunodiagnostic products. Our collaboration with Gen-Probe was formed in 1998 and is focused on developing and commercializing NAT products to screen donated blood, plasma, organs and tissue for viral infection. We sell the collaboration’s assays and instruments to blood banks under the PROCLEIX® brand name. Our joint business contractual arrangement with Ortho-Clinical Diagnostics was formed in 1989 to develop and sell immunodiagnostic tests to detect retroviruses and hepatitis viruses in blood. Ortho-Clinical Diagnostics manufactures and sells the assays and instrument systems. Our blood-testing segment also earns royalties and license fees from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets.

Research and development is focused on programs to improve blood safety, including the development of ZymeQuest’s enzyme conversion system that converts groups A, B and AB red blood cells to enzyme-converted universal blood group O, and the development of an assay for variant Creutzfeldt-Jakob disease (vCJD).

Vaccines

Our vaccines segment is the fifth largest vaccines business in the world with net product sales of $479.0 million in 2004. We offer more than 20 pediatric and adult vaccines including influenza, meningococcal, travel and pediatric vaccines. These vaccines have protected millions of people globally from potentially fatal diseases such as polio, measles and meningococcal disease. We market our vaccines primarily in the United States, Germany, Italy and the United Kingdom.

Our heritage in vaccines is traced to the three European manufacturers we acquired over the past two decades, all of which were founded 100 or more years ago: Italy-based Sclavo was acquired in 1992, Germany-based Behring was acquired in 1998 and United Kingdom-based PowderJect Pharmaceutical plc, or PowderJect, was acquired in July 2003. We acquired a number of vaccines including FLUVIRIN® influenza vaccine as part of our acquisition of PowderJect.

As discussed in Item 7 of this report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on October 5, 2004 the MHRA prohibited us from releasing any FLUVIRIN vaccine doses manufactured at our Liverpool facility since March 2, 2004 and suspended our license to manufacture influenza virus vaccine in our Liverpool facility from October 5, 2004 through March 2, 2005. In addition, following the MHRA’s decision and an inspection by the FDA, the FDA sent us a warning letter on December 9, 2004 citing violations of good manufacturing practices. We provided the FDA with a written response to the warning letter on January 7, 2005. In a subsequent letter to us, the FDA stated that our responses appear to be adequate, but that implementation and effectiveness of our corrective actions and overall compliance would be evaluated in a subsequent inspection. As a result of the suspension of our license, we did not release any FLUVIRIN vaccine product during the 2004-2005 influenza season. On March 2, 2005, the MHRA notified us that it had lifted the suspension of our license to manufacture FLUVIRIN vaccine at our Liverpool facility, effective March 2, 2005, giving Chiron clearance to initiate full production of FLUVIRIN vaccine, conditioned on the understanding that Chiron’s commitment to its remediation plan will continue. The FDA is still expecting to conduct a full inspection to determine whether deficiencies noted in its warning letter have been resolved. If we fail to adequately address the matters discussed in the warning letter, the FDA may modify our U.S. license in an adverse manner, take action that could result in the imposition of fines, require temporary or permanent cessation of future selling of FLUVIRIN vaccine or take other action that could reduce our ability to market FLUVIRIN vaccine. For additional information concerning the risks we continue to face as a result of these events relating to FLUVIRIN vaccine, see Item 7 of this Report on Form 10-K—”Factors That May Affect Future Results—The recent developments with respect to FLUVIRIN vaccine will harm our business and results of operations.” For additional information on litigation and investigations relating to the FLUVIRIN vaccine developments, see Part I, Item 3. “Legal Proceedings” of this Report on Form 10-K.

Our vaccines segment research and development is focused on developing next generation influenza manufacturing capability, developing new vaccines for pandemic preparedness, and broadening our meningococcal franchise.

Biopharmaceuticals

Our biopharmaceuticals segment discovers, develops, manufactures and markets a range of therapeutic products for cancer and infectious and pulmonary disease. The biopharmaceutical segment, which includes both product sales and royalties, reported net product sales and BETAFERON® interferon beta-1b royalties of $563.3 million for the year 2004. Our marketed products include TOBI® tobramycin solution for inhalation for pseudomonal lung infections in cystic fibrosis patients; PROLEUKIN® (aldesleukin) for injection for metastatic melanoma and renal cell carcinoma; and BETASERON® (interferon beta-1b) for SC injection for multiple sclerosis. In 2004, we filed for marketing approval for two additional products: PULMINIQ™ (cyclosporine, USP) inhalation solution for the increase in survival and prevention of chronic rejection in patients receiving allogeneic lung transplants, in combination with standard immunosuppressive therapy, and CUBICIN® (daptomycin for injection) for complicated skin and soft tissue infections. Research and development efforts include advancing clinical programs and product improvements in oncology and pulmonary and infectious disease, including the use of PROLEUKIN aldesleukin to enhance the benefit of monoclonal antibodies in cancer treatment, the development of new formulations of TOBI solution and the clinical advancement of tifacogin for treatment of severe community-acquired pneumonia, CHIR-258, a growth factor kinase inhibitor, and CHIR-12.12, a monoclonal antibody.

Royalties and License Fee Revenue

We earn royalty and license fee revenue in all three segments by licensing some of our key intellectual property in areas such as hepatitis C and HIV. In addition, we generate royalties through agreements with development and marketing partners, including royalties from Schering AG’s sales of BETAFERON® (interferon beta-1b) for SC injection in Europe. Some royalties and license fees are not considered to be associated with any particular business segment and are recorded separately in the segment data as Other Royalty and License Fee Revenues. Financial information for the reportable segments is included in Note 18, “Segment Information” of Notes to Consolidated Financial Statements.

We were incorporated in California in 1981 and merged into a Delaware corporation in November 1986. Our principal executive offices are located at 4560 Horton Street, Emeryville, California 94608, and our main telephone number is (510) 655-8730.

Product Descriptions

Blood Testing

Our collaboration with Gen-Probe is focused on developing and commercializing NAT products using transcription-mediated amplification, or TMA, technology to screen donated blood, plasma, organs and tissue for viral infection. Compared to immunodiagnostic testing, where infection is determined by the presence of antibodies, testing directly for the presence of viral nucleic acids improves the sensitivity of testing and enables infection to be detected earlier than with previously approved technologies.

We sell assays and instrumentation under the PROCLEIX® brand name, and Gen-Probe receives a percentage of our sales revenues. Under the terms of the collaboration agreement, Gen-Probe performs certain product development and manufacturing functions, while Chiron and Gen-Probe jointly participate in new assay and instrument research and development.

Assays developed with Gen-Probe, and their status in the United States and the rest of world include:

	U.S.	Ex-U.S.
PROCLEIX® HIV-1/HCV	Marketed	Marketed
PROCLEIX® ULTRIO™ (HIV-1, HCV, and HBV test)	Biologics License Application filed	Marketed
PROCLEIX® West Nile Virus	Investigational-only use; Biologics License Application filed	N/A

The PROCLEIX® HIV-1/HCV Assay is a NAT product that was co-developed with Gen-Probe for the simultaneous detection of HIV-1 and hepatitis C virus (HCV) in plasma, whole blood, organs and tissue donations. The global need for HIV-1 and HCV testing continues to increase. In 2004 approximately 5 million people acquired HIV, bringing the number of people in the world living with HIV to 39 million, the highest level ever. In 2004, approximately 3 million died from AIDS, the disease caused by HIV-1 or HIV-2 infection. HCV is a major cause of acute hepatitis and chronic liver disease, including cirrhosis and liver cancer. Globally, an estimated 170 million persons are chronically infected with HCV and 3 to 4 million persons are newly infected each year. The major causes of HCV infection worldwide are use of unscreened blood transfusions, and re-use of needles and syringes that have not been adequately sterilized. The PROCLEIX® HIV-1/HCV Assay received FDA approval in February 2002 and CE (Conformite Europeenne) Mark in Europe in January 2003 for use on the PROCLEIX® System. The PROCLEIX® HIV-1/HCV Assay and System is commercially available in the United States and throughout Europe, Asia, Australia and New Zealand and is under evaluation in Latin America and several Asian countries.

The PROCLEIX® ULTRIO™ Assay is the premium NAT product offering that adds the direct detection of hepatitis B virus (HBV) to the approved PROCLEIX® HIV-1/HCV Assay allowing for three results to be obtained in the same amount of time, and using the same instrumentation. Over 350 million people worldwide are chronic carriers of HBV, with over 2 billion infected. HBV is the leading cause of liver cancer in the world and is at its highest prevalence in Southeast Asia, Southern Europe, India and Africa. The PROCLEIX® ULTRIO™ Assay received CE Mark Registration in Europe on the semi-automated PROCLEIX® System in January 2004 and on the fully automated, high-throughput PROCLEIX® TIGRIS® System in December 2004. We filed a Biologics License Application (BLA) in September 2004 in the U.S. for use of the PROCLEIX® ULTRIO™ Assay on both the semi-automated PROCLEIX® System and the PROCLEIX® TIGRIS® System.

The PROCLEIX® West Nile Virus (WNV) Assay, a NAT product co-developed with Gen-Probe for the detection of WNV in plasma, whole blood, organs and tissue, is available for sale in the United States, under an Investigational New Drug, or IND, protocol and labeled For Investigational Use Only. In February 2005, Chiron and Gen-Probe filed a BLA in the U.S. for the assay. Since testing began under IND in June 2003 through December 2004, the PROCLEIX WNV Assay has detected approximately 1,200 West Nile virus contaminated units of donated blood, potentially preventing over 3,600 transfusion transmissions of the virus. The primary market for this product is the U.S., although European and Latin American medical authorities have expressed interest in conducting epidemiological studies.

In addition to assays, we also sell equipment under the Gen-Probe collaboration. Blood-testing equipment includes:

•       PROCLEIX® System;

•       PROCLEIX® TIGRIS® System; and

•       PROCLEIX® Optiva™ System

The PROCLEIX® System is a semi-automated instrument platform which is manufactured by Gen-Probe and marketed by Chiron and which has been commercially available since receiving FDA clearance in February 2002. The PROCLEIX® OPTIVA™ System, which consists of modular components is expected to automate several of the steps performed manually with the PROCLEIX System. A portion of the PROCLEIX® OPTIVA™ System, the Front-End Pipetor (FEP), received European CE Marking in June 2004. The next generation fully automated, high-throughput instrument platform, PROCLEIX® TIGRIS® System was launched in Europe in December 2004 and is also available under IND for use with the WNV Assay in the U.S. The PROCLEIX® TIGRIS System is manufactured by Gen-Probe and marketed by Chiron. By significantly increasing throughput and automation, the TIGRIS System allows smaller pool sizes and enables individual donor testing (IDT) on a large scale, which is important for the detection of diseases with low viremic levels such as West Nile Virus and hepatitis B.

Through its joint business contractual arrangement with us, Ortho-Clinical Diagnostics sells a full line of immunodiagnostic tests for hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. We manufacture, and perform research on, viral antigens used by Ortho-Clinical Diagnostics to manufacture immunodiagnostic testing assays and supplemental hepatitis and HIV tests. Ortho-Clinical Diagnostics manufactures and sells the assays and instrument systems. Commercial products sold under the joint business contractual arrangement include RIBA® tests, which are immunodiagnostic supplemental confirmatory tests for HIV and HCV developed by us, and a line of immunodiagnostics screening tests for infectious diseases. We share equally in the pretax operating earnings generated under the contractual arrangement. The joint business contractual arrangement holds the immunodiagnostic rights to our hepatitis and retrovirus patents and receives royalties from hepatitis C virus and HIV tests sold by Abbott Laboratories, Inc. and from hepatitis C virus tests sold by Bio-Rad Laboratories, Inc. and certain other licensees.

Sales of nucleic acid testing products accounted for 14%, 11% and 10% of our consolidated total revenues in 2004, 2003 and 2002, respectively. Revenues related to our arrangement with Ortho-Clinical Diagnostics, including the joint business contractual arrangement, accounted for approximately 9%, 8% and 10% of our consolidated total revenues in 2004, 2003 and 2002, respectively.

Vaccines

Our vaccines segment offers more than 20 vaccines, including the following.

Influenza Vaccines:

•       FLUVIRIN®, AGRIPPAL® S1 and BEGRIVAC™ trivalent influenza vaccines and

•       FLUAD®, an innovative adjuvanted influenza vaccine.

Meningococcal Vaccine:

•       MENJUGATE®, a conjugated vaccine against meningococcal meningitis caused by the bacterium N. meningitidis serogroup C.

Travel Vaccines:

•       ENCEPUR™, a preservative-free vaccine against tick-borne encephalitis,

•       RABIPUR®/RABAVERT®, vaccines against rabies,

•       ARILVAX™, a vaccine against yellow fever and

•       DUKORAL™, a vaccine for traveler’s diarrhea and cholera.

Pediatric Vaccines:

•       DTP, diphtheria, tetanus and pertussis (whooping cough) vaccine,

•       Morupar, measles, mumps and rubella combined vaccine,

•       Oral polio vaccine and

•       Vaxem Hib, glycoconjugate Haemophilus Influenzae vaccine.

In July 2003, we acquired United Kingdom based PowderJect and commenced sales of FLUVIRIN® vaccine, a trivalent influenza vaccine. In addition to its U.S. approval, FLUVIRIN® vaccine is registered for use in over 20 countries. Prior to the 2004-05 influenza season, approximately 90% of FLUVIRIN® vaccine production was supplied to the U.S. market.

Our influenza vaccine franchise includes, in addition to FLUVIRIN® vaccine, three other established brands, AGRIPPAL® S1, BEGRIVAC™, and FLUAD®, which are manufactured in our Italian and German facilities and marketed outside of the U.S., largely in Europe.

In our meningococcal franchise, we sell MENJUGATE® vaccine, a conjugate vaccine against meningococcal disease caused by the bacterium N. meningitidis serogroup C, and MENZB™, a meningococcal B vaccine developed to protect against a specific meningococcus B strain responsible for a 13-year epidemic in New Zealand. Invasive infection with the bacteria N. meningitidis can lead to meningococcal meningitis and septicemia (blood poisoning). Meningococcal meningitis can be caused by multiple serogroups (A, B, C, W, Y and others) and is associated with both high mortality and morbidity. We have sold MENJUGATE® vaccine under a tender system to national governments and health systems in a variety of countries including various European countries, Canada, Argentina and Australia. We have sold MENZB in New Zealand.

In 2000, we entered into agreements with Sanofi-Aventis (previously Aventis Pasteur MSD) for the distribution of FLUAD® vaccine and MENJUGATE® vaccine. Under the agreements, we market FLUAD® vaccine alone and we co-promote MENJUGATE® vaccine with Sanofi-Aventis in the United Kingdom and Ireland. In the rest of Europe, Sanofi-Aventis distributes, co-markets and sells FLUAD® vaccine and MENJUGATE® vaccine under its own labels, ADIUGRIP™ and MENINVACT™ respectively.

We market travel vaccines including RABIPUR® and RABAVERT® rabies vaccine, ENCEPUR™ tick-borne encephalitis vaccine, ARILVAX™ yellow fever vaccine, and DUKORAL® cholera vaccine. We also market pediatric and other vaccines.

Our primary manufacturing facilities for vaccines are located in: Siena and Rosia, Italy; Marburg, Germany; Liverpool, UK; and Ankleshwar, India. We mainly operate in India through a joint venture, Chiron Behring Vaccines Private Limited. We manufacture vaccines for the following diseases in these facilities:

Italy	Germany	United Kingdom	India
diptheria haemophilus influenza type b influenza measles meningococcal infection mumps polio (oral) rubella tetanus	diphtheria influenza meningococcal infection tetanus pertussis rabies tick-borne encephalitis	influenza cholera rabies yellow fever	rabies

The principal markets for our manufactured vaccines and vaccines that we market under license are the United States, Germany, Italy, and the United Kingdom. We have two vaccines licensed in the United States: FLUVIRIN® influenza virus vaccine and RABAVERT® rabies vaccine. We also supply diphtheria and tetanus (DT) concentrate to GlaxoSmithKline for use in its DT-containing vaccines licensed by the FDA.

In addition, we also market our vaccines in other European countries and in the Middle East, the Far East, Africa and South America, and to international health agencies such as UNICEF and the Pan American Health Organization.

In addition to revenues from the sale of the vaccines described above, we receive royalties from the sale of certain vaccines by Merck and Company, Inc. and GlaxoSmithKline, based upon technology developed by us. Merck’s hepatitis B virus vaccine, based on Chiron technology, was the first genetically engineered vaccine licensed by the FDA for human use.

Sales of our influenza vaccine franchise products accounted for approximately 9%, 19%, and 7% of our consolidated total revenues in 2004, 2003 and 2002, respectively. As a result of the prohibition imposed on us by the MHRA relating to release of FLUVIRIN® vaccine manufactured at our Liverpool facility since March 2, 2004 and the MHRA’s suspension of our license to manufacture FLUVIRIN® vaccine from October 5, 2004 through March 2, 2005, we had no sales of FLUVIRIN® vaccine in 2004 other than $2.3 million in late 2003-2004 season sales. In 2003, sales of FLUVIRIN vaccine accounted for 12% of our consolidated total revenues. Sales of pediatric and other vaccines accounted for approximately 12%, 11% and 12% of our consolidated revenues in 2004, 2003 and 2002, respectively. No other single vaccine product or class of vaccine product accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

Biopharmaceuticals

Our biopharmaceutical segment discovers, develops, manufactures and markets a range of therapeutic products primarily for cancer and infectious and pulmonary disease. The following describes our primary marketed products.

TOBI® tobramycin solution for inhalation, USP—We manufacture and market TOBI® solution, a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. TOBI® solution has been tested and approved for cystic fibrosis patients with Pseudomonas aeruginosa lung infections and is the first and only inhaled antibiotic solution to be approved by the FDA. Cystic fibrosis is caused by a genetic mutation that prevents cells from building a special protein required for normal movement of sodium chloride (salt) in and out of cells lining the lungs and other organs. This abnormal movement causes secretion of thick, sticky mucus in the airways. This mucus is not cleared from the airways and, as a result, bacteria begin to grow, causing infection. Pseudomonas aeruginosa is the most common bacterium causing lung infections in people with cystic fibrosis. In cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. The advantage of inhalation is that it permits higher antibiotic concentrations in the lung and reduces side effects by limiting systemic exposure. Appropriate treatment of these chronic lung infections is a major contributor to the extended life span of patients with cystic fibrosis and to improve quality of life. The TOBI® formulation is well tolerated by patients, leading to increased patient compliance and more effective control of infection. Treatment with TOBI® solution decreases the bacterial load, reduces the associated inflammatory response, and improves overall lung function. We market the TOBI® solution in the U.S., the European Union, Canada, Switzerland, Norway, Israel, Argentina and Brazil.

PROLEUKIN® (aldesleukin) for injection—We manufacture and market PROLEUKIN®, a recombinant form of interleukin-2. Interleukin-2 is a protein produced naturally in the body in very small quantities which stimulates the immune system to increase the production and function of immune cells.

While the precise anti-tumor mechanism of PROLEUKIN® aldesleukin is unknown, research has demonstrated that PROLEUKIN® aldesleukin induces the proliferation of immune cells, including natural killer and cytotoxic T cells that can recognize and mobilize against tumor-specific antigens on the surface of malignant cells. We market PROLEUKIN® aldesleukin directly or through distributors in the U.S. and over 50 other countries in North America, Europe, Asia and South America to treat metastatic renal cell carcinoma (a type of kidney cancer), and in the U.S. and Canada to treat metastatic melanoma (a form of skin cancer). Studies have demonstrated that PROLEUKIN® aldesleukin offers the possibility of a complete and long-lasting remission in these diseases.

BETASERON® (interferon beta-1b) for SC injection—We manufacture BETASERON® (BETAFERON® in Europe) interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively “Schering”). Boehringer Ingelheim also supplies BETAFERON® interferon beta-1b to Schering for sale in Europe. Multiple sclerosis is an autoimmune disease in which the patient’s immune system attacks and destroys an element of the patient’s own central nervous system. The active ingredient in BETASERON® is a modified form of a beta interferon produced naturally by the human body. Interferons help to regulate the immune system, and BETASERON® interferon beta-1b is thought to help slow down the immune system’s attack on nerve tissue. While the ways in which BETASERON® interferon beta-1b actually affects multiple sclerosis are not clearly understood, it has been demonstrated clinically that BETASERON® interferon beta-1b may decrease the nerve damage associated with multiple sclerosis. It has been shown to reduce the overall frequency of multiple sclerosis relapses, which are also called exacerbations or attacks, as well as the number of moderate and severe relapses. BETASERON® interferon beta-1b is approved for relapsing/remitting multiple sclerosis in over 70 countries, including the U.S. and the nations of the European Union, and for secondary progressive multiple sclerosis in approximately 60 countries, including the nations of the European Union, Canada, Australia and New Zealand. In 2002, we and Schering AG launched a room temperature formulation of BETASERON® interferon beta-1b, which is the only beta interferon currently marketed in the U.S. that can be stored at room temperature long term up to two years. To further increase ease of use, Chiron and Schering AG introduced a diluent syringe presentation for BETASERON® interferon beta-1b in the U.S. in January 2004 and in Japan in December 2003.

In 2004, we filed for marketing approval of the following two products.

PULMINIQ™ (cyclosporine, USP) inhalation solution—In 2004, we submitted a new drug application, or NDA, to the FDA for marketing approval of PULMINIQ™ inhalation solution. We are seeking an indication for the increase in survival and prevention of chronic rejection in patients receiving allogeneic lung transplants, in combination with standard immunosuppressive therapy. We believe that PULMINIQ™ could be the first immunosuppressant approved for this indication. We acquired worldwide development and commercial rights for PULMINIQ™ from Novartis AG.

CUBICIN® (daptomycin for injection)—In 2004, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMEA, for the CUBICIN® antibiotic. The indication in the submission is for complicated skin and soft tissue infections where the presence of susceptible Gram-positive bacteria is confirmed or suspected. We acquired marketing rights to the antibiotic daptomycin for certain countries outside of the U.S. from Cubist Pharmaceuticals, Inc. The CUBICIN antibiotic has been approved by the FDA for the treatment of complicated skin and skin structure infections caused by Gram-positive bacteria.

Our biopharmaceutical products are manufactured primarily in our Emeryville, California and Vacaville, California facilities.

Sales of TOBI® formulation accounted for approximately 12%, 10% and 12% of our consolidated total revenues in 2004, 2003 and 2002, respectively. Revenues from BETASERON® interferon beta-1b, which include product sales to Schering and royalties earned on Schering’s European sales of

BETAFERON® interferon beta-1b, accounted for approximately 11% (8% product sales and 3% royalties), 11% (7% product sales and 4% royalties) and 13% (9% product sales and 4% royalties) of our consolidated total revenues in 2004, 2003 and 2002, respectively. No other biopharmaceutical product accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

Research and Development

Our research and development focuses on the prevention and treatment of cancer and infectious and pulmonary diseases. In addition to our research and development activities, technologies that are developed in collaborations with third parties, as well as technologies licensed from outside parties, also are sources of potential products for our segments. Products or product candidates that are inappropriate for our commercial organization are out-licensed to other companies. This portfolio of intellectual property is an important part of our business model.

Blood Testing

Chiron continues to pursue research and development of assays for transfusion-transmitted diseases, such as variant Creutzfeldt-Jakob disease (vCJD). In August 2004, we supplemented our existing vCJD research and development program by acquiring Prion Solutions Inc., a privately held company focused on research into vCJD and other Prion-related diseases.

We also participate in the development of a range of hepatitis and retrovirus immunoassays for use in screening of donated blood, plasma, organs and tissue and in-vitro clinical diagnostics through our joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc.

We moved beyond blood testing and into the broader realm of blood safety when we entered into collaboration with ZymeQuest in 2003 to develop and commercialize ZymeQuest’s enzyme conversion system. This system converts groups A, B and AB red blood cells to enzyme-converted universal blood group O (ECO). This technology could fill a critical need for blood and transfusion centers as between 5% and 10% of the global donated blood supply is discarded each year due to non-matches between donated blood and patients’ blood type requirements. We made an equity investment in ZymeQuest and obtained worldwide marketing and commercial rights to the technology.

Vaccines

Our vaccines segment research and development is focused on developing next generation influenza manufacturing capability, developing new vaccines for pandemic preparedness and broadening our meningococcal franchise. Next generation cell-culture production technology has the potential to increase the flexibility of our production process, while adding incremental capacity. We are developing an influenza cell culture vaccine and have currently undertaken a number of clinical studies in Europe, in which the vaccine has demonstrated satisfactory safety and immunogenicity. In the U.S. we are in discussion with the FDA to determine the clinical path for the filing of an investigational new drug application, or IND.

World health agencies are concerned about recent outbreaks of highly pathogenic avian influenza in poultry and are concerned that the present situation could give rise to another influenza pandemic in humans. In 2004, we were awarded contracts by the National Institute of Health (NIH) for production of pandemic H5N1 and H9N2 vaccines, which the National Institute of Allergy and Infectious Diseases (NIAID) expect to use in clinical studies of safety and immunogenicity.

In our meningococcal franchise, we are expanding our product line beyond MENJUGATE® vaccine, our conjugate vaccine against Meningococcus C infection, through the development of other vaccines against additional Meningococcal strains responsible for human disease. Meningococcal disease usually affects the membranes around the brain and spinal cord or the bloodstream, and can result in brain damage, blindness, deafness, limb amputations and death. Infection may be fatal even if diagnosed early, making prevention essential. Young children and persons in close living quarters such as college dorms or military facilities are at highest risk for meningococcal disease.

In 2004, we began distributing a meningococcal B vaccine in New Zealand, MENZB™, to protect against the specific meningococcal B strain responsible for a 13-year epidemic in that country.

Serotype B, along with serotypes A, C, W and Y cause approximately 95% of the meningococcal infections worldwide. Multivalent vaccines, effective against more than one serotype offer significant advantages over monovalent vaccines. We are developing a tetravalent conjugated vaccine against serotypes A, C, W and Y and are completing Phase II studies of this ACWY vaccine in a variety of age groups including ages under two.

While our current meningococcal B product, MENZB™ is efficacious against only a single strain of meningococcal B, we are also developing a second-generation vaccine candidate utilizing our novel genomic approach against Meningococcus B, a disease for which no broadly efficacious vaccine is currently available. We completed Phase I testing of the meningococcal B vaccine in 2004.

Through collaborations, we are obtaining human safety and immunogenicity information on hepatitis C virus vaccines candidates, and our vaccine against HIV, which is in Phase I testing. We are also developing novel adjuvants, compounds that amplify the immune response generated by vaccine antigens.

Biopharmaceuticals

Research and development in the biopharmaceutical segment develops protein and small molecule therapies for cancer and infectious and pulmonary disease.

Infectious and Pulmonary Disease

Tifacogin (recombinant Tissue Factor Pathway Inhibitor)—Tifacogin, a coagulation inhibitor, was developed in collaboration with Pfizer, Inc. In October 2003 we acquired all of Pfizer, Inc.’s interest in tifacogin, in return for which Pfizer will receive royalties on sales of tifacogin. In 2004 we initiated a Phase III trial for tifacogin in patients with severe community-acquired pneumonia (CAP). CAP is a serious infection of the lungs caused by various, well-defined pathogens. Severe CAP affects approximately 300,000 patients in the United States annually requiring ICU admission, of whom approximately 30 percent die.

Tobramycin inhalation powder (TIP)—In December 2001, we entered into a collaboration with Nektar Therapeutics Inc. (Nektar) to develop and register an inhalable dry-powder formulation of the antibiotic tobramycin as an extension of our TOBI® formulation franchise. TIP is used with a new hand-held, fully portable device. We completed Phase I clinical trials in 2004, and based on an understanding with the FDA, we anticipate moving to Phase III testing of the product in 2005.

Oncology

PROLEUKIN® (aldesleukin) for injection plus rituximab—Enrollment in a Phase II study of PROLEUKIN aldesleukin plus rituximab (IL2NHL003) in patients with low-grade non-Hodgkin’s lymphoma who have failed rituximab therapy was completed in 2004. In addition, in 2004 we initiated a Phase II trial of PROLEUKIN aldesleukin in rituximab-naïve patients with non-Hodgkin’s lymphoma who have failed to respond to chemotherapy (IL2NHL006, or the PEaRL—PROLEUKIN Enhances Rituximab in Lymphoma study).

CHIR-258 (growth factor kinase inhibitor)—CHIR-258 is our first small-molecule oncology compound. In 2004, we initiated two Phase I studies of CHIR-258: one in acute myelogenous leukemia (AML) and the other in solid tumors.

CHIR-12.12—In December 2004 we filed an IND application for a monoclonal antibody oncology compound, anti-CD40. This is the first project being developed under our collaboration agreement with Xoma Ltd. for the commercialization of therapeutic antibodies for cancer.

Research and Development Expenses and Related Revenues

Research and development expenses for the years ended December 31, 2004, 2003 and 2002 for Chiron-sponsored research, including payments to collaboration partners, were $431.1 million, $409.8 million and $325.8 million, respectively. Under contracts where we recognize revenue based upon research and development work performed, the revenues amounted to $20.9 million, $16.8 million and $19.9 million in 2004, 2003 and 2002, respectively. We recorded these revenues in “Collaborative agreement revenues” and “Other revenues” in the Consolidated Statements of Operations. Generally, these revenues include fees for research services as they are performed or completed and milestone payments upon attainment of specified benchmarks.

Business Relationships

We have important business relationships with various companies, including;

Gen-Probe Incorporated

We have a collaboration with Gen-Probe relating to the development and commercialization of NAT products under the PROCLEIX brand name to screen donated blood, plasma, organs and tissue for viral infection. PROCLEIX assays and systems incorporate NAT technology to detect viral RNA and DNA in donated blood and plasma during the very early stages of infection, when those infectious agents are present but cannot be detected by immunodiagnostic tests. Gen-Probe manufactures the NAT assays and certain instruments, and Chiron sells both assays and instruments under the PROCLEIX® brand name. Effective January 1, 2004, under an amendment to the worldwide blood screening collaboration agreement with Gen-Probe, permanent, fixed revenue shares were adopted for each party. Gen-Probe’s share was set at 45.75% of net revenues for assays, which include a test for the hepatitis C virus. For commercial assays, which do not test for hepatitis C virus, such as the West Nile test, each party retains 50% of the net revenues after deduction of specified expenses.

Ortho-Clinical Diagnostics, Inc.

We have a joint business contractual arrangement with Ortho-Clinical Diagnostics relating to the development and commercialization of immunodiagnostic tests using recombinant DNA and antibody technologies to detect retroviruses and hepatitis viruses in blood. Under the terms of the arrangement, Ortho-Clinical Diagnostics manufactures and sells the assays and instrument systems, and Chiron supplies raw materials for the assays. Chiron and Ortho-Clinical Diagnostics share equally in the pretax operating earnings generated by the joint business contractual arrangement. Our joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. The joint business contractual arrangement holds the immunodiagnostic rights to our hepatitis and retrovirus patents and receives royalties from the sale of hepatitis C virus and HIV tests sold by Abbott Laboratories, Inc. and from sales of hepatitis C virus tests by Bio-Rad Laboratories, Inc. and certain other licensees.

Cubist Pharmaceuticals

In October 2003, we entered into a license agreement for the development and commercialization of Cubist’s antibiotic, CUBICIN®, in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. Under the agreement, we pay upfront payments, regulatory and sales milestones, and a tiered royalty on CUBICIN® daptomycin sales in the territories.

Schering AG and Berlex Laboratories, Inc.

Chiron and Berlex, Inc., a subsidiary of Schering AG of Germany, jointly developed BETASERON® (BETAFERON® in Europe) interferon beta-1b. BETASERON product is manufactured by us and sold in the United States and Canada by Berlex. BETAFERON® interferon beta-1b is manufactured by us and Boehringer Ingelheim in Europe and is sold by Schering AG. BETAFERON® and BETASERON® product revenues recognized under this agreement contributed 11%, 11% and 13% of our consolidated total revenues in 2004, 2003 and 2002, respectively. Under the agreement, for product manufactured by us and marketed by Schering AG and its affiliates, including Berlex, we receive revenue, which is recorded as product sales. For product manufactured by Boehringer Ingelheim and marketed by Schering in Europe under the trade name BETAFERON®, we receive royalties net of Schering’s supply costs.

Nektar Therapeutics, Inc.

In December 2001, we entered into a collaboration with Nektar to develop and register an inhalable dry-powder formulation of the antibiotic tobramycin as an extension of our TOBI® formulations franchise. Under the terms of the collaboration, Nektar is responsible for development of the dry powder formulation and inhalation device, as well as supplying drug product for clinical trials and the market. Chiron is responsible for all other aspects of drug development including clinical trial conduct, regulatory submissions, preparation for product launch and sales and marketing of the final drug product. Under the agreement, we pay upfront payments and development milestones, and we will pay royalties when the product is commercialized.

XOMA Ltd.

We have a worldwide, exclusive, multi-product, collaborative agreement with XOMA for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies jointly research, develop, and commercialize multiple antibody product candidates. Under the agreement, the companies share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with Chiron’s share being 70% and XOMA’s share being 30%. We made an initial payment of $10.0 million, and have made a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund XOMA’s share of development expenses.

Commercialization

Technologies arising out of our research and development efforts are commercialized in various ways:

•       We market and distribute certain products, either directly or through distributors. See “Sales and Marketing” below;

•       We develop other products in collaboration with third parties. Under collaboration agreements, marketing rights may be assigned to us or to the collaborator or shared by both parties. In the event rights are assigned to us, we generally pay royalties to or enter into revenue split agreements with our collaborator. In the event marketing rights are assigned to the collaborator, we often retain the right to manufacture and supply key raw materials; and

•       We license other technologies to third parties, with the licensee assuming responsibility for further development. We generally receive royalties on sales of the resulting product. Agreements under which we currently derive royalty revenues for technologies licensed to third parties include:

•        licenses to F. Hoffmann-LaRoche Limited and Roche Molecular Systems, Inc. under our hepatitis C virus and HIV related patents for use in nucleic acid amplification in in vitro diagnostics and in blood screening,

•        an agreement with Bayer Corporation relating to, among other things, use of our hepatitis C virus and HIV technologies for nucleic acid amplification in in vitro diagnostics,

•        a license to the German Red Cross for use of our HIV-1 and hepatitis C virus (HCV) technology for use in molecular probe “home brew” blood screening,

•        a license to LabCorp, including its subsidiary, National Genetics Institute, to use our patented HCV NAT technology in screening plasma donations in the United States and

•        agreements with Novo Nordisk AS relating to technology used in the manufacture of recombinant human insulin and glucagons.

Sales and Marketing

Blood Testing

Our blood testing global marketing, U.S. sales and global distribution organization for nucleic acid testing products is based in Emeryville, California and has representatives around the world. Our two primary regional offices are located in Paris, France and Hong Kong, China. We sell products to the public sector through tenders (a bid solicitation process) and to private sector blood banks directly and through distributors.

In 2002, we signed a multi-year agreement with the American Red Cross, which collects approximately 50% of the 14 to 15 million units of blood collected in the U.S. each year. Under that agreement, the American Red Cross purchases from Chiron certain products, instrumentation and services that enable the American Red Cross to perform amplified nucleic acid screening on the blood it collects. Currently we are in multi-year contracts through the tender process with the public sector blood services of many countries outside the U.S., with the most significant in terms of size being the United Kingdom, Belgium, France and Australia.

Vaccines

Our marketing and sales organization for the German market is based in Marburg, Germany, the Italian market in Siena, Italy, and the United Kingdom market in Oxford, United Kingdom. In 2004, we established a U.S. Vaccines headquarters in Philadelphia, Pennsylvania. In general, we market our influenza and rabies vaccines in the U.S. through a network of specialist distributors. In the U.S. and internationally, our direct sales efforts are focused on pediatricians and general practitioners. We also sell products to the public sector through tenders and to private sector pharmacies directly and through wholesalers and distributors.

BioPharmaceuticals

Our biopharmaceutical marketing and sales organization for the U.S. is headquartered in Emeryville, California, and European operations are headquartered in Thames Valley, England. We focus our sales efforts on specialist physicians, principally oncologists and pulmonologists, who are based in hospitals and large clinics. Generally, we sell products to wholesalers, distributors, clinics and hospital pharmacies.

Competition

We operate in a highly competitive environment, and we expect competition to increase. Competitors include large pharmaceutical and blood testing companies, and biotechnology companies. Some of these competitors, particularly large pharmaceutical and blood testing companies, have greater resources than we have. We and our competitors apply rapidly evolving technologies and new developments that frequently result in price competition and product obsolescence. Substantial consolidation is underway in the global healthcare industry and is expected to produce greater efficiencies and even more intense competition. To compete effectively, we invest heavily in research and development, maintain specialized sales forces that concentrate on individual classes of customers and spend significant amounts on advertising, promotion and selling.

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

Blood Testing

The PROCLEIX® product line is based on proprietary Transcription Mediated Amplification (TMA) technology developed by Gen-Probe. The primary competition is with polymerase chain reaction (PCR) based products. PCR-based products are supplied to the market by F. Hoffmann-LaRoche, a Chiron licensee, or developed in-house by blood banks (referred to as “homebrew”). The commercial market for nucleic acid testing products in the blood banking and plasma industries has developed rapidly as regulatory agencies in developed countries began in 1999 to develop policies and mandates that require this new technology to be implemented as an additional measure to improve blood safety. In developing countries there has been a move to implement nucleic acid based tests in the private health care sector and we anticipate this expanding to the public arena over the next several years. Competition in this sector is the same as in the developed countries.

We are the sole manufacturer of hepatitis C virus antigens for use in immunodiagnostic assays of the Ortho-Clinical Diagnostics, Inc. joint business contractual arrangement. We also manufacture hepatitis C virus antigens for Abbott Laboratories, Inc.’s immunodiagnostic assays. In the immunodiagnostic blood testing market, the Ortho-Clinical Diagnostics joint business contractual arrangement competes with Abbott Laboratories. The joint business contractual arrangement has experienced increased competitive pressures from Abbott Laboratories’ ABBOTT PRISM® instrument system. The joint business contractual arrangement also develops and sells immunodiagnostic instruments and assays to detect hepatitis, retrovirus and other agents in clinical diagnostic applications. Many other companies, including F. Hoffmann-LaRoche Limited and Bayer Corporation, are significant competitors with respect to these products.

Vaccines

Four large companies hold the majority share of the worldwide vaccines business: Merck, GlaxoSmithKline, Wyeth and Sanofi-Aventis. We are the world’s fifth largest vaccines company. Sanofi-Aventis has a strategic alliance with Merck in Europe. All of these companies have substantial research and development programs. Additionally, there are a number of biotechnology companies involved in research programs, primarily involving a limited range of vaccines. We are aware of a variety of companies that are developing influenza cell culture manufacturing technology.

The competitive factors in vaccines are proven ability to supply product (particularly for influenza sales in the U.S.), price, the introduction of new products including vaccines against diseases for which no vaccine was previously available and new combination vaccines which can prevent several diseases in a single product. Public health authorities, medical practitioners and patients frequently favor combination vaccines, particularly in pediatric vaccines, because they eliminate the need for multiple injections and may increase overall compliance with recommended vaccination schedules. As new combination vaccines are introduced, older combinations and single products often become obsolete. We may be limited in our ability to develop and market certain combination vaccines if one of the vaccines, which would otherwise be included in the combination, is covered by valid and enforceable patents or other proprietary rights held by third parties.

Prior to the MHRA’s prohibition on our release of any FLUVIRIN® vaccine manufactured at our Liverpool facility since March 2, 2004 and its suspension of our Liverpool manufacturing license from October 5, 2004 through March 2, 2005, we were one of two primary suppliers of influenza vaccine to the U.S. Although the MHRA has lifted the suspension of our license to manufacture FLUVIRIN® vaccine in Liverpool, our inability to supply FLUVIRIN® vaccine during the 2004-2005 influenza season may lead to loss of market share as competitors have announced plans to introduce influenza vaccine products in the United States during the 2005-2006 season and are seeking expedited regulatory approval to do so. Our influenza vaccines sold in Europe, FLUAD®, AGRIPPAL®, and BEGRIVAC™, remain competitive there. Competition varies by region according to product license approvals. All influenza vaccines producers, including us, face an annual change in influenza strains, which can act as a barrier for new competitors.

MENJUGATE®, our meningococcal C vaccine, faces competition from vaccines produced by two other companies, Baxter International, Inc. and Sanofi-Aventis. These companies are also competing for future meningococcal vaccine business  worldwide.

Biopharmaceuticals

TOBI® tobramycin solution for inhalation is the first and only inhaled antibiotic solution to be approved by the FDA for cystic fibrosis. The use of oral and intravenous antibiotics to treat pseudomonal and other bacterial infections is well established and in cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. The advantage of inhalation is that it permits higher antibiotic concentrations in the lung and reduces side effects by limiting systemic exposure. Competitive medical therapies include generic antibiotics, anti-inflammatory drugs, pharmacist compounded generic tobramycin, oral replacement enzymes to maintain nutrition and mucolytics to clear pulmonary secretions.

PROLEUKIN® (aldesleukin) for injection is the only product approved by the FDA to treat metastatic renal cell carcinoma and one of two approved treatments for metastatic melanoma. However, there are numerous products that are used to treat both cancers on an off-label basis, including alpha interferons sold by F. Hoffmann-LaRoche Limited and Schering-Plough Corporation, and various monoclonal antibody therapies. Other competitors include Eli Lilly and Company, Bristol-Myers Squibb Company and Celgene Corporation. In addition, a number of companies are conducting large clinical trials of potential monoclonal antibody therapies. The enrollment in these trials reduced the available new patients for PROLEUKIN aldesleukin in 2004, and these competitive pressures are expected to continue.

BETASERON® (interferon beta-1b) for SC injection, as a treatment for multiple sclerosis, competes with  AVONEX®, a recombinant beta interferon, sold by Biogen Idec, Inc., REBIF®, a recombinant beta interferon, from Serono, S.A.(Serono), marketed and sold in the U.S. by Pfizer Inc., and COPAXONE® glatiramer acetate injection from Teva Pharmaceutical Industries, Ltd. NOVANTRONE® mitoxantrone for injection concentrate is marketed and sold by Serono for the treatment of secondary progressive multiple sclerosis. In addition, BETASERON® interferon beta-1b competed for a number of months with TYSABRI®, a humanized monoclonal antibody which was marketed by Biogen Idec, Inc. and Elan Pharmaceuticals until marketing was suspended by these companies in February, 2005. The multiple sclerosis market is highly competitive, and will remain so as various other companies have treatments for multiple sclerosis in clinical development.

Government Regulation

Regulation by governmental authorities in the U.S. and other important locations is a significant factor in the manufacture, marketing and sale of our products and in our research and development activities.

For all of our products, the time and expense needed to complete the required clinical studies, prepare and submit the required applications and supporting documentation and respond to inquiries generated by regulatory review can far exceed the time and expense of the research initially required to create the product. These factors largely determine the speed with which a successful research program is translated into a marketed product.

Blood Testing

In the U.S., blood-testing products, whether based upon nucleic acid testing or immunodiagnostic  testing technologies, may only be commercially used pursuant to the terms of approval of specific license applications in which the product’s safety and effectiveness must be demonstrated based upon well-controlled studies. Upon approval of the license application, the product may be marketed for the specific uses, which were identified in the approval. Facilities, processes and operations used for the manufacture, testing, storage and distribution of our blood testing products in the U.S. are subject to FDA approval and periodic inspection.

In Europe, our blood testing products are regulated through the In Vitro Diagnostic Medical Devices Directive. The PROCLEIX® HIV-1/HCV Assay and PROCLEIX® ULTRIO™ Assay are in compliance with the IVD Directive. In other geographic areas, such as Australia, Canada and Mexico, local regulatory authorities regulated blood-testing products.

Vaccines and Biopharmaceuticals

In the U.S., our therapeutic and vaccine products (both commercial and investigational) are primarily regulated under federal law and are subject to rigorous FDA approval procedures. No product can be marketed in the U.S. until an appropriate application is approved by the FDA. The FDA applies the approval procedures on a product-by-product basis and typically requires, among other things, an extensive three-phase human clinical testing program. In Phase I, studies are conducted with a relatively small number of subjects to assess the safety of the product. In Phase II, the product is evaluated in a larger group of subjects to begin to assess efficacy and appropriate dosing. Phase III studies are conducted in the target population with a number of subjects that is large enough to provide sufficient data to establish statistically the safety and efficacy of the product. The FDA approves products to treat specified medical conditions or disorders. Further studies would be required to market the product for other uses. The FDA must inspect and approve all facilities used to manufacture, fill, test and distribute biologic products. If any change in manufacturing facilities or processes occurs after FDA approval, additional regulatory review and possibly additional clinical studies may be required.

Licensing procedures in Europe are comparable to those in the U.S. In 1995, the European Union established a centralized procedure for licensing of products derived from the use of high technology/biotechnology processes. This procedure leads to the grant of a single license for the entire European Union. Effective January 1, 1998, the European Union has also adopted a decentralized procedure under which a license granted in one member state is mutually recognized by the other member states, leading to a grant of licenses in member states recognizing the original license. This procedure is replacing independent national licensing of products in the European Union. In addition, products must receive country pricing approvals in some territories before they can be marketed in that country.

Patents and Intellectual Property Rights

Patents are very important to our business. We have a policy of seeking patents on inventions arising from our research and development activities. The time and expense required to develop and obtain regulatory approval to market human healthcare products is significant. Without the protection of patents or trade secrets, competitors may be able to use our inventions to manufacture and market competitive products without being required to undertake the lengthy and expensive development efforts made by us. We also receive significant revenue through the licensing of these patents to third parties. We have a substantial number of granted patents and pending patent applications in the U.S. and other important markets. Additionally, we have licensed a number of patents and patent applications from third parties. Additional information is provided below on the certain patents held or licensed by us that relate to our key products. The existence of such patents does not mean they are valid or can be enforced against competitive products. We seek term extensions for some patents, which are available in certain countries based on delays in the grant of regulatory approvals for the sale of products covered by these patents. For these reasons the expiration dates provided below are not definitive.

We consider our trademarks and registered trademarks and those of our subsidiaries, in the aggregate, to be of material importance. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable price terms.

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

Blood Testing

The PROCLEIX® HIV-1/HCV Assay is covered by numerous patents held by us in the U.S. and worldwide. These patents contain claims directed to methods of hybridization and methods for determining the presence of the hepatitis C virus in a sample and to probes/primers utilized in such a process. The hepatitis C virus patent family for NAT expires in the U.S. in 2015 and ex-U.S. in 2010. The HIV patent family expires in the U.S. in 2020 and ex-U.S. in 2005. The PROCLEIX® System product line is also covered by several patents held by Gen-Probe Incorporated and licensed to us.

The PROCLEIX® ULTRIO™ Assay is covered by several patents held by Gen-Probe and licensed to us.

The PROCLEIX® WNV Assay is covered by several patents and pending applications held by Gen-Probe and licensed to us.

The hepatitis C virus immunoassay diagnostic products sold by our joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc. are covered by numerous patents in the U.S. and worldwide. These patents contain claims directed to hepatitis C virus immunoassay methods, kits and hepatitis C virus polypeptides. In the U.S., certain patents expire between 2011 and 2017. The corresponding European family of patents expires in 2010.

The HIV immunoassay diagnostic products sold by our joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc. are covered by numerous patents in the U.S. and worldwide. The earliest patents expire in 2009 in the U.S. and 2005 in Europe.

We own additional HCV and HIV patent families and pending applications.

We hold the registered trademark PROCLEIX®, and the trademarks ULTRIO™ and OPTIVA™. TIGRIS™ is a trademark of Gen-Probe.

Vaccines

FLUAD®, our adjuvanted influenza vaccine, contains the proprietary adjuvant MF-59. The U.S. patents containing claims related to MF-59 expire in 2018. Patents in Canada, Japan, Germany, Ireland, Portugal and Hungary expire in 2010.

Widely registered trademarks of Chiron and our subsidiaries include AGRIPPAL®, FLUAD®, FLUVIRIN®, MENJUGATE®, RABAVERT®, RABIPUR®, and RIBA®. Other trademarks of Chiron and our subsidiaries include ARILVAX™, BEGRIVAC™, ENCEPUR™, POLIORAL™ and TRIACELLUVAX™.

Biopharmaceuticals

The patent family related to our first generation TOBI® tobramycin solution for inhalation product includes claims related to product formulation and methods of treating pseudomonas aeruginosa infections. The U.S. and European patents expire in 2014 and 2015, respectively.

We own or are the exclusive licensee of various patent families related to PROLEUKIN®, the serine-125 interleukin-2 mutein product, and uses thereof. The patents related to the PROLEUKIN® product will expire in the U.S. in 2012 and in Europe in 2005.

One of the earliest patent families that relate to BETASERON® and BETAFERON® interferon beta-1b in the U.S. and Europe, respectively, relate to serine-17 interferon-beta protein used in manufacturing the product. The U.S. patent in this family expires in 2007. The terms of the European patent in this family has been extended to 2008 through Supplementary Protection Certificates.

We own additional pending patent applications directed to the use of IL-2 in combination therapy in cancer or infectious disease.

We own patent applications related to the use of tifacogin in severe pneumonia. Any eventual patent in this family will expire in 2022.

We have widely registered the trademarks PROLEUKIN® and TOBI® in addition to holding the trademark CARDIOXANE™ for dexrazoxane, a cardioprotectant for doxorubicin cancer treatment. The trademarks BETASERON® and BETAFERON® are trademarks of Schering AG. CUBICIN® is a trademark of Cubist Pharmaceuticals.

Seasonality

Sales of certain of our products, particularly influenza vaccines, are seasonal, with higher sales in the third and fourth quarters of the year. ENCEPUR™, our vaccine against tick-borne encephalitis, is also seasonal with higher sales in the first half of the year.

Manufacturing and Raw Materials

Gen-Probe and Ortho-Clinical Diagnostics perform the manufacturing for the products sold by our blood testing business segment. We have engaged both Gen-Probe and Ortho-Clinical Diagnostics in extensive business continuity planning to limit any disruption to our current source of these blood safety products in the event of a loss of manufacturing capability. We maintain several months’ supply of NAT reagents in inventory. Ortho maintains similar inventories of immunodiagnostics products.

The vaccines segment primarily manufactures product in our facilities in the United Kingdom, Germany, Italy and India. In connection with the production of our flu vaccine products, we must purchase large quantities of chicken eggs. For FLUVIRIN® vaccine, we purchase those eggs and incubation services from a single supplier in the United Kingdom, and pursuant to the contract with that supplier we have agreed to make specified purchases from that supplier through 2009, subject to our right to terminate this agreement earlier upon payment of a termination fee.

Biopharmaceutical products are generally manufactured in our facilities in the United States. In addition, we perform some limited contract manufacturing for other organizations. Raw materials and supplies are generally available from various suppliers in quantities adequate to meet our needs, although we have single source suppliers for some components and value-add steps, including the pre-filled diluent syringe for BETASERON® interferon beta-1b. We purchase bulk powdered tobramycin, the primary basic raw material in TOBI® tobramycin, from two of the principal worldwide suppliers of the drug. We anticipate that either one of these suppliers alone will be able to supply sufficient quantities to meet current needs.

Our manufacturing facilities as well as those of our third-party service providers, suppliers and manufacturers are subject to continuing inspection by the FDA or comparable agencies in other jurisdictions.

We believe that our existing manufacturing facilities and outside sources will allow us to meet near-term manufacturing needs for our commercial products and our other products in clinical trials. In 2003, our Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of our flu vaccines manufacturing facility in Liverpool, England. The new manufacturing facility will replace a portion of the existing flu vaccines manufacturing facilities in Liverpool, England and is anticipated to be available in the middle of 2008 for the manufacture of flu vaccines, subject to regulatory approval.

Employees

Our employees are the core of Chiron and are vital to our success. As of December 31, 2004, Chiron and its subsidiaries had approximately 5,400 employees, approximately 2,500 of whom were located in the U.S. The company has experienced no work stoppages and we consider our employee relations to be good.

Relationship with Novartis AG

In January 1995, we established an alliance with Novartis, a life sciences company headquartered in Basel, Switzerland. As of January 31, 2005, Novartis owned 42% of our outstanding common stock.

We have entered into a series of agreements with Novartis, which provide, among other things and subject to certain conditions and exceptions:

•       Novartis has the right to designate for nomination to our Board of Directors three individuals. The number of directors that Novartis may nominate declines if Novartis’ ownership interest in us is less than 30%.

•       As long as Novartis owns at least 40% of our common stock, we may not engage in certain transactions, including significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron’s Restated Certificate of Incorporation or Bylaws, without Novartis’ approval.

•       Novartis will not increase its ownership interest in us above 55% unless it either acquires all of our outstanding capital stock in a “buy-out” transaction or it increases its ownership interest in us up to 79.9% in a transaction approved by a majority of the independent members of our Board of Directors.

•       Novartis provided certain funding to us for research on certain adult and pediatric vaccines, Insulin-like Growth Factor-I, Factor VIII gene therapy and Herpes Simplex Virus-thymidine kinase. Funding under this agreement ended December 31, 2001. In exchange for providing this funding, Novartis has certain co-promotion rights for certain vaccines and an interest in certain royalties on sales of certain products resulting from the funded research.

•       Novartis will guarantee certain indebtedness on behalf of us until January 2008.

•       We may require Novartis to purchase shares of our common stock directly from us at fair market value, up to a maximum subscription amount (initially $500.0 million, subject to adjustment based on other purchases made by Novartis under related agreements, increases in amounts of certain of our indebtedness Novartis is required to guarantee or otherwise) through January 2006.

•       Novartis has an option to purchase newly issued shares of our common stock directly from us at fair market value, subject to certain conditions, including the standstill restrictions described above.

•       Novartis and we will cooperate and collaborate in research, development, manufacturing and marketing of biotechnology products on an arm’s-length basis while remaining independent to pursue our respective corporate strategies and opportunities.

For more information on certain of these agreements, see Note 10, “Related Party Transactions” of Notes to Consolidated Financial Statements.

Available Information

The following documents can be found free of charge on our website at http://www.chiron.com or by contacting our Investor Relations department at (510) 923-2300 or by sending an e-mail message to investor_relations@chiron.com:

•       our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission;

•       our Corporate Governance Guidelines and our Code of Conduct and Commitment to Ethical Conduct;

•       our Policy on Reporting Suspected Financial Integrity Concerns; and

•       the charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Finance Committee and of our Board of Directors.

The information contained on our website, or other websites linked to our website, is not part of and is not incorporated by reference into this report.

ITEM 2.                PROPERTIES

Emeryville Campus

Our principal executive offices are located in Emeryville, California. As of December 31, 2004, our campus consisted of 24 buildings, of which 14 are leased and 10 are owned. Our Emeryville facilities include research and development, manufacturing and administrative facilities and a parking structure for our biopharmaceutical, vaccine and blood-testing businesses.

Other Facilities

In 2003, our Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of our flu vaccines manufacturing facility in Liverpool, England. The new manufacturing facility will replace a portion of the existing flu vaccines manufacturing facilities in Liverpool, England and is anticipated to be available in the middle of 2008 for the manufacture of flu vaccines, subject to regulatory approval.

We also own and lease manufacturing facilities in Vacaville, California used principally for our biopharmaceutical business. The owned facility has available capacity due to lower than expected demand for certain of our products and improved production yields from other facilities. As a result, we have entered into contract manufacturing agreements to utilize this available capacity (see the Biopharmaceuticals section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).

We have the following facilities for our vaccines operations:

Owned

•       Manufacturing, administrative and research and development facilities in Rosia, Italy,

•       Manufacturing, administrative and research and development facilities in Siena, Italy,

•       Manufacturing facilities in Liverpool, England and

•       Manufacturing facilities in Ankleshwar, India.

Leased

•       Manufacturing facilities in Liverpool, England,

•       Administrative office in Oxford, England,

•       Manufacturing, research and development and administrative facilities in Marburg, Germany,

•       Administrative and sales offices in Mumbai, India,

•       Administrative office in Fairfax, Virginia,

•       Sales office in Philadelphia, Pennsylvania,

•       Sales office in Thailand,

•       Sales office in China and

•       Sales office in Brno-Slatina, Czech Republic.

We lease the following facilities for our biopharmaceutical operations:

•       Research and development and administrative facilities in Seattle, Washington,

•       Manufacturing and distribution facilities in Annandale, New Jersey,

•       Administrative and sales offices in Amsterdam and Rijswijk, The Netherlands,

•       Administrative and warehouse facilities in Munich, Germany,

•       Sales office in Hong Kong,

•       Several sales offices in Europe and Canada,

•       Laboratory facility in Davis, California and

•       Sales, marketing and administrative facility in Thames Valley, England.

We lease a number of other facilities in North America and Europe primarily for sales and service offices.

As described in Item 7 of this report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are currently undertaking remediation efforts at our Liverpool facility. In addition, as noted above, our Board approved in 2003 a new building lease and capital improvements as part of a $97.0 million project for expansion and replacement of our flu vaccines manufacturing facility in Liverpool.

We believe that our other current facilities are in good operating condition and are adequate for our current needs. However, we are expanding to meet future requirements. We continually evaluate future requirements for our facilities.

ITEM 3.                LEGAL PROCEEDINGS

Average Wholesale Price Litigation

In January 2003, the County of Suffolk filed a complaint in the United States District Court for the Eastern District of New York against numerous biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including TOBI® solution, which are reimbursed by Medicaid. In November 2004, the County of Nassau filed an identical complaint, also in the United States District Court for the Eastern District of New York. In both cases, the plaintiff alleged that defendants violated federal racketeering laws, federal and state laws on Medicaid fraud, and state laws on unfair trade practice, breach of contract, fraud and unjust enrichment by devising and implementing a fraudulent pricing scheme against Medicaid beneficiaries, and sought declaratory relief, as well as compensatory and punitive damages. In January 2005, the County of Suffolk filed an amended complaint with the In re Pharmaceutical Industry Average Wholesale Price Litigation pre-trial proceedings that did not name Chiron as a party to the action.

In February 2005, the State of Illinois through its Attorney General filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, against numerous biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products that are reimbursed by Medicare and Illinois Medicaid. The Attorney General alleges that defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act, the Illinois Public Assistance Fraud Act, and the Illinois Whistleblower Reward and Protection Act, and seeks declaratory relief as well as damages.

It is anticipated that additional lawsuits involving the average wholesale price issues for these and other products sold by Chiron through Medicaid and/or Medicare may arise. If any such action resulted in a final judgment against Chiron, Chiron could face substantial damages exposure.

The Office of the Inspector General of the United States Department of Health and Human Services and certain State Attorneys General are investigating pharmaceutical industry practices concerning reporting of average wholesale prices for products covered by Medicare and Medicaid. It appears that the Office of the Inspector General’s investigation is connected to a pending, but as yet unserved, qui tam (whistle blower) lawsuit, in which Chiron and other companies are named defendants.

It is not known when nor on what basis these matters will be resolved.

F. Hoffmann-La Roche A.G. and Roche Diagnostics GmbH—HCV

In September 1999, F. Hoffman-LaRoche AG (“Roche”) filed an appeal with the Court of Appeals in Dusseldorf, Germany, regarding a Regional Court’s decision to enjoin Roche from the import, use, possession and sale of certain hepatitis C virus immunoassay products in Germany based on Chiron’s EP 0 318 216 (the “‘216 patent”). After withdrawing certain claims from the ‘216 patent, Chiron rescinded that injunction and substituted EP 0 450 931 (the “‘931 patent”) and Chiron’s German Patent Nos. DD 298 527, DD 298 524 and DD 287 104 (collectively, the “German Patents”) in the appellate proceeding. In October 2003, the Court of Appeals ruled that Roche’s HCV immunoassay kits containing a certain antigen infringe all three German Patents. Accordingly, the Court of Appeals granted Chiron requested injunction. Chiron has enforced the injunction. Roche is attempting to appeal this decision to the German Federal Supreme Court.

In July 2000, Chiron filed suit against Roche Diagnostics GmbH (“Roche Diagnostics”) in the German Federal Court (“Landgericht”) in Dusseldorf, Germany, asserting that Roche Diagnostics’ manufacture and sale of hepatitis C immunoassay products infringe Chiron’s German Patent No. DD 298 524 (the “‘524 patent”). In July 2003, the Landgericht decided that Roche Diagnostics’ HCV immunoassay kits containing a certain antigen infringe Chiron’s ‘524 patent. Accordingly, the Landgericht granted Chiron the right to enjoin Roche Diagnostics from the import, use, possession and sale of such kits in Germany. In August 2003, Chiron enforced the injunction against Roche Diagnostics. In November 2003, Roche Diagnostics filed an appeal with the Court of Appeals. In January 2005, the Court of Appeals denied Roche Diagnostics’ appeal and denied Roche Diagnostics leave to appeal as a matter of right to the Supreme Court.

In December 2000, Roche Diagnostics initiated nullity proceedings before the German Federal Patent Court (“Bundespatentgericht”) regarding Chiron’s ‘931 patent and the German Patents. In August 2002, the Bundespatentgericht upheld the validity of the German Patents, but nullified the German portion of the ‘931 patent. In November 2002, both Chiron and Roche Diagnostics filed appeals before the Federal Supreme Court regarding the Bundespatentgericht’s nullity decisions. Certain infringement actions related to the ‘931, ‘104 and ‘527 nullity proceedings are currently stayed pending the outcome of these appeals.

It is not known when nor on what basis these matters will be resolved.

FLUVIRIN® influenza virus vaccine

In October 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency (the “MHRA”), sent a letter prohibiting Chiron from releasing any FLUVIRIN vaccine doses manufactured at its Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that Chiron’s manufacturing process did not comply with U.K. good manufacturing practices regulations. In addition to prohibiting release of existing FLUVIRIN vaccine doses, the MHRA letter also suspended Chiron’s license to manufacture influenza virus vaccine in its Liverpool facility. Chiron’s license to manufacture influenza virus vaccine in its Liverpool facility was suspended from October 5, 2004 through March 2, 2005, when the MHRA lifted its suspension of the license. In addition, following the MHRA’s decision and an inspection by the U.S. Food and Drug Administration (the “FDA”), the FDA sent Chiron a warning letter on December 9, 2004 citing violations of good manufacturing practices. Chiron responded to the FDA’s warning letter on January 7, 2005. In a subsequent letter to Chiron, the FDA stated that Chiron’s responses appear to be adequate, but that implementation and effectiveness of Chiron’s corrective actions and overall compliance would be evaluated in a subsequent inspection. The FDA is still expected to conduct a full inspection to determine whether deficiencies noted in its warning letter have been resolved.

In October 2004, Chiron received a grand jury subpoena issued by the U.S. Attorney’s Office for the United States District Court for the Southern District of New York requesting production of certain documents and materials relating to the suspension of our license. Also, in October 2004, the U.S. Securities and Exchange Commission, or SEC, notified Chiron that it would conduct an informal inquiry into the suspension with respect to potential violations of federal securities laws. The SEC also requested copies of related records. In February 2005, the SEC issued a formal order of investigation with respect to potential violations of federal securities laws. In November 2004, the U.S. House of Representatives Committee on Energy and Commerce notified Chiron that it is conducting an investigation into the license suspension. The Committee also requested copies of related records. Chiron is cooperating with these investigations, and has provided documents and information and made witnesses available for interviews.

A.   FLUVIRIN® vaccine Securities Class Actions

Between October 2004 and December 2004, five securities class action lawsuits were filed against Chiron and certain Chiron officers on behalf of purchasers of Chiron securities for class periods ranging from July 23, 2003 through October 13, 2004. Four of the suits were filed in the United States District Court for the Northern District of California. One action, although originally filed in the United States District Court for the Eastern District of Pennsylvania, was later transferred to the United States District Court for the Northern District of California. In February 2005, the Court approved the voluntary dismissal of two of the five class actions. The three remaining complaints allege, among other things, that the defendants violated certain provisions of the federal securities laws by making false statements preceding the suspension of Chiron’s license to manufacture FLUVIRIN vaccine, and seek unspecified monetary damages and other relief from all defendants.

B.   FLUVIRIN® vaccine Shareholder Derivative Actions

Between October 2004 and November 2004, six shareholder derivative complaints were filed in the Superior Court of the State of California for the County of Alameda, naming Chiron as a nominal party and naming certain current and former Chiron officers and directors and Novartis AG as defendants  in connection with the suspension of Chiron’s license to manufacture FLUVIRIN vaccine. One complaint also named Chiron as a defendant and sought relief from Chiron, including an equitable accounting. In December 2004, the six derivative actions were consolidated for discovery and trial under the caption In re Chiron Corporation Derivative Litigation (the “Derivative Action”). The Derivative Action alleges that defendants are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and violation of California Business and Professions Code § 17200 and that certain defendants are liable for violation of California Corporations Code § 25402. The Derivative Action also alleges that Novartis AG is liable for breach of the implied covenant of good faith and fair dealing. The Derivative Action seeks unspecified monetary damages and other relief from all defendants. The Derivative Action does not seek any affirmative relief from Chiron.

In October 2004, David Jaroslawicz filed a shareholder derivative complaint against Chiron, certain current and former officers and directors, and Novartis AG in the United States District Court for the Northern District of California in connection with the suspension of our license to manufacture

FLUVIRIN vaccine. Jaroslawicz alleged, among other things, breach of fiduciary duties, and sought unspecified monetary damages and other relief. In February 2005, the Court granted Jaroslawicz’s motion to dismiss the complaint.

C.   Other FLUVIRIN® vaccine Legal Matters

In November 2004, Ruth Rosenbaum and Frosene Steevens filed a class action complaint against Chiron and ASAP Meds, Inc. in the Circuit Court of the 11th Judicial Court, in and for Miami-Dade County, Florida in connection with the suspension of our license to manufacture FLUVIRIN vaccine. With respect to Chiron, plaintiffs alleged, among other things, negligence and third party beneficiary breach of contract, and sought damages. In January 2005, Rosenbaum and Steevens voluntarily dismissed the complaint.

In December 2004 and January 2005, two complaints were filed, one in the United States District Court for the District of Connecticut and the other in the Superior Court of the State of California for the County of Alameda, in which the plaintiffs claim they suffered injuries as a result of a flu shot they received. The complaints seek unspecified monetary damages.

Chiron has received claims from several distributors of FLUVIRIN vaccine in the United States and the United Kingdom responding to Chiron’s notification that it could not supply vaccine due to conditions falling within the force majeure provisions of the respective contracts, and additional distributors may assert similar claims in the future.

In January 2005, the U.S. Centers for Disease Control and Prevention (the “CDC”) terminated two contracts for alleged failure to meet delivery dates related to Chiron’s supply of flu vaccine to the U.S. government for the 2004-2005 flu season. The CDC reserved its right to hold Chiron liable for any excess costs associated with the alleged failure to deliver and also reserved all other remedies provided by law under the contracts. The termination of the contracts for default is subject to appeal.

Additional lawsuits may be filed against the Company regarding the suspension of our license to manufacture FLUVIRIN vaccine. It is not known when nor on what basis these matters will be concluded. For additional information concerning the risks we face as a result of these FLUVIRIN vaccine developments, see “Factors That May Affect Future Results—The recent developments with respect to FLUVIRIN vaccine will harm our business and results of operations.”

Institut Pasteur

In April 2003, Institut Pasteur filed a complaint in the United States District Court for the District of Columbia against Chiron seeking reversal of certain judgments entered by the Board of Patent Appeals and Interferences (the “Board”) of the United States Patent and Trademark Office in Patent Interference No. 103,659 (the “‘659 Interference”). The ‘659 Interference involved claims in Chiron’s U.S. Patent No. 5,156,949 (the “‘949 patent”) and in certain U.S. patent applications assigned to Institut Pasteur (the “Chang applications”), relating to HIV immunodiagnostic methods. In the ‘659 Interference, the Board decided that the inventors of Chiron’s ‘949 patent were the first to invent the technology at issue. Chiron asserted that Institute Pasteur was barred from bringing claims per the 1993 HIV Cross-License Agreement between Chiron and Institut Pasteur (the “Agreement”), and that Institut Pasteur’s standing to bring its appeal was a matter for arbitration under the terms of the Agreement. In February 2005, the Court ordered the parties to arbitrate the standing issue and the case was administratively dismissed. In March 2005, Chiron sent Institut Pasteur a notice of arbitration.

In February 2005, Gen-Probe, Inc. received a letter from the Institut Pasteur regarding alleged infringement of Institut Pasteur’s European Patent EP 0 178 978 (“Cloned DNA sequences, hybridizable with genomic RNA of lymphadenopathy-associated virus (LAV)”) (the “‘978 patent”) by the HIV-1 nucleic acid screening assays performed on Gen-Probe’s and Chiron’s PROCLEIX system.

It is not known when nor on what basis this matter will be resolved.

Laboratory Corporation of America Holdings

In August 2003, Chiron filed a complaint in the United States District Court for the Northern District of California against Laboratory Corporation of America Holdings, Laboratory Corporation of America and National Genetics Institute (collectively, the “Defendants”), seeking damages and an injunction against Defendants’ manufacture, use and sale of certain HIV assays for infringing Chiron’s U.S. Patent No. 6,531,276 (the “276 patent”). In February 2004, Chiron voluntarily dismissed this case without prejudice and refiled the complaint before the United States District Court for the Central District of California. The trial is scheduled to begin on November 7, 2005.

It is not known when nor on what basis this matter will be resolved.

In April 2003, Chiron filed a complaint in the United States District Court for the Northern District of California against Laboratory Corporation of America Holdings (“LabCorp Holdings”), Laboratory Corporation of America (“LabCorp”) and National Genetics Institute (“NGI”) (collectively, the “Defendants”), seeking damages and an injunction against Defendants’ manufacture, use and sale of the UltraQual™ HCV RT-PCR assay and HCV SUPERQUANT™ assay for infringing Chiron’s U.S. Patent No. 6,074,816 (the “816 patent”). The Defendants filed a complaint in the United States District Court for the District of Delaware against Chiron seeking a declaratory judgment that Defendants infringe neither the “816 patent, nor U.S. Patent Nos. 5,712,088, 5,863,719, 6,074,816, and 5,714,596 (collectively, the “Chiron Hepatitis C virus-related patents”), and that the Chiron Hepatitis C virus-related patents are invalid. In December 2004, the parties settled the matter and the complaints in California and Delaware were dismissed.

Luciw v. Chang; Luciw v. Alizon, et al.

In February 2005, the U.S. Patent and Trademark Office declared two interferences related to Chiron’s U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”) (the “‘276 patent”). The first interference is between Chiron and Centocor,Inc., and pertains to Centocor’s U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”) (the “‘866 application”). The second interference is between Chiron and Institut Pasteur, and pertains to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”) (the “‘410 application”). Chiron is the junior party in both interferences.

It is not known when nor on what basis these matters will be resolved.

Sysmex Corporation

In March 2001, Chiron filed a complaint and petition for preliminary injunction with the Osaka District Court in Japan against Sysmex Corporation (“Sysmex”) seeking damages and an injunction against Sysmex’s manufacture and sale of the Ranream HCV II Ex kit for infringing Chiron’s Japanese Patent No. 2733138 (the “‘138 patent”) claiming hepatitis C virus immunodiagnostic technology. Sysmex denied the infringement allegations and filed two invalidation appeals with the Japanese Patent Office Board of Appeals against the ‘138 patent. In February 2003, the Japanese Patent Office Board of Appeals, ruling on one of the invalidation appeals, found that the ‘138 patent was invalid. In May 2003, Chiron filed an appeal of the invalidation judgment before the Tokyo High Court. Furthermore, the second invalidation appeal was stayed pending Chiron’s appeal to the Tokyo High Court. In January 2005, the Tokyo High Court

upheld the judgment of the Japanese Patent Office Board of Appeals. Chiron has appealed this judgment to the Japanese Supreme Court.

It is not known when nor on what basis these matters will be resolved.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of Chiron’s stockholders in the quarter ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Chiron are as follows, in alphabetical order:

Name	Age	Title
Ursula B. Bartels	47	Vice President; General Counsel; Secretary and interim Chief Compliance Officer
Jack Goldstein	57	President and Chief Operating Officer
William G. Green	60	Senior Vice President; Special Counsel
Anne Hill	45	Vice President, Human Resources
Jessica M. Hoover	47	Vice President; Head of Corporate Business Development
Meghan B. Leader	40	Vice President, Business Support Services and Chief Information Officer
Leone D. Patterson	42	Vice President and Controller
Howard H. Pien	47	Chief Executive Officer and Chairman of the Board
Rino Rappuoli	52	Vice President; Chief Scientific Officer
David V. Smith	45	Vice President; Chief Financial Officer
Daniel B. Soland	46	Vice President; President, Chiron Vaccines
Bryan L Walser	38	Vice President, Corporate Strategy
Gene W. Walther	50	Vice President; President, Chiron Blood Testing
Craig A. Wheeler	43	Vice President; President, Chiron BioPharmaceuticals

Ms. Bartels joined Chiron as Vice President and General Counsel in August 2004. In October 2004, she was designated the Company’s interim Chief Compliance Officer. In March 2005, she was designated the Company’s Secretary. Prior to joining Chiron, Ms. Bartels served as Vice President of Boehringer Ingelheim Corporation and Senior Vice President, General Counsel and Secretary of Boehringer Ingelheim Pharmaceuticals, Inc., where she was responsible for all legal functions for the corporation and its five U.S. subsidiaries. Boehringer’s primary business’ focus was branded human pharmaceuticals (primarily respiratory) and multi-source pharmaceuticals (comprised of subsidiaries, Roxane Laboratories and Ben Venue Laboratories). Prior to joining Boehringer in 1999, Ms. Bartels worked at SmithKline Beecham Corporation (now GlaxoSmithKline) from 1988 to 1999, where she progressed from Counsel, Litigation to Vice President and Associate General Counsel, responsible for the full range of legal operations in North America for its two U.S. divisions, Pharmaceuticals, and Healthcare Services (including clinical laboratory and pharmacy benefit management businesses). Ms. Bartels has been a member of the PhRMA Law Section Executive Committee since 1994, and served as Chair of the Law Section in 2001-2002. Ms. Bartels assembled and led the group that wrote the PhRMA Code. Ms. Bartels began her legal career as a litigation associate at Stradley Ronan Stevens and Young, in Philadelphia. She graduated in 1979 from Bryn Mawr College, A.B. cum laude, and attended the University of Virginia School of Law, graduating in 1983.

Dr. Goldstein joined Chiron as Vice President and President, Chiron Blood Testing Division in September 2002. In February 2005, Dr. Goldstein was appointed to the position of President and Chief Operating Officer. He had served as interim Chief Operating Officer of Chiron since November 2004. From 2000 to 2002, Dr. Goldstein was General Partner at Windamere Venture Partners, L.L.C., a venture fund making investments in early stage biotechnology, pharmaceutical, medical device and diagnostic companies. From 1997 to 2001, Dr. Goldstein was President and CEO of Applied Imaging Corporation, a leading supplier of instrument systems for prenatal and cancer genetics. From 1999 until 2002, Dr. Goldstein also served as Chairman of the Board of Applied Imaging and continues to serve as a director of one of Applied Imaging’s subsidiaries. From 1986 to 1997, Dr. Goldstein worked for Johnson & Johnson in various executive management positions, including President of Ortho Diagnostic Systems and Executive Vice President of Professional Diagnostics at Johnson & Johnson World Headquarters. Dr. Goldstein holds a B.A. degree in Biology from Rider University, an M.S. in Immunology and a Ph.D. in Microbiology from St. John’s University.

Mr. Green joined Chiron as Vice President and General Counsel in October 1990, having served as Secretary or Assistant Secretary since Chiron’s inception in 1981 until March 2005. In August 2004, Mr. Green was designated Special Counsel to the Chief Executive Officer upon the appointment of Ursula Bartels as Chiron’s General Counsel. He continues to serve as a Sr. Vice President. Since November 2003, Mr. Green has served on a part-time basis as General Counsel, Secretary and member of the Management Committee of the Gordon & Betty Moore Foundation, a private, philanthropic foundation, in which Chiron director, Edward E. Penhoet also is employed as President and Chief Executive Officer. Mr. Green was appointed Chief Program Officer, Environment, of the Foundation in September 2004. From February through August 2002, Mr. Green served as President of Chiron’s Blood Testing division. From 1981 to 1990, he was a partner in the San Francisco law firm of Brobeck, Phleger & Harrison.

Ms. Hill is responsible for human resources at Chiron. She joined Chiron in November 2004 from Baxter International Inc., where she served in a variety of executive positions of increasing responsibility from 1991 to 2004. From 1998 to 2004, she was global vice president of human resources for the Bioscience division of Baxter International in Westlake Village, California. Prior to relocating to the United States, Ms. Hill worked in human resources for the John Lewis Partnership, a large British retailer, from 1980 to 1990. Ms. Hill holds a BSc Econ degree in Industrial Relations from the University of Wales.

Ms. Hoover is responsible for corporate business development, including mergers, acquisitions, product licensing and other strategic transactions. She joined Chiron in 1994 as a member of the law department, most recently serving as vice president and assistant general counsel, where her responsibilities included strategic corporate transactions as well as business development initiatives within each of the company’s business units. Before joining Chiron, Ms. Hoover was a partner with Brobeck, Phleger & Harrison.

Ms. Leader joined Chiron in 1992, and is the Vice President, Business Support Services and Chief Information Officer. She is responsible for information technology, corporate facilities and corporate risk-mitigation services, including environmental health and safety, and business continuity planning. Since joining Chiron, Ms. Leader has held various positions in treasury, corporate development and information management. Prior to joining Chiron, she worked in treasury management for both Security Pacific Bank and Bank of America. Ms. Leader holds a B.A. degree in government and an M.B.A. from Saint Mary’s College of California.

Ms. Patterson joined Chiron as Director of special projects in the corporate Finance group in 1999. She has served as the Company’s Controller since 2001, and more recently, was promoted to Vice President, Controller in November 2003. Before joining Chiron, Ms. Patterson worked at KPMG as a senior manager in the San Francisco audit practice for two years. Prior to that, she was with KPMG Auckland in the New Zealand audit practice for eight years.

Mr. Pien joined Chiron as President and Chief Executive Officer, and a director, in April 2003. Upon the resignation of Seán P. Lance as Chiron’s Chairman of the Board following the annual meeting of stockholders in May 2004, Mr. Pien also was elected Chairman of the Board. In February 2005, Mr. Pien relinquished the title of President which was transferred to Dr. Goldstein in connection with the formalization of the role of Chief Operating Officer assumed by Dr. Goldstein. Mr. Pien joins Chiron from GlaxoSmithKline (GSK), which resulted from the merger of GlaxoWellcome and SmithKline Beecham, where he spent over twelve years in positions of international and global management responsibility, including: President of Pharmaceuticals International GSK from December 2000 to March 2003, including service as a member of the Corporate Executive Team; President, Pharmaceuticals, SmithKline Beecham (1998 to 2000); President, Pharmaceuticals-North America, SmithKline Beecham (1998); Senior Vice President and Director-North Asia (1997); Managing Director and Senior Vice President-UK (1995 to 1997); Vice President and Director, Marketing-US (1993 to 1995); Vice President and Director, Product Marketing-US, heading the arthritis, cardiovascular and vaccine groups (1992 to 1993); and Vice President and Director of New Product Development-US (1991 to 1992). Prior to joining SmithKline Beecham, Mr. Pien worked six years for Abbott Laboratories and five years for Merck & Co., in positions of sales, marketing research licensing and product management. Mr. Pien served as a director of ViroPharma Incorporated from 1998 to 2003. He currently serves as a director of several non-profit organizations: Oakland Children’s Hospital, California Healthcare Institute and Bio-Tech Industry Trade Association.

Dr. Rappuoli joined Chiron as head of European vaccines research in 1992 with the acquisition of Italian vaccines company, Sclavo SpA, where he served as head of research and development. He was responsible for Chiron Infectious Disease and Vaccine Research, serving as Vice President, Vaccine Research, Research and Development from February 2000 to January 2004. At Chiron, he led the development of MENJUGATE® conjugate vaccine against meningococcus C and the first recombinant bacterial vaccine, against pertussis. In February 2004, he was promoted to Vice President, Chief Scientific Officer of Chiron. Dr. Rappuoli earned his doctoral and bachelor’s degrees in biological sciences at the University of Siena, and also served as a visiting scientist at the Rockefeller University in New York and at the Harvard Medical School. Dr. Rappuoli is co-founder of the field of cellular microbiology, a discipline combining cell biology and microbiology, and has pioneered the genomic approach to vaccine development termed “reverse vaccinology”. He is member of numerous international associations, including the European Molecular Biology Organization and the American Society for Microbiology. Dr. Rappuoli also has served on many committees, among which the NIH Search Committee for the Director of the Vaccine Research Center (Bethesda, Maryland). He is co-chairman of the R/D Task Force of the Global Alliance for Vaccines and Immunization. He has won several prestigious international awards including the Paul Ehrlich, Ludwig Darmstaedter Prize; and IUMS Arima award. Dr. Rappuoli currently serves as a director of Fondazione Monte Dei Paschi di Siena, a private organization in Siena, Italy.

Mr. Smith joined Chiron as Vice President, Controller in February 1999 and was designated Chiron’s principal accounting officer. In February 2002, Mr. Smith was appointed Vice President, Finance. In April 2003, Mr. Smith was appointed interim Chief Financial Officer. In November 2003, Mr. Smith was appointed Chief Financial Officer. Prior to joining Chiron, Mr. Smith served as the Vice President, Finance and Chief Financial Officer of Anergen, Inc. from 1997 until he joined Chiron. From 1988 to 1997, Mr. Smith held various financial management positions with Genentech, Inc., in both the United States and Europe.

Mr. Soland joined Chiron as Vice President and President, Chiron Vaccines in late February 2005. He is responsible for the operations of Chiron’s global vaccine business. From 2003 until joining Chiron, Mr. Soland served as the President and Chief Executive Officer of Epigenesis Pharmaceuticals, a privately-held biopharmaceutical company that develops inhaled respiratory medicines for the treatment of asthma, chronic obstructive pulmonary disease and allergic rhinitis, from 2003 to 2005. From 1993 to 2003, Mr. Soland spent 10 years with GlaxoSmithKline Biologicals in a variety of executive positions, including Vice President and Director, Worldwide Marketing Operations from 1998-2003, and Vice

President and Director of SmithKline Beecham Pharmaceuticals, Vaccine Business Unit - U.S., from 1995 to 1998. Prior to joining GlaxoSmithKline, Mr. Soland spent eight years with Connaught Laboratories, a Pasteur Mérieux company with assignments in sales, sales management and product management. Mr. Soland holds a B.S. degree in Pharmacy from the University of Iowa, and was a licensed pharmacist (1981).

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

Mr. Walther initially joined Chiron as a consultant in August 1998, and was appointed as Vice President, Commercial Development, North America and Asia Pacific in January 2001. Mr. Walther has over two decades of experience in the health care industry in various executive management positions. From 1995 to 1998, Mr. Walther was Vice President, Global Marketing and International Sales for Gen-Probe, Incorporated. From 1991 to 1995, Mr. Walther owned and operated a Seattle-based manufacturing company involved in producing equipment for the outdoor recreational industry. He was head of sales and marketing for Seattle-based Genetic Systems from 1984 to 1991. Prior to that, Mr. Walter worked for Abbott Diagnostics and American Hospital Supply Corporation in a variety of sales, marketing and business development positions. Mr. Walther holds a B.S. degree in microbiology and immunology from Michigan State University and a Masters of Business Administration from the University of Washington.

Mr. Wheeler joined Chiron as Vice President, President of Chiron BioPharmaceuticals, responsible for the commercial operations of Chiron’s biopharmaceuticals business, in August 2001. Prior to joining Chiron, Mr. Wheeler was a senior member of The Boston Consulting Group’s health care practice and a key contributor to the firm’s practice in hospital strategy, disease management, and pharmaceutical capabilities. Based in Boston, he joined the firm in 1988. Before joining the Boston Consulting Group, Mr. Wheeler worked for Merck’s MSDRL research unit, where he served as a senior engineer in process development. He recently served as the leader of The Boston Consulting Group’s Scientist’s Network. In partnership with the Rockefeller Foundation, he has joined the Global Alliance for TB Drug Development, a public-private partnership to develop new anti-tuberculosis drugs.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ National Market System under the symbol CHIR. As of December 31, 2004, there were 3,843 holders of record of Chiron common stock. We have declared no cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. Pursuant to an agreement with Novartis, Novartis must approve our declaration and payment of dividends. See “Relationship with Novartis AG” above.

The quarterly high and low closing sales prices (rounded to the nearest one-hundredth) of our common stock for each quarter of 2004 and 2003 are shown below.

	2004		2003
	High	Low	High	Low
First Quarter	$56.38	$44.01	$40.72	$34.41
Second Quarter	48.59	42.25	49.00	37.68
Third Quarter	48.01	42.38	56.75	43.23
Fourth Quarter	45.42	30.76	56.98	51.75

We issued and sold $385.0 million aggregate principal amount of 2¾% convertible debentures due 2034 on June 22, 2004 in a private offering to Credit Suisse First Boston and Morgan Stanley (the “Initial Purchasers”). We have been advised by the Initial Purchasers that the debentures were resold in transactions that were exempt from the registration requirements of the Securities Act to persons reasonably believed by the initial purchasers to be “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) in reliance on Rule 144A. These debentures mature on June 30, 2034 and accrue interest at a rate of 2.75% per year and interest is payable on June 30 and December 30 of each year. The debentures are senior, unsecured obligations of Chiron and rank equal in right of payment with all of Chiron’s existing and future unsecured and unsubordinated indebtedness.

The holders of the debentures may convert their debentures into Chiron common stock when certain Chiron common stock price targets have been met at certain times, if the trading price for the debentures falls below certain levels for a specified period of time, if the debentures have been called for redemption, if the credit rating assigned to Chiron’s long-term senior debt is below specified levels, upon the occurrence and continuance of specified corporate transactions or in connection with a transaction or event constituting a change in control. The initial conversion rate is 14.9254 shares of Chiron common stock per $1,000 principal amount of debentures. This is equivalent to an initial conversion price of approximately $67.00 per share of Chiron common stock.

If the debentures are tendered for conversion, the value (“Conversion Value”) of cash and shares of Chiron’s common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures will be determined by multiplying the applicable conversion rate by a weighted average price. Chiron will deliver the Conversion Value to debenture holders as follows: (1) an amount in cash (“Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the debentures to be converted and (b) the aggregate principal amount of the debentures to be converted and (2) if the aggregate Conversion Value of the debentures to be converted is greater than the Principal Return, an amount in shares (“Net Shares”) equal to the aggregate Conversion Value less the Principal Return (“Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by a weighted average price.

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

The net proceeds from this offering were approximately $377.3 million, after deducting the Initial Purchasers’ discount of $7.7 million. The proceeds from the sale of these debentures will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and stock repurchases.

Our Board of Directors has, in the past, authorized the repurchase of our common stock on the open market through a stock repurchase program to offset the dilution associated with the issuance of new shares under the stock option and stock purchase plans and the granting of share rights. On December 5, 2003, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2004. Through December 31, 2004, we made purchases of 2.9 million shares, although there were no stock repurchases in the fourth quarter of 2004. On March 10, 2005, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2005.

ITEM 6.                SELECTED FINANCIAL DATA

We have derived the selected consolidated financial data presented below as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 from the audited Consolidated Financial Statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 were derived from our audited Consolidated Financial Statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Total revenues	$1,723,355	$1,766,361	$1,276,280	$1,140,667	$972,119
Income from continuing operations	54,063	220,338	181,145	174,758	16,102
Basic earnings per share from continuing operations	0.29	1.18	0.96	0.92	0.09
Diluted earnings per share from continuing operations.	0.28	1.15	0.94	0.90	0.08
Total assets	4,296,197	4,195,169	2,960,344	2,866,909	2,458,076
Long-term debt and long-term portion of capital leases	1,093,604	1,084,386	416,954	408,696	3,039

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” several factors affected the comparability of information between 2004 and 2003. The first factor relates to the effects of our acquisition of PowderJect on July 8, 2003 and developments with respect to FLUVIRIN® influenza virus vaccine, which impacted our results of operations in 2004. Chiron did not release any FLUVIRIN product during the 2004-2005 influenza season. Chiron had no sales of FLUVIRIN vaccine in 2004 (other than $2.3 million in late 2003-2004 season sales), while FLUVIRIN vaccine sales were $219.2 million in 2003. In 2004, Chiron wrote-off the entire inventory of FLUVIRIN vaccine, resulting in a $91.3 million charge to cost of sales, which decreased diluted earnings per share by approximately $0.36 in 2004. In 2004, Chiron incurred remediation costs associated with our Liverpool facility of $2.6 million and incurred legal expenses of $12.1 million related to the developments with respect to FLUVIRIN, which together decreased diluted earnings per share by approximately $0.06 in 2004. In addition, we recorded a $45.3 million charge for purchased in-process research and development for the acquisition of PowderJect in 2003. The amortization expense for the acquired intangible assets associated with this acquisition was $54.7 million in 2004 and $25.3 million in 2003. Second, on June 12, 2004, certain holders of our Liquid Yield Option Notes (LYONs) tendered certain of the LYONs for purchase by Chiron. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. Third, we issued $385.0 million aggregate principal amount of convertible debentures, which mature on June 30, 2034. Fourth, on September 10, 2004, we reached a settlement agreement with F. Hoffman-La Roche regarding an HIV-related patent dispute. The impact on royalty and license fee revenue was $45.8 million. Fifth, on July 2, 2004, we acquired Sagres Discovery (Sagres), a privately- held company headquartered in Davis, California, which focuses on the discovery and validation of targets with potential application to the development of cancer therapeutics. We acquired Sagres for a preliminary purchase price of $12.0 million and allocated $9.6 million of the preliminary purchase price to purchased-in-process research and development, which we charged to earnings in 2004.

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” several factors affected the comparability of information between 2003 and 2002. The first factor relates to the effects of our acquisition of PowderJect for $938.6 million on July 8, 2003. Total revenues for PowderJect in 2003 were $244.7 million. In addition, as noted above, we recorded a $45.3 million charge for purchased in-process research and development in 2003. The amortization expense for the acquired intangible assets associated with this acquisition was $25.3 million in 2003. Second, we issued $500.0 million of convertible debentures in July 2003. Finally, in July 2003, we entered into a new six-year lease to rent a research and development facility in Emeryville, California following the expiration of the existing operating lease. We accounted for this new lease as a capital lease and, as a result, recorded the leased facility and the corresponding liability on our balance sheet effective July 1, 2003. The amount recorded on the balance sheet for the leased facility was $157.5 million.

Factors that affected the comparability of information between 2002 and 2001 include (i) our implementation of Statement of Financial Accounting Standards (referred to as SFAS) No. 142 on January 1, 2002, which requires that assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized, (ii) the commercial sale of the PROCLEIX® HIV-1/HCV Assay in the U.S in 2002 which was the primary contributor to an increase in worldwide product sales related to tests and instruments and the provision of services from $48.3 million in 2001 to $125.4 million in 2002 and (iii) our acquisition of Matrix Pharmaceutical, Inc. in 2002 for $67.0 million including a $45.2 million charge for purchased in-process research and development. The goodwill and assembled workforce amortization expense was $17.1 million in 2001.

Factors that affected the comparability of information between 2001 and 2000 include (i) issuance of zero coupon Liquid Yield Option Notes in June 2001 for proceeds of $401.8 million, (ii) a full-year of TOBI® tobramycin sales of $123.1 million in 2001 and (iii) a full year of amortization expense on goodwill and other acquired intangible assets of $38.4 million recognized in 2001 as a result of our acquisition of PathoGenesis Corporation in 2000. In 2000, we recognized TOBI® product sales of $27.8 million (including $2.2 million from the last seven days in September 2000) and amortization expense on goodwill and other acquired intangible assets of $9.6 million.

See Note 18, “Segment Information,” of Notes to Consolidated Financial Statements for geographic information and operating results by operating segment.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a global biopharmaceutical company, the revenues of which primarily consist of product sales, revenues from a joint business contractual arrangement, collaborative agreement revenues, royalty and license fee revenues and other revenues, which primarily consist of contract manufacturing and grant revenues. Our research and development efforts are focused on developing products for oncology and infectious and pulmonary disease. We participate in three healthcare markets: blood-testing, vaccines and biopharmaceuticals.

The blood-testing segment consists of an alliance with Gen-Probe and our one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics. Our alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using transcription-mediated amplification technology to screen donated blood and plasma products for viral infection. Our joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. Through our joint business contractual arrangement with Ortho-Clinical Diagnostics, we sell a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provide supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. The blood-testing segment also earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets.

The vaccines segment consists of more than 20 pediatric and adult vaccines including influenza, meningococcal, travel, and pediatric vaccines. We sell these vaccines primarily in the U.S., Germany, Italy and the United Kingdom, as well as in other international markets. Our vaccines segment is also involved in the development of other novel vaccines and vaccination technology. We acquired FLUVIRIN® influenza virus vaccine, ARILVAX™ vaccine for yellow fever and DUKORAL® vaccine for cholera as part of our July 8, 2003 acquisition of PowderJect. We accounted for that acquisition as a business combination and included PowderJect’s operating results in our consolidated operating results beginning July 8, 2003.

The biopharmaceuticals segment consists of therapeutic products, with an emphasis on the treatment of cancer, infectious and pulmonary diseases. Our in-house capabilities span three types of therapeutics, including small molecules, therapeutic proteins and monoclonal antibodies. Our products include TOBI® (tobramycin solution for inhalation) for pseudomonal lung infections in cystic fibrosis patients, PROLEUKIN® (aldesleukin) for cancer (metastatic melanoma and renal cell carcinoma), and BETASERON® (interferon beta-1b) for multiple sclerosis. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany, related to BETASERON® interferon beta-1b. The biopharmaceuticals segment earns royalties on third party sales of several products, primarily BETAFERON® interferon beta-1b, and earns license fees for technologies, such as hepatitis C virus-related patents, used by third parties to develop therapeutic products.

We view certain other revenues and expenses as not belonging to any one segment. As a result, we have aggregated these items into an “Other” segment.

FLUVIRIN® Influenza Virus Vaccine Recent Events

During the third quarter of 2004, in conducting final internal release procedures for our FLUVIRIN influenza virus vaccine, our quality systems identified lots that did not meet product sterility specifications. As a result, we determined at that time to delay releasing any FLUVIRIN vaccine doses pending completion of internal investigations. On October 5, 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent us a letter prohibiting us from releasing any FLUVIRIN vaccine doses manufactured at our Liverpool facility since March 2, 2004 and suspending our license to manufacture influenza virus vaccine in our Liverpool facility for three months (later extended for an additional three months). In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. Following the MHRA’s decision and an inspection by the Food and Drug Administration, or FDA, the FDA sent us a warning letter citing violations of good manufacturing practices. We provided the FDA with a written response to the warning letter on January 7, 2005. As a result of the suspension of our license, we did not release any FLUVIRIN product during the 2004-2005 influenza season.

On March 2, 2005, the MHRA notified us that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN® vaccine, conditioned on the understanding that Chiron’s commitment to its remediation plan will continue. The FDA is still expected to conduct a full inspection to determine whether deficiencies noted in the warning letter the FDA issued in December 2004 have been resolved. If we fail to adequately address the matters discussed in the warning letter, the FDA may modify our U.S. license in an adverse manner, take action that could result in imposition of fines, require temporary or permanent cessation of future selling of FLUVIRIN vaccine or take other action that could reduce our ability to market FLUVIRIN vaccine.

We received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN vaccine and the suspension by the MHRA of our license. In February 2005, the Securities and Exchange Commission, or SEC, notified us that it would commence a formal investigation into whether we or our employees have violated any federal securities laws in connection with these developments regarding FLUVIRIN vaccine, after having previously commenced an informal inquiry. We also received a voluntary request for information from the United States House of Representatives Committee on Energy and Commerce requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office and the SEC staff and additional interviews are anticipated. Additional investigations regarding these matters may arise. In addition, we and certain of our officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN vaccine, including the U.S. Centers for Disease Control and Prevention and certain distributors of FLUVIRIN vaccine who have suggested that they are entitled to compensation under their contracts for the 2004-2005 season. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused us to incur substantial expense and have required significant time and attention from our management and will continue to do so in the future and could result in civil and/or criminal penalties against Chiron. The results of any such investigations, proceedings or disputes could have a material adverse effect on our cash flow. For more information on these lawsuits, investigations and claims, see Part I, Item 3. “Legal Proceedings” above.

As a result of these FLUVIRIN vaccine matters, our results of operations for 2004 were materially adversely affected. These developments had the following immediate impact on our results of operations for the twelve months ended December 31, 2004:

•       we had no sales of FLUVIRIN vaccine for the 2004-2005 season, while FLUVIRIN vaccine sales were $219.2 million for the twelve months ended December 31, 2003; and

•       we wrote-off our entire inventory of FLUVIRIN vaccine, resulting in a $91.3 million charge to cost of sales, incurred remediation costs associated with our Liverpool facility of $2.6 million, and incurred legal expenses of $12.1 million related to the developments with respect to FLUVIRIN vaccine. These charges decreased diluted earnings per share by approximately $0.42 for the twelve months ended December 31, 2004.

Our inability to supply FLUVIRIN vaccine during the 2004-2005 influenza season may also lead to loss of market share in the 2005-2006 season and future seasons. Following the announcement of our license suspension, competitors have announced plans to introduce influenza vaccine products in the United States and are seeking expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may choose to purchase flu vaccine from other providers as their products become available in the United States. Loss of market share could have a material adverse effect on our business and results of operations. We also expect to incur expenses in connection with ongoing FLUVIRIN vaccine matters, which could be material, including in connection with (1) our continuing remediation efforts at our Liverpool facility; and (2) responding to the U.S. Attorney for the Southern District of New York, the SEC, the United States House of Representatives Committee on Energy and Commerce and the private lawsuits and other claims and investigations that may arise.

For additional information concerning the risks we face as a result of these FLUVIRIN vaccine developments, see “Factors That May Affect Future Results—The recent developments with respect to FLUVIRIN vaccine will harm our business and results of operations.” For additional information on the U.S. Attorney’s investigation, SEC investigation and private lawsuits and other claims, see Part I, Item 3. “Legal Proceedings” of this report on Form 10-K.

Restated Second-Quarter and Third-Quarter 2004 Financial Statements

During our year-end financial statement review and Section 404 Sarbanes-Oxley review, we determined that certain sales of the travel vaccine recorded as revenues in the second quarter of 2004 should not have been recorded as revenue at that time, and that portions of those sales should have been recorded as revenues in the third and fourth quarters of 2004 and possibly in later quarters. As a result, we determined to restate the financial statements included in our Quarterly Reports on 10-Q for such quarters. Summary restated income statement information for the second and third quarters of 2004 is included in Note 20, “Quarterly Financial Data (Unaudited),” of Notes to Consolidated Financial Statements.

In light of the fact that we were already in contact with the SEC in relation to their investigation described above under “FLUVIRIN® Influenza Virus Vaccine Recent Events,” we informed the SEC of these matters, and adjustments we made after January 26, 2005 to the fourth quarter and full year financial information we released on January 26, 2005, and have been providing the SEC information.

Summary Consolidated Financial Data

Following is an analysis and discussion of our operating results on a consolidated basis, which is followed by a description of our most critical accounting policies and use of estimates and more detailed analysis and discussion of our operating results by segment and our liquidity and capital resources.

				$ Change		% Change
	Year Ended December 31,			2004 vs.	2003 vs.	2004 vs.	2003 vs.
	2004	2003	2002	2003	2002	2003	2002
	($ in 000’s, except per share data)
Product sales, net	$1,268,303	$1,345,833	$914,121	$(77,530)	$431,712	(5.8)%	47.2%
Royalty and license fee revenues	289,561	250,142	198,816	39,419	51,326	15.8%	25.8%
Other revenues	29,201	43,526	36,625	(14,325)	6,901	(32.9)%	18.8%
Total revenues	1,723,355	1,766,361	1,276,280	(43,006)	490,081	(2.4)%	38.4%
Cost of sales (excludes amortization expense from acquired developed products)	669,667	571,897	341,808	97,770	230,089	17.1%	67.3%
Research and development	431,128	409,806	325,792	21,322	84,014	5.2%	25.8%
Selling, general and administrative	465,779	380,388	283,712	85,391	96,676	22.4%	34.1%
Purchased in-process research and development	9,629	45,300	45,181	(35,671)	119	(78.7)%	0.3%
Income from continuing operations	54,063	220,338	181,145	(166,275)	39,193	(75.5)%	21.6%
Diluted earnings per share:
Income from continuing operations	$0.28	$1.15	$0.94	$(0.87)	$0.21	(75.7)%	22.3%
Gross profit margin	47%	58%	63%

2004 compared with 2003

As described above, there were no sales of FLUVIRIN vaccine for the 2004-2005 season. Sales of FLUVIRIN influenza vaccine were $219.2 million for the twelve months ended December 31, 2003. A contractual decline in the BETASERON® interferon beta-1b royalty rate, described in more detail below, resulted in a $34.8 million decline in total revenues for the twelve months ended December 31, 2004. Our total revenues were affected by the movement in exchange rates, in particular the movements in the Euro and British Pound against the U.S. dollar. The movement in exchange rates added approximately 3% to our total revenues for the twelve months ended December 31, 2004. As described above, we wrote-off our entire FLUVIRIN product inventory, resulting in a $91.3 million charge to cost of sales, incurred remediation costs associated with our Liverpool facility of $2.6 million, and incurred legal expenses of $12.1 million related to the FLUVIRIN vaccine developments discussed above under “—FLUVIRIN® Influenza Virus Vaccine Recent Events”, which decreased diluted earnings per share by approximately $0.42 for the twelve months ended December 31, 2004. Also since our Euro and British Pound denominated expenses have increased due to the movement in exchange rates, our earnings per share from continuing operations declined $0.08 per diluted share for the twelve months ended December 31, 2004, as our expenses denominated in Euros and British Pounds exceeded our revenues denominated in those currencies.

Product sales decreased compared to 2003 as there were no FLUVIRIN influenza vaccine sales for the 2004-2005 season. The decrease in FLUVIRIN vaccine sales was partially offset by increased sales in PROCLEIX® products, TOBI® tobramycin inhalation solution, other influenza vaccines products,

PROLEUKIN® aldesleukin and travel vaccines. Sales of PROCLEIX and TOBI products increased 25% and 24%, respectively, in 2004 when compared to 2003.

Royalty and licenses fees increased significantly compared to 2003 due to the F. Hoffmann-La Roche (Roche) settlement regarding our HIV patent in the U.S. The settlement included a $78.0 million lump sum payment, of which $14.0 million was recognized in the third quarter 2004. In addition, the settlement resulted in $31.8 million of previously deferred royalty and license payments, being was recognized in the third quarter 2004. The impact of these items from the Roche settlement was an approximate $0.18 increase in diluted earnings per share for 2004. Royalties and license fees also increased $7.9 million from a non-exclusive license we granted to the German Red Cross and $6.5 million from a licensing agreement with LabCorp.

Other revenues declined due to $14.4 million of revenue in 2003 from the Biogen and Serono settlements in connection with certain patents owned by Chiron and licensed exclusively to Schering AG’s U.S. subsidiary, Berlex Laboratories.

In 2004, gross profit margins decreased to 47% from 58% in 2003, primarily due to the write-off of our entire inventory of FLUVIRIN vaccine, resulting in a $91.3 million charge to cost of sales in the third quarter 2004, as well as the fact that there were no FLUVIRIN vaccine sales for the 2004-2005 season. In addition, remediation costs of $2.6 million associated with our Liverpool facility were included in cost of sales in 2004. The effect of the FLUVIRIN vaccine charge and remediation costs resulted in a 7 point decrease in our gross profit margin percentage for 2004. Gross profit margin was also negatively impacted by reduced sales and margins of the MENJUGATE® product, which decreased our gross profit margin by 2 percentage points when comparing 2004 with 2003.

Gross profit margins do not include amortization expense from acquired developed products, an intangible asset related to business combinations.

The main components of the increase in research and development expenses in 2004 as compared with 2003 include our infectious disease franchise, primarily tifacogin, our oncology franchise, our meningococcus vaccine franchise and our flu cell-culture program. These increases were partially offset by the discontinuance of development of tezacitabine and PA-2794. In addition, 2003 included expenses related to the in-licensing of CUBICIN® (daptomycin for injection) and technology from ZymeQuest Inc. and Infectio Diagnostic Inc.

The increase in selling general and administrative expenses in 2004 as compared with 2003 mainly reflects an $18.0 million increase due to the movement in the Euro and British Pound exchange rates, $12.3 million from a full year of PowderJect expenses and $12.1 million in legal expenses related to the FLUVIRIN developments discussed above under “—FLUVIRIN® Influenza Virus Vaccine Recent Events”. The remaining increase in selling, general and administrative expenses is primarily due to defense of our patents and technology, on-going marketing and pre-launch programs to support the continued growth of our business and investment in geographic penetration for our products and corporate governance costs.

The effective tax rate for 2004 was 28.2% of pretax income from continuing operations, including the charge for purchased in process research and development related to the Sagres acquisition. The effective tax rate for 2003 was 28.7% of pretax income from continuing operations including the charge for purchased in-process research and development related to the PowderJect acquisition. The charges for the purchased in-process research and development in 2004 and 2003 are not tax deductible. The effective tax rates in 2004 and 2003 were both 25.0% of pretax income from continuing operations, after excluding the impact of the purchased in-process research and development charges. The effective tax rate in 2004 includes increased benefits from research tax credits and foreign income taxed at lower rates. Such benefits are a greater percentage of pretax income in 2004 than in 2003. These benefits were offset by the tax cost of transferring certain product rights through inter-company transactions as part of our long-term tax planning strategy. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

2003 compared with 2002

Total revenues for PowderJect in 2003 were $244.7 million. PowderJect flu vaccine sales were $219.2 million in 2003. In 2003, our total revenues reflected the benefit of the movement in exchange rates, in particular the movement in the Euro to U.S. dollar exchange rate. In 2003, the movement in exchange rates added approximately 8% to our total revenues. Our vaccines segment reflects the greatest impact of the movement in exchange rates, which added approximately 15% to our total 2003 vaccines revenues. Similarly, our total Euro-based expenses increased due to the movement in exchange rates.

In 2003, increases in product sales were seen across all three of our business units, and in particular flu vaccines and PROCLEIX® products. Our share of revenues from our joint business contractual arrangement with Ortho Clinical Diagnostics was $108.3 million compared to $104.6 million in 2002, up primarily due to a one-time benefit in the first quarter 2003 from a change in estimate relating to revenues from Ortho Clinical Diagnostics’ non-U.S. affiliate sales, as discussed below. Royalty and license fees, collaborative agreement revenues and other revenues were $312.2 million in 2003 compared to $257.6 million in 2002, up primarily due to HCV/HIV product royalties and license fees from our intellectual property portfolio and BETAFERON royalties.

In 2003, gross margins decreased to 58% from 63% in 2002, largely due to (i) changes in the product mix of our three segments and (ii) additional costs of $24.4 million in 2003 associated with the sale of inventory acquired during the acquisition of PowderJect. These additional costs related to a fair value adjustment on the acquisition of PowderJect. In particular, vaccine product sales accounted for 50% of total product revenues in 2003 up from 39% in 2002, which had a significant impact on gross margins.

Research and development expenses for PowderJect were $16.2 million in 2003. The 2003 spending reflects our increased level of investment across all three of our segments. The main beneficiaries of this increase include our meningococcal vaccines franchise, flu cell culture, tifacogin and interleukin-2 in combination with various monoclonal antibodies. In addition, there were additional expenses related to the in-licensing of daptomycin from Cubist Pharmaceuticals and purchased in-process technology associated with our investment in ZymeQuest Inc. We are collaborating with ZymeQuest, Inc. to develop and commercialize a enzymatic conversion system which converts group A, B and AB red blood cells to enzyme-converted group O (ECO®) red blood cells, and costs associated with an agreement with Infectio Diagnostics Inc. in which we licensed proprietary nucleic acid-based technology for the rapid detection of bacterial contamination in platelets and blood products. However, we are no longer investing in the bacterial detection technology due to changes in the market.

In 2003, selling general and administrative expenses totaled $380.4 million compared to $283.7 million in 2002 with PowderJect contributing approximately $37.6 million in 2003. The remaining increase in selling, general and administrative expenses resulted from additional costs associated with the enhancement of current business processes and headcount, the Euro to U.S. Dollar exchange rate fluctuation, the expansion of our customer base for the PROCLEIX® HIV-1/HCV Assay in the U.S., Europe and other international markets, the preparation and roll-out of the West Nile Virus assay under IND testing, ongoing sales and marketing programs to support TOBI® tobramycin in the U.S. and continued market penetration in Europe and continued investment in and defense of our patents and technology.

The reported effective tax rate for 2003 is 28.7% of pretax income from continuing operations, including the charge for purchased in-process research and development related to the PowderJect acquisition. The reported effective tax rate for 2002 was 31.6% of pretax income from continuing operations, including the charge for purchased in-process research and development related to the Matrix

Pharmaceutical acquisition. The effective tax rates for 2003 and 2002 after excluding the impact of the in-process research and development charges were 25.0% and 27.0%. The 2003 effective tax rate is lower than the 2002 effective tax rate due to an increase in income earned in lower tax jurisdictions, net of increased benefits recognized in 2002 with respect to our research and development activities.

On February 20, 2002, we acquired Matrix Pharmaceutical, a company that was developing tezacitabine, a drug to treat cancer. We accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical’s operating results in our consolidated operating results beginning on February 20, 2002. Matrix Pharmaceutical is part of our biopharmaceuticals segment. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated $45.2 million of the purchase price to purchased in-process research and development, which we charged operations in 2002.

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

Our blood-testing segment includes our one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc. Our joint business arrangement with Ortho-Clinical Diagnostics is a contractual arrangement and is not a separate and distinct legal entity. Through our joint business contractual arrangement with Ortho-Clinical Diagnostics, we sell a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provide supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. Prior to 2003, we accounted for revenues relating to non-U.S. affiliate sales on a one-quarter lag, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. affiliate sales of our joint business contractual arrangement became available in the first quarter 2003, and as a result, we are able to recognize revenues relating to non-U.S. affiliate sales on a one-month lag. The effect of this change, net of tax, was an increase to net income by $3.2 million for revenues from the joint business arrangement for the year ended December 31, 2003.

For sales of BETASERON® interferon beta-1b, we recognize revenues upon shipment to our marketing partner, Schering, and additional revenues upon Schering’s subsequent sale of BETASERON® interferon beta-1b to patients. Upon shipment to Schering, we recognize the contractually determined fixed amount of the fee to which we are entitled because at this point, there is persuasive evidence of an arrangement, delivery has occurred, the price due from Schering is fixed or determinable and collectibility is reasonably assured. Upon receiving the contractual reporting of relevant customer sales from Schering, we recognize the incremental portion of the fee related to Schering’s shipments to its customers because this portion of the fee is not determinable until receipt of the related sales reports. We also earn royalties on our marketing partner’s European sales of BETAFERON® product in those cases where we do not supply the product. Prior to 2002, we accounted for revenues from non-U.S. product sales on a one-quarter lag and royalties as a percentage of forecast received from our marketing partner, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. BETASERON® interferon beta-1b sales became available in 2002, and as a result, we were able to recognize revenues from BETASERON® product sales and BETAFERON® interferon beta-1b royalties on a current basis beginning in the first quarter 2002. The effect of this change, net of tax, was an increase in net income for the year ended December 31, 2002 by $3.1 million for product sales and $2.8 million for royalties.

We believe the following critical accounting policies incorporate our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•       Purchased in-process research and development—We allocate the purchase price of acquisitions based on the fair value of the assets acquired and liabilities assumed. To assist in determining the value of the in-process research and development and certain other intangibles, a third party valuation is typically obtained as of the acquisition date if the acquisition is significant. We generally use the income approach to value in-process research and development. The income approach is based on the premise that the value of a security or asset is the present value of the future earning capacity that is available for distribution to the subject investors in the security or asset. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we probability adjust the revenue and expense forecasts to reflect the risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the fair value assigned to the in-process research and development is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available. For example, in the fourth quarter of 2003, upon completion of strategic assessments of the value of certain PowderJect research and development projects, we revised the allocation of a portion of the purchase price resulting in a $77.4 million decrease to purchased in-process research and development which we credited to operations and which was offset against goodwill.

•       Investments—We invest in marketable equity securities. The prices of some of our marketable securities are subject to considerable volatility. We record an impairment charge when we believe that an investment in a marketable security has experienced a decline in fair value, as measured by quoted market prices, that is other-than-temporary. Generally, we believe that an investment in a marketable security is impaired if its quoted market price has been below its carrying value for each trading day in a six-month period or a credit event has occurred, at which point we write down the investment. However, in determining whether impairment of a marketable security is considered to be other-than-temporary, we consider all available factors in the evaluation. These factors may include, but are not limited to, (i) whether the issuer of the securities is experiencing depressed and declining earnings in relation to competitors, erosion of market share, and deteriorating financial position, (ii) whether the issuer is experiencing financial difficulties and its market is experiencing difficulties, (iii) ongoing activity in our collaborations with the issuer, if any, and (iv) the issuer’s prospects for favorable clinical trial results, new product initiatives and new collaborative agreements. Decreases in the fair value of these securities may impact our profitability. To reduce this risk, we hedge a portion of our equity securities exposure through forward sales contracts.

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

•       Product returns and rebates—We have extensive historical information on returns and rebates for our products. Historical information with respect to actual product returns and rebates is the primary factor assessed in estimating product returns and rebates allowances. In determining the allowance for product returns, we primarily use one of the following methodologies depending on the product: (i) we match the actual returns to the actual sale on a product-by-product basis to assess the historical trend for returns, and based on an analysis of the historical trend, the appropriate return percentage for the current period is then applied to current period sales to arrive at the product returns charge against revenue for the period or (ii) for seasonal products we analyze our actual returns over the previous seasons to arrive at the average actual returns percentage, which is then applied to the current season’s sales to arrive at the charge against revenue for the current period. In estimating rebates, we use historical trends to analyze rebates against revenue on a product-by-product basis to arrive at an expected rebate percentage. This expected rebate percentage is applied to current period sales to arrive at the rebates expense for the period. If actual product returns and rebates vary, we may need to adjust our estimates and accruals accordingly.

•       Collaborative, royalty and license arrangements—We recognize up-front refundable fees as revenues upon the later of when they become nonrefundable or when performance obligations are completed. In situations where continuing performance obligations exist, we defer and amortize up-front nonrefundable fees ratably over the performance period, which is typically stipulated by the contract and we may also defer further until collection is reasonably assured. In arrangements with multiple deliverables, there may be significant judgment in determining whether the different revenue generating activities are separable. Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished. The terms of such arrangements may cause our operating results to vary considerably from period to period. We estimate royalty revenues based on previous period royalties received or on product sales forecast information provided by the third party licensee. In the subsequent quarter, we record an adjustment equal to the difference between those estimated royalty revenues recorded in the previous quarter and the contractual percentage of the third party’s actual product sales for that period. We exercise judgment in determining whether the forecast information provided by licensees is sufficiently reliable for us to base our royalty revenue recognition thereon.

•       Income taxes—Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determined that we would be able to realize our deferred tax assets in the future in excess of our net deferred tax assets, adjustments to the deferred tax assets would increase income by reducing tax expense in the period that we made such determination. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the deferred tax assets would decrease income by increasing tax expense in the period that we made such determination. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. We maintain an allowance for tax contingencies, which management believes to be adequate. As part of our long-term tax planning strategy, we transfer certain product rights through inter-company transactions. Tax expense and the effective tax rate increase in the years these transactions take place, with the expected future benefit being lower taxation of future product revenues.

•       Litigation and other contingencies—We establish and maintain accruals for litigation and other contingencies when we believe a loss to be probable and reasonably estimable, as required by SFAS No. 5, Accounting for Contingencies. We base our accruals on information available internally within the company at the time of such determination and after management has consulted with and obtained advice from external professional advisors. Judgment is required in both the determination of probability and as to whether such an exposure is reasonably estimable. Information may become available to us after that time, for which adjustments to accruals may be required.

•       Goodwill and intangible assets—The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. For the PowderJect acquisition, we initially allocated $451.8 million of the purchase price to goodwill in the third quarter 2003. In the fourth quarter 2003, the allocation of the purchase price changed as we completed the strategic assessments of the value of certain research and development projects and adjusted the purchased in-process research and development, and upon finalization of certain estimates. Accordingly, goodwill associated with the PowderJect acquisition was adjusted to $503.0 million in the fourth quarter 2003. During 2004, we completed the planned divestiture of certain research operations in Madison, Wisconsin and Oxford, England and certain vaccines operations in Sweden, we adjusted the previously recorded obligation related to an assumed defined benefit plan, revised estimates of exit costs associated with certain contractual obligations under supply and research agreements related to the divested research operations and other direct acquisition costs, and revised estimates of certain receivables and insurance estimates. The net impact of these items resulted in an increase to goodwill associated with the PowderJect acquisition of $17.9 million and goodwill was adjusted from $503.0 million in 2003 to $520.9 million in 2004. Once it is established, we must test goodwill annually for impairment using a two-step process as required by SFAS No. 142, Goodwill and Other Intangible Assets. In addition, in certain circumstances, we must assess if goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives must be tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When we conduct our impairment tests for goodwill and intangibles, factors that are considered important in determining whether impairment might exist include significant continued under-performance compared to peers, significant changes in the underlying business and products of our reporting units, or other factors specific to each asset or reporting unit being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

The accounting policies of our reportable segments are the same as those described in Note 1, “The Company and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.

Certain minor arithmetical variances between the following narrative and the Consolidated Financial Statements may arise due to rounding.

Results of Operations

Blood-testing

				$ Change		% Change
	Year Ended December 31,			2004 vs.	2003 vs.	2004 vs.	2003 vs.
	2004	2003	2002	2003	2002	2003	2002
	($ in 000’s, except percentages)
Product sales, net:
PROCLEIX® system	$249,809	$200,066	$125,392	$49,743	$74,674	24.9%	59.6%
Ortho-clinical Diagnostics	27,844	28,391	22,652	(547)	5,739	(1.9)%	25.3%
	277,653	228,457	148,044	49,196	80,413	21.5%	54.3%
Revenue from joint business arrangement	118,246	108,298	104,576	9,948	3,722	9.2%	3.6%
Collaborative agreement revenues	8,044	9,012	9,420	(968)	(408)	(10.7)%	(4.3)%
Royalty and license fee revenues	89,192	75,407	53,548	13,785	21,859	18.3%	40.8%
Other revenues	979	466	232	513	234	110.1%	100.9%
Total blood-testing revenues	$494,114	$421,640	$315,820	$72,474	$105,820	17.2%	33.5%
Gross profit margin	42%	41%	41%
Research and development	29,238	$32,469	$19,389	$(3,231)	$13,080	(10.0)%	67.5%
Selling, general and administrative	$41,885	$40,206	$30,750	$1,679	$9,456	4.2%	30.8%

Product sales

PROCLEIX® System   On February 27, 2002, the U.S. Food and Drug Administration approved the PROCLEIX® HIV-1/ HCV Assay. We have marketed the PROCLEIX® HIV-1/HCV Assay in Europe since 1999. On January 15, 2004, the PROCLEIX® Ultrio™ HIV-1/HCV/HBV Assay received European CE marking for use on the semi-automated PROCLEIX System. Under a collaboration agreement with Gen-Probe, we market and sell the PROCLEIX HIV-1/ HCV Assay, the PROCLEIX Ultrio Assay and the related instrument system. In addition to selling directly in the U.S., we also sell in various European and Asia / Pacific markets, directly and through distributors. We record revenue based upon the reported results obtained from the customer from the use of assays to screen donations or upon sale and delivery of the assays, depending on the underlying contract. In the case of equipment sales or leases, we record revenue upon the sale and transfer of the title to the instrument or ratably over the life of the lease term, respectively. For the provision of service on the instruments, we recognize revenue ratably over the life of the service agreement.

The increase in product sales in 2004 as compared with 2003 was primarily due to (i) $19.6 million for the introduction of the West Nile Virus Assay on an investigational-use basis in the U.S. in March 2003, which had a full year of sales in 2004, (ii) $17.0 million for the continued penetration into several markets abroad and (iii) $10.4 million for market share gains in the U.S. for the PROCLEIX® HIV-1/ HCV Assay.

The increase in product sales in 2003 as compared with 2002 primarily related to $19.3 million from commercial pricing in the U.S. commencing May 1, 2002 for the PROCLEIX® HIV-1/ HCV Assay following the U.S. Food and Drug Administration approval in February 2002, while there was a full year of commercial pricing in 2003. In addition, after the first quarter 2002, we signed new commercial contracts including those with existing America’s Blood Centers customers, the American Red Cross, the U.S. military and the Association of Independent Blood Centers to provide the PROCLEIX HIV-1/ HCV Assay, which resulted in an increase in sales of $20.4 million in 2003 as compared with 2002. Other factors contributing to the increase in 2003 were (i) $19.5 million from the introduction of the West Nile Virus Assay on an investigational-use basis in the U.S. in March 2003 and (ii) $18.3 million from increased sales to several markets abroad for the PROCLEIX HIV-1/ HCV Assay. Slightly offsetting the increase in product sales related to tests, instruments and the provision of services in 2003 as compared with 2002, was

$2.9 million from additional revenue recognized in the first quarter 2002 under contracts with all our U.S. customers for increased donations exceeding contractual minimums.

Ortho-Clinical Diagnostics   Under our joint business contractual arrangement with Ortho-Clinical Diagnostics, we manufacture bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. Sales in 2004 as compared with 2003 remained consistent. The increase in 2003 as compared with 2002 primarily related to $4.2 million from an increase in products manufactured for Ortho-Clinical Diagnostics. In addition, the timing of manufacturing services under the arrangement contributed $1.5 million to the increase in 2003 as compared with 2002. We also supply bulk antigens for Ortho-Clinical Diagnostics to be included in products to be sold by Bayer under a June 2001 agreement with Ortho-Clinical Diagnostics and Bayer Corporation (see also “Royalty and license fee revenues—Bayer” below).

We expect competitive pressures related to our blood-testing products to continue, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1. “Business-Competition” above.

Revenues from joint business arrangement   The increase in revenue from joint business arrangement in 2004 as compared with 2003 was primarily due to (i) $9.8 million for higher profits from Ortho-Clinical Diagnostics’ U.S. operations and foreign affiliates and (ii) $5.3 million for an increase in royalties. These increases were partially offset by reorganization charges from the joint business arrangement of $4.5 million and a one-time benefit of $4.3 million for the three months ended March 31, 2003 due to a change in estimate from a three-month lag to a one-month lag relating to non-U.S. affiliate sales. Prior to the first quarter of 2003, we accounted for revenues relating to Ortho-Clinical Diagnostics’ non-U.S. affiliate sales on a one-quarter lag. More current information is now available to us and as such, we now recognize revenues relating to non-U.S. affiliate sales on a one-month lag, consistent with the method of how we recognize revenues relating to Ortho-Clinical Diagnostics’ sales for the U.S. portion of Ortho-Clinical Diagnostics’ operations. For more information on this, see “Critical Accounting Policies and the Use of Estimates.”

The increase in 2003 as compared with 2002 primarily resulted from (i) $5.2 million from increased profitability of Ortho-Clinical Diagnostics’ foreign affiliates and (ii) $4.3 million from a one-time benefit in the first quarter 2003 mentioned above. Partially offsetting these increases was $5.8 million from lower profits from Ortho-Clinical Diagnostics’ U.S. operations.

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

Royalty and license fee revenues   Our blood-testing segment earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus (HCV) and HIV-related (HIV) patents, for use in the blood screening and plasma fractionation markets. Our blood-testing segment also earns license fees related to our HCV and HIV patents for technologies used by third parties to develop products for use in the blood screening and plasma fractionation markets. The increase in royalty and license fee revenues in 2004 as compared with 2003 was primarily due to (i) $10.1 million for the settlement with Roche, as described below, (ii) $7.9 million due to recognition of a portion of the license fee under our license agreements with the German Red Cross for the use of our HIV-1 and HCV technology for use in molecular probe “home brew” blood screening and (iii) $6.5 million under our licensing agreement with Laboratory Corporation of America Holdings (LabCorp) for our HCV intellectual property for nucleic acid testing (NAT). These increases were partially offset by a $7.0 million license fee from Baxter A.G. related to our HCV and HIV technology for use in the plasma fractionation market in 2003 and a $4.0 million one-time payment relating to back royalties, which was recognized in 2003.

The increase in royalty and license fee revenues in 2003 as compared with 2002 was primarily due to (i) $13.3 million from Roche, as discussed below and (ii) $8.6 million from Baxter, as discussed below.

Roche settlement   In October 2000, we entered into three license agreements with Roche and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostic products. See “Other—Royalty and license fee revenues” below. The third agreement for blood screening was superseded in May 2001 by two new agreements, one for each of HCV and HIV.

An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. As permitted under the terms of its licensing agreement, Roche decided to institute arbitration proceedings in regard to the application of the U.S. patent. Our blood-testing segment had deferred recognition of royalties received and royalties accrued under the patent until the resolution of this dispute. On September 10, 2004, we reached a settlement agreement with Roche. Under the terms of the settlement agreement, royalties received prior to March 31, 2004 became non-refundable. For discussion regarding the impact of this settlement on our in vitro diagnostics products, see “Other—Royalty and license fee revenue” below. Accordingly, in 2004, our blood-testing segment recognized revenue of $5.5 million for royalties up until June 30, 2004, which had previously been deferred. Also under the settlement agreement, in the first quarter of 2005, we are entitled to receive a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0. The amount of the refund available decreases in increments over the quarters of 2005 and 2006. As such, we expect to recognize $64.0 million of the payment as revenue over 2005 and 2006. This revenue will be split between our blood-testing segment and our other segment. The remaining $14.0 million is nonrefundable and was recognized as revenue in 2004, of which, $9.3 million has been recognized as revenue in our other segment and $4.7 million has been recognized as revenue in our blood-testing segment.

Revenues under these blood screening agreements were $69.0 million, $61.8 million and $48.5 million in 2004, 2003 and 2002, respectively. The $69.0 million for 2004 includes the $5.5 million of previously deferred revenue recognized in 2004 and the $4.7 million (for an aggregate of $10.1 million) of nonrefundable revenue recognized in 2004. The impact on revenues in 2004 from these items from the September 10, 2004 settlement with Roche is summarized under “Other—Royalty and license fee revenues” below.

The increase in 2003 as compared with 2002 related to (i) $5.3 million from a contractual increase in the royalty rates, (ii) a $4.0 million one-time payment estimated using an alternative methodology under an agreement with Roche relating to back royalties, and (iii) $4.0 million from increased blood donations.

German Red Cross Settlement   We have granted a non-exclusive license to the German Red Cross for use of our HIV-1 and HCV technology for use in molecular probe “home brew” blood screening through 2008, for a total license fee payment of $22.8 million. Of this license fee payment, $7.9 million was recognized as royalty and license fee revenues in 2004, as discussed above, and the remaining balance is expected to be recognized through 2008, as the cancellation privilege in the related agreements expires. In addition, the German Red Cross has the option to license our patents beyond 2008 upon payment of an additional fee. The licensing terms also cover potential past infringements.

LabCorp   We have entered into a licensing agreement for our hepatitis C virus intellectual property for nucleic acid testing. The agreement gives LabCorp, including its subsidiary, National Genetics Institute, a semi-exclusive license to use our patented HCV NAT technology in screening plasma donations in the United States, subject to existing licenses and certain conditions. In 2004, we recognized a $6.5 million fee associated with this agreement.

Baxter A.G.   In June 2003, we entered into two license agreements with Baxter A.G. related to our HCV and HIV technology for use in the plasma fractionation market. Revenues under these agreements were $1.3 million and $8.6 million in 2004 and 2003, respectively. We recognized a license fee of $7.0 million for these agreements in the second quarter 2003.

Bayer   In June 2001, Chiron and Ortho-Clinical Diagnostics entered into an agreement with Bayer Corporation (Bayer) for the clinical diagnostic market. Under this agreement, Bayer manufactures and sells certain of Ortho-Clinical Diagnostics’ HCV and HIV immunodiagnostic products for use on Bayer’s instrument platforms. Bayer paid us a license fee of $45.3 million, which we deferred (due to our continuing manufacturing obligations) and began recognizing as revenue in the third quarter 2001. We will recognize the remaining amount ratably through 2010.

Royalty and license fee revenues may fluctuate based on the nature of the related agreements, the timing of receipt of license fees and the expiration of patents. Results in any one period are not necessarily indicative of results to be achieved in the future. Also, the license agreements typically provide for certain milestone payments and various royalties on future product sales if the licensee commercializes a product using our technology. However, we have no assurance that the licensee will meet their development objectives or commercialize a product using our technology. In addition, our ability to generate additional royalty and license fee revenues may depend, in part, on our ability to market and capitalize on our technologies.

Gross profit margin   Gross profit margin increased in 2004 as compared with 2003 due to a positive impact by an adjustment to cost of goods sold in 2004 pursuant to our collaboration agreement with Gen-Probe. The blood-testing gross profit margin benefited from an amendment in November 2003 to the worldwide blood screening collaboration agreement between Chiron and Gen-Probe in order to adopt permanent, fixed revenue shares for each party. Effective January 1, 2004, Gen-Probe’s share was set at 45.75% of net revenues for assays, which include a test for HCV. For commercial assays, which do not test for HCV, such as the West Nile Virus Assay, the agreement remains unchanged with each party retaining 50% of the net revenues after deduction of specified expenses.

Blood-testing gross profit margin may fluctuate in future periods as the blood-testing product and customer mix changes.

Research and development   The decrease in research and development expenses in 2004 as compared with 2003 was primarily due to (i) $6.5 million from purchased in-process technology associated with our investment in ZymeQuest Inc. in 2003 (we are collaborating with ZymeQuest, Inc. to develop and commercialize a enzymatic conversion system which converts group A, B and AB red blood cells to enzyme-converted group O (ECO®) red blood cells) and (ii) $2.6 million from costs associated with an agreement with Infectio Diagnostics Inc. in 2003, in which we licensed proprietary nucleic acid-based technology for the rapid detection of bacterial contamination in platelets and blood products. These decreases were partially offset by (i) $4.9 million due to the increased development efforts relating to nucleic acid testing products in 2004 and (ii) $1.0 million related to acquisition of in-process technologies in 2004, focused primarily on research into variant Creutzfeldt-Jakob disease.

The increase in research and development spending in 2003 as compared with 2002 is primarily related to (i) $6.5 million from purchased in-process technology associated with our investment in ZymeQuest Inc., as discussed above and (ii) $2.6 million from costs associated with an agreement with

Infectio Diagnostics Inc., as discussed above. The remaining increase of $4.0 million is due to the continued development of nucleic acid testing products.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general and administrative   The increase in selling, general and administrative expenses in 2004 as compared with 2003 was primarily due to (i) $2.1 million from the support and pre-launch costs associated with TIGRIS, a fully automated testing system and (ii) $1.6 million from the geographic expansion of our customer base for the PROCLEIX® HIV-1/HCV Assay particularly in Latin America and Asia markets. These increases were partially offset by a decrease in other costs of $2.1 million.

The increase in selling, general and administrative expenses in 2003 as compared with 2002 related to $7.9 million from the expansion of our customer base for the PROCLEIX® HIV-1/HCV Assay in the U.S., Europe and other international markets and $1.5 million from the preparation and roll-out of the West Nile virus assay under IND testing.

We expect continued growth in selling, general and administrative expenses related to nucleic acid testing technology and products as our sales opportunities expand in new markets through anticipated additional nucleic acid testing adoption.

Vaccines

				$ Change		% Change
	Year Ended December 31,			2004 vs.	2003 vs.	2004 vs.	2003 vs.
	2004	2003	2002	2003	2002	2003	2002
	($ in 000’s, except percentages)
Product sales, net:
Influenza vaccines:
Other Influenza vaccines	$151,158	$113,188	$89,995	$37,970	$23,193	33.5%	25.8%
FLUVIRIN vaccine	2,255	219,240	—	(216,985)	219,240	(99.0)%	100.0%
Influenza vaccines	153,413	332,428	89,995	(179,015)	242,433	(53.9)%	269.4%
Meningococcus vaccines	27,739	65,548	54,971	(37,809)	10,577	(57.7)%	19.2%
Travel vaccines	96,864	87,831	64,335	9,033	23,496	10.3%	36.5%
Pediatric and other vaccines	200,948	192,511	148,108	8,437	44,403	4.4%	30.0%
	478,964	678,318	357,409	(199,354)	320,909	(29.4)%	89.8%
Collaborative agreement revenues	8,646	4,222	655	4,424	3,567	104.8%	544.6%
Royalty and license fee revenues	5,234	12,747	12,309	(7,513)	438	(58.9)%	3.6%
Other revenues	17,282	13,522	17,890	3,760	(4,368)	27.8%	(24.4)%
Total vaccines revenues	$510,126	$708,809	$388,263	$(198,683)	$320,546	(28.0)%	82.6%
Gross profit margin	24%	53%	58%
Research and development	$135,380	$129,719	$70,136	$5,661	$59,583	4.4%	85.0%
Selling, general and administrative	$164,846	$135,808	$90,011	$29,038	$45,797	21.4%	50.9%
Amortization expense	$59,519	$31,248	$5,623	$28,271	$25,625	90.5%	455.7%

Product sales   We sell influenza, meningococcal, travel, pediatric and other vaccines primarily in the U.S., Germany, Italy, the United Kingdom, as well as in other international markets.

Influenza vaccines   As described above under “FLUVIRIN® Influenza Virus Vaccine Recent Events,” as a result of recent developments with respect to FLUVIRIN vaccine, we had no FLUVIRIN vaccine sales for the 2004–2005 influenza season. In 2004, we had $2.3 million of FLUVIRIN sales for late 2003-2004 season. Sales of FLUVIRIN influenza vaccine were $219.2 million in 2003. Sales of our remaining influenza vaccines increased in 2004 as compared with 2003 primarily due to approximately $19.3 million for price increases and $11.2 million for the favorable movement in the Euro to U.S. Dollar exchange rate.

Influenza vaccines sales increased in 2003 as compared with 2002, primarily as a result of additional sales of influenza vaccine products following our third quarter 2003 acquisition of PowderJect. PowderJect FLUVIRIN vaccine sales were $219.2 million in 2003. Excluding PowderJect, sales of our remaining influenza vaccines increased primarily as a result of $3.8 million from the benefit of the movement in the Euro to U.S. Dollar exchange rate and $19.4 million from price and volume increases in Germany and Italy.

Meningococcus vaccines   The decrease in meningococcus vaccines sales in 2004 as compared with 2003 was primarily due to a reduction of $51.1 million in sales of MENJUGATE® product due to significant price erosion and reduced volume due to competition. This decrease was partially offset by sales in 2004 of $13.3 million of MENZB™ meningococcal B vaccine to the Ministry of Health in New Zealand.

The increase in meningococcus vaccines sales in 2003 as compared with 2002 primarily related to $8.8 million from the tender sales to Australia and $1.7 million from the benefit of the movement in the Euro to U.S. Dollar exchange rate.

Travel vaccines   Sales of our travel vaccines are comprised of tick-borne encephalitis, rabies vaccines and two products we obtained as part of our 2003 acquisition of PowderJect, ARILVAX™, a yellow fever vaccine and DUKORAL™, a cholera vaccine. The increase in travel vaccines sales in 2004 as compared with 2003 was primarily due to $25.7 million driven by increased demand for our rabies vaccines in the U.S., primarily due to a product recall from a competitor and increased demand of our rabies vaccines in Europe and Asia. The increase was partially offset by the fact that we had $15.1 million of sales of our tick-borne encephalitis vaccine in late 2003, which is typically sold in the first half of the year.

The increase in travel vaccines sales in 2003 as compared with 2002 primarily resulted from (i) $15.1 million from fourth quarter 2003 sales of tick-borne encephalitis vaccine, which is typically sold in the first half of the year, (ii) $5.1 million from additional sales of travel vaccine products following our third quarter 2003 acquisition of PowderJect and (iii) $3.3 million from the benefit of the movement in the Euro to U.S. Dollar exchange rate.

Pediatric and other vaccines   The increase in our pediatric and other vaccines sales in 2004 as compared with 2003 was primarily due to an additional $21.3 million related to the timing of tender sales for our polio vaccines and diphtheria, tetanus and pertussis vaccines, offset partially by (i) $7.3 million due to the planned divestiture of certain vaccines operations in Sweden in the second quarter 2004 acquired via our acquisition of PowderJect and (ii) $6.1 million due to the timing of tender sales for our measles, mumps and rubella vaccines.

The increase in pediatric and other vaccines sales in 2003 as compared with 2002 was primarily due to (i) $18.6 million from additional sales of other vaccine products following our third quarter 2003 acquisition of PowderJect, (ii) $18.5 million from the timing of tender sales for measles, mumps and rubella vaccines and diphtheria, tetanus and pertussis vaccines and (iii) $7.3 million from the benefit of the movement in the Euro to U.S. Dollar exchange rate.

Certain of our vaccine products are seasonal, particularly our influenza vaccines, which have higher sales primarily in the second half of the year. Our tick-borne encephalitis vaccine is also seasonal with higher sales in the first half of the year. Certain of our vaccines require regulatory approval for production or sale of the product and sales may fluctuate depending on these regulatory approvals. We expect increased competition for our influenza vaccines business in the future as a result of the recent FLUVIRIN developments. For more information on this, see “—FLUVIRIN® Influenza Virus Vaccine Recent Events” above. In addition, we expect MENJUGATE® vaccine sales to continue to fluctuate as public health authorities consider adoption of broad vaccination programs and competitive pressures continue to increase.

Collaborative agreement revenues   We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Collaborative agreement revenues in 2004 as compared with 2003 increased primarily due to (i) $1.4 million in higher milestone payments related to an agreement to supply MENZB™ meningococcal B vaccine to the Ministry of Health in New Zealand and (ii) $3.0 million in increased collaborative agreement revenues following a full year of collaborative revenues in 2004 from our acquisition of PowderJect.

In the first quarter 2002, we entered into an agreement to supply a vaccine for meningococcal meningitis caused by the bacterium N. meningitidis serogroup B to the Ministry of Health in New Zealand. We recognized $2.3 million of revenue under this arrangement in 2003. In addition, in 2003 we recognized collaborative agreement revenues of $1.7 million as a result of our third quarter acquisition of PowderJect.

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

GlaxoSmithKline   An agreement with GlaxoSmithKline plc provides for royalties on sales of certain vaccine products. Under this agreement, we recognized $2.9 million, $7.1 million and $7.0 million of such royalties in 2004, 2003 and 2002, respectively. The decrease in royalties in 2004 compared with 2003 was primarily due to the expiration of various patents under this agreement.

Other   In 2004, 2003 and 2002, we recognized $1.0 million, $5.6 million and $5.3 million, respectively, of royalty revenues primarily on third party sales of hepatitis B virus vaccine products. Certain patents related to the production of hepatitis B vaccine products expired beginning in 2004, which resulted in reductions in royalty revenues recognized under one arrangement.

The balance of royalty and license fee revenues recognized in our vaccines segment consisted of various other arrangements, which individually were not material.

Royalty and license fee revenues may fluctuate based on the nature of the related agreements, the timing of receipt of license fees and the expiration of patents. Results in any one period are not necessarily indicative of results to be achieved in the future. Also, the license agreements typically provide for certain milestone payments and various royalties on future product sales if the licensees commercialize a product using our technology. However, we have no assurance that the licensee will meet their development objectives or commercialize a product using our technology. In addition, our ability to generate additional royalty and license fee revenues may depend, in part, on our ability to market and capitalize on our technologies.

Other revenues

Grant and contract revenues   Our vaccines segment other revenues included grant and contract revenues of $13.4 million, $9.7 million and $14.6 million for 2004, 2003 and 2002, respectively. We have entered into a series of agreements with the U.S. National Institutes of Health to advance our HIV vaccine program into human clinical trials. We recognized grant and contract revenues under these arrangements of $8.1 million, $7.3 million and $10.1 million for 2004, 2003 and 2002, respectively.

Contract manufacturing revenues   Included in our vaccines segment other revenues are contract manufacturing revenues of $2.2 million, $2.2 million and $1.5 million for 2004, 2003 and 2002, respectively. The fluctuations resulted from a change in the level of contract manufacturing activities.

The balance of other revenues consisted of various other agreements, which individually were not material.

Other revenues recognized in our vaccines segment may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues.

Gross profit   Gross profit margin declined in 2004 as compared with 2003 primarily due to (i) the fact that there were no FLUVIRIN vaccine sales for the 2004-2005 influenza season and (ii) a $91.3 million charge to cost of sales resulting from the write-off of our entire inventory of FLUVIRIN vaccine. In addition, 2004 included approximately $2.6 million in FLUVIRIN vaccine remediation costs, which were charged to cost of sales. Gross profit margin was also negatively impacted by reduced sales and margins of the MENJUGATE® product. These decreases were offset by higher prices of our other influenza vaccines products and increased sales of our rabies vaccine in the U.S. market.

The decrease in gross profit margin in 2003 as compared with 2002 related to a fair value adjustment to inventory of $24.4 million in 2003 associated with the sale of inventory acquired during the acquisition of PowderJect. These additional costs related to a fair value adjustment on the acquisition of PowderJect. In addition, the vaccine gross profit margin in 2003 was negatively impacted by the shutdown of certain facilities, in the first quarter 2003, to ensure compliance with regulatory requirements.

Vaccines gross profit margin does not include amortization expense from acquired developed products, an intangible asset related to business combinations. Such amortization expense is included in the caption ‘amortization expense’ discussed below.

Vaccines gross profit margin may fluctuate significantly in future periods due to product and customer mix, seasonality and ordering patterns, production yields, regulatory approvals and competitive pressures.

Research and development   The increase in research and development expenses in 2004 as compared with 2003 was primarily due to (i) $7.3 million from flu cell culture and (ii) $7.1 million from the advancement of several programs in our meningococcal franchise. These increases were mainly offset by the effects of the planned divestiture of certain research operations, associated with our acquisition of PowderJect, in Madison, Wisconsin and Oxford, England during the second quarter of 2004. Research and development expense associated with these operations in 2004 as compared with 2003 decreased $8.8 million.

The increase in research and development spending in 2003 compared with 2002 was primarily due to $22.5 million from the advancement of several programs in our meningococcal franchise and $11.2 million from flu cell culture. Also, there was $16.2 million of incremental research and development expense following our third quarter acquisition of PowderJect.

In 2004, we successfully concluded our Phase III trial for MENJUGATE® meningococcus C vaccine in the United States. We will not be filing a Biologics License Application for the vaccine and instead focus our resources on advancing our quadrivalent meningococcus vaccine candidate for serogroups A,C,W and Y.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general and administrative   The increase in selling, general and administrative expenses in 2004 as compared with 2003 was primarily related to additional expenses of $12.3 million attributable to our third quarter 2003 PowderJect acquisition. The remaining increase in selling, general and administrative resulted from $12.5 million from the movement of the Euro and British Pound to U.S. dollar exchange rates and $9.4 million associated with ongoing sales and marketing programs. These were partially offset by savings of $4.5 million from the divestiture of certain PowderJect research and development operations in 2004.

The increase in selling, general and administrative expenses in 2003 compared with 2002 primarily relates to additional expenses following our third quarter acquisition of PowderJect. Excluding $34.8 million of additional selling, general and administrative expenses associated with PowderJect, including integration costs of $9.2 million, the remaining increase in selling, general and administrative expenses resulted primarily from $16.5 million from the Euro to U.S. Dollar exchange rate fluctuation, offset partially by $2.0 million from a payment made in the first quarter 2002 to the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government’s healthcare program that was expensed in the first quarter 2002.

Amortization expense   The increase in amortization expense in 2004 as compared with 2003 primarily related to the intangible assets acquired following our third quarter 2003 PowderJect acquisition.

The increase in amortization expense in 2003 as compared with 2002 relates to the intangibles acquired following our acquisition of PowderJect in the third quarter 2003. Acquired intangible assets included the fair value of distribution rights, a contract manufacturing agreement and developed product technologies. The distribution rights and the contract manufacturing agreement are being amortized on a straight-line basis over 1 to 4 years. Developed product technologies are being amortized using either the estimated sales method over 10 years or on a straight-line basis over 1 to 15 years.

Biopharmaceuticals

				$ Change		% Change
	Year Ended December 31,			2004 vs.	2003 vs.	2004 vs.	2003 vs.
	2004	2003	2002	2003	2002	2003	2002
	($ in 000’s, except percentages)
Product sales, net:
BETASERON® interferon beta-1b	$130,572	$124,936	$118,513	$5,636	$6,423	4.5%	5.4%
TOBI® tobramycin	212,876	172,047	146,874	40,829	25,173	23.7%	17.1%
PROLEUKIN® aldesleukin	129,377	115,075	114,281	14,302	794	12.4%	0.7%
Other	38,861	27,000	29,000	11,861	(2,000)	43.9%	(6.9)%
	511,686	439,058	408,668	72,628	30,390	16.5%	7.4%
Collaborative agreement revenues	1,354	5,328	12,067	(3,974)	(6,739)	(74.6)%	(55.8)%
Royalty and license fee revenues	71,527	87,698	63,314	(16,171)	24,384	(18.4)%	38.5%
Other revenues	10,940	29,538	17,464	(18,598)	12,074	(63.0)%	69.1%
Total biopharmaceuticals revenues	$595,507	$561,622	$501,513	$33,885	$60,109	6.0%	12.0%
Gross profit margin	72%	72%	73%
Research and development	$266,511	$247,618	$236,267	$18,893	$11,351	7.6%	4.8%
Selling, general and administrative	$142,114	$117,505	$95,312	$24,609	$22,193	20.9%	23.3%
Amortization expense	$24,984	$25,117	$24,234	$(133)	$883	(0.5)%	3.6%

Product sales   Biopharmaceutical product sales in 2004, 2003 and 2002 consisted principally of BETASERON® interferon beta-1b, TOBI® tobramycin and PROLEUKIN® products.

BETASERON® interferon beta-1b   We manufacture interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively Schering), under the trade names BETASERON® (in the U.S and other non-European markets) and BETAFERON® (in Europe). Boehringer Ingelheim also supplies BETAFERON® interferon beta-1b to Schering for sale in Europe. For product manufactured by us, we recognize a portion of revenue for product sales upon shipment to Schering and the remainder based on a contractual percentage of sales by Schering, both of which we record as product sales. For product manufactured by Boehringer Ingelheim and marketed by Schering in Europe under the trade name BETAFERON®, we receive royalties calculated at the same percentage of sales less the amount paid or incurred by Schering for supply costs, which we record in royalty and license fee revenues. Starting in the fourth quarter 2003, the amount we record as product sales and BETAFERON royalties, based on a percentage of sales by Schering, declined by five percentage points pursuant to our contractual agreement with Schering. As a result, we estimate that the percentage of sales per unit on which our payments are based will decrease, reducing our per unit revenue by approximately 18% (for sales of Chiron product) and approximately 34% (for royalties from sales of Boehringer Ingelheim product) from that received prior to the decline. However, there are a number of mitigating considerations, including (i) the transitional supply agreement, (ii) the volume mix of Chiron product and Boehringer Ingelheim product and (iii) the launch of product upgrades with ease-of-use features. We believe these considerations will partially offset this contractual change.

In October 2003, the U.S. Food and Drug Administration approved a new pre-filled diluent syringe for BETASERON® interferon beta-1b. The pre-filled diluent syringe was launched in January 2004 and enhances the delivery mode and shortens preparation, helping to simplify injections of BETASERON interferon beta-1b. In the first quarter 2003, the U.S. Food and Drug Administration approved new labeling for BETASERON interferon beta-1b. The labeling expands the indication for BETASERON interferon beta-1b to treat all relapsing forms of multiple sclerosis to reduce the frequency of clinical exacerbations. Relapsing forms of multiple sclerosis include relapsing-remitting, the most common form, and secondary progressive multiple sclerosis with relapses.

Pursuant to our agreement with Schering, we began supplying BETAFERON® product to Schering in the fourth quarter 2002 for certain additional European markets, which were previously supplied by Boehringer Ingelheim. This resulted in a shift of revenue recognized under this agreement to product sales, and a decrease in royalty revenues beginning in the fourth quarter 2002. In 2003, Schering extended its supply agreement with Boehringer Ingelheim through 2008. The exact shift of revenue in the future will be contingent on our production capacity, Schering’s minimum purchase commitment under the extended supply agreement with Boehringer Ingelheim, and market demand. The shift to product sales is expected to increase over the next three years. We expect overall, biopharmaceutical earnings to be largely unaffected by the transition. In order to supply BETAFERON to Schering, we are required to make capital improvements to our existing manufacturing facilities to increase capacity. During 2004, 2003 and 2002, we recorded charges related to process development and test runs associated with this project. See “Research and development” below.

The increase in BETASERON® product sales in 2004 as compared with 2003 primarily related to an additional (i) $7.5 million from price increases, (ii) $4.2 million from increased patient demand attributed to key marketing programs, (iii) $3.2 million from the benefit of foreign exchange rates, (iv) $6.1 million from inventory ordering patterns of Schering and their distributors and (v) $2.9 million from increased sales of clinical materials. These increases were partially offset by an $18.5 million reduction due to a decline in the royalty rate by five percentage points pursuant to our contractual agreement with Schering.

The increase in BETASERON product sales in 2003 as compared with 2002, primarily related to (i) $6.4 million from price increases, (ii) $5.9 million from the benefit of the movement in foreign exchange rates and (iii) $6.4 million from increased patient demand attributed to an overall increase in the market for interferon beta-1b products for multiple sclerosis. These increases were partially offset by (i) $5.7 million from a decline in the amount we recorded as product sales, based on a percentage of sales by Schering, by five percentage points pursuant to our contractual agreement with Schering and (ii) $6.4 million from fluctuations in wholesaler ordering patterns. In 2002, Schering converted to wholesaler distribution from direct distribution method. Prior to the first quarter 2002, we accounted for revenues from non-U.S. product sales based on information provided by Schering on a one-quarter lag. More current information of non-U.S. BETASERON interferon beta-1b sales became available in 2002, and as a result, we were able to begin recognizing revenues from BETASERON product sales on a current basis. This change resulted in incremental revenues recognized during the first quarter 2002 of $4.3 million. Inventory ordering patterns as well as foreign currency exchange rates may influence future BETASERON product sales.

TOBI® tobramycin solution for inhalation   We sell TOBI® solution directly in the U.S. and certain international markets. The increase in sales in 2004 as compared with 2003 was primarily due to (i)$16.0 million in increased patient demand in the U.S, (ii) $9.2 million in price increases, (iii) $6.4 million in favorable movement in the Euro to U.S. Dollar exchange rate and (iv) $6.0 million in wholesaler ordering patterns.

The increase in TOBI® product sales in 2003 as compared with 2002, primarily related to (i) $9.1 million from greater product penetration in various European countries, (ii) $8.3 million from the benefit of the movement in the Euro to U.S. dollar exchange rate (iii) $4.0 million from price increases, and (iv) $1.9 million from increased use and improved compliance in the U.S. by patients with cystic fibrosis.

We continue to seek approval of TOBI® solution in other countries. Wholesaler ordering patterns as well as reimbursement and government pressures, competition, foreign currency exchange rates and the level of rebates may influence future TOBI product sales. In December 2002, the U.S. Food and Drug Administration tentatively approved an abbreviated new drug application for an inhaled tobramycin for sale in the U.S. following expiration of the orphan drug status of the TOBI solution in December 2004. Subsequently, the application was withdrawn and under terms of a settlement agreement reached in October 2003, approval will not be sought to market this generic product until the 2014 expiration of our patent in the U.S. covering the formulation of TOBI solution for inhalation.

PROLEUKIN® (aldesleukin)   The increase in sales for PROLEUKIN (aldesleukin) in 2004 as compared with 2003 was primarily due to (i) $8.0 million from inventory ordering patterns in Europe, (ii) $5.2 million from price increases and (iii) $3.0 million due to favorable movement in the Euro to U.S. Dollar exchange rate. These increases were partially offset by a $4.2 million reduction due to a decline in patient demand.

The increase in PROLEUKIN product sales in 2003 as compared with 2002 primarily related to (iii) $5.1 million from the benefit of the movement in the Euro to U.S. Dollar exchange rate, (ii) $4.8 million from price increases, (ii) $2.2 million from increase in patient demand in the U.S. These increases were partially offset by $7.5 million from inventory ordering patterns and $3.7 million from a decrease in underlying patient demand in Europe.

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

S*BIO   In the second quarter 2000, we invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products. We also granted S*BIO certain rights to our gene expression and combinatorial chemistry technology. Under this arrangement, we received approximately $23.7 million for technology transfer and research services. We recognized collaborative agreement revenues of $8.8 million in 2002, under this arrangement. The technology transfer period and the related revenue recognition period ended in the third quarter 2002.

GlaxoSmithKline plc   In the fourth quarter 2002, we entered into a collaboration agreement and license agreement with GlaxoSmithKline plc related to certain of our MC-4R compound patents. Under this arrangement, we recognized collaborative agreement revenues of $0.1 million and $3.3 million for 2004 and 2003, respectively.

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

BETAFERON® interferon beta-1b   BETAFERON product royalties were $51.6 million, $63.8 million and $46.9 million in 2004, 2003 and 2002, respectively.

The decrease in 2004 as compared with 2003 was primarily due to $16.6 from the reduction in the royalty rate of five percentage points, pursuant to our contractual agreement with Schering, partially offset by (i) $5.2 million due to favorable movement in the Euro to U.S. Dollar exchange rate and (ii) $4.6 million due to an increase in demand.

The increase in BETAFERON product royalties in 2003 compared with 2002 was primarily due to (i) $8.6 million from benefit in the movement of the Euro to U.S. dollar exchange rate, (ii) $7.4 million from the benefit of a reduction of the allocated cost under a three-year limited cost sharing arrangement under the transitional supply agreement with Schering and (iii) $4.9 million from increase in demand. These increases were partially offset by $4.0 million from a decline in our royalty rate in the fourth quarter 2003 by five percentage points, pursuant to our contractual agreement with Schering. Incremental revenues recognized during the first quarter 2002 of $3.9 million related to a change in our methodology of recognizing these royalties. Prior to 2002, we accounted for BETAFERON® product royalties as a percentage of forecast received from Schering, with an adjustment of the estimate to actual in the subsequent quarter. More current information of European BETASERON® product sales was available in 2002, and as a result, we were able to recognize BETAFERON product royalties on a current basis beginning in the first quarter 2002.

As discussed in “Product sales—BETASERON®” above, we began supplying BETAFERON® product, which was previously supplied by Boehringer Ingelheim, to Schering in the fourth quarter 2002 for certain additional European markets. This resulted in a shift of revenue recognized under this agreement to product sales, with a decrease in royalty revenues, beginning in the fourth quarter 2002. In 2003, Schering extended its supply agreement with Boehringer Ingelheim through 2008. The magnitude of the shift of revenue in the future will be contingent on our production capacity, Schering’s minimum purchase commitment under the extended supply agreement with Boehringer Ingelheim and market demand. The shift to product sales is expected to increase over the next three years. Future BETAFERON® product royalties will be influenced by demand, price changes and foreign currency exchange rates.

Novo Nordisk   We earn royalty revenues on insulin and glucagon product sales by Novo Nordisk AS. We recognized $4.4 million, $8.5 million and $7.5 million in 2004, 2003 and 2002, respectively, under this arrangement. Patents related to the production of insulin and glucagons began expiring in late 2003 and as a result, there were significant reductions in royalty revenue in 2004 recognized under this arrangement.

Boehringer Ingelheim   In December 2003, we granted Boehringer Ingelheim a nonexclusive license for the research, development and commercialization of small molecule therapeutics against hepatitis C virus drug targets. We recognized $0.8 million and $4.0 million in 2004 and 2003 under this arrangement. The decrease is primarily due to initial license fees recognized in 2003.

GlaxoSmithKline plc   In 2002, we granted GlaxoSmithKline plc rights to certain of our MC-4R compound patents. Under this arrangement, we recognized royalty revenues $0.2 million and $4.8 million in 2004 and 2003, respectively. The project associated with our MC-4R compound was completed early in 2004.

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

Other revenues

Contract manufacturing revenues   Our biopharmaceuticals segment recognized contract manufacturing revenues of $10.3 million, $13.5 million and $14.0 million in 2004, 2003 and 2002, respectively. The fluctuations in 2004 as compared with 2003 and in 2003 as compared with 2002, resulted from the level of activity and the timing of contract manufacturing activities.

Biogen and Serono settlements   As a result of a favorable federal court decision and prior agreements between Chiron and Schering’s U.S. subsidiary, Berlex Laboratories, and Berlex and Biogen, Biogen was required to make a settlement payment to Schering. In accordance with an earlier contract between Chiron and Berlex, we recognized approximately $13.0 million as revenue in 2003, which represented our share of this settlement payment. In addition, there was a similar settlement between Berlex and Serono, S.A. of which we recognized approximately $1.4 million in 2003.

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

Gross profit   The biopharmaceutical gross profit margin in 2004 was consistent with the gross profit margin in 2003. Price increases were offset by the contractual change in the royalty rate related to the sale of BETASERON® product and the increased costs associated with the pre-filled diluent syringe for BETASERON® product.

The decrease in biopharmaceutical gross profit margin in 2003 as compared with 2002 was the result of higher annual facility maintenance costs, non-recurring expenses related to production, less favorable mix of biopharmaceutical product sales, the increased cost of producing the BETASERON ®interferon beta-1b pre-filled syringe presentation and a decline in BETASERON product sales, based on a percentage of sales by Schering, by five percentage points pursuant to our contractual agreement with Schering, offset by price increases.

Biopharmaceutical gross profit margin does not include amortization expense from acquired developed products, an intangible asset related to business combinations. Such amortization expense is included in the caption “amortization expense.”

Biopharmaceutical gross profit margin may fluctuate significantly in future periods due to production yields, increased cost to produce the BETASERON® interferon beta-1b pre-filled diluent syringe, the decline in BETASERON® product sales, based on a percentage of sales by Schering, which decreased by five percentage points pursuant to our contractual agreement with Schering and as the biopharmaceutical product and customer mix changes.

Research and development   The increase in research and development spending in 2004 as compared with 2003 was primarily the result of (i) $30.7 million from activities related to the development of tifacogin, as discussed below, (ii) $15.2 million from development of our early-stage oncology compounds CHIR-258 (small molecule) and CHIR 12.12 (an antibody) and (iii) $7.1 million from pre-registration activities for PULMINIQ™ (cyclosporine, USP) inhalation solution for the increase in survival and prevention of chronic rejection in patients receiving allogenic lung transplants, in combination with standard immunosuppressive therapy. These increases were partially offset by (i) a reduction of $13.5 million due to the discontinued development of tezacitabine in the first quarter of 2004 based on an analysis of the data from a Phase II trial in patients with gastroesophageal cancer, (ii) a decline of $9.2 million in spending due to discontinuance of development of PA-2794, (iii) a decline of $7.8 million due to a decline in expenses related to the development of new processes and the performance of test runs related to installed equipment of our existing manufacturing facilities to support the supply of BETAFERON® interferon beta-1b to Schering and (iv) a net decline of $5.2 million in spending related to the pre-registration activities of CUBICIN (daptomycin for injection) for treatment of complicated skin and soft tissue infections. During 2003 we recorded $10.6 million of expense associated with a fee paid under a license agreement with Cubist Pharmaceuticals, Inc. for the development and commercialization of Cubist’s antibiotic daptomycin, as discussed below.

In 2004, we expensed $6.0 million to fund the remaining obligations of the SILCAAT trial due to assessment of no future benefit from the trial.

The increase in research and development spending in 2003 as compared with 2002 primarily related to (i) $10.6 million from costs associated with a license agreement with Cubist Pharmaceuticals, Inc. for the development and commercialization of Cubist’s antibiotic daptomycin, as discussed below, (ii) $8.8 million from those activities related to the development of tezacitabine, obtained as a part of the acquisition of Matrix Pharmaceutical in the first quarter 2002 and (iii) $6.3 million from interleukin-2 in oncology trials in combination with various monoclonal antibodies. These increases were partially offset by decreases in the activities for various clinical trials, including (i) $6.8 million from transfer of the responsibility of the SILCAAT trial to NIAID and the University of Minnesota in the fourth quarter 2002, discussed below, and (ii) $6.4 million from termination of our development activities for HBV-MF59, an immunotherapy for patients with chronic hepatitis B infection.

In March 2004, Chiron entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with Chiron’s share being 70% and XOMA’s share being 30%. Chiron agreed to make an initial payment of $10.0 million, which has been paid as of December 31, 2004, and to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund 75% of XOMA’s share of development expenses.

In October 2003, we entered into a license agreement with Cubist Pharmaceuticals, Inc. for the development and commercialization of Cubist’s antibiotic CUBICIN® (daptomycin for injection) in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In exchange for these development and commercialization rights, we have agreed to pay Cubist up to $50.0 million. This $50.0 million includes $18.0 million, which was paid by Chiron up front in the fourth quarter 2003, $10.0 million of which was used to purchase restricted Cubist common stock at a 50 percent premium over market price and up to $32.0 million of additional payments to Cubist upon the achievement of certain regulatory and sales milestones. We will also pay Cubist a tiered royalty on CUBICIN marketed by Chiron. We recorded $10.6 million of the up front payment, related to the purchase of in-process research and development as research and development expense in the fourth quarter 2003.

In October 2003, we acquired all of Pfizer, Inc.’s, formerly Pharmacia Corp.’s, interest in tifacogin, in return for which Pfizer will receive royalties on future sales of tifacogin. In the second quarter 2004, we began enrolling patients in our Phase III trial for tifacogin as a treatment for patients with severe community-acquired pneumonia.

In April 2003, we acquired exclusive worldwide development and commercial rights from Novartis for PULMINIQ™ (cyclosporine, USP) inhalation solution, a therapy under evaluation for treatment of rejection and reduction of mortality in lung transplant recipients for $0.5 million, which was expensed as research and development costs in 2003. In 2004, we submitted a new drug application to the FDA for marketing approval of PULMINIQ™.

In the fourth quarter 2002, we reached an agreement in principle to transfer responsibility for the SILCAAT trial, a Phase III study for recombinant human interleukin-2 (IL-2, aldesleukin), to the National Institutes Allergy and Infectious Disease (NIAID) and the University of Minnesota. Responsibility for the SILCAAT study was transferred to NIAID and University of Minnesota effective February 14, 2003. Our research and development expenses related to the SILCAAT trial decreased in 2003 as a result of the transfer. Under the agreement, we are obligated to fund a maximum of $18.0 million over the lifetime of the trial and to supply clinical materials and certain other support services of which $18.0 million has been paid through December 31,2004.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general and administrative   The increase in selling, general and administrative expenses in 2004 as compared with 2003 was primarily due to (i) $ 5.5 million for increased expenses for new product support, (ii) $5.5 million for the Euro to U.S. Dollar exchange rate fluctuation and (iii) $4.5 million for increased expenses for programs and headcount in support of TOBI® tobramycin and international marketing, (iv) $4.2 million related to increased costs of our facilities, (v) $1.7 million increase for support to enhance business processes and (vi) $1.2 for increased sales and medical affairs support.

The increase in selling, general and administrative expenses in 2003 as compared with 2002 related to (i) $8.8 million from ongoing sales and marketing programs to support TOBI® in the U.S. and continued market penetration in Europe, (ii) $3.0 investment in marketing capabilities to support clinical programs, (iii) $2.3 million from additional costs associated with the enhancement of current business processes and (iv) $4.0 million from the Euro to U.S. Dollar exchange rate fluctuation. In addition, the increase in 2003 as compared with 2002 was impacted by $5.1 million from increased costs following the acquisition of Pulmopharm in the third quarter 2002.

Amortization expense   The increase in amortization expense in 2003 compared with 2002 related to the distribution rights acquired upon acquisition of Pulmopharm in the third quarter 2002. We acquired PathoGenesis Corporation in 2000 and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to purchased technologies, acquired intangible assets and goodwill, which related to the biopharmaceuticals segment.

Other

We view certain other revenues and expenses, particularly certain royalty and license fee revenues primarily related to HIV and HCV related patents, and unallocated corporate expenses, as not belonging to any one reportable segment. As a result, we have aggregated these items into an “Other’ segment.

	Twelve Months Ended			$ Change		% Change
	December 31,			2004 vs.	2003 vs.	2004 vs.	2003 vs.
	2004	2003	2002	2003	2002	2003	2002
	($ in 000’s, except percentages)
Royalty and license fee revenues	$123,608	$74,290	$69,645	$49,318	$4,645	66.4%	6.7%
Selling, general and administrative	$116,933	$86,867	$67,639	$30,066	$19,228	34.6%	28.4%
Interest expense	$26,093	$19,104	$12,821	$6,989	$6,283	36.6%	49.0%
Interest and other income, net	$56,797	$38,892	$46,616	$17,905	$(7,724)	46.0%	(16.6)%

Royalty and license fee revenues   Our other segment earns royalties on third party sales of, and license fees on, several products. The majority of royalty and license fee revenues related to the use of our hepatitis C virus and HIV-related patents for diagnostic testing purposes by various third parties.

Roche settlement   In October 2000, we entered into three license agreements with Roche and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for use of our HCV and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostics products. The third agreement relates to blood screening. See “Blood Testing—Royalty and license fee revenues” above for more information on these agreements.

Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to Roche’s use of our HCV-related patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to Roche’s use of our HCV-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001. Royalty revenues increased in 2004 as compared with 2003, by $4.4 million or 9.5%. Royalty revenues decreased $7.5 million or 13.8% in 2003 as compared with 2002 as the annual minimum royalty under this agreement expired at the end of 2002.

The HIV agreement also provides for royalties on future sales related to Roche’s use of our HIV-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld our HIV-related patent. Royalty revenues recognized under this agreement increased by $40.0 million in 2004 as compared with 2003. This increase is mainly due to a settlement agreement with Roche, described in more detail below, in which we recognized revenues for a license fee, deferred royalties and a portion of a nonrefundable royalty payment. Royalty revenues recognized under this agreement in 2003 were consistent with 2002.

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

Under the terms of the settlement agreement, the milestone payment along with any royalties received prior to March 31, 2004 became non-refundable. Accordingly, in 2004, we have recognized $10.0 million in license fees and $21.8 million in royalties up until June 30, 2004, which had previously been deferred, of which $16.3 million has been recognized as revenue in our other segment and $5.5 million has been recognized as revenue in our blood testing segment. We also recognized $0.8 million in interest on the license fee. Also under the settlement agreement, in the first quarter of 2005, we are entitled to receive a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0 million. The amount of the refund available decreases in increments over the quarters of 2005 and 2006. As such, Chiron expects to recognize $64.0 million of the payment as revenue over 2005 and 2006. The remaining $14.0 million is nonrefundable and was recognized as revenue in 2004, of which $9.3 million has been recognized as revenue in our other segment and $4.7 million has been recognized as revenue in our blood-testing segment. Revenues earned from diagnostic products are included in our other segment and revenues earned from blood screening are included in our blood-testing segment.

The impact on revenues in 2004 from these items from the September 10, 2004 settlement with Roche is summarized below (in thousands).

	Other Segment	Blood-testing Segment	Total
Deferred revenues recognized	$16,313	$5,453	$21,766
Deferred license fee recognized	10,000	—	10,000
Non-refundable portion of Roche settlement	9,333	4,667	14,000
Total royalty and license fee revenue	$35,646	$10,120	$45,766

Currently, the applicable issued HCV-related patents expire in 2015 for the U.S. and in 2010 for Europe. Currently, the applicable issued HIV-related patent in Europe expires in 2005.

Roche PCR agreement   Under a July 1991 agreement between Roche Limited and Cetus Corporation (a company acquired by Chiron), we received royalties on sales of polymerase chain reaction products and services sold by Roche and its licensees. In 2004, we recognized a $3.0 million settlement with Roche regarding this agreement. We did not recognize any revenue under this agreement in 2003 and recognized $0.7 million in 2002. Roche’s royalty obligations, with certain limited exceptions for future products, expired in the fourth quarter 2000.

Bayer   A cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer Corporation. Royalties were consistent in 2004 as compared with 2003. Royalties increased $10.9 million in 2003 compared with 2002 primarily due to increased donations and a contractual increase in the royalty rates.

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

Selling, general and administrative   The increase in selling, general and administrative expenses in 2004 as compared with 2003 was primarily due to $12.1 million in legal costs related to the FLUVIRIN vaccine developments discussed above under “—FLUVIRIN® Influenza Virus Vaccine Recent Events”, $12.9 million in legal costs related to the defense of our patents and technology and $5.4 million from corporate governance costs. These increases were partially offset by $4.0 million from a 2003 donation to Chiron Foundation and $1.2 million from lower employee related expenses.

The increase in selling, general and administrative expenses in 2003 as compared with 2002 was primarily due to $12.5 million from an increase in employee related expenses, $4.0 million from a donation to Chiron Foundation, $2.8 million from integration costs incurred by the other segment associated with our third quarter acquisition of PowderJect and $1.6 million from an impairment charge associated with long-lived assets. These increases were partially offset by a $9.3 million reduction in spending related to the defense of our patents and technology.

Purchased in-process research and development   Purchased in-process research and development charged to operations was $9.6 million, $45.3 million and $45.2 million in 2004, 2003 and 2002, respectively.

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

On July 8, 2003, we acquired PowderJect and accounted for the acquisition as a business combination. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated $45.3 million of the purchase price to purchased in-process research and development, which we charged to operations in 2003. We do not anticipate that there will be any alternative future use for the in-process research and development. In valuing the purchased in-process research and development, we used probability-of-success-adjusted cash flows and a 14% discount rate. Cash flows from projects including those relating to (i) certain travel vaccines and (ii) vaccines for allergies were assumed to commence between 2004 and 2012.

On February 20, 2002, we acquired Matrix Pharmaceutical, Inc. and accounted for the acquisition as an asset purchase. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated $45.2 million of the purchase price to purchased in-process research and development, which we charged to operations in 2002. We do not anticipate that there will be any alternative future use for the in-process research and development. In valuing the purchased in-process research and development, we used probability-of-success-adjusted cash flows and a 20% discount rate. We assumed revenue from tezacitabine to commence after 2005. Development of tezacitabine was discontinued in the first quarter of 2004 based on the analysis of the data from a Phase II trial in patients with gastroesophageal cancer. As with all pharmaceutical products, the probability of commercial success for any research and development project is highly uncertain.

Interest expense   The increase in interest expense in 2004 as compared with 2003 primarily related to the effect of twelve months versus five months of interest expense recognized on the $500.0 million convertible debentures that we issued on July 30, 2003. Also, interest expense increased due to interest on the $385.0 million convertible debentures that we issued on June 22, 2004. These increases were partially offset by lower interest expense from certain of our Liquid Yield Options Notes (LYONs), which were put to us on June 12, 2004.

The increase in 2003 as compared with 2002 primarily related to interest expense recognized on the $500.0 million convertible debentures that were issued on July 30, 2003.

Interest and other income, net   Interest and other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. We recognized interest income of $23.4 million, $23.2 million and $36.2 million in 2004, 2003 and 2002, respectively.

The decrease in interest income in 2003 as compared with 2002 primarily was due to lower average cash and investment balances following the acquisition of PowderJect and lower average interest rates.

In 2004, 2003 and 2002, we recognized gains of $34.3 million, $9.4 million and $14.3 million, respectively, related to the sale of certain equity securities. The increase in 2004 is primarily due to the termination of certain equity forward contracts.

In 2004, we recognized losses attributable to the impairment of equity securities of $1.4 million. There were no losses attributable to impairment of equity securities in 2003. In 2002, we recognized losses attributable to the impairment of certain equity securities of $7.5 million.

In the second quarter 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us $5.1 million—the full principal plus interest. We recorded $1.5 million in interest and other income, net, in 2002.

On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein’s gross profit, through 2003. We received $4.2 million, $2.0 million and $5.4 million in 2004, 2003 and 2002, respectively.

Income taxes   The effective tax rate in 2004 was 28.2%, of pretax income from continuing operations, including the charge for purchased in-process research and development related to the Sagres acquisition. The effective tax rate in 2003 was 28.7% of pretax income from continuing operations, including the charge for purchased in-process research and development related to the PowderJect acquisition. The charges for the purchased in-process research and development in 2004 and 2003 are not tax deductible. The effective tax rate in 2004 and 2003 were both 25.0% of pretax income from continuing operations, after excluding the impact of the purchased in-process research and development charges. The effective tax rate in 2004 includes increased benefits from research tax credits and foreign income taxed at lower rates. Such benefits are a greater percentage of pretax income in 2004 than in 2003. These benefits were offset by the tax cost of transferring certain product rights through inter-company transactions as part of our long-term tax planning strategy.

The reported effective tax rate in 2002 was 31.6% of pretax income from continuing operations, including the charge for purchased in-process research and development related to the Matrix Pharmaceutical acquisition. The effective tax rate in 2002 was 27.0% of pretax income from continuing operations, after excluding the impact of the in-process research and development charge. The 2003 effective tax rate is lower than the 2002 effective tax rate due to an increase in income earned in lower tax jurisdictions, net of increased benefits recognized in 2002 with respect to our research and development activities.

The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

Management believes the acquisition of PowderJect may cause an increase in the future effective tax rate and is in the process of evaluating certain options that may mitigate any potential increase. Specifically, most of PowderJect’s profits earned are in the United Kingdom, subject to a 30% marginal tax rate.

Discontinued operations   In a strategic effort to focus on our core businesses of blood-testing, vaccines and biopharmaceuticals, we completed the sale of Chiron Diagnostics to Bayer and Chiron Vision to Bausch & Lomb in 1998 and 1997, respectively. The “Gain (loss) from discontinued operations, net of taxes” consisted of the following for the years ended December 31:

	2004	2003	2002
	(In thousands)
Reversal of reserves (net charge) for indemnity obligations	$—	$(5,222)	$—
Gain resulting from IRS settlement	12,459	—	—
Employee settlement	—	—	(438)
Reversal of income tax reserves from Bayer settlement	12,395	—	—
Income tax benefit	—	12,197	118
	$24,854	$6,975	$(320)

Chiron and Bayer Corporation, or Bayer, were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, we made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. We released previously established reserves deemed to be excess following this settlement. This settlement resulted in a net gain of $12.4 million in 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer.

In 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement we recognized a tax benefit of approximately $12.5 million in 2004.

We reversed approximately $2.3 million related to unutilized reserves for Chiron Diagnostics and Chiron Vision in 2003.

In 2003, Chiron and Bayer Corporation reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron Diagnostics. Under this settlement agreement, we made a payment to Bayer in 2003. Pursuant to this settlement, we recorded a charge, net of adjustment to our previously provided reserve for indemnity obligations of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million in 2003.

In 2002, we recognized a charge of $0.4 million related to a settlement with a former employee arising out of the sale of Chiron Diagnostics.

We recognized an income tax benefit of $12.2 million and $0.1 million in 2003 and 2002, respectively. The tax benefit in 2003 related to the settlement agreement between Bayer, as discussed above and the reversal of valuation allowances against deferred tax assets that were established at the time of the sale of Chiron Diagnostics. The tax benefit in 2002 related to the charge for a settlement with a former employee arising out of the sale, as discussed above.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which requires the cost resulting from all share-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued or on the fair value of liabilities incurred. Under SFAS 123R, the fair-value-based method for recognition or disclosure of compensation expense will be applied using the modified prospective application transition method or the modified retrospective application transition method. We currently measure compensation expense for our stock-based employee compensation under the intrinsic method. The adoption of SFAS 123R will have a material impact on our consolidated financial statements. Current option values of using the Black-Scholes formula, as discussed in Note 1 of Notes to Consolidated Financial Statements, may not be indicative of results from the valuation methodologies we finally adopt. The adoption of SFAS 123R is effective for Chiron commencing the beginning of the third quarter 2005.

Liquidity and Capital Resources

Our capital requirements have generally been funded by cash flow from operations, borrowings from commercial banks and issuance of convertible debt securities and common stock. Our cash, cash equivalents and investments in marketable debt securities, which totaled $1,013.0 million at December 31, 2004, are invested in a diversified portfolio of fixed income securities, including money market instruments, corporate notes and bonds, and government agency securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

The recent events regarding FLUVIRIN vaccine, as discussed above, will continue to impact our cash flow going forward. As we continue to implement our remediation plan, our efforts will entail additional cash payments, which will be material. The MHRA’s lifting of our license suspension is conditioned upon the understanding that our commitment to remediation will continue.

In addition, we have incurred and expect to continue to incur substantial expense relating to the investigation by the U.S. Attorney’s Office for the Southern District of New York, the Securities and Exchange Commission formal investigation and the shareholder class action and derivative private lawsuits and other claims arising out of or related to these developments regarding FLUVIRIN vaccine.

In addition, our inability to supply FLUVIRIN vaccine for the 2004-2005 season may also lead to loss of market share because competitors have announced plans to introduce influenza vaccine products in the United States during the 2005-2006 season and are seeking expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may choose to purchase flu vaccine from other providers as their products become available in the United States. Loss of market share could have a material adverse effect on cash flow.

We are subject to investigations, litigation and disputes in connection with the FLUVIRIN developments. The results of any such investigations, proceedings or disputes could have a material adverse effect on our cash flow.

For additional information concerning the risks we face as a result of these FLUVIRIN vaccine developments, see “Factors That May Affect Future Results—The recent developments with respect to FLUVIRIN vaccine will harm our business and results of operations.” For additional information on the U.S. Attorney’s investigation, SEC investigation, private lawsuits and other claims arising out of or relating to the developments regarding FLUVIRIN, see Part I, Item 3 of this Report on Form 10-K.

On June 12, 2004, certain holders of our Liquid Yield Option Notes (LYONs), at their option, tendered LYONs with $649.9 million in aggregate principal amount at maturity, which we were required to purchase. The purchase price for the tendered LYONs was $584.31 in cash per $1,000 in principal amount at maturity. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. At December 31, 2004, there remains $80.1 million outstanding in aggregate principal amount at maturity with a current accreted balance of $47.3 million.

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

Under the terms of the Investment Agreement between Novartis and Chiron, Novartis agreed to guarantee certain Chiron obligations up to a maximum of $702.5 million. Under this agreement, Novartis has guaranteed $100.0 million under a U.S. credit facility in which there were no borrowings outstanding at December 31, 2004 and $173.3 million from a lease commitment for a research and development facility in Emeryville, California.

We believe that our cash, cash equivalents and marketable debt securities, together with funds provided by operations and borrowing and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements over at least the next twelve months including any cash needed for remediation efforts for our Liverpool plant, cash utilized for our stock repurchase program and our contractual obligations of $373.7 million in the next twelve months as discussed in the contractual obligation table below. We also believe that our cash, cash equivalents and marketable debt securities, together with funds provided by operations and lease arrangements, will be sufficient to meet our contractual obligations of $1.6 billion arising after twelve months as discussed in the Contractual Obligations table below. In addition, we believe we could access additional funds from the debt and capital markets should the need arise. As noted above, if we suffer a permanent loss of FLUVIRIN influenza vaccine sales, whether through loss of regulatory approvals, market share or otherwise, it would have a material adverse effect on our cash flow.

Sources and Uses of Cash

We had cash and cash equivalents of $209.5 million and $364.3 million at December 31, 2004 and 2003, respectively.

Operating activities   In 2004, net cash provided by operating activities was $170.7 million as compared with $413.9 million in 2003. The decrease in cash provided by operating activities was primarily due to lower income from continuing operations before depreciation, amortization and other non-cash charges, which decreased mainly due to the suspension of our license to manufacture FLUVIRIN® influenza virus vaccine in our Liverpool facility which prevented the release of any of the product during the 2004-2005 influenza season. Cash provided by operating activities also decreased due to (i) increased selling, general and administration expenses in 2004 primarily due to the movement of the Euro and British Pound exchange rates, twelve months of selling, general and administrative expenses from PowderJect in 2004 compared to approximately six months in 2003 and increased legal costs, (ii) lower royalty payments of BETASERON® and BETAFERON® interferon beta-1b due to a decline in the royalty rate by five percentage points pursuant to our contractual arrangement with Schering, and lower royalty payments received under the Roche royalty arrangements in 2004 compared with 2003 and (iii) $14.4 million of cash received as a result of the Biogen and Serono settlements in connection with the McCormick patents in 2003. These decreases were offset by (i) lower tax payments in 2004 as compared with 2003, (ii) a payment to Bayer Corporation in 2003 from a settlement agreement relating to certain claims raised by Bayer in connection with the Stock Purchase Agreement dated September 17, 1998 and (iii) increased product sales of PROCLEIX® assays and TOBI® tobramycin in 2004.

In 2003, net cash provided by operating activities was $413.9 million as compared with $268.2 million in 2002. The increase in cash provided by operating activities was primarily due to (i) higher income from continuing operations before depreciation and amortization and other non-cash charges, which increased mainly due to flu vaccine sales following the acquisition of PowderJect and higher product sales of PROCLEIX® assays, partially offset by increases in research and development costs. Increases in research and development costs were primarily due to the development of a dry powder formulation of our inhaled TOBI® tobramycin product, the development of tezacitabine, the development of interleukin-2 in combination with various monoclonal antibodies, expansion of our meningococcal franchise and development of flu cell culture. We also incurred costs associated with our collaboration with ZymeQuest Inc. to develop and commercialize an enzymatic conversion system, our license agreement with Infectio Diagnostics, and the in-licensing of daptomycin, (ii) higher royalty payments received under the BETAFERON® interferon beta-1b  and Roche royalty arrangements, (iii) $14.4 million of cash received as a result of the Biogen and Serono settlements in connection with the McCormick patents (see “Biopharmaceuticals—Other revenues” above), (iv) an increase in accounts payable and accrued liabilities at December 31, 2003 as compared to a decrease at December 31, 2002 driven by the timing of payments and our acquisition of PowderJect and (v) excluding the effect of acquisitions, a decrease in inventories at December 31, 2003 as compared to an increase in inventories at December 31, 2002. Partially offsetting these increases was a payment made to Bayer Corporation as a result of a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998.

In 2002, net cash provided by operating activities was $268.2 million as compared with $262.0 million in 2001. The increase in cash provided by operating activities largely was due to (i) higher income from operations before the charge for in-process research and development, depreciation and amortization and other non-cash charges and (ii) increased cash due to the timing of payments received under the BETAFERON® interferon beta-1b and Roche royalty arrangements. These increases were partially offset by (i) the $45.3 million license fee payment received from Bayer in June 2001, (ii) increased accounts receivable primarily driven by increases in product sales and royalty receivables due to an increase in BETAFERON® product sales and increased blood screening royalties due to contractual price increases and increased blood-testing volume, (iii) lower accrued liabilities and other payables due to the timing of payments and (iv) increased payments in 2002. Increased payments in 2002 as compared with 2001, included payments to (i) Gen-Probe upon resolution of certain contractual disputes which were accrued for in the fourth quarter 2001 and (ii) the German government in lieu of statutory price reductions on prescription drugs that are reimbursed under the German government’s healthcare program.

We anticipate that research and development expenditures in 2005 will primarily be driven by (i) the furtherance of our Phase III study and other development activities for tifacogin as a treatment for patients with severe community-acquired pneumonia (ii) initiation of a Phase III study and production of a dry powder formulation of our inhaled TOBI product for the treatment of pseudomonas aeruginosa in cystic fibrosis patients under our December 2001 collaboration agreement with Nektar Therapeutics, (iii) early-stage oncology studies and other development activities for Chiron compounds CHIR-258 and CHIR-12.12 (iv) expansion of our meningococcal franchise, (v) development of flu cell culture, (vi) research activities focused on identifying several novel vaccines and therapeutics for clinical development in the areas of oncology and infectious disease. In addition, we are required to make capital improvements to our existing manufacturing facilities to support the supply of BETAFERON® product to Schering. In connection with this project, we are continuing to incur expenses relating to the development of new processes and the performance of test runs related to installed equipment. Net cash from operating activities are expected to fund these research and development activities.

Investing activities   In 2004, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $796.9 million, capital expenditures of $183.7 million, cash paid for acquisitions net of cash acquired of $34.9 million, other uses of cash of $10.7 million and purchases of equity securities and interests in affiliated companies of $6.6 million. Included in net cash paid for acquisitions was $8.2 million for previously accrued costs in connection with the acquisition of PowderJect, $15.5 million of cash delivered on the divestiture of certain operations in Wisconsin, the U.K., and Sweden and $11.2 million of cash paid for the acquisition of Sagres. Cash used in investing activities was offset by proceeds from sales of investments in marketable debt securities of $431.1 million, proceeds from maturities of investments in marketable debt securities of $286.5 million, proceeds from the sale of equity securities and interests in affiliated companies of $38.7 million, proceeds from the sale of assets of $3.0 million and proceeds from notes receivable of $1.5 million.

In 2003, our Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of our flu vaccines manufacturing facility in Liverpool, England. The new manufacturing facility will replace a portion of the existing flu vaccines manufacturing facilities in Liverpool, England and is anticipated to be available in the middle of 2008 for the manufacture of flu vaccines, subject to regulatory approval. In December 2003, we entered into a 25-year lease for the building; as of December 31, 2004, we have incurred $13.6 million for the capital improvements portion of the project. Management does not currently expect the recent FLUVIRIN vaccine developments to impact the timing of this project.

In April 2001, we entered into a collaboration with Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Our commitment is approximately 31.6 million Euro ($42.9 million at December 31, 2004) for the expansion of Chiron’s Italian manufacturing facilities, of which Chiron had incurred costs of 26.9 million Euro ($36.5 million), as of December 31, 2004. This agreement began in the fourth quarter 2001 and is expected to continue through 2006.

The purchases of equity securities and interests in affiliated companies in 2004 consisted of equity contributions under several venture capital funds including a $2.6 million capital contribution under two 2003 limited partnership agreements, a $0.3 million capital contribution under a 2002 limited partnership agreement, a $2.0 million capital contribution under a 2001 limited partnership agreement and a $1.4 million capital contribution under a 2000 limited partnership agreement. In addition, we contributed $0.3 million to our 51%-owned joint venture Indian subsidiary in 2004.

In 2003, we became a limited partner of Burrill Life Sciences Capital Fund, L.P. We will pay $10.0 million over six years, of which $3.5 million has been paid through December 31, 2004 for a 5.14% ownership. In 2003, we became a limited partner of Forward Venture V, L.P. We will pay $5.0 million over five years, of which $0.6 million has been paid through December 31, 2004, for a 3.45% ownership. In 2002, we became a limited partner of TPG Biotechnology Partners, L.P. We will pay $5.0 million over ten years, of which $2.2 million has been paid through December 31, 2004, for a 2.83% ownership. In 2001, we became a limited partner of Forward Venture IV, L.P. We will pay $15.0 million over ten years, of which $11.0 million has been paid through December 31, 2004, for a 6.35% ownership. In 2000, we became a limited partner of Burrill Biotechnology Capital Fund, L.P. We will pay $25.0 million over five years, of which $21.1 million has been paid through December 31, 2004, for a 23.26% ownership.

In 2003, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $920.8 million, cash paid for acquisitions, net of cash acquired of $815.4 million, capital expenditures of $139.4 million, purchases of equity securities and interests in affiliated companies of $14.2 million and other uses of cash of $0.9 million. In 2003, cash paid for acquisitions, net of cash acquired, consisted of cash paid to acquire PowderJect, net of cash acquired, of $814.7 million and cash paid for acquisition costs related to the acquisitions of PathoGenesis Corporation and Matrix Pharmaceutical of $0.7 million. Cash used in investing activities was offset by proceeds from sales of investments in marketable debt securities of $793.2 million, proceeds from maturities of investments in marketable debt securities of $420.5 million, proceeds from the sale of equity securities and interests in affiliated companies of $12.6 million and proceeds from notes receivable of $0.8 million.

On July 8, 2003, we acquired PowderJect, a company based in Oxford, England that develops and commercializes vaccines. We acquired all of the outstanding shares of common stock of PowderJect for a total purchase price of approximately $938.6 million. As part of the acquisition of PowderJect, we assumed the debt of PowderJect including convertible notes with a face value of 35.0 million British pounds (fair value of $57.0 million at July 8, 2003). We repaid the convertible notes during the third quarter 2003 and the payment is included in “Repayment of debt and capital leases” in the Consolidated Statement of Cash Flows for the year ended December 31, 2003.

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

In 2002, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $796.5 million, capital expenditures of $105.7 million, net cash paid to acquire Matrix Pharmaceutical of $55.5 million, purchases of equity securities and interests in affiliated companies of $6.8 million, cash paid to acquire Pulmopharm of $2.4 million, cash paid for acquisition costs related to the acquisition of PathoGenesis of $0.5 million and other uses of cash of $6.1 million. Cash used in investing activities was offset by proceeds from sales of investments in marketable debt securities of $ 252.0 million and proceeds from maturities of investments in marketable debt securities of $471.6 million, proceeds from the sale of equity securities and interests in affiliated companies of $24.9 million, proceeds from notes receivable of $6.4 million and proceeds from sales of assets of $0.5 million.

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

Financing activities   In 2004, net cash used in financing activities consisted of $383.0 million for the repayment of debt and capital leases, $135.0 million for the acquisition of treasury stock and $8.4 million for the payment of debt issuance costs. Cash used in financing activities was offset by $385.0 million of proceeds from issuance of convertible debentures (discussed above), $69.1 million of proceeds from the reissuance of treasury stock and $5.6 million of borrowings from a government agency.

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

On July 30, 2003, we issued $500.0 million aggregate principal amount of convertible debentures, which mature on August 1, 2033. The debentures accrue interest at a rate of 1.625% per year. Interest is payable on February 1 and August 1 each year, commencing February 1, 2004. The debentures are senior, unsecured obligations of Chiron and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.

Our Board of Directors has, in the past, authorized the repurchase of our common stock on the open market. On December 5, 2003, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2004. Through December 31, 2004, we made purchases of 2.9 million shares at a cost of $126.5 million and the authorization to purchase the remaining 2.1 million shares expired unutilized. On March 10, 2005, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2005.

In January 2001, we initiated a put option program to reduce the effective cost of repurchasing our common stock. Under this program, we entered into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to us a specified number of shares at a specified price per share on a specified date. For the year ended December 31, 2003, we collected premiums of $2.1 million and for contracts that were exercised, we purchased 0.2 million shares. At December 31, 2004 and 2003, Chiron had no outstanding put option contracts.

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

For the year ended December 31, 2002, we collected premiums of $4.3 million and, for contracts that were exercised, we purchased 0.3 million shares in connection with the put option program. As of December 31, 2002, we had an outstanding put option contract with a third party entitling the holder to sell us 0.5 million shares. The option expired on January 29, 2003 and had an exercise price of $38.11 per share. The amount of our obligation to repurchase such shares upon exercise of the outstanding put options, totaling $19.1 million, was reclassified from “Additional paid-in capital” to “Put options” in temporary equity in the Consolidated Balance Sheets at December 31, 2002. On January 29, 2003, our closing stock price was $37.94. Although the closing stock price was below the stipulated $38.11, the third party elected not to exercise the options. As a result, the temporary equity of $19.1 million was reclassified to permanent equity in the first quarter 2003.

In March 2004, Chiron entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with Chiron’s share being 70% and XOMA’s share being 30%. Chiron agreed to make an initial payment of $10.0 million, which has been paid as of December 31, 2004, and to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund XOMA’s share of development expenses. The collaboration will initially focus on preclinical, process development and scale up work. In December 2004, Chiron filed an IND application for a monoclonal antibody oncology compound, CHIR 12.12. This is the first project being developed under the collaboration agreement with XOMA for the commercialization of therapeutic antibodies for cancer.

From time to time, we evaluate a number of business development opportunities. To the extent that we are successful in reaching agreements with third parties, these transactions may involve selling a significant portion of our current investment portfolio, incurring additional debt or issuing additional Chiron shares.

Contractual Obligations

Our contractual obligations as of December 31, 2004 were as follows:

	Obligations by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt (includes current portion)(1)	$939,093	$2,441	$1,726	$2,254	$932,672
Capital lease obligations(2)	168,461	2,624	5,248	160,589	—
Other non-current liabilities(3)	79,643	—	9,969	1,839	67,835
Operating leases(4)	262,124	32,705	56,587	39,074	133,758
Purchase obligations:
Technology services agreement(5)	50,400	9,600	19,200	19,200	2,400
Purchase orders(6)	56,023	53,486	2,006	481	50
Supply agreement(7)	119,500	23,900	47,800	47,800	—
Plant expansion(8)	28,600	28,600	—	—	—
Berna biotech(9)	6,360	3,180	3,180	—	—
Capital commitments(10)	19,800	19,800	—	—	—
Infonet(11)	3,300	1,200	2,100	—	—
Letters of credit(12)	13,721	13,721	—	—	—
Research and development arrangements(13)	71,500	68,400	3,100	—	—
Insurance-related items(14)	20,000	20,000	—	—	—
Manufacturing and supply agreement(15)	19,700	6,566	13,134	—	—
Supply agreement(16)	19,136	6,222	12,914	—
Burrill Life Sciences Capital Fund, L.P.(17)	6,500	6,500	—	—	—
Forward Venture V L.P(18)	4,400	4,400	—	—	—
TPG Biotechnology Partners, L.P(19)	2,800	2,800	—	—	—
Forward Ventures IV L.P(20)	4,000	4,000	—	—	—
Burrill Biotechnology Capital Fund L.P(21)	3,900	3,900	—	—	—
Contract manufacturing agreement(22)	33,735	6,791	11,759	10,124	5,061
Revolving credit agreement(23)	2,500	2,500	—	—	—
Loan facility(24)	50,000	50,000	—	—	—
Managed services agreement(25)	400	400	—	—	—
Total	$1,985,596	$373,736	$188,723	$281,361	$1,141,776

(1)          On June 22, 2004, we issued $385.0 million aggregate principal amount of convertible debentures, which mature on June 30, 2034 (2034 Debentures). The convertible debentures accrue interest at a rate of 2.75% per year and interest is payable on each June 30 and December 30 commencing on December 30, 2004. The debentures are senior, unsecured obligations of Chiron and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.

The holders of the 2034 Debentures may require us to repurchase for cash all or part of the debentures on June 30, 2010, June 30, 2014, June 30, 2019, June 30, 2024 and June 30, 2029. The repurchase price will be equal to 100% of the principal amount of the Debentures to be repurchased, plus accrued and unpaid interest, if any, up to the repurchase date.

On July 30, 2003, we issued $500.0 million aggregate principal amount of convertible debentures, which mature on August 1, 2033 (2033 Debentures). The convertible debentures accrue interest at a rate of 1.625% per year and interest is payable on February 1 and August 1 commencing February 1, 2004. The debentures are senior, unsecured obligations of Chiron and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.

The holders of the 2033 Debentures may require us to repurchase the debentures on August 1, 2008, August 1, 2013, August 1, 2018, August 1, 2023 and August 1, 2028. The repurchase price will be equal to the principal and accrued and unpaid interest. Payments for repurchases shall be made in the form of cash.

In June 2001, we issued zero coupon Liquid Yield Option Notes (LYONs) with a face value of $730.0 million and a yield to maturity of 2.0%. The LYONs were carried net of an original issue discount of $328.2 million, which was being accreted to interest expense over the life of the LYONs using the effective interest method. On June 12, 2004, certain LYONs holders, at their option, tendered $649.9 million in aggregate principal amount at maturity for purchase by us. The purchase price for the LYONs was $584.31 in cash per $1,000 in principal amount at maturity. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. At December 31, 2004, there remains outstanding $80.1 million in aggregate principal amount at maturity and an accreted balance of $47.3 million for the LYONs. The LYONs are uncollateralized and unsubordinated, and rank equal in right of payment to our existing and future uncollateralized and unsubordinated indebtedness.

At the option of the holder, Chiron may be required to purchase all, or a portion, of the remaining LYONs on June 12, 2006 at $608.04 for each note with face value of $1,000.

We had various other notes payable totaling $4.3 million at December 31, 2004.

Long-term debt has been reflected in the table above at its stated maturity dates for presentation purposes only. On specified dates, our repayment obligation could occur earlier than the maturity dates presented above because holders of the debentures have the right to require us to repurchase the debt.

(2)          In July 2003, we entered into a new six-year lease to rent a research and development facility in Emeryville, California (R&D Property) following the expiration of the existing lease accounted for as an operating lease. We accounted for this new lease as a capital lease and, as a result, recorded the leased asset and the corresponding liability of $157.5 million on our balance sheet. This amount represents the present value of minimum lease payments, including the residual value guarantee. The lease provides a $156.0 million residual value guarantee from us to the lessors in the event fair value of the R&D Property declines below the total investment of $173.3 million made by the lessors in the R&D Property. Consequently, our maximum payment obligation is $156.0 million upon termination of the lease on or before July 1, 2009. The leased asset is amortized, using a straight-line method, to an amount such that the capital lease liability, net of the book value of the leased asset at the end of the lease term equals an amount that may become payable to the lessor due to an estimated decline in fair value of the leased asset below the lessors’ total investment of $173.3 million. We estimated the fair value of the R&D Property at the end of the lease term will be approximately $168.9 million. The fair value at the end of the lease term was estimated using the cost approach in which appraised value at lease inception is modified by estimates for building cost appreciation and building component depreciation through the six-year lease term. This valuation requires significant estimates and assumptions. We believe the fair value assigned is based on reasonable assumptions. Aggregate amortization of the leased asset over the term of the lease is estimated to be approximately $6.0 million. For the years ended December 31, 2004 and 2003, $1.0 million and $0.5 million were recorded as amortization expense for the capital lease.

At the inception of the lease, the future minimum lease payments, exclusive of a residual value guarantee, are approximately $15.7 million over the lease term. The lease payments represent variable-rate interest payments indexed to a three-month London interbank offered rate plus 40 basis points. Under the lease, on or before July 1, 2009, we can choose to either purchase the facility from the lessors or sell the facility to a third party. If we choose to purchase this property the specified purchase consideration under the lease agreement is $173.3 million. This option accelerates if we default on our lease payments or in the event of other defined events. Novartis has guaranteed (under provisions of the Investment Agreement) payments on this lease commitment, including payment of the residual value guarantee, to a maximum of $173.3 million.

(3)          Other non-current liabilities as recorded in the Consolidated Balance Sheet as of December 31, 2004.

(4)          We lease laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2021.

(5)          Effective August 1, 2003, Chiron and IBM Corporation amended and restated the previous ten-year information technology services agreement which was effective on July 1, 1998. Under this revised agreement, IBM agreed to provide us with a full range of information services until March 31, 2010. We can now terminate this agreement subject to certain termination charges. Minimum future payments to IBM are expected to be approximately $50.4 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM, as well as inflation.

(6)          We had noncancelable purchase orders for ongoing operations of $56.0 million at December 31, 2004.

(7)          In connection with the production of our flu vaccine products, we must purchase large quantities of chicken eggs. Currently, for FLUVIRIN® vaccine, we purchase those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, we have agreed to make specified purchases of 12.5 million British Pounds ($23.9 million at December 31, 2004) each year from that supplier through 2009, subject to our right to terminate this agreement earlier upon payment of a termination fee.

(8)          In 2003, our Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of our flu vaccines manufacturing facility in Liverpool, England. The new manufacturing facility will replace a portion of the existing flu vaccines manufacturing facilities in Liverpool, England and is anticipated to be available in the middle of 2008 for the manufacture of flu vaccines, subject to regulatory approval. In December 2003, we entered into a 25-year lease for the building. As of December 31, 2004, we have incurred $13.6 million for the capital improvements portion of the project.

(9)          In April 2001, Chiron, Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and GreenCross Vaccine. Our commitment is approximately 31.6 million Euro ($42.9 million at December 31, 2004) for the expansion of our Italian manufacturing facilities, of which we have incurred costs of 26.9 million Euro ($36.5 million), as of December 31, 2004. This agreement began in the fourth quarter 2001 and is expected to continue through 2006. The amount of the commitment remaining at December 31, 2004 is $6.4 million. The remaining commitment is allocated on a straight-line basis until 2006.

(10)   We had various other firm purchase and capital project commitments totaling approximately $19.8 million at December 31, 2004.

(11)   In 2003, we entered into a four year Communication Services Agreement with Infonet USA Corporation. The contract requires a minimum monthly payment of $0.1 million and our commitment at December 31, 2004, totaled $3.3 million.

(12)   At December 31, 2004, we had $13.7 million committed under letters of credit, which are required by German law, related to ongoing legal proceedings in Germany.

(13)   We participate in a number of research and development arrangements with other pharmaceutical and biotechnology companies to research, develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. At December 31, 2004, aggregate noncancelable funding commitments for 2005 under collaborative arrangements are $37.2 million. There are no noncancelable funding commitments under collaborative arrangements thereafter. We may also be required to make payments to certain collaborative partners upon the achievement of specified milestones. At December 31, 2004, aggregate milestone payments that may become due under these noncancelable collaborative arrangements totaled $5.4 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings.

In addition to these collaboration arrangements, we have entered into contracts where we are responsible for all the costs related to research and development activities. At December 31, 2004, aggregate annual noncancelable commitments under these contracts are as follows: 2005—$3.7 million and 2006—$3.1 million. At December 31, 2004, aggregate milestone payments that may become due under these noncancelable arrangements totaled $22.1 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings.

The timing of payments required for the achievement of milestones in the future is not determinable therefore we have included future milestone payments in “less than 1 year” for presentation purposes.

(14)   We had various performance bonds and insurance-related letters of credit in the amount of $20.0 million available at December 31, 2004. There are no amounts outstanding under these letters of credit at December 31, 2004.

(15)   Effective February 2003, Chiron and Baxter Pharmaceutical Solutions LLC executed an eight-year manufacturing and supply agreement. Under this agreement, Baxter agreed to perform certain manufacturing procedures and supply us with a key component for a certain biopharmaceutical product. We have certain minimum purchase obligations under this agreement and are required to pay the difference, if any, between the actual quantity purchased and the minimum purchase obligation. We can terminate this agreement in the fifth year with prior notice. Our minimum purchase obligation under this agreement is expected to be approximately $38.2 million over four years from regulatory approval, which occurred in 2003. We have paid $18.5 million towards the minimum purchase obligation as of December 31, 2004. As of December 31, 2004, the remaining minimum purchase obligation of $19.7 million is allocated ratably over three years.

(16)   Effective October 2002, Chiron and Medical Associates Network, Inc., Medimop Medical Projects, Ltd. and Medimop Medical Projects North, Ltd. (referred to as Med Parties in this section) executed a five-year supply agreement. Under this agreement, the Med Parties agreed to provide us with a presentation device for certain pharmaceutical products. Under this agreement, we have minimum purchase requirements. Our minimum purchase obligation for the next three years is approximately $19.1 million. We can now terminate the agreement subject to twelve-months notification. If we do not terminate the agreement by December 31, 2007, the agreement will be automatically renewed for an additional twelve months.

(17)   In 2003, we became a limited partner of Burrill Life Sciences Capital Fund, L.P. We will pay $10.0 million over six years, of which $3.5 million has been paid through December 31, 2004 for a 5.14% ownership. The partnership agreement does not allocate the contribution across future years, therefore we have included the remaining contributions in ‘less than 1 year’ for presentation purposes.

(18)   In 2003, we became a limited partner of Forward Venture V, L.P. We will pay $5.0 million over five years, of which $0.6 million has been paid through December 31, 2004, for a 3.45% ownership. The partnership agreement does not allocate the contribution across future years; therefore, we have included the remaining contributions in ‘less than 1 year’ for presentation purposes.

(19)   In 2002, we became a limited partner of TPG Biotechnology Partners, L.P. We will pay $5.0 million over ten years, of which $2.2 million has been paid through December 31, 2004, for an 2.83% ownership. The partnership agreement does not allocate the contribution across future years; therefore, we have included the remaining contributions in ‘less than 1 year’ for presentation purposes.

(20)   In 2001, we became a limited partner of Forward Venture IV, L.P. We will pay $15.0 million over ten years, of which $11.0 million has been paid through December 31, 2004, for a 6.35% ownership. The partnership agreement does not allocate the contribution across future years; therefore, we have included the remaining contributions in ‘less than 1 year’ for presentation purposes.

(21)   In 2000, we became a limited partner of Burrill Biotechnology Capital Fund, L.P. We will pay $25.0 million over five years, of which $21.1 million has been paid through December 31, 2004, for a 23.26% ownership. The partnership agreement does not allocate the contribution across future years; therefore, we have included the remaining contributions in ‘less than 1 year’ for presentation purposes.

(22)   Effective June 2003, Chiron and SynCo B.V. executed a seven and a half-year contract manufacturing agreement. Under this agreement, SynCo agreed to provide services related to the production of certain of our vaccine products for the European and U.S. markets commencing in 2004. We have a firm binding order for products to be delivered by SynCo in 2005 and 2006 under this agreement. Our minimum purchase obligation under this agreement, which depends on the quantities purchased by us in years 2007 through 2010, inflation and movement in the Euro to U.S. Dollar exchange rate, is expected to be approximately $33.7 million over the remaining term of the agreement.

(23)   In August 2003, we entered into a $2.5 million revolving credit agreement with Nektar Therapeutics to support the financing of equipment, facility improvements and other capital expenditures related to the manufacture of clinical supplies in support of a program to develop a dry powder formulation of TOBI® tobramycin. Each advance made under this revolving line of credit matures on the sixth anniversary of the initial advance. As of December 31, 2004, Nektar Therapeutics has not drawn from the revolving line of credit.

(24)   In March 2004, we entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with our share being 70% and XOMA’s share being 30%. We agreed to make an initial payment of $10.0 million, which has been paid as of December 31, 2004, and to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund 75% of XOMA’s share of development expenses. The funding of the loan facility in the future is not determinable therefore we have included the entire amount available under the loan facility in “less than 1 year” for presentation purposes.

(25)   Effective June 2002, Chiron and VWR international, Inc. executed a seven-year managed services agreement. Under this agreement, VWR agreed to provide us purchasing and delivery services. We can terminate this agreement any time with six-month notice and a minimum payment obligation of $0.4 million. If we do not terminate this agreement, payments to VWR are expected to be approximately $6.5 million, of which approximately $0.9 million has been paid as of December 31, 2004. At the end of the initial term, we have the option to renew the agreement for an additional three years.

Borrowing Arrangements

Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at December 31, 2004 and 2003. In July 2003, we entered into a new six-year lease to rent a research and development facility in Emeryville, California. Under provisions of the November 1994 Investment Agreement, Novartis AG guaranteed payments on this lease commitment to a maximum of $173.3 million. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million. Out of the maximum guarantee of $702.5 million, the credit agreement and lease discussed above have reduced the amount of our debt Novartis would be required to guarantee by $273.3 million. There remains $429.2 million of the guarantee available at December 31, 2004. The Novartis loan guarantee will expire on January 1, 2008 unless certain debt ratings are triggered which would extend the guarantee on a declining basis ratably over the subsequent three year period.

We also have various credit facilities available outside the U.S. There were no outstanding borrowings under these facilities at December 31, 2004 and 2003. One facility is maintained for our 51%-owned Indian subsidiary, and allows for total borrowings of 200 million Indian Rupee ($4.6 million at December 31, 2004). There were no outstanding borrowings under this facility at December 31, 2004 and 2003.

Off-Balance Sheet Arrangements

As of December 31, 2004, we do not have any off-balance sheet debt arrangements.

Market Risk Management

Our cash flow from operations and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and the realized value of investment securities sold. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. These activities are discussed in further detail in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Factors That May Affect Future Results

As a global biopharmaceutical company, we are engaged in a rapidly evolving and often unpredictable business. The forward-looking statements contained in this 10-K and in other periodic reports, press releases and other statements issued by us from time to time reflect our current beliefs and expectations concerning objectives, plans, strategies, future performance and other future events. The following discussion highlights some of the factors, many of which are beyond our control, which could cause actual results to differ.

The recent developments with respect to FLUVIRIN® vaccine will harm our business and results of operations.

During the third quarter of 2004, in conducting final internal release procedures for our FLUVIRIN influenza virus vaccine, our quality systems identified lots that did not meet product sterility specifications. As a result, we determined at the time to delay releasing any FLUVIRIN vaccine doses pending completion of internal investigations. On October 5, 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent us a letter prohibiting us from releasing any FLUVIRIN vaccine doses manufactured at our Liverpool facility since March 2, 2004 and suspending our license to manufacture influenza virus vaccine in our Liverpool facility for three months (later extended for an additional three months). In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. Following the MHRA’s decision and an inspection by the Food and Drug Administration, or FDA, the FDA sent us a warning letter on December 9, 2004 citing violations of good manufacturing practices. We provided the FDA with a written response to the warning letter on January 7, 2005. In a subsequent letter to us, the FDA stated that our responses appear to be adequate, but that implementation and effectiveness of our corrective actions and overall compliance would be evaluated in a subsequent inspection. As a result of the license suspension, we did not release any FLUVIRIN product during the 2004-2005 influenza season.

On March 2, 2005, the MHRA notified us that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN vaccine, conditioned on the understanding that Chiron’s commitment to its remediation plan will continue. The FDA is still expected to conduct a full inspection to determine whether deficiencies noted in its warning letter have been resolved. If we fail to adequately address the matters discussed in the warning letter, the FDA may modify our U.S. license in an adverse manner, take action that could result in imposition of fines, require temporary or permanent cessation of future selling of FLUVIRIN vaccine or take other action that could reduce our ability to market FLUVIRIN vaccine.

We received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN vaccine and the suspension by the MHRA of our license. In February 2005, the Securities and Exchange Commission, or SEC, notified us that it would commence a formal investigation into whether we or our employees have violated any federal securities laws in connection with these developments regarding FLUVIRIN, after having previously commenced an informal inquiry. We also received a voluntary request for information from the United States House of Representatives Committee on Energy and Commerce requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office and the SEC staff and additional interviews are anticipated. Additional investigations regarding these matters may arise. In addition, we and certain of our officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN, which are described above in Part I, Item 3, “Legal Proceedings”. Certain parties with which we have contracted to supply FLUVIRIN are considering claims against us as a result of our inability to supply FLUVIRIN vaccine, and additional parties may do so in the future. On January 27, 2005, the U.S. Centers for Disease Control and Prevention terminated its contracts with Chiron for the supply of flu vaccine for default on the basis of Chiron’s failure to supply such vaccine to the U.S. government for the 2004-2005 flu season. The CDC has reserved the right to hold Chiron liable for any excess costs it may incur if it chooses to replace the flu vaccine that Chiron failed to deliver and further has reserved all other remedies provided under the contract. Chiron maintains that its failure to deliver does not constitute default, because its reasons for non-performance fall within the “excusable delay” provisions of contracts with the CDC. We have also received communications from certain distributors of FLUVIRIN vaccine suggesting that they are entitled to compensation under their contracts for the 2004-2005 season. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused us to incur substantial expense and have required significant time and attention from our management and will continue to do so in the future and could result in civil action and/or criminal penalties against Chiron. The results of any such investigations, proceedings or disputes could have a material adverse effect on our cash flow. From more information on these lawsuits, investigations and claims, see Part I, Item 3. “Legal Proceedings” above.

We did not release any FLUVIRIN vaccine during the 2004-2005 influenza season. As a result, our results of operations for 2004 were materially adversely affected by these matters. Additional issues with respect to FLUVIRIN vaccine could cause us to have to recognize an impairment charge with respect to the goodwill, certain other intangible assets and the Liverpool plant resulting from the PowderJect acquisition and the new flu vaccines manufacturing facility under construction in Liverpool, which could have a material adverse effect on our results of operations.

Our inability to supply FLUVIRIN vaccine during the 2004-2005 influenza season may also lead to loss of market share in the 2005-2006 season and future seasons. Following the announcement of our license suspension, competitors have announced plans to introduce influenza vaccine products in the United States and are seeking expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may choose to purchase flu vaccine from other providers as their products become available in the United States. Loss of market share could have a material adverse effect on our business and results of operations.

Although the MHRA has lifted its suspension of our license to manufacture FLUVIRIN vaccine, we expect to incur additional expenses in connection with ongoing FLUVIRIN vaccine matters, which could be material, including in connection with (1) our continuing remediation efforts at our Liverpool facility; and (2) responding to the U.S. Attorney for the Southern District of New York, the SEC, the United States House of Representatives Committee on Energy and Commerce and the private lawsuits and other claims and investigations that may arise.

For additional information on the U.S. Attorney’s investigation, SEC investigation, private lawsuits and other claims, see Part I, Item 3. “Legal Proceedings” of this report on Form 10-K.

If we fail to obtain or maintain the regulatory approvals we need to market our products or substantial changes in the regulatory environment occur, our business may suffer.

We must obtain and maintain regulatory approval in order to market most of our products. Generally, these approvals are on a product-by-product and country-by-country basis. In the case of FLUVIRIN, the failure to obtain or maintain our licenses, or delays imposed by regulatory actions, could lead to the loss of our entire inventory during any given season since each year’s vaccines are manufactured to meet specific strains of flu. In the case of therapeutic products, a separate approval is required for each therapeutic indication. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, regulations may be amended from time to time. Revised regulations may require us to reformulate products on a country or regional basis, obtain additional regulatory approvals, or accept additional risks that our products will not maintain market acceptance or be eligible for third party insurance coverage. Increased regulatory scrutiny and restrictions regarding marketing practices for products that are subject to government reimbursement may impact the sales of such products. There is no guarantee that we will be able to satisfy these new regulatory requirements and may suffer a loss of revenue as a result.

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

The technologies applied by our competitors and us are rapidly evolving, and new developments frequently result in price competition and product obsolescence. In addition, we may be impacted by competition from generic forms of our products, substitute products or imports of products from lower priced markets.

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

We have entered into contracts with third parties for the production and packaging of TOBI® tobramycin. Over time, we can use alternative production and packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of TOBI solution due to work stoppages or other factors, our operations could be disrupted until alternative sources are secured.

We have entered into contracts with third parties for the packaging of the pre-filled diluent syringe for BETASERON® interferon beta-1b. Over time, we can use alternative packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of the pre-filled diluent syringe for BETASERON® interferon beta-1b due to work stoppages or other factors, our operations could be disrupted until alternative sources are secured.

In connection with the production of our flu vaccine products, we must purchase large quantities of chicken eggs. For FLUVIRIN® vaccine, we purchase those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, we have agreed to make specified purchases from that supplier through 2009, subject to our right to terminate this agreement earlier upon payment of a termination fee. If our supplier were to fail to supply eggs in sufficient quantities or quality, including as a result of any health or other issues related to the chickens, our business would be materially adversely affected.

We are a key provider for the blood screening field of nucleic acid testing and immunodiagnostics. In nucleic acid testing, we rely on our collaborative partner, Gen-Probe, to manufacture the West Nile virus assay, currently in use on an investigational-use basis in the U.S. and the PROCLEIX® HIV-1/ HCV and PROCLEIX® ULTRIO™ Assays. We currently source the related instrument system from third party suppliers. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription-Mediated Amplification technology. In immunodiagnostics, under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits sold in the clinical diagnostics and blood screening fields. While we and our partners work to mitigate the risks associated with being a key provider, there can be no assurance that our partner, Gen-Probe, will be able to provide sufficient quantities of the PROCLEIX® HIV-1/HCV and PROCLEIX® ULTRIO™ Assays or that we will be able to manufacture sufficient bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. Our difficulties or delays or those of our partners’ could cause a public health concern for the blood supply, as well as increase costs and cause loss of revenue or market share.

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

We seek to obtain patents on many of our inventions. Without the protection of patents, competitors may be able to use our inventions to manufacture and market competing products without being required to undertake the lengthy and expensive development efforts made by us and without having to pay royalties or otherwise compensate us for the use of the invention. We have no assurance that patents and patent applications owned or licensed to us will provide substantial protection. Important legal questions remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets. We do not know how many of our pending patent applications will be granted, or the effective coverage of those that are granted. In the U.S. and other important markets, the issuance of a patent is neither conclusive as to its validity nor the enforceable scope of its claims. We have engaged in significant litigation to determine the scope and validity of certain of our patents and expect to continue to do so. An adverse outcome of litigation could result in the reduction or loss of royalty revenues. Engaging in patent litigation against one party may place significant royalty revenues received or to be received from other parties at risk. Even if we are successful in obtaining and defending patents, there can be no assurance that these patents will provide substantial protection. The length of time necessary to resolve patent litigation successfully may allow infringers to gain significant market advantage. Third parties may be able to design around the patents and develop competitive products that do not use the inventions covered by our patents. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the third party’s product is needed to meet a threat to public health or safety in that country, or the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. In addition, royalty revenues may decline as patents expire.

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

As part of our business strategy, we expect to continue to grow our business through in-licensing, collaborations or acquisitions of products or companies. The failure to adequately address the financial, operational or legal risks raised by such transactions could harm our business. Financial aspects related to these transactions may alter our financial position, reported operating results or stock price, and include:

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

•       Diversion of management’s attention from other business concerns;

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

As of December 31, 2004, our total debt including current portion, was $939.1 million. Our level of debt could restrict our operations and make it more difficult for us to satisfy our obligations under the 2033 and the 2034 convertible debentures (the “debentures”). Among other things, our level of debt may:

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

We and our subsidiaries may still be able to incur substantially more debt. The terms of our credit facility, the indenture governing the debentures and the agreements governing our other debt permit additional borrowings. Our incurrence of additional debt could further exacerbate the risks described above.

Our ability to satisfy our obligations under the debentures and our other debt agreements will depend on our future operating performance, which will be subject, in part, to factors beyond our control, including general economic and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to refinance all or a portion of our debt, including the debentures, obtain additional financing, sell some of our assets or operations, reduce or delay capital expenditures, or revise or delay our strategic plans. If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments, including the indenture governing the debentures.

Our relationship with Novartis AG could limit our ability to enter into transactions, pursue opportunities in conflict with Novartis and cause the price of our common stock to decline.

We have an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, and as a result of subsequent stock issuances by Chiron, Novartis’ ownership interest in Chiron was approximately 42.4% as of December 31, 2004. The governance agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron’s certificate of incorporation or by-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis’ request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock.

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

•       Impact from the recent FLUVIRIN vaccine developments;

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

We pay taxes principally in the U.S., Germany, Italy, The Netherlands and the United Kingdom. All of these jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws, which could increase our future tax provision. Specifically, on October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act includes an elimination of the tax benefit of the Extraterritorial Income Exclusion over 2005 and 2006.

We have negotiated a number of rulings regarding income and other taxes that are subject to periodic review and renewal. If such rulings are not renewed or are substantially modified, income taxes payable in particular jurisdictions could increase. While we believe that all material tax liabilities are reflected properly in our balance sheet, we are presently under audit in several jurisdictions and may be subject to further audits in the future, and we have no assurance that we will prevail in all cases in the event the taxing authorities disagree with our interpretations of the tax law. In addition, we have assumed liabilities for all income taxes incurred prior to the sales of our former subsidiaries, including PowderJect Vaccines, Inc., SBL Vaccin AB, and PowderJect Research Limited. Future levels of research and development spending, capital investment and export sales will impact our entitlement to related tax credits and benefits which have the effect of lowering our effective tax rate.

Our earnings results may be inconsistent and cause volatility in our stock price.

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

We must follow accounting standards, financial reporting and corporate governance requirements and tax laws set by the governing bodies and lawmakers in the U.S. and other countries where we do business. From time to time, these governing bodies and lawmakers implement new and revised rules and laws. These new and revised accounting standards, financial reporting and corporate governance requirements and tax laws may require changes to our financial statements, the composition of our board of directors, the composition, the responsibility and manner of operation of various board-level committees, the information filed by us with the governing bodies and enforcement of tax laws against us. Implementing changes required by such new standards, requirements or laws likely will require a significant expenditure of time, attention and resources, especially by our senior management. It is impossible to completely predict the impact, if any, on Chiron of future changes to accounting standards, financial reporting and corporate governance requirements and tax laws.

It is possible that the application of certain current accounting standards may change due to environmental factors, which may necessitate a change in our standard practice related to these accounting standards. In particular, effective July 1, 2005 we will be required to adopt SFAS No. 123R requiring us to apply a fair-value based method to account for costs related to share-based payments including stock options and employee stock purchase plans. We expect the adoption of SFAS 123R to materially impact our results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our operations consists of manufacturing and sales activities in western European countries. As a result, our financial results may be affected by changes in the foreign currency exchange rates of those countries. Our primary exposures to foreign exchange rates are associated with the value of the Euro and the value of the British Pound. A decrease in the value of the U.S. Dollar vis-à-vis the Euro and/or British Pound will result in a higher U.S. Dollar translated value of our non-U.S. Dollar based revenues and expenses. Similarly, a decrease in the value of the U.S. Dollar vis-à-vis the Euro and/or British Pound will result in a higher U.S. Dollar translated value of our Pound-denominated revenue and expenditures. To mitigate foreign currency exchange risks, we enter into foreign currency forward contracts and purchase foreign currency option contracts. We do not use any of these derivative instruments for trading or speculative purposes. The total notional amount of these derivative financial instruments at December 31, 2004 and 2003 was $131.3 million and $113.6 million, respectively.

We use foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in foreign currencies. Typically, these contracts have maturities of three months or less. At December 31, 2004, our transaction exposures amounted to $138.8 million and were offset by foreign currency forward contracts with a notional amount of $131.3 million (fair value of $120.9 million). The notional amount of the foreign currency forward contracts was $80.2 million (fair value of $85.6 million) at December 31, 2003. Based on exposures at December 31, 2004, a 10% movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $0.75 million. A 10% movement in the value of the U.S. Dollar versus our portfolio of transaction exposures has occurred only once in the last 12 quarters (in the second quarter of 2002). Foreign currency gains (losses) from continuing operations, including the impact of hedging, were $(0.4) million, $5.5 million and $0.7 million in 2004, 2003 and 2002, respectively.

Our primary anticipated exposures result from non-U.S. Dollar denominated revenues and expenditures related to our Western European operations. Our risk is that the value of the British Pound increases (i.e., we have a “short” British Pound exposure) and that the value of the Euro decreases (i.e., we have a “long” Euro exposure). Our short British Pound exposure is currently larger than our long Euro exposure. Hence, a further decrease in the value of the U.S. Dollar vis-à-vis both these currencies will likely have a negative impact on our financial results. We may selectively hedge anticipated currency exposures by purchasing foreign currency option contracts and forward contracts. To limit hedging costs, we usually purchase out-of-the-money foreign currency option contracts. At December 31, 2004, we had no outstanding option contracts. The notional amount of foreign currency option contracts was $33.4 million (fair value of $0.07 million) at December 31, 2003. Based on exposures estimated at December 31, 2004 and based on historical patterns of exchange rate movements, a value-at-risk analysis estimates that there is a 95% probability that our unhedged portfolio of anticipated currency exposures will result in a loss of $14.8 million or less over the next 12 months. In other words, there is a 5% chance that the loss will be greater than $14.8 million. We may enter into foreign currency forwards or options to hedge these exposures.

Interest Rate Risk

We have exposure to changes in interest rates in both our investment portfolio and certain floating rate liabilities and lease commitments where interest rates are tied to the London Inter-Bank Offered Rate. Our investment portfolio consists of a diversified selection of fixed income securities, including money market funds and instruments, corporate notes and bonds, government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. Changes in interest rates do not affect interest expense incurred on our convertible debentures because the debentures bear interest at fixed rates.

Our investment portfolio amounted to approximately $1,013.0 million at December 31, 2004. As of that date, we also had $173.3 million of floating rate obligations tied to the London Inter-Bank Offered Rate (LIBOR). We had a “natural hedge” against this exposure as a result of our portfolio holdings in floating rate fixed income securities tied to LIBOR. The analysis below describes the impact of changes in interest rates to us and is based on a net investment portfolio of $839.7 million.

The analysis assumes an immediate parallel increase or decrease in interest rates of 100-basis points and examines the impact to us over the next twelve months. An immediate increase in interest rates of 100-basis points results in higher interest income of $6.0 million over the subsequent 12-month period. Similarly, a 100-basis point decrease results in a decrease in reported income of $3.2 million. Also, an immediate increase in interest rates of 100-basis points results in a decrease in the portfolio market value of $4.5 million. Fluctuations in the value of our investment securities caused by changes in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

A larger than 150-basis point movement in short-term interest rates has occurred once in the last ten years, a 100-150 basis point movement has occurred once in the last ten years, a 50-100 basis point movement has occurred in four of the last ten years, and a 0-50 basis point movement has occurred in four of the last ten years.

Equity Securities Risk

We have exposure to equity price risk because of our investments in equity securities. Typically, we obtain these securities through our collaboration agreements with other pharmaceutical and biotechnology partners. We classify a majority of these securities as available-for-sale and, consequently, record them on the balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. We periodically review the carrying values of these securities. We recognize impairment losses against earnings in the same period the loss was deemed to have occurred. Changes in share prices affect the value of our equity portfolio. To reduce this risk, we hedge a portion of our exposure through forward sales contracts. The forward sales contracts substantially offset the value of the securities held and, in effect, neutralize the impact of market valuation shifts on the hedged portfolio. The notional amount of our forward sales contracts at December 31, 2004 was $41.5 million (versus a fair value of $36.7 million). A lower fair value indicates a gain on forward sales contracts since we sold the shares forward at higher prices. The notional amount of our forward sales contracts at December 31, 2003 was $64.8 million (fair value of $54.2 million). In the future, we may use additional hedging strategies in order to mitigate the potential adverse impact from changes in the market value of stock prices. We have no assurance that impairment losses will not have a material adverse impact on our future results of operations. We recorded charges of $1.4 million and $7.5 million in 2004 and 2002, respectively, to write down certain available-for-sale equity securities that we deemed to have been impaired. There was no such charge in 2003. At December 31, 2004, if the market price of our equity investments, including warrants, decreased by 10%, the market value of the equity portfolio would decrease by $3.6 million.

Counterparty Risk

We manage the risk of counterparty default on our debt securities and derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial condition. We execute debt securities and derivative financial instrument transactions with financial institutions and other issuers with strong credit ratings, which reduce the risk of loss due to nonpayment or deterioration in credit rating. In 2001, we recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid us the full principal plus interest, thus offsetting the prior loss. We have not experienced any realized losses due to counterparty default.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We incorporate the information required for this item by reference to the financial statements listed in Item 15(a) of Part IV of this Form 10-K.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures   As of the end of the period covered by this Annual Report, Chiron carried out an evaluation under the supervision and with the participation of Chiron’s management, including Chiron’s CEO and CFO, of the effectiveness of the design and operation of Chiron’s disclosure controls and procedures. Based on that evaluation, Chiron’s management, including the CEO and CFO, concluded that as of December 31, 2004 Chiron’s disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a discussion of the reasons and matters on which this conclusion was based, see “Management’s annual report on internal control over financial reporting”, below.

(b) Management’s annual report on internal control over financial reporting

The management of Chiron Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Chiron’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

The management of Chiron assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

In performing the assessment management has identified three material weaknesses in internal control over financial reporting as of December 31, 2004.

The first material weakness pertains to both the design and operating effectiveness of controls relating to revenue recognition at our vaccines subsidiary in Germany. Specifically, controls pertaining to the communication and evaluation of any special terms and other actions of the sales organization that may affect revenue recognition were not effective. As a result, on March 8, 2005, the Audit Committee of the Board of Directors, following discussion with and upon the recommendation of management and following discussion with Chiron’s independent auditors, concluded that the previously issued financial statements for the second and third quarters of 2004 should be restated to correct certain errors contained therein and should not be relied upon. The identified errors affected product revenue, cost of goods sold, accounts receivable, and unearned revenue for the Company’s vaccines segment. In addition to the restatement of the financial statements for the second and third quarters of 2004, adjustments were recorded in the consolidated financial statements for year ended December 31, 2004 to correct the identified errors.

The second material weakness pertains to both the design and operating effectiveness of controls relating to the annual income tax provision. Specifically, there were errors in the annual tax provision for the year ended December 31, 2004 as a result of ineffective controls relating to the design and use of analytical tools to analyze and calculate the tax provision, the reconciliation of certain tax accounts, and the review of those reconciliations. These errors affected income tax expense and income tax asset and liability accounts. Adjustments were recorded in the consolidated financial statements for year ended December 31, 2004 to correct the identified errors.

The third material weakness pertains to both the design and operating effectiveness of controls relating to the timely determination of the appropriate accrual for legal services. Specifically, procedures to estimate the accrual for unbilled services and controls over the timely recording of invoices payable were not effective. Errors resulting from these deficiencies affected operating expenses, intangible assets and accrued liabilities. Adjustments were recorded in the consolidated financial statements for year ended December 31, 2004 to correct the identified errors.

Management has concluded that each of the above control deficiencies represents a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses described above, management believes that, as of December 31, 2004, the Company’s system of internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

(c) Attestation report of the independent registered public accounting firm

The Board of Directors and Stockholders of Chiron Corporation

We have audited management’s assessment, in “Management’s annual report on internal control over financial reporting” included above, that Chiron Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chiron Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

The first material weakness pertains to both the design and operating effectiveness of controls relating to revenue recognition at the Company’s vaccines subsidiary in Germany. Specifically, the controls pertaining to the communication and evaluation of special terms and other actions of the sales organization that may affect revenue recognition were not effective. As a result, Chiron Corporation concluded that the Company’s previously issued financial statements for the second and third quarters of 2004 should be restated to correct certain errors contained therein. The identified errors affected product revenue, cost of goods sold, accounts receivable, and unearned revenue in the Company’s vaccines segment. In addition to the restatement of the financial statements for the second and third quarters of 2004, adjustments were recorded in the consolidated financial statements for year ended December 31, 2004 to correct the identified errors.

The second material weakness pertains to both the design and operating effectiveness of controls relating to the annual income tax provision. Specifically, there were errors in the annual tax provision for the year ended December 31, 2004 as result of ineffective controls relating to the design and use of analytical tools to analyze and calculate the tax provision, the reconciliation of certain tax accounts, and the review of those reconciliations. These errors affected income tax expense and income tax asset and liability accounts. Adjustments were recorded in the consolidated financial statements for year ended December 31, 2004 to correct the identified errors.

The third material weakness pertains to both the design and operating effectiveness of controls relating to the timely determination of the appropriate accrual for legal services. Specifically, procedures to estimate the accrual for unbilled services and controls over the timely recording of invoices payable were not effective. Errors resulting from these deficiencies affected operating expenses, intangible assets and accrued liabilities. Adjustments were recorded in the consolidated financial statements for year ended December 31, 2004 to correct the identified errors.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 11, 2005 on those financial statements.

In our opinion, management’s assessment that Chiron Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Chiron Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

/s/ Ernst & Young LLP
Palo Alto, California
March 11, 2005

(d) Remediation steps to address material weaknesses

We have an ongoing process of analyzing and attempting to improve our internal controls, including those related to the matters identified above. With regard to the revenue recognition material weakness, the Company is taking steps designed to provide its sales force with the necessary training with respect to applicable accounting principles so that the sales force understands the impact of its activities on the Company’s financial reporting. In addition, we intend to take steps to implement processes to provide that changes to our standard terms of sale will need specified levels of approval prior to being made, such as approval from finance and legal departments or personnel. Additionally, the Company is in the process of establishing a remediation plan to address the ineffective controls related to the annual tax provision process. The remediation plan is expected to include consideration and identification of additional controls and reconciliations and the consideration and implementation of different analytical tools in order to enhance the analysis and calculation of the tax provision. With regard to the legal services accrual material weakness, we are taking steps to increase awareness and understanding of the accruals process by providing training to the legal department and redesigning the processes related to estimating the accrual and the timely recording of legal invoices, and we are also working to improve communication between the finance and legal departments.

(e) Changes in internal controls   There have been no significant changes in Chiron’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended December 31, 2004. Refer to Item 9A(d) for a discussion of remediation activities in connection with the material weaknesses in internal control over financial reporting identified above.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate the information required for this item by reference to our definitive Proxy Statement for our 2005 Annual Meeting. We intend to file our Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2004. See the sections entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in the Proxy Statement. For information on our executive officers, refer to the section entitled  “Executive Officers of the Registrant” which appears at the end of Part I of this 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

We incorporate the information required for this item by reference to our Proxy Statement. See the sections entitled “Compensation of Directors” and “Executive Compensation and Related Information” in the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the stock ownership information required for this item by reference to our Proxy Statement. See section entitled “Stock Ownership” in the Proxy Statement.

Equity Compensation Plan Information

The table below shows the securities authorized for issuance under Chiron’s equity compensation plans in effect at December 31, 2004. Chiron does not maintain any equity compensation plans that have not been approved by its stockholders.

	(a)		(b)	(c)
	Number securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	27,257,292	(1)(2)(3)	$40.85	27,327,145 (4)
Equity compensation plans not approved by security holders	—		—	—
Total	27,257,292			27,327,145

(1)   Excludes purchase rights accruing under the Purchase Program component of the 2004 Stock Compensation Plan (the “Stock Plan”); the Stock Plan has a shareholder approved reserve of 79.2 million shares of which up to 6,400,000 shares may be issued under the Purchase Program. Under the Purchase Program as in effect on December 31, 2004,each eligible employee may purchase up to 10,667 shares of common stock during a 12 month offering period; shares are purchased during the offering period at quarterly intervals on the last business day of January, April, July and October each year at a purchase price per share equal to eighty-five percent (85%) of the lower of (i) the fair market value per share of our common stock on the date that the employee becomes a participant in the offering period or (ii) the fair market value per share of our common stock on the purchase date.

(2)          Includes 624,411 shares reserved for issuance under outstanding share right awards issued under the Stock Plan. The outstanding share right awards will vest upon the completion of a designated service period or attainment of specified performance goals. As the award vests, shares will be issued to the holder with no cash payment to us required. The weighted average exercise price indicated in column (b) does not take the share right awards into account.

(3)          Includes 59,831 shares subject to outstanding options granted in substitution of options held by employees of Pathogenesis Corporation at the time of its acquisition by Chiron in September 2000. The weighted average exercise price of these options is $31.42. At the time of the acquisition, Chiron granted substitute options for 207,293 shares with a weighted average exercise price of $30.12.

(4)          Consists of shares available for future issuance under the Stock Plan. As of December 31, 2004, 21,197,098 shares of our common stock were available for issuance under the Stock Plan. In accordance with the current terms of the Stock Plan, the number of shares of our common stock available for issuance under that plan automatically increases on the first trading day of January each calendar year by an amount equal to the lesser of (i) one percent (1.0%) of the number of Chiron Common Equivalent Shares outstanding as of the end of the preceding fiscal year or (ii) 3 million shares.  “Chiron Common Equivalent Shares” are the total number of shares of common stock outstanding plus the total number of shares of common stock issuable upon conversion or exercise of outstanding warrants, options and convertible securities.

We incorporate the other information required for this item by reference to our Proxy Statement. See the section entitled “Stock Ownership” in the Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate the information required for this item by reference to our Proxy Statement. See the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information required by this item by reference to our Proxy Statement. See section entitled “Ratification of Appointment of Independent Auditors—Independent Auditor Fee Information” in the Proxy Statement.

Except for the information incorporated by references in Items 10, 11, 12, 13 and 14 of this Form 10-K, our definitive Proxy Statement is not deemed filed as part of this Form 10-K.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

1.                Index to Consolidated Financial Statements

2.                Index to Financial Statement Schedules

Page Number
II Valuation and Qualifying Accounts and Reserves	F-84

We omitted all other schedules because those schedules are not applicable, not required or because the required information is included in the Consolidated Financial Statements or accompanying notes.

(b)          Exhibits.   The Exhibits listed below are filed as part of this report.

Exhibit Number	Exhibit
3.01

Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on August 17, 1987, incorporated by reference to Exhibit 3.01 of Chiron’s report on Form 10-K for fiscal year 1996.

3.02

Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to Exhibit 3.02 of the Chiron’s report on Form 10-K for fiscal year 1996.

3.03

Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1996.

3.04	Bylaws of Chiron, as amended and restated, incorporated by reference to Exhibit 99.1 of Chiron’s current report on Form 8-K dated March 10, 2005.
4.01

Indenture between Chiron and State Street Bank and Trust Company, dated as of June 12, 2001, incorporated by reference to Exhibit 4.01 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2001.

4.02

Registration Rights Agreement between Chiron and Merrill Lynch & Co., Inc., and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, incorporated by reference to Exhibit 4.02 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2001.

4.03

Form of Liquid Yield Option Note™ due 2031 (Zero Coupon—Senior) (included as exhibits A-1 and A-2 to the Indenture filed as Exhibit 4.01 to Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2001), incorporated by reference to Exhibit 4.03 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2001.

4.04

Indenture between Chiron and U.S. Bank National Association, as trustee, dated as of July 30, 2003, incorporated by reference to Exhibit 4.1 of Chiron’s registration statement on Form S-3 filed with the Commission on September 23, 2003.

4.05

Registration Rights Agreement dated as of July 30, 2003, between Chiron and Morgan Stanley & Co., Goldman, Sachs & Co., Banc of America Securities LLC and BNP Paribas Securities Corp., incorporated by reference to Exhibit 4.3 of Chiron’s registration statement on Form S-3 filed with the Commission on September 23, 2003.

4.06	Form of Convertible Debentures (included in Exhibit 4.04), incorporated by reference to Exhibit 4.2 of Chiron’s registration statement on Form S-3 filed with the Commission on September 23, 2003.
4.07

Indenture between Chiron and U.S. Bank National Association, as trustee, dated as of June 22, 2004, incorporated by reference to Exhibit 4.07 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2004.

4.08

Registration Rights Agreement dated as of June 22, 2004, between Chiron, Credit Suisse First Boston, LLC and Morgan Stanley & Co., Goldman, Sachs & Co., Incorporated, incorporated by reference to Exhibit 4.08 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2004.

4.09

Specimen of Convertible Debentures (included as Exhibit A to the Indenture referenced as Exhibit 4.07 of Chiron’s report on Form 10-Q for June 30, 2004) issued on June 22, 2004, incorporated by reference to Exhibit 4.09 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2004.

4.10	Reserved
10.001

Purchase Agreement between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.90 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10.002

Lease Agreement between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.91 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10.003	Ground Lease between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.92 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10.004

Second Amendment between BNP Paribas Leasing Corporation, a Delaware corporation (as successor in interest to BNP Leasing Corporation) (“BNPLC”), and Chiron, dated July 1, 2003, Incorporated by reference to Exhibit 10.004 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2003.

*10.005

Agreement for Lease dated effective December 23, 2003, between Intercity Pharma Limited, as developer, and Evans Vaccines Limited, as tenant, incorporated by reference to Exhibit 10.005 of Chiron’s report on Form 10-K for fiscal year 2003.

10.006	Through 10.101 Reserved
10.102

Amended and Restated Revolving Credit Agreement, dated as of August 13, 2002, by and between Chiron and Bank of America, N.A., and exhibits thereto, incorporated by reference to Exhibit 10.102 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 2002.

10.103	Reserved
10.104

Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and Hoffmann-La Roche Inc. (initially filed as Exhibit 10.36 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 1994), incorporated by reference to Exhibit 10.104 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1999.

10.105

Letter Agreement, dated as of December 12, 1991, relating to Stock Purchase and Warrant Agreement between Chiron and Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.51 of Chiron’s report on Form 10-K for fiscal year 1996.

10.106	Through 10.200 Reserved
*10.201

Agreement between Chiron and Ortho Diagnostic Systems, Inc., a New Jersey corporation, dated August 17, 1989, and Amendment to Collaboration Agreement between Ortho Diagnostic Systems, Inc. and Chiron, dated December 22, 1989 (with certain confidential information deleted), (initially filed as Exhibit 10.29 to Chiron’s report on Form 10-K for fiscal year 1989, and refiled as Exhibit 10.14 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 1994), incorporated by reference to Exhibit 10.201 of Chiron’s report on Form 10-Q for the quarterly period ended March 31, 1999.

*10.202

License and Supply Agreement between Ortho Diagnostic Systems, Inc., a New Jersey corporation, Chiron and Abbott Laboratories, an Illinois corporation, dated August 17, 1989 (initially filed as Exhibit 10.31 to Chiron’s report on Form 10-K for fiscal year 1989, and refiled as Exhibit 10.15 of Chiron’s report on Form 10-Q for the quarter ended June 30, 1994), incorporated by reference to Exhibit 10.202 of Chiron’s report on Form 10-Q for the quarterly period ended March 31, 1999.

*10.203

Regulatory Filing, Development and Supply Agreement between Chiron, Cetus Oncology Corporation, a wholly-owned subsidiary of Chiron, and Schering AG, a German company, dated as of May 10, 1993 (initially filed as Exhibit 10.50 to Chiron’s report on Form 10-Q for quarterly period ended September 30, 1993), incorporated by reference to Exhibit 10.203 of Chiron’s report on Form 10-K for fiscal year 1998.

*10.204

Letter Agreement dated December 30, 1993 by and between Chiron and Schering AG, a German company (initially filed as Exhibit 10.51 to Chiron’s report on Form 10-K for fiscal year 1993), incorporated by reference to Exhibit 10.204 of Chiron’s report on Form 10-K for fiscal year 1998.

*10.205

Amendment Agreement (HDS Fees and Deeply Discounted Vials) dated as of September 23, 1997 between Chiron and Schering Aktiengesellschaft, incorporated by reference to Exhibit 10.205 of Chiron’s report on Form 10-K for fiscal year 1997.

10.206	Reserved
*10.207

Letter Agreement dated as of December 4, 1997, between Chiron and Ortho Pharmaceutical Corporation and Ortho Biotech, Inc., incorporated by reference to Exhibit 10.207 of Chiron’s report on Form 10-K for fiscal year 1997.

*10.208	Reserved
*10.209

Second Amendment Agreement dated as of June 15, 2001, between Chiron and Schering Aktiengesellschaft, incorporated by reference to Exhibit 10.209 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2001.

10.210	Reserved
*10.211

Side Letter Agreement dated as of December 20, 2002, between Chiron and Schering Berlin, Inc., incorporated by reference to Exhibit 10.211 of Chiron’s report on Form 10-Q for the quarterly period ended March 31, 2003, incorporated by reference to Exhibit 10.211 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2003.

*10.212

Contract Manufacturing Agreement dated as of June 12, 2003, between Chiron S.r.l., Chiron Behring GmbH & Co., and SynCo Bio Partners B.V., incorporated by reference to Exhibit 10.212 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2003.

*10.213

FDA Compliance Agreement dated as of June 12, 2003, between Chiron S.r.l, Chiron Behring GmbH & Co and SynCo Bio Partners B.V., incorporated by reference to Exhibit 10.213 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2003.

10.214	Through 10.300 Reserved
*10.301

Settlement Agreement on Purified IL-2, made as of April 14, 1995, by and between Cetus Oncology Corporation, dba Chiron Therapeutics, a Delaware corporation, and Takeda Chemical Industries, Ltd., a Japanese corporation, incorporated by reference to Exhibit 10.74 of the Chiron’s report on Form 10-Q for the quarterly period ended July 2, 1995.

*10.302

Agreement, effective as of December 21, 1988, by and between Hoffmann-La Roche Inc., a New Jersey corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.70 of Chiron’s report on Form 10-Q for the quarterly period ended April 2, 1995.

*10.303

Agreement, effective as of December 21, 1988, by and among F. Hoffmann-La Roche Ltd., a Swiss corporation, Cetus Corporation, and EuroCetus International, B.V., a Netherlands Antilles corporation, incorporated by reference to Exhibit 10.71 of Chiron’s report on Form 10-Q for the quarterly period ended April 2, 1995.

*10.304

License Agreement made and entered into December 1, 1987, by and between Sloan Kettering Institute for Cancer Research, a not-for-profit New York corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.75 of Chiron’s report on Form 10-Q for the quarterly period ended July 2, 1995.

*10.305

Cross-License Agreement dated as of November 30, 1998, between Chiron and Chiron Diagnostics Corporation, incorporated by reference to Exhibit 10.311 of Chiron’s current report on Form 8-K dated November 30, 1998.

*10.306

HCV Probe License and Option Agreement dated September 26, 1999, between Abbott Laboratories, an Illinois corporation, and Chiron, incorporated by reference to Exhibit 10.306 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 1999.

*10.307

HCV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.307 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 2000.

*10.308

HIV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.308 of Chiron’s report on Form 10-Q for quarterly period ended September 30, 2000.

*10.309

Blood Screening HCV/HIV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-La Roche Ltd. And Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.309 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 2000.

10.310	Reserved
*10.311

Agreement with Gen-Probe Incorporated dated June 11, 1998, incorporated by reference to Exhibit 10.311 of Chiron’s Form 10-K for fiscal year 2000. (We have omitted certain information from the Agreement relating to rights and obligations assigned by Chiron to unrelated third party subsequent to the execution of Agreement. We have identified the omitted information by the following statement: “Provision Assigned.”)

*10.312

Addendum to Agreement with Gen-Probe Incorporated dated June 11, 1998, incorporated by reference to Exhibit 10.312 of Chiron’s Form 10-K for fiscal year 2000. (We have omitted certain information from the Agreement relating to rights and obligations assigned by Chiron to unrelated third party subsequent to the execution of Agreement. We have identified the omitted information by the following statement: “Provision Assigned.”)

*10.313

Amendment to Agreement with Gen-Probe Incorporated dated December 7, 1999, incorporated by reference to Exhibit 10.313 of Chiron’s Form 10-K for fiscal year 2000. (We have omitted certain information from the Agreement relating to rights and obligations assigned by Chiron to unrelated third party subsequent to the execution of Agreement. We have identified the omitted information by the following statement: “Provision Assigned.”)

*10.314

Amendment No. 2 to Agreement with Gen-Probe Incorporated dated February 1, 2000, incorporated by reference to Exhibit 10.314 of Chiron’s report on Form 10-K for fiscal year 2002. (We have omitted certain information from the Agreement relating to rights and obligations assigned by Chiron to unrelated third party subsequent to the execution of Agreement. We have identified the omitted information by the following statement: “Provision Assigned.”)

*10.315

Blood Screening HCV Probe License Agreement dated effective as of January 1, 2001, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.315 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2001.

*10.316

Blood Screening HIV Probe License Agreement dated effective as of January 1, 2001, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.316 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2001.

*10.317

Association Agreement Regarding the Sale and Servicing of Blood Screening Products, dated as of May 1, 2002, between America’s Blood Centers and Chiron, and Form of Member Supplement, incorporated by reference to Exhibit 10.317 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2002.

*10.318

Amendment No. 3 to Agreement with Gen-Probe Incorporated entered into effective April 1, 2002, incorporated by reference to Exhibit 10.318 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 2002.

*10.319

Sale and Servicing Agreement made effective as of August 1, 2002, between The American National Red Cross and Chiron, incorporated by reference to Exhibit 10.319 of Chiron’s report on Form 10-K for fiscal 2002.

*10.320

Amendment No. 4 to Agreement with Gen-Probe Incorporated entered into effective March 5, 2003, incorporated by reference to Exhibit 10.320 of Chiron’s report on Form 10-Q for the quarterly period ended March 31, 2003.

*10.321

Blood Screening HCV Probe License Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.321 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2003.

*10.322

Blood Screening HIV Probe License Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.322 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2003.

*10.323

HCV Probe License and Option Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.323 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2003.

*10.324

HIV Probe License and Option Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.324 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2003.

*10.325

Agreement, dated as of July 1, 2003, between The American National Red Cross and Chiron, incorporated by reference to Exhibit 10.325 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 2003.

*10.326

WNV Association Agreement, dated as of July 1, 2003, between America’s Blood Centers and Chiron, and Form of Member Supplement, incorporated by reference to Exhibit 10.326 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 2003.

*10.327	Amendment No. 5 to Agreement with Gen-Probe Incorporated entered into effective as of January 1, 2004, incorporated by reference to Exhibit 10.327 of Chiron’s report on Form 10-K for fiscal year 2003.
*10.328

Future Blood Screening Assay—West Nile Virus Addendum dated October 21, 2003, amending Agreement entered into as of June 11, 1998 by and between Gen-Probe Incorporated and Chiron, incorporated by reference to Exhibit 10.328 of Chiron’s report on Form 10-K for fiscal year 2003.

*10.329

Future Blood Screening Assay—Ultrios Addendum dated March 24, 2003 amending Agreement entered into as of June 11, 1998 by and between Gen-Probe Incorporated and Chiron, incorporated by reference to Exhibit 10.329 of Chiron’s report on Form 10-K for fiscal year 2003.

*10.330

Term Sheet effective as of September 3, 2004 with Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.330 of Amendment No. 1 to Chiron’s report on Form 10-Q/A for the quarterly period ended September 30, 2004.

10.331	Through 10.400 Reserved
10.401

Stock Purchase Agreement, dated as of October 21, 1997, between Bausch & Lomb Incorporated and Chiron, incorporated by reference to Exhibit 99.1 of Chiron’s current report on Form 8-K dated January 12, 1998.

*10.402

Stock Purchase Agreement, dated as of September 17, 1998, among Bayer Corporation, Chiron and Chiron Diagnostics Corporation, and Exhibits thereto, incorporated by reference to Exhibit 10.402 of Chiron’s report on Form 10-Q for the quarterly period ended September 27, 1998.

*10.403

Asset Transfer Agreement dated November 30, 1998, among Chiron, Chiron Diagnostics Corporation and Bayer Corporation, incorporated by reference to Exhibit 10.403 of Chiron’s current report on Form 8-K dated November 30, 1998.

10.404

Agreement and Plan of Merger, dated as of January 6, 2002, among Chiron, Manon Acquisition Corp. and Matrix Pharmaceutical, Inc., incorporated by reference to Exhibit (d)(1) of Chiron’s Schedule TO-T No. 00542277, filed with the Securities and Exchange Commission on January 14, 2002.

10.405	Through 10.500 Reserved
**10.501	Chiron 2004 Stock Compensation Plan, incorporated by reference to Exhibit 10.501 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2004.
**10.502

Form of Stock Option Agreement, and Addendum to Stock Option Agreement (Executives), Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.502 of Chiron’s report on Form 10-K for fiscal year 2001.

**10.503

Forms of Stock Option Agreements, Chiron 1991 Stock Option Plan, as amended, for Non-Employee Directors of Chiron, incorporated by reference to Exhibit 10.503 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2002.

**10.504

Form of Automatic Share Right Agreement for Executive Officers, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.504 of Chiron’s report on Form 10-K for fiscal year 2001.

**10.505

Form of Amendment Letter to Automatic Share Rights Letter Agreement for Non-Employee Directors of Chiron, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.505 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2002.

**10.506

Form of Amendment Letter to Automatic Stock Option Agreement for Non-Employee Directors of Chiron, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.506 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2002.*

**10.507	Chiron Executive Officer Severance Plan, incorporated by reference to Exhibit 10.507 of Chiron’s report on Form 10-K for fiscal year 2003.
**10.508	Form of Performance Share Rights Agreement (Executive Officers), incorporated by reference to Exhibit 10.508 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2004.
**10.509	Description of Chiron’s 2004 Executive Officers Variable Compensation Program.
**10.510	Reserved
10.511	Audit Committee Charter, incorporated by reference to Exhibit 10.511 of Chiron’s report on Form 10-K for fiscal year 2002.
**10.512	Change-in-Control Severance Plan, incorporated by reference to Exhibit 10.512 to Chiron’s report on Form 10-Q for the quarterly period ended March 31, 2001.
**10.513

Form of Performance Stock Option Agreement for Executive Officers, Chiron 1991 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 10.513 of Chiron’s report on Form 10-K for fiscal year 2001.

**10.514

Form of Amendment Letter to Share Rights Letter Agreement for Executive Officers, Chiron 1991 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 10.514 of Chiron’s report on Form 10-K for fiscal year 2001.

**10.515

Form of Amendment Letter to Stock Option Agreement (Special Executive Form) for Executive Officers, Chiron 1991 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 10.515 of Chiron’s report on Form 10-K for fiscal year 2001.

10.516	Compensation Committee Charter, incorporated by reference to Exhibit 10.319 of Chiron’s report on Form 10-K for fiscal year 2002.
**10.517

Chiron Supplemental Executive Retirement Plan, as amended and restated effective March 1, 2003, incorporated by reference to Exhibit 10.517 of Chiron’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.518	Nominating and Corporate Governance Committee Charter, incorporated by reference to Exhibit 10. 518 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2003.
10.519	Corporate Governance Guidelines, as amended and restated, incorporated by reference to Exhibit 10. 519 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 2004.
10.520	Finance Committee Charter, incorporated by reference to Exhibit 10.520 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2004.
**10.521

Chiron Supplemental Retirement Plan, incorporated by reference to Exhibit 4.1 to Chiron’s Registration Statement on Form S-8 (Reg. No. 333-121126), filed with the Securities and Exchange Commission on December 9, 2004.

10.522	Through 10.600 Reserved
10.601

Indemnification Agreement between Chiron and Dr. William J. Rutter, dated as of February 12, 1987 (which form of agreement is used for each member of Chiron’s Board of Directors) (initially filed as Exhibit 10.21 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 1994), incorporated by reference to Exhibit 10.601 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1999.

10.602	Reserved
**10.603

Letter Agreement dated September 26, 1990 between Chiron and William G. Green (initially filed as Exhibit 10.41 of Chiron’s report on Form 10-K for fiscal year 1992), incorporated by reference to Exhibit 10.603 of Chiron’s report on Form 10-K for fiscal year 1998.

10.604	Through 10.610 Reserved
**10.611	Letter Agreement dated March 18, 1998 between Chiron and Seán P. Lance, incorporated by reference to Exhibit 10.611 of Chiron’s report on Form 10-K for fiscal year 1997.
**10.612

Amended and Restated Promissory Note dated as of August 7, 1998, executed by Seán P. Lance for the benefit of Chiron, incorporated by reference to Exhibit 10.612 of Chiron’s report on Form 10-K for fiscal year 1998.

**10.613	Letter Agreement dated January 25, 1999 between Chiron and David V. Smith.
10.614	Through 10.619 Reserved

**10.620	Letter Agreement dated August 1, 2001, between Chiron and Craig A. Wheeler, incorporated by reference to Exhibit 10.620 of Chiron’s report on Form 10-K for fiscal year 2002.
**10.621	Letter Agreement dated March 19, 2003, between Chiron and Howard H. Pien, incorporated by reference to Exhibit 10.621 of Chiron’s report on Form 10-Q for the quarterly period ended March 31, 2003.
**10.622	Letter Agreement dated February 16, 2001, between Chiron and John A. Lambert, incorporated by reference to Exhibit 10.622 of Chiron’s report on Form 10-Q for the quarterly period ended March 31, 2003.
**10.623	Letter Agreement dated July 1, 2003, between Chiron and John A. Lambert, incorporated by reference to Exhibit 10.623 of Chiron’s report on Form 10-K for fiscal year 2003.
**10.624

Letter Agreement dated August 12, 2003, between Chiron and Craig A. Wheeler, incorporated by reference to Exhibit 10.624 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 2003.

**10.625	Letter Agreement dated January 26, 2004 between Chiron and John A. Lambert, incorporated by reference to Exhibit 10.625 of Chiron’s report on Form 10-K for fiscal year 2003.
**10.626

Letter Agreement dated July 7, 2004, between Ursula B. Bartels and Chiron, incorporated by reference to Exhibit 10.626 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 2004.

**10.627

Supplemental Pension Agreement dated as of July 20, 2004, between Chiron and William G. Green, incorporated by reference to Exhibit 10.627 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 2004.

10.628	Through 10.700 Reserved
10.701

Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.54 of the Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.701 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1999.

10.702

Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation and Chiron Corporation (initially filed as Exhibit 10.55 of Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.702 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1999.

10.703

Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.56 of Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.703 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1999.

10.704

Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy Limited and Chiron Corporation (initially filed as Exhibit 10.57 of Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.704 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1999.

10.705

Registration Rights Agreement dated as of November 20, 1994 between Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.58 of Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.705 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1999.

10.706

Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.59 of Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.706 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1999.

10.707

Amendment dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.60 of Chiron’s current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.707 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 1999.

10.708

Supplemental Agreement dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.61 of Chiron’s current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.708 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 1999.

**10.709

Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, (initially filed as Exhibit 10.62 of Chiron’s current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.709 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 1999.

10.710

Agreement, dated November 27, 1996, between Ciba-Geigy Limited and Chiron, incorporated by reference to Exhibit 10.92 of Chiron’s current report on Form 8-K filed with the Commission on December 17, 1996.

10.711

Amendment dated March 26, 1997, to Agreement dated November 27, 1996, between Novartis Pharma AG and Chiron, incorporated by reference to Exhibit 10.44 of Chiron’s report on Form 10-Q for the quarterly period ended March 30, 1997.

10.712	Letter Agreement dated December 19, 1997, between Novartis Pharma AG and Chiron, incorporated by reference to Exhibit 10.712 of Chiron’s report on Form 10-K for fiscal year 1997.
*10.713	Letter Agreement dated December 24, 1997, between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.713 of Chiron’s report on Form 10-K for fiscal year 1997.

10.714

Letter Agreement, dated May 6, 1996, as to consent to assignment of contracts to Novartis Limited, among the Registrant, Ciba-Geigy Limited, Ciba-Geigy Corporation and Ciba Biotech Partnership, Inc., incorporated by reference to Exhibit 10.43 of Chiron’s report on Form 10-K for fiscal year 1996.

**10.715

Letter Agreement, dated December 19, 1996, regarding compensation paid by Chiron for director services performed by employees of Ciba-Geigy Limited, incorporated by reference to Exhibit 10.44 of Chiron’s report on Form 10-K for fiscal year 1996.

*10.716

Letter Agreement dated September 30, 1999, between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.716 of Chiron’s report on Form 10-Q for the quarterly period ended September 30, 1999.

*10.717

Chiron Funding L.L.C. Limited Liability Company Agreement, entered into and effective as of December 28, 1995, among Chiron, Chiron Biocine Company and Biocine S.p.A. and Ciba-Geigy Corporation, incorporated by reference to Exhibit 10.80 of Chiron’s report on Form 10-K for fiscal year 1995.

*10.718	Agreement between Ciba-Geigy Limited and Chiron made November 15, 1995, incorporated by reference to Exhibit 10.81 of Chiron’s report on Form 10-K for fiscal year 1995.
10.719

Reimbursement Agreement dated as of March 24, 1995, between Ciba-Geigy Limited, a Swiss corporation, and Chiron, incorporated by reference to Exhibit 10.76 of Chiron’s report on Form 10-Q for the quarterly period ended July 2, 1995.

10.720

Reimbursement Agreement, dated as of June 28, 1996, between Ciba-Geigy Limited, a Swiss corporation, and Chiron, incorporated by reference to Exhibit 10.94 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10.721

Reimbursement Agreement, dated as of July 12, 1996, between Ciba-Geigy Limited, a Swiss corporation, and Chiron, incorporated by reference to Exhibit 10.93 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 1996.

**10.722	Letter Agreement dated December 31, 1999 between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.44 of Chiron’s report on Form 10-K for fiscal year 1999.
10.723	Letter Agreement dated December 7, 2000, between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.723 of Chiron’s report on Form 10-K for fiscal year 2000.
10.724

Amendment dated May 18, 2001 to Governance Agreement dated as of November 20, 1994 among Chiron and Novartis AG as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.724 of Chiron’s report on Form 10-K for fiscal year 2002.

10.725

Amendment dated October 21, 2002 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.725 of Chiron’s report on Form 10-K for fiscal year 2002.

**10.726

Amendment dated February 21, 2003 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.726 of Chiron’s report on Form 10-Q for the quarterly period ended March 31, 2003.

**10.727

Amendment dated March 11, 2003 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.727 of Chiron’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.728	Amendment dated May 16, 2003 to Governance Agreement incorporated by reference to Exhibit 10.528 of Chiron’s report on Form 10-Q for the quarterly period ended June 30, 2003.
10.729

Amendment dated December 5, 2003 to Governance Agreement dated as of November 20, 1994 among Chiron and Novartis AG as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.729 of Chiron’s report on Form 10-K for fiscal year 2003.

10.730	Through 10.800 Reserved
10.801	Through 10.900 Reserved
21	List of Chiron’s Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney. We incorporate the Power of Attorney on pages 109 and 110 by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Indicates confidential treatment requested or granted with respect to certain portions of the Exhibit.

**    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIRON CORPORATION
Date: March 16, 2005	By:	/s/ Howard H. Pien
Howard H. Pien
Chief Executive Officer;
Chairman of the Board

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS:

That the undersigned officers and directors of Chiron Corporation, a Delaware corporation, do hereby constitute and appoint Howard H. Pien and David V. Smith, and each of them, the lawful attorney and agent or attorneys and agents, with full power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, and any one of them, determine may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report, to any and all amendments and supplements thereto, and to any and all instruments or documents filed as part of or in conjunction with this Form 10-K report or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Howard H. Pien
Howard H. Pien	Chief Executive Officer and Chairman	March 16, 2005
of the Board (Principal Executive Officer)
/s/ David V. Smith
David V. Smith	Vice President, Chief Financial Officer	March 16, 2005
(Principal Financial and Accounting
Officer)

/s/ Raymund Breu
Raymund Breu	Director	March 16, 2005
/s/ Vaughn D. Bryson
Vaughn D. Bryson	Director	March 16, 2005
/s/ Lewis W. Coleman
Lewis W. Coleman	Director	March 16, 2005
/s/ Pierre E. Douaze
Pierre E. Douaze	Director	March 16, 2005
/s/ J. Richard Fredericks
J. Richard Fredericks	Director	March 16, 2005
/s/ Paul L. Herrling
Paul L. Herrling	Director	March 16, 2005
/s/ Denise M. O’Leary
Denise M. O’Leary	Director	March 16, 2005
/s/ Edward E. Penhoet
Edward E. Penhoet	Director	March 16, 2005
/s/ Pieter J. Strijkert
Pieter J. Strijkert	Director	March 16, 2005

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Stockholders of Chiron Corporation

We have audited the accompanying consolidated balance sheets of Chiron Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2004 listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chiron Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chiron Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Palo Alto, California
March 11, 2005

CHIRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$209,509	$364,270
Short-term investments in marketable debt securities	394,112	174,212
Total cash and short-term investments	603,621	538,482
Accounts receivable, net of allowances of $47,345 in 2004 and $36,865 in 2003	392,788	382,933
Current portion of notes receivable	—	1,479
Inventories, net of reserves of $71,609 in 2004 and $35,117 in 2003	221,154	199,625
Assets held for sale	—	2,992
Current net deferred income tax asset	71,287	50,204
Derivative financial instruments	4,969	9,463
Other current assets	90,898	72,471
Total current assets	1,384,717	1,257,649
Non-current investments in marketable debt securities	409,421	560,292
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	379,861	366,275
Laboratory, production and office equipment	637,394	615,814
Leasehold improvements	125,858	112,200
Construction-in-progress	225,482	144,162
	1,368,595	1,238,451
Less accumulated depreciation and amortization	(569,180)	(548,701)
Property, plant, equipment and leasehold improvements, net	799,415	689,750
Purchased technologies, net of accumulated amortization of $117,048 in 2004 and $95,836 in 2003	216,037	236,707
Goodwill	861,394	787,587
Other intangible assets, net of accumulated amortization of $249,469 in 2004 and $165,530 in 2003	457,707	486,889
Investments in equity securities and affiliated companies	100,062	121,576
Equity method investments	889	953
Non-current notes receivable	7,500	7,500
Non-current derivative financial instruments	—	7,391
Other non-current assets	59,055	38,875
	$4,296,197	$4,195,169

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except share data)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,942	$102,201
Accrued compensation and related expenses	79,113	83,311
Derivative financial instruments	10,395	60
Current portion of long-term debt and capital lease	2,687	570
Current portion of unearned revenue	35,651	47,873
Income taxes payable	16,363	15,270
Other current liabilities:	150,987	187,628
Total current liabilities	425,138	436,913
Long-term debt	936,652	926,709
Long-term portion of capital lease	156,952	157,677
Non-current derivative financial instruments	156	—
Non-current net deferred income tax liability	60,427	107,496
Non-current unearned revenue	26,175	45,564
Other non-current liabilities	79,643	69,448
Minority Interest	9,350	7,002
Total liabilities	1,694,493	1,750,809
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 499,500,000 shares authorized; 191,682,000 outstanding in 2004 and 2003	1,917	1,917
Restricted common stock, $0.01 par value; 500,000 shares authorized; none outstanding	—	—
Additional paid-in capital	2,527,709	2,503,195
Deferred stock compensation	(13,825)	(12,871)
Accumulated deficit	(11,843)	(46,634)
Accumulated other comprehensive income	330,491	216,302
Treasury stock, at cost (4,804,000 shares in 2004 and 4,567,000 shares in 2003)	(232,745)	(217,549)
Total stockholders’ equity	2,601,704	2,444,360
	$4,296,197	$4,195,169

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product sales, net	$1,268,303	$1,345,833	$914,121
Revenues from joint business arrangement	118,246	108,298	104,576
Collaborative agreement revenues	18,044	18,562	22,142
Royalty and license fee revenues	289,561	250,142	198,816
Other revenues	29,201	43,526	36,625
Total revenues	1,723,355	1,766,361	1,276,280
Operating expenses:
Cost of sales (excludes amortization expense related to acquired developed products)	669,667	571,897	341,808
Research and development	431,128	409,806	325,792
Selling, general and administrative	465,779	380,388	283,712
Purchased in-process research and development	9,629	45,300	45,181
Amortization expense of intangible assets acquired in business combinations and asset purchases	84,503	56,365	29,857
Other operating expenses	12,844	11,532	16,952
Total operating expenses	1,673,550	1,475,288	1,043,302
Income from operations	49,805	291,073	232,978
Loss on disposal of assets	(3,247)	(224)	(254)
Interest expense	(26,093)	(19,104)	(12,821)
Interest and other income, net	56,797	38,892	46,616
Minority interest	(1,968)	(1,753)	(1,664)
Income from continuing operations before income taxes	75,294	308,884	264,855
Provision for income taxes	21,231	88,546	83,710
Income from continuing operations	54,063	220,338	181,145
Gain (loss) from discontinued operations, net of taxes	24,854	6,975	(320)
Net income	$78,917	$227,313	$180,825
Basic earnings per share:
Income from continuing operations	$0.29	$1.18	$0.96
Net income	$0.42	$1.22	$0.96
Diluted earnings per share:
Income from continuing operations	$0.28	$1.15	$0.94
Net income	$0.41	$1.19	$0.94

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Net income	$78,917	$227,313	$180,825
Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period, net of tax benefit (provision) of $0 in 2004 and 2003, respectively and $3,972 in 2002	131,812	155,782	89,210
Unrealized gains (losses) from investments:
Net unrealized holding gains (losses) arising during the period, net of tax benefit (provision) of ($3,293), ($5,551) and $4,556 in 2004, 2003 and 2002, respectively	2,460	12,378	(8,765)
Reclassification adjustment for net gains included in income, net of tax provision of $12,780, $3,654 and $2,569 in 2004, 2003 and 2002, respectively	(20,184)	(5,716)	(4,017)
Net unrealized gains (losses) from investments	(17,724)	6,662	(12,782)
Minimum pension liability adjustment, net of tax benefit (provision) of $1,374, ($167) and ($35) in 2004, 2003 and 2002, respectively	101	(1,003)	(281)
Other comprehensive income	114,189	161,441	76,147
Comprehensive income	$193,106	$388,754	$256,972

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Shares	Amount	Total
Balances at December 31, 2001	191,682	$1,917	$2,441,281	$(17,506)	$(360,997)	$(21,286)	(2,341)	$(111,061)	$1,932,348
Repurchase of treasury stock	—	—	—	—	—	—	(3,837)	(147,721)	(147,721)
Exercise of stock options	—	—	(1,893)	—	(37,546)	—	1,354	62,604	23,165
Exercise of put options	—	—	(879)	—	—	—	(300)	(10,482)	(11,361)
Premiums from put options	—	—	4,249	—	—	—	—	—	4,249
Temporary equity related to put options	—	—	(5,290)	—	—	—	—	—	(5,290)
Tax benefits from employee stock plans	—	—	8,677	—	—	—	—	—	8,677
Employee stock purchase plan	—	—	—	—	(3,518)	—	294	13,215	9,697
Forfeitures of deferred stock compensation	—	—	(7,488)	7,488	—	—	—	—	—
Deferred stock compensation	—	—	6,551	(6,551)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	5,220	—	—	—	—	5,220
Foreign currency translation adjustment	—	—	—	—	—	89,210	—	—	89,210
Net unrealized loss from investments	—	—	—	—	—	(12,782)	—	—	(12,782)
Minimum pension liability adjustment	—	—	—	—	—	(281)	—	—	(281)
Net income	—	—	—	—	180,825	—	—	—	180,825
Balances at December 31, 2002	191,682	$1,917	$2,445,208	$(11,349)	$(221,236)	$54,861	(4,830)	$(193,445)	$2,075,956
Repurchase of treasury stock	—	—	—	—	—	—	(4,199)	(202,788)	(202,788)
Exercise of stock options	—	—	(4,463)	—	(49,314)	—	4,367	174,638	120,861
Exercise of put options	—	—	(328)	—	—	—	(220)	(8,999)	(9,327)
Premiums from put options	—	—	2,144	—	—	—	—	—	2,144
Temporary equity related to put options	—	—	19,054	—	—	—	—	—	19,054
Tax benefits from employee stock plans	—	—	33,061	—	—	—	—	—	33,061
Employee stock purchase plan	—	—	—	—	(3,397)	—	315	13,045	9,648
Forfeitures of deferred stock compensation	—	—	(1,319)	1,319	—	—	—	—	—
Deferred stock compensation	—	—	9,838	(9,838)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	6,997	—	—	—	—	6,997
Foreign currency translation adjustment	—	—	—	—	—	155,782	—	—	155,782
Net unrealized gain from investments	—	—	—	—	—	6,662	—	—	6,662
Minimum pension liability adjustment	—	—	—	—	—	(1,003)	—	—	(1,003)
Net income	—	—	—	—	227,313	—	—	—	227,313
Balances at December 31, 2003	191,682	$1,917	$2,503,195	$(12,871)	$(46,634)	$216,302	(4,567)	$(217,549)	$2,444,360
Repurchase of treasury stock	—	—	—	—	—	—	(2,859)	(126,548)	(126,548)
Exercise of stock options	—	—	(1,483)	—	(41,161)	—	2,264	96,395	53,751
Accelerated vesting of stock options	—	—	2,563	—	—	—	—	—	2,563
Tax benefits from employee stock plans	—	—	14,868	—	—	—	—	—	14,868
Employee stock purchase plan	—	—	—	—	(2,965)	—	358	14,957	11,992
Forfeitures of deferred stock compensation	—	—	(2,582)	2,582	—	—	—	—	—
Deferred stock compensation	—	—	11,148	(11,148)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	7,612	—	—	—	—	7,612
Foreign currency translation adjustment	—	—	—	—	—	131,812	—	—	131,812
Net unrealized loss from investments	—	—	—	—	—	(17,724)	—	—	(17,724)
Minimum pension liability adjustment	—	—	—	—	—	101	—	—	101
Net income	—	—	—	—	78,917	—	—	—	78,917
Balances at December 31, 2004	191,682	$1,917	$2,527,709	$(13,825)	$(11,843)	$330,491	(4,804)	$(232,745)	$2,601,704

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net Income	$78,917	$227,313	$180,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,921	145,723	124,258
Amortization of marketable debt securities	8,682	8,883	10,152
Amortization of deferred stock compensation	7,612	6,997	5,220
Accelerated vesting of stock options	2,563	—	—
Amortization of discount on Liquid Yield Option Notes	4,316	8,330	8,165
Amortization of bond issuance costs on Liquid Yield Option Notes and Convertible Debentures	4,433	4,252	3,344
Purchased in-process research and development	9,629	45,300	45,181
Loss on disposal of assets	3,247	224	254
(Gain) loss from discontinued operations	(24,854)	(6,975)	320
Net gain on sale of marketable debt securities	(99)	(895)	(339)
Net gain on sale of equity securities	(34,265)	(9,370)	(14,323)
Gain on sale of interests in affiliated companies	(4,183)	(2,012)	(5,433)
Gain on repayment of debt security	—	—	(1,500)
Other-than-temporary loss on investments	1,431	—	7,525
Equity in loss of equity method investments	3,726	2,325	2,447
Minority interest	1,968	1,753	1,664
Changes in reserves (product returns and rebates allowance, other accounts receivable allowance and inventory reserves)	78,359	36,466	33,269
Deferred income taxes	(73,298)	(14,808)	(5,555)
Other, net	(149)	294	1,986
Changes, excluding effect of acquisitions and dispositions, to:
Accounts receivable	(31,517)	(69,956)	(69,780)
Inventories	(55,375)	31,726	(49,015)
Other current assets	(22,120)	(20,584)	899
Derivative financial instruments	(603)	(674)	533
Other non-current assets	(13,689)	(3,105)	(197)
Accounts payable, accrued expenses and income taxes payable	94,541	28,168	(39,658)
Current portion of unearned revenue	(14,314)	12,795	(488)
Other current liabilities	(25,525)	(19,134)	12,107
Non-current unearned revenue	(16,502)	(13,350)	(5,449)
Other non-current liabilities	1,804	14,179	21,819
Net cash provided by operating activities	$170,656	$413,865	$268,231

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from investing activities:
Purchases of investments in marketable debt securities	$(796,942)	$(920,768)	$(796,506)
Proceeds from sale of investments in marketable debt securities	431,082	793,161	251,960
Proceeds from maturity of investments in marketable debt securities	286,487	420,469	471,633
Proceeds from notes receivable	1,479	750	6,402
Capital expenditures	(183,691)	(139,399)	(105,739)
Proceeds from sales of assets	3,042	—	451
Purchases of equity securities and interests in affiliated companies	(6,622)	(14,240)	(6,801)
Proceeds from sale of equity securities and interests in affiliated companies	38,675	12,646	24,875
Cash paid for acquisitions, net of cash acquired	(34,899)	(815,420)	(58,350)
Other, net	(10,706)	(887)	(6,092)
Net cash used in investing activities	(272,095)	(663,688)	(218,167)
Cash flows from financing activities:
Net repayment of short-term borrowings	—	(2,436)	(455)
Repayment of debt and capital leases	(382,958)	(62,454)	(174)
Borrowings from a government agency	5,560	1,243	—
Payment of issuance costs on Convertible Debentures	(8,437)	(10,684)	—
Payments to acquire treasury stock	(135,007)	(207,689)	(155,049)
Proceeds from reissuance of treasury stock	69,143	123,625	27,493
Proceeds from issuance of Convertible Debentures	385,000	500,000	—
Proceeds from put options	—	2,144	5,398
Net cash provided by (used in) financing activities	(66,699)	343,749	(122,787)
Effect of exchange rate changes on cash and cash equivalents	13,377	22,394	—
Net increase (decrease) in cash and cash equivalents	(154,761)	116,320	(72,723)
Cash and cash equivalents at beginning of the year	364,270	247,950	320,673
Cash and cash equivalents at end of the year	$209,509	$364,270	$247,950

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies

The Company and Basis of Presentation

Chiron Corporation is a global biopharmaceutical company that develops, manufactures and markets therapeutic products for the prevention and treatment of infectious disease and products for the treatment of cancer utilizing innovations in biology and chemistry. Chiron participates in three global healthcare markets: (i) blood testing; (ii) adult and pediatric vaccines; and (iii) biopharmaceuticals, with an emphasis on the treatment of cancer and infectious disease.

On December 29, 1997, Chiron completed the sale of its ophthalmics business, Chiron Vision, to Bausch & Lomb Incorporated, and on November 30, 1998, Chiron completed the sale of its in vitro diagnostics business, Chiron Diagnostics, to Bayer Corporation. Chiron’s Consolidated Statements of Operations reflect the settlement agreement with the IRS, the settlement agreement with Bayer Corporation, the reversal of valuation allowances against deferred tax assets that were established at the time of sale, and the expiration of certain contractual obligations in the gain (loss) from discontinued operations, net of taxes (see Note 4).

On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. Chiron included Matrix’s operating results, including the seven business days from February 20 to 28, 2002, in its consolidated operating results beginning on March 1, 2002 (see Note 5). Matrix is part of Chiron’s biopharmaceuticals segment.

On July 1, 2002, Chiron completed its acquisition of Pulmopharm GmbH, a distributor of TOBI® tobramycin products in Germany and Austria by purchasing the remaining 80.1% ownership. Previously, Chiron owned 19.9% of Pulmopharm and accounted for the investment under the equity method. Chiron included Pulmopharm’s operating results in its consolidated operating results beginning on July 1, 2002 (see Note 5). Pulmopharm is part of Chiron’s biopharmaceutical segment.

On July 8, 2003, Chiron acquired PowderJect Pharmaceuticals plc, a company based in Oxford, England that develops and commercializes vaccines. Chiron included PowderJect’s operating results in its consolidated operating results beginning July 8, 2003 (see Note 5). PowderJect is part of Chiron’s vaccines segment.

On July 2, 2004, Chiron acquired Sagres Discovery, a privately held company headquartered in Davis, California, which focuses on the discovery and validation of targets with potential application to the development of cancer therapeutics. Chiron included Sagres’ operating results in its consolidated operating results beginning on July 2, 2004 (see Note 5). Sagres is part of Chiron’s biopharmaceuticals segment.

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Chiron’s most significant consolidated majority-owned subsidiaries and respective ownership percentages are as follows:

Name	Percentage Ownership
Chiron Corporation Limited	100%
Chiron Investment Corporation	100%
Chiron Italia S.r.l	100%
Chiron Vaccines Limited	100%
Chiron Vaccines Holdings Limited	100%

Chiron is a limited partner of several venture capital funds: Burrill Life Sciences Capital Fund, L.P., Forward Ventures V, L.P., TPG Biotechnology Partners, L.P., Forward Venture IV, L.P. and Burrill Biotechnology Capital Fund, L.P. Chiron accounts for these investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46, “Accounting for Limited Partnership Investments.”

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

Chiron’s blood testing segment includes Chiron’s one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron accounts separately for research and development and manufacturing cost reimbursements and certain product sale revenues received from Ortho-Clinical Diagnostics but relating to the joint business contractual arrangement. Chiron’s joint business arrangement with Ortho-Clinical Diagnostics is a contractual arrangement and is not a separate and distinct legal entity. Through Chiron’s joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. Prior to the first quarter 2003, Chiron accounted for revenues relating to non-U.S. affiliate sales on a one-quarter lag, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. affiliate sales of Chiron’s joint business contractual arrangement became available in the first quarter 2003, and as a result, Chiron is able to recognize revenues relating to non-U.S. affiliate sales on a one-month lag. The effect of this change, net of tax, was an increase to net income by

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

$3.2 million for revenues from the joint business contractual arrangement for the year ended December 31, 2003.

Chiron recognizes a portion of revenue for product sales of BETASERON® interferon beta-1b upon shipment to its marketing partner, and the remainder based on a contractual percentage of sales by its marketing partner. Chiron also earns royalties on the marketing partner’s European sales of BETAFERON® product in those cases where Chiron does not supply the product. Prior to the first quarter 2002, Chiron accounted for revenues from non-U.S. product sales on a one-quarter lag and royalties as a percentage of forecast received from its marketing partner, with an adjustment of the estimate to actual in the subsequent quarter. More current information of non-U.S. BETASERON® product sales became available in 2002, and as a result, Chiron is able to recognize revenues from BETASERON product sales and BETAFERON product royalties on a current basis. The effect of this change, net of tax, was a decrease in net loss for the first quarter 2002 and an increase in net income for the year ended December 31, 2002, by $3.1 million for product sales and $2.8 million for royalties.

Chiron owned a facility in Cranford, England for international operations which was classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2003. This facility was sold in 2004.

Certain previously reported amounts have been reclassified to conform to the current year presentation.

Cash Equivalents, Investments in Marketable Debt Securities and Investments in Equity Securities

All highly-liquid investments with maturities of three months or less from the date of purchase are considered to be cash equivalents. Cash equivalents and short-term investments in marketable debt securities consist principally of money market instruments, corporate notes and bonds and government agency securities. Noncurrent investments in marketable debt securities consist principally of corporate notes and bonds and government agency securities with maturities greater than one year. The cost of securities sold is based on the specific identification method for debt securities and on the average cost method for equity securities.

Chiron has classified its investments in debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value based upon year-end quoted market prices. Unrealized gains and losses, deemed as temporary in nature, are reported as a separate component of comprehensive income or loss.

Chiron periodically reviews its debt and equity securities by comparing the market value to the carrying value of the security. For equity investments, impairment, if any, is based on the excess of the carrying value over the market value. If impairment is considered other-than-temporary, the security’s cost is written down to market value through earnings. Generally, Chiron believes that an investment is impaired if its market value has been below its carrying value for each trading day during the preceding six-month period. However, in determining whether impairment is considered to be other-than-temporary, Chiron considers all available factors in its evaluation. These factors include but are not limited to

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

(i) whether the issuer of the securities is experiencing depressed and declining earnings in relation to competitors, erosion of market share, and deteriorating financial position, (ii) whether the issuer is experiencing financial difficulties and its market is experiencing difficulties, (iii) ongoing activity in our collaborations with the issuer and (iv) the issuers’ prospects for favorable clinical trial results, new product initiatives and new collaborative agreements.

For debt securities, in addition to considering factors (i) and (ii) above, we review the market value of the investment in relation to the carrying value. We generally do not consider losses due to interest rate fluctuations as evidence of impairment, because we have the ability and the intent to hold primarily all of our debt securities to maturity.

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

As a result of the developments with respect to FLUVIRIN vaccines discussed in “Note 14—Commitments and contingencies,” Chiron wrote-off the entire inventory of FLUVIRIN product in 2004, resulting in a $91.3 million charge to cost of sales.

Inventories, net of reserves, consisted of the following at December 31:

	2004	2003
	(In thousands)
Finished goods	$59,206	$38,640
Work-in-process	116,660	105,359
Raw materials	45,288	55,626
	$221,154	$199,625

Derivative Financial Instruments

Chiron uses various derivatives, such as foreign currency option contracts and foreign currency forward contracts, to reduce foreign exchange risks. Chiron also uses forward sales contracts to reduce equity securities risk. Derivatives are not used for trading or speculative purposes. Chiron’s control environment includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency and equity securities hedging activities. Counterparties to Chiron’s hedging agreements are major financial institutions. These hedging agreements are generally not collateralized. Chiron manages the risk of counterparty default on its derivatives through the use of credit standards, counterparty diversification and monitoring of counterparty financial condition. Chiron has not experienced any losses due to counterparty default. All derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are accounted for depending upon the exposure being hedged and whether the derivatives qualify and are designated for hedge accounting.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Foreign Currency Hedging

A significant portion of Chiron’s operations consists of manufacturing and sales activities in western European countries. As a result, Chiron’s financial results may be affected by changes in the foreign currency exchange rates of those countries.

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

Because the critical terms of the derivative instrument and the underlying exposure are the same, Chiron expects that changes in the fair value of the underlying exposure will be offset completely by changes in the fair value of the derivative instrument, both at inception and on an ongoing basis. The critical terms are reviewed quarterly. All time value changes are deemed ineffective and are recognized immediately in earnings. Hedge ineffectiveness was not material for the years ended December 31, 2004, 2003 and 2002.

Equity Securities Hedging

Chiron has exposure to equity price risk because of its investments in equity securities. Typically, these securities are obtained through collaboration agreements with other pharmaceutical and biotechnology partners. Changes in share prices affect the value of Chiron’s equity investment portfolio.

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

Chiron recognized a gain of $34.3 million related to the termination of ten fair value hedges and the sale of the underlying shares for the year ended December 31, 2004. This gain was recorded in “Interest and other income, net” in the Consolidated Statement of Operations for the year ended December 31, 2004. Chiron recognized a gain of $9.4 million related to the termination of three fair value hedges and the sale of the underlying shares for the year ended December 31, 2003. This gain was recorded in “Interest and other income, net” in the Consolidated Statement of Operations for the year ended December 31, 2003. Chiron recognized a gain of $7.8 million related to the termination of two fair value hedges and the sale of the underlying shares for the year ended December 31, 2002. This gain was recorded in “Interest

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

and other income, net” in the Consolidated Statement of Operations for the year ended December 31, 2002.

Property, Plant, Equipment and Leasehold Improvements

Property, plant, equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation on property, plant and equipment, including assets held under capital leases, is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for equipment and 15 to 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset’s useful life or remaining lease term. Depreciation and amortization expense was $92.2 million, $75.9 million and $73.2 million in 2004, 2003 and 2002, respectively. Repairs and maintenance are expensed as incurred. Costs incurred in construction, including related interest costs, are capitalized during the construction period. Interest capitalized for the years ended December 31, 2004 and 2003 was $3.3 million and $1.7 million, respectively. There was no interest capitalized for the year ended December 31, 2002, as it was not material.

Leases

Leases are recorded as capital leases when any of the following criteria is met: (i) ownership is transferred to Chiron at the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is at least 75 percent of the leased property’s estimated remaining economic life or (iv) the present value of the minimum lease payments at the beginning of the lease term is 90 percent or more of the fair value of the leased property. All other leases are classified as operating leases. Capital leases are recorded as assets and liabilities at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased property at the inception of the lease. When the lease agreement includes a residual value guarantee, the leased asset is amortized, using a straight-line method, to an amount such that the capital lease liability, net of the book value of the leased asset at the end of the lease term equals an amount that may become payable to the lessor due to an estimated decline in fair value of the leased asset below the lessors’ total investment. When the lease agreement does not include a residual value guarantee, the amount of the leased asset is amortized on a straight-line basis over the lease term.

Computer Software Costs for Internal Use

Costs of computer software developed for internal use are capitalized and amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. The unamortized portion of computer software costs developed for internal use was $30.2 million, $14.7 million and $7.7 million at December 31, 2004, 2003 and 2002, respectively. Depreciation and amortization expense stated above includes amortization expense related to costs of computer software for internal use of $12.0 million, $7.6 million and $5.7 million in 2004, 2003 and 2002, respectively.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Intangible and Other Long-Lived Assets

Intangible assets consist principally of purchased technologies, developed product technologies and patents. Purchased technologies and patents are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 17 years. Developed product technologies are amortized using either the estimated sales method over 10 years or on a straight-line basis over 1 to 15 years. Chiron periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Amortization expense, including amortization of bond issuance costs, for the years ended December 31, 2004, 2003 and 2002 was $98.1 million, $74.1 million and $54.4 million, respectively. Amortization of purchased technologies, developed product technologies and the majority of trademarks was included in “Amortization expense of intangible assets acquired in business combinations and asset purchases” and amortization of patents was included primarily in “Research and development” in the Consolidated Statements of Operations.

Effective January 1, 2002, goodwill (including assembled workforce) and intangible assets with indefinite useful lives are no longer amortized, but instead, are tested for impairment at least annually. Any impairment loss from the annual test will be recognized as part of operations. Chiron performed its annual impairment test for goodwill in the third quarter 2004, as of July 1, 2004. Subsequent to the third quarter 2004, given the developments with respect to FLUVIRIN vaccine discussed in “Note 14 — Commitments and contingencies,” Chiron considered the impact of the FLUVIRIN vaccine developments on goodwill. Chiron performed an interim impairment test for vaccines goodwill as of December 31, 2004 given those developments. Based on either the annual or interim analysis, Chiron has no indication of an impairment loss. Chiron will continue to monitor goodwill for any impairment associated with future developments related to the FLUVIRIN vaccine matters. Chiron performed its annual impairment test in 2003, which indicated no impairment.

For acquisitions made after June 30, 2001, intangible assets acquired in a purchase business combination are recognized and reported apart from goodwill and any purchase price allocable to an assembled workforce may not be accounted for separately.

Chiron evaluated the existing intangible assets and goodwill that were acquired in purchase business combinations prior to July 1, 2001 and reclassified assembled workforce with a net carrying value of $7.8 million to goodwill on January 1, 2002. On January 1, 2002, Chiron reassessed the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations. No adjustments to amortization periods were necessary. Chiron has no intangible assets with indefinite useful lives. Chiron also assessed whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, Chiron identified its reporting units as of January 1, 2002. Chiron then determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Chiron subsequently determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit’s carrying amount. Each reporting unit’s fair value exceeded its carrying amount. Based on this analysis, Chiron had no indication of an impairment of goodwill at January 1, 2002.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

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

Put Options

Chiron has, in the past, used written put options to reduce the effective costs of repurchasing its common stock. After expiration of existing put options in the second quarter of 2003, Chiron discontinued the use of put options. Chiron had no put options outstanding at December 31, 2004.

Comprehensive Income

Chiron has displayed the detailed changes in the components of comprehensive income in the Consolidated Statements of Comprehensive Income. Accumulated other comprehensive income (loss) balances by component were as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) from Investments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, net, at December 31, 2001	$(77,217)	$57,249	$(1,318)	$(21,286)
Period change	89,210	(12,782)	(281)	76,147
Balance, net, at December 31, 2002	11,993	44,467	(1,599)	54,861
Period change	155,782	6,662	(1,003)	161,441
Balance, net, at December 31, 2003	167,775	51,129	(2,602)	216,302
Period change	131,812	(17,724)	101	114,189
Balance, net, at December 31, 2004	$299,587	$33,405	$(2,501)	$330,491

In the first and second quarters of 2001, the foreign currency translation component of comprehensive income included the tax effects of the non-permanently reinvested 2000 earnings in Chiron’s German and Italian vaccines business in accordance with the investment and tax policy adopted in 2000. During the first and second quarters of 2001, the undistributed 2001 earnings in Chiron’s German and Italian vaccines business were expected to be reinvested permanently and, as a result, no tax effect was provided on the foreign currency translation component of comprehensive income. Beginning in the third quarter of 2001, tax effects associated with the decision not to permanently reinvest the 2001 earnings in Chiron’s German and Italian vaccines business were recorded. For all other foreign jurisdictions, the undistributed earnings of Chiron’s foreign investments are expected to be reinvested permanently. In the fourth quarter 2002, Chiron’s German and Italian vaccines subsidiaries remitted dividends to Chiron. Chiron included these dividends and the related foreign tax credits in determining its 2002 tax provision. As a result, Chiron reversed all cumulative tax effects previously recorded associated with its decision not to permanently

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

reinvest the 2001 earnings of its German and Italian vaccines business. In 2004 and 2003, all of the undistributed earnings of all Chiron foreign subsidiaries were considered to be permanently reinvested. As such, no tax effect was provided on the foreign currency translation component of comprehensive income for 2004 and 2003. There were no dividends paid from Chiron’s German or Italian vaccines subsidiaries during 2004 and 2003.

Treasury Stock

Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to “Additional paid-in capital”. Losses on reissuance of treasury stock are charged to “Additional paid-in capital” to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to “Accumulated deficit.” For the years ended December 31, 2004, 2003 and 2002, Chiron charged losses of $44.1 million, $52.7 million and $41.1 million, respectively, to “Accumulated deficit” in the Consolidated Balance Sheets.

Revenue Recognition

“Product sales, net” primarily consist of revenues recognized upon shipment of products to customers. Chiron’s blood-testing segment recognizes revenues related to nucleic acid testing product sales, which primarily consist of revenue derived from the sale and use of assays, revenue derived from the sale, lease or rental of equipment and revenue from providing field service for the instruments, which are not material. Revenue is recorded based upon the reported results obtained from the customer from the use of assays to screen donations or upon sale and delivery of the assays, depending on the underlying contract. In the case of equipment sales or leases, revenue is recorded upon the sale and transfer of the title to the instrument or ratably over the life of the lease term, respectively. For the provision of service on the instruments, revenue is recognized ratably over the life of the service agreement. For sales of BETASERON® interferon beta-1b, Chiron recognizes revenues upon shipment to its marketing partner, Schering, and additional revenues upon Schering’s subsequent sale of BETASERON to customers. Upon shipment to Schering, Chiron recognizes the contractually determined fixed amount of the fee to which Chiron is entitled because at this point, there is persuasive evidence of an arrangement, delivery has occurred, the price due from Schering is fixed or determinable and collectibility is reasonably assured. Upon receiving the contractual reporting of relevant customer sales from Schering, Chiron recognizes the incremental portion of the fee related to Schering’s shipments to its customers because this portion of the fee is not determinable until receipt of the related sales reports. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related product sales are recorded. Provisions for rebates to customers and returns and other adjustments are based upon analyses of historical rebates and returns. Provisions for discounts are based upon a set percentage of the previous month’s sales, which are driven by contractual agreements.

“Revenues from joint business arrangement” represents Chiron’s one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics. The arrangement was established in 1989, based largely on the screening, using immunodiagnostic technology, of blood in blood banks and other similar settings for the presence of HIV and hepatitis viruses. Through this arrangement, Ortho-Clinical Diagnostics sells a full line of tests required to screen for hepatitis viruses and retroviruses and provides supplemental tests and microplate-

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

based instrument systems to automate test performance and data collection. In addition, Chiron and Ortho-Clinical Diagnostics jointly hold the immunodiagnostic rights to Chiron’s hepatitis and retrovirus technology and receive royalties from the sales of hepatitis C virus and HIV tests by licensees.

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

“Collaborative agreement revenues” are earned and recognized based upon work performed or upon the attainment of specified milestones. Under contracts where Chiron recognizes revenue based upon research and development work performed, the revenues amounted to $8.0 million, $9.0 million and $9.8 million in 2004, 2003 and 2002, respectively. These amounts were recorded in “Collaborative agreement revenues” in the Consolidated Statements of Operations.

“Royalty and license fee revenues” consist of product royalty payments and fees under license agreements and are recognized when earned. Chiron estimates royalty revenues based on previous period royalties received or on product sales forecast information provided by the third party licensee. In the subsequent quarter, Chiron records an adjustment equal to the difference between those royalty revenues recorded in the previous quarter and the contractual reporting of the third party’s actual product sales for that period. Up-front refundable fees are deferred and recognized as revenues upon the later of when they become nonrefundable or when performance obligations are completed. Up-front nonrefundable fees where Chiron has no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized ratably over the performance period. Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished.

“Other revenues” primarily consist of fees for manufacturing, sales and marketing services performed, commission fees and grants from government agencies and are recognized when earned. Other revenues include revenue from contracts where Chiron recognizes revenue based upon research and development work performed, which amounted to $12.9 million, $7.8 million and $10.1 million in 2004, 2003 and 2002, respectively.

Contract Manufacturing Revenues and Expenses

Contract manufacturing revenues and expenses are recognized upon meeting the criteria for substantial performance and acceptance as defined in the contract and recorded in “Other revenues” and “Other operating expenses,” respectively, in the Consolidated Statements of Operations.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers for product shipments are recorded in “Product sales, net” in the Consolidated Statements of Operations. Shipping and handling costs are included in inventory upon inventory purchase and included in “Cost of sales” in the Consolidated Statements of Operations upon sale of product.

Research and Development Expense and Purchased In-Process Research and Development

Research and development costs are charged to expense when incurred. Major components of research and development expenses consist of personnel costs, including salaries and benefits, clinical studies performed by investigators and contract research organizations (CROs), materials and supplies, and overhead allocations consisting of certain administrative and facilities related costs. Research costs are associated with performing activities such as target identification and validation, structure based drug design and physical chemistry, and preclinical testing. Development costs include those expenses associated with clinical development (performing Phase 1, 2 and 3 clinical trials) and pharmaceutical development including product formulation, chemical analysis, process scale-up, preclinical and clinical supplies manufacturing and process validation. The trials are generally controlled by Chiron, but can include funding commitments to trials controlled by investigators.

At the start of the trial, the total cost of the trial is estimated based upon review of investigator contracts, CROs, other contractual commitments, and expected patient enrollment. We accrue the costs for clinical studies ratably over the life of the trial, generally on a per patient basis as enrollment occurs and as services are provided. We monitor levels of performance under each contract including the extent of patient enrollment and other activities, and we adjust our estimates, if required, on a quarterly basis. Amounts paid in advance of services being performed are treated as prepaid expenses and are applied against payments for work performed as defined by the contract.

Generally our clinical trial contracts are terminable by us upon written notice and Chiron is liable only for actual effort expended by the third parties at any point in time during the contract, regardless of payment status. Amounts paid in advance of services being performed will be refunded if a contract is terminated. Additionally, certain contracts include termination obligations. Such additional termination payments are only recorded to expense if the contract is terminated.

On a quarterly basis, Chiron assesses the future value of all trials. In the event that Chiron determines that there is insufficient future value to Chiron relative to the future cost of the trial, all remaining contractual expense obligations under the trial are accrued, including costs of any remaining trial activities, any non-cancelable funding commitments, wrap-up expenses and patient care commitments. Trials terminated in the event of an accelerated filing do not qualify for this treatment.

In the fourth quarter 2002, Chiron reached an agreement in principle to transfer responsibility for the SILCAAT trial, a Phase III study for recombinant human interleukin-2 (IL-2, aldesleukin), to the National Institutes Allergy and Infectious Disease (NIAID) and the University of Minnesota. Responsibility for the SILCAAT study was transferred to NIAID and University of Minnesota effective February 14, 2003.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Under the agreement, we are obligated to fund a maximum of $18.0 million over the lifetime of the trial and to supply clinical materials and certain other support services. No further financial obligations exist under this agreement as of December 31, 2004. In the fourth quarter 2004, Chiron determined that there was not sufficient potential future value to Chiron to warrant continued recognition of expense over the original trial period. Accordingly, in the fourth quarter 2004 Chiron recorded an expense of $6.0 million representing the unamortized expense balance as of December 31, 2004.

Purchased in-process research and development from a business combination represents the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition. The income approach is generally used to value purchased in-process research and development. The income approach is based on the premise that the value of a security or asset is the present value of the future earning capacity that is available for distribution to the subject investors in the security or asset. Purchased in-process research and development is charged to expense as part of the allocation of the purchase price of a business combination.

Advertising Expenses

Chiron expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 were $24.1 million, $20.2 million and $14.8 million, respectively.

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

Stock-Based Compensation

Chiron measures compensation expense for its stock-based employee compensation using the intrinsic value method. Compensation expense is based on the difference, if any, between the fair value of Chiron’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as “Deferred stock compensation” in the Consolidated Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income and related net income per share, had compensation cost for the stock-based employee compensation been determined based upon the fair value method:

	2004	2003	2002
	(In thousands, except per share data)
Net income (loss):
As reported	$78,917	$227,313	$180,825
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,703	5,571	3,185
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	86,801	100,849	67,142
Pro forma	$(3,181)	$132,035	$116,868
Basic net income (loss) per share:
As reported	$0.42	$1.22	$0.96
Pro forma	$(0.02)	$0.71	$0.62
Diluted net income (loss) per share:
As reported	$0.41	$1.19	$0.94
Pro forma	$(0.02)	$0.69	$0.61

Foreign Currency Translation

The financial statements of Chiron’s foreign subsidiaries and equity investments are generally measured using the local currency. Accordingly, the assets and liabilities of Chiron’s foreign subsidiaries and equity investments are translated into U.S. dollars using the exchange rates in effect at the end of the period. Revenues and expenses are translated using the average exchange rates for the period. Adjustments resulting from currency translations are included in comprehensive income.

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

By policy, the amount of credit exposure to any one institution or issuer is limited. These investments are generally not collateralized and primarily mature within three years. In 2001, Chiron recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid Chiron the full principal plus interest. Chiron has not experienced any losses due to counterparty default.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

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

Chiron has not experienced any significant credit losses from its accounts receivable from the joint business contractual arrangement, royalty and license fee agreements or collaborative research agreements, and none are currently expected. Other accounts receivable arise from product sales to customers and as a result of contract manufacturing activities. Chiron performs ongoing credit evaluations of these customers and generally does not require collateral. Chiron maintains reserves for potential trade and non-trade receivable credit losses, and such losses have been within management’s expectations.

Chiron purchases bulk powdered tobramycin, the primary basic raw material in TOBI® tobramycin, from two of the principal worldwide suppliers of the drug. Chiron anticipates that either one of these suppliers alone will be able to supply sufficient quantities to meet current needs; however, there is some degree of risk that these suppliers will not be able to meet future demand in a timely and cost-effective manner. As a result, Chiron’s operations could be adversely affected by an interruption or reduction in the supply of bulk-powdered tobramycin.

Chiron has entered into contracts with third parties for the production and packaging of TOBI® solution and the pre-filled diluent syringe for BETASERON® interferon beta-1b. Over time, Chiron can use alternative production and packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of TOBI tobramycin or the pre-filled diluent syringe for BETASERON interferon beta-1b due to work stoppages or other factors, Chiron’s operations could be disrupted until alternative sources are secured.

In connection with the production of Chiron’s flu vaccine products, Chiron must purchase large quantities of chicken eggs. Currently, for FLUVIRIN® vaccine, Chiron purchases those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, Chiron has agreed to make specified purchases from that supplier through 2009, subject to our right to terminate this agreement earlier upon payment of a termination fee. If Chiron’s supplier were to fail to supply eggs in sufficient quantities or quality, including as a result of any health or other issues related to the chickens, Chiron’s business would be materially adversely affected.

In nucleic acid testing, Chiron relies on our collaborative partner, Gen-Probe, to manufacture the West Nile virus assay, currently in use on an investigational-use basis in the U.S. and the PROCLEIX® HIV-1/ HCV Assay. Chiron currently sources the related instrument system from third party suppliers. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription Mediated Amplification technology. In immunodiagnostics, under the Ortho-Clinical Diagnostics contract, Chiron manufactures bulk reagents and antigens and confirmatory test kits sold in the clinical diagnostics and blood screening fields. While Chiron and Chiron’s partners work to mitigate the risks associated with being a key provider, there is some degree of risk that Chiron’s partner, Gen-Probe, will not be able to provide sufficient quantities of the PROCLEIX HIV-1/ HCV Assay and the West Nile Virus Assay or that Chiron will not be able to manufacture sufficient bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. As a result, Chiron’s operations could be adversely affected.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which requires the cost resulting from all share-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued or on the fair value of liabilities incurred. Under SFAS 123R, the fair-value-based method for recognition or disclosure of compensation expense will be applied using the modified prospective application transition method or the modified retrospective application transition method. Chiron currently measures compensation expense for its stock-based employee compensation under the intrinsic method. The adoption of SFAS 123R will have a material impact on Chiron’s consolidated financial statements. Current option values of using the Black-Scholes formula may not be indicative of results from the valuation methodologies Chiron finally adopts. The adoption of SFAS 123R is effective for Chiron commencing the beginning of the third quarter 2005.

Note 2—Earnings Per Share

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options and equivalents, which are included under the treasury-stock method; (ii) performance based share rights awards to the extent that dilutive shares are assumed issuable; (iii) the assumed exercise of outstanding put options, which are included under the reverse treasury-stock method; and (iv) convertible notes and debentures, which are included under the if-converted method, if applicable. Due to rounding, quarterly amounts may not sum to full year amounts.

Contingently convertible debt instruments (“CoCos”) are included in diluted earnings per share, if dilutive. For the year ended December 31, 2004, Chiron’s $500.0 million contingently convertible debentures due 2033 (“2033 Debentures”) and Chiron’s $385.0 million contingently convertible debentures due 2034 (“2034 Debentures”) were excluded from the computations of diluted earnings per share as each of these CoCos were not dilutive.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 2—Earnings Per Share (Continued)

The following table sets forth the computation for basic and diluted earnings per share on income from continuing operations for the years ended December 31:

	2004	2003	2002
	(In thousands, except per share data)
Income (Numerator):
Income from continuing operations	$54,063	$220,338	$181,145
Plus: Interest on 1.625% contingently convertible debentures, net of taxes	—	2,638	—
Income from continuing operations, plus impact from assumed conversions	$54,063	$222,976	$181,145
Shares (Denominator):
Weighted-average common shares outstanding	187,545	186,835	188,792
Effect of dilutive securities:
Stock options and equivalents	2,657	4,339	3,357
Put options	—	1	3
1.625% contingently convertible debentures	—	2,740	—
Weighted-average common shares outstanding, plus impact from assumed conversions	190,202	193,915	192,152
Basic earnings per share from continuing operations	$0.29	$1.18	$0.96
Diluted earnings per share from continuing operations	$0.28	$1.15	$0.94

The following table sets forth the computation for basic and diluted earnings per share on net income for the years ended December 31:

	2004	2003	2002
	(In thousands, except per share data)
Income (Numerator):
Net income	$78,917	$227,313	$180,825
Plus: Interest on 1.625% contingently convertible debentures, net of taxes	—	2,638	—
Net income, plus impact from assumed conversions	$78,917	$229,951	$180,825
Shares (Denominator):
Weighted-average common shares outstanding	187,545	186,835	188,792
Effect of dilutive securities:
Stock options and equivalents	2,657	4,339	3,357
Put options	—	1	3
1.625% contingently convertible debentures	—	2,740	—
Weighted-average common shares outstanding, plus impact from assumed conversions	190,202	193,915	192,152
Basic earnings per share	$0.42	$1.22	$0.96
Diluted earnings per share	$0.41	$1.19	$0.94

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 2—Earnings Per Share (Continued)

Stock options to purchase 13.4 million shares, 7.3 million shares and 15.1 million shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2004, 2003 and 2002, respectively. These options were excluded from the respective computations of diluted earnings per share, as their inclusion would be antidilutive.

The dilutive effect of CoCos must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. For the year ended December 31, 2004, 7.3 million shares of common stock issuable upon conversion of the 2033 Debentures were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive.

If the 2034 Debentures are tendered for conversion, the value (“Conversion Value”) of cash and shares of Chiron’s common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures will be determined by multiplying the applicable conversion rate by a weighted average price. Chiron will deliver the Conversion Value to debenture holders as follows: (1) an amount in cash (“Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the debentures to be converted and (b) the aggregate principal amount of the debentures to be converted and (2) if the aggregate Conversion Value of the debentures to be converted is greater that the Principal Return, an amount in shares (“Net Shares”) equal to the aggregate Conversion Value less the Principal Return (“Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by a weighted average price. If dilutive, common shares to be added to the diluted shares outstanding would be determined by the net share settlement of the 2034 Debentures. For the year ended December 31, 2004, the assumed conversion of the 2034 Debentures was not dilutive.

In addition, for the years ended December 31, 2004, 2003 and 2002, 0.6 million shares, 5.2 million shares and 5.2 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive. During 2004, Chiron was required to purchase a significant portion of the LYONs.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 3—Supplemental Cash Flow Information

	2004	2003	2002
	(In thousands)
Interest paid	$18,771	$2,310	$876
Income taxes paid	$51,651	$70,240	$132,124
Investing and financing activities:
Acquisitions:
Cash acquired	$—	$92,178	$18,208
Fair value of all other assets acquired	11,327	1,074,668	53,682
Liabilities assumed	(724)	(141,110)	(4,980)
Reduction of income taxes payable	—	—	1,739
Income taxes payable	—	(17,741)	—
Net deferred tax asset (liability)	1,420	(60,170)	8,425
Carrying value of original investment	—	—	(310)
Cash payable for asset purchase	(780)	—	—
Acquisition costs not yet paid as of December 31, 2004, 2003 and 2002	(22)	(40,930)	(707)
Total cash paid	$11,221	$906,895	$76,057
Capital Lease	$—	$157,500	$—

Note 4—Discontinued Operations

In a strategic effort to focus on its core businesses of blood-testing, vaccines and biopharmaceuticals, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. The “Gain (loss) from discontinued operations, net of taxes” consisted of the following for the years ended December 31:

	2004	2003	2002
	(In thousands)
Reversal of reserves (net charge) for indemnity obligations	$—	$(5,222)	$—
Gain resulting from IRS settlement	12,459	—	—
Employee settlement	—	—	(438)
Reversal of income tax reserves from Bayer settlement	12,395	—	—
Income tax benefit	—	12,197	118
	$24,854	$6,975	$(320)

Chiron and Bayer Corporation, or Bayer, were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, we made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. Chiron released previously established reserves deemed to be excess following this settlement. This settlement resulted in a net gain of $12.4 million in 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 4—Discontinued Operations (Continued)

In 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement we recognized a tax benefit of approximately $12.5 million in 2004.

Chiron reversed approximately $2.3 million related to unutilized reserves for Chiron Diagnostics and Chiron Vision in 2003.

In 2003, Chiron and Bayer Corporation reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron Diagnostics. Under this settlement agreement, Chiron made a payment to Bayer in 2003. Pursuant to this settlement, we recorded a charge, net of adjustment to our previously provided reserve for indemnity obligations of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million in 2003.

In 2002, Chiron recognized a charge of $0.4 million related to a settlement with a former employee arising out of the sale of Chiron Diagnostics.

Chiron recognized an income tax benefit of $12.2 million and $0.1 million in 2003 and 2002, respectively. The tax benefit in 2003 related to the settlement agreement between Bayer, as discussed above and the reversal of valuation allowances against deferred tax assets that were established at the time of the sale of Chiron Diagnostics. The tax benefit in 2002 related to the charge for a settlement with a former employee arising out of the sale, as discussed above.

Basic and diluted earnings per share from discontinued operations were both $0.13 for the year ended December 31, 2004. Basic and diluted earnings per share from discontinued operations were both $0.04 for the year ended December 31, 2003. Discontinued operations had no impact on basic and diluted earnings per share for the year ended December 31, 2002.

Note 5—Acquisitions

Sagres Discovery   On July 2, 2004, Chiron acquired Sagres Discovery (“Sagres”), a privately held company headquartered in Davis, California, which focuses on the discovery and validation of targets with potential application to the development of cancer therapeutics. Chiron acquired Sagres for a preliminary purchase price of $12.0 million.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 5—Acquisitions (Continued)

Sagres is part of Chiron’s biopharmaceuticals segment. Chiron accounted for the acquisition as an asset purchase and included Sagres’ operating results in its consolidated operating results beginning on July 2, 2004. The components of the preliminary purchase price and allocation thereof based on estimated fair values are summarized in the following table (in thousands). The preliminary purchase price reflects acquisition costs, which include contractual severance, direct acquisition costs and facility exit costs. Chiron is in the process of finalizing certain estimates including those for severance and facility exit costs for certain research facilities; thus both the preliminary purchase price and the allocation of the preliminary purchase price are subject to change.

Consideration and acquisition costs:
Cash paid for asset purchase	$10,113
Cash payable for asset purchase	780
Acquisition costs paid as of December 31, 2004	1,108
Acquisition costs not yet paid as of December 31, 2004	22
Total preliminary purchase price	$12,023
Allocation of preliminary purchase price:
Assets acquired	$1,698
Liabilities assumed	(724)
Deferred tax assets	1,420
Purchased in-process research and development	9,629
Total preliminary purchase price	$12,023

Chiron allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. Chiron allocated a portion of the preliminary purchase price to purchased in-process research and development, which it charged to earnings in 2004.

For acquisition costs related to Sagres, Chiron paid $1.1 million as of December 31, 2004. These payments are reflected in the Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the year ended December 31, 2004.

The deferred tax assets primarily related to future utilization of net operating loss carryforwards. Chiron acquired federal and state net operating loss carryforwards of approximately $25.0 million and $20.6 million, respectively and federal and state business credits attributed to Sagres of approximately $1.7 million and $1.3 million, respectively. The available utilization of such net operating loss and business tax credit carryforwards is limited in any one year to approximately $0.2 million per annum over the next twenty years under provisions of the Internal Revenue Code. As such, a significant portion of Sagres’ net operating loss carryforwards is expected to expire unutilized.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 5—Acquisitions (Continued)

PowderJect   On July 8, 2003, Chiron acquired PowderJect, a company based in Oxford, England that develops and commercializes vaccines. Chiron acquired all of the outstanding shares of common stock of PowderJect for 550 pence per ordinary share, which, including estimated acquisition costs, resulted in a total purchase price of approximately $938.6 million. During 2004, the following adjustments were made to the purchase price and allocation of the purchase price:

•       During the second quarter 2004, Chiron completed the planned divestiture of certain research operations in Madison, Wisconsin and Oxford, England and certain vaccines operations in Sweden. The divestiture of these operations included the disposition of net assets of $14.7 million (which included $15.5 million of cash), deferred taxes of $9.4 million, and exit liabilities of $21.6 million. The net impact of the divestiture resulted in an increase to goodwill of $2.5 million in the second quarter 2004. Also, during the second quarter of 2004, Chiron adjusted the previously recorded obligation related to an assumed defined benefit plan, which resulted in an increase to goodwill of $8.1 million.

•       During the third quarter 2004, Chiron revised estimates of exit costs associated with certain contractual obligations under supply and research agreements related to the divested research operations and other direct acquisition costs. Also, during the third quarter 2004, Chiron revised estimates of exit costs associated with the divestiture of certain research operations in Madison, Wisconsin. The net impact of the revision of these estimates resulted in an increase to goodwill of $14.0 million, an increase to acquisition costs of $14.5 million and a decrease to current liabilities assumed of $0.5 million.

•       During the fourth quarter 2004, Chiron revised estimates of certain receivables and insurance liabilities. The net impact of these revisions resulted in a decrease to goodwill of $6.6 million, a decrease to acquisition costs of $2.1 million, an increase to accounts receivable of $1.0 million, a decrease to current liabilities of $2.5 million and a decrease to long-term liabilities of $1.4 million.

As a result of the above adjustments, the purchase price was revised from $947.8 million at December 31, 2003 to $938.6 million at December 31, 2004. Goodwill was revised from $503.0 million at December 31, 2003 to $520.9 million at December 31, 2004.

PowderJect is part of Chiron’s vaccines segment. Chiron accounted for the acquisition as a business combination and included PowderJect’s operating results in its consolidated operating results beginning July 8, 2003.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 5—Acquisitions (Continued)

The components of the purchase price, and the allocation thereof based on estimated fair values are summarized in the following table (in thousands).

Consideration and acquisition costs:
Cash paid for common stock	$831,026
Cash paid for options on common stock	59,153
Acquisition costs paid as of December 31, 2004	24,861
Estimated acquisition costs not yet paid as of December 31, 2004	23,590
Total purchase price	$938,630
Allocation of purchase price:
Cash and cash equivalents	$76,685
Short-term marketable securities	8,840
Accounts receivable, net	40,600
Inventories	64,924
Property, plant and equipment	60,589
Goodwill	520,890
Acquired intangible assets	335,500
Other assets	4,876
Income taxes payable	(17,741)
Current liabilities	(51,260)
Net deferred tax liability	(69,566)
Long-term liabilities	(81,007)
Purchased in-process research and development	45,300
Total purchase price	$938,630

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 5—Acquisitions (Continued)

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

Income taxes payable of $17.7 million relates to current tax liabilities associated with PowderJect at the date of acquisition. The net deferred tax liability of $69.6 million is comprised of current and non-current deferred tax assets of $31.1 million primarily related to net operating losses incurred from April 1, 2003 through the acquisition date, reserves and depreciation timing differences and a non-current deferred tax liability of $100.7 million related to acquired intangibles.

For acquisition costs related to PowderJect, Chiron paid $8.2 million and $16.7 million for 2004 and 2003, respectively. The net assets from the divestiture of certain research operations in Madison, Wisconsin and Oxford, England and certain vaccines operations in Sweden included $15.5 million of cash. For the acquisition of PowderJect, cash paid for common stock and options on common stock was $890.2 million for 2003. These payments are reflected in the Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the years ended December 31, 2004 and 2003, respectively.

Pulmopharm GmbH   On July 1, 2002, Chiron completed the acquisition of Pulmopharm GmbH, a distributor of TOBI® tobramycin products in Germany and Austria by purchasing the remaining 80.1% ownership that Chiron did not previously own. Previously, Chiron owned 19.9% of Pulmopharm and accounted for the investment under the equity method. Chiron’s acquisition of all of the remaining outstanding shares of common stock of Pulmopharm, including estimated acquisition costs, resulted in a total purchase price of approximately $3.7 million, which included $0.2 million for a contingent payment relating to future revenues during the earn-out period. The acquisition resulted in the recognition of $3.8 million of intangible assets relating to the distribution rights, $1.2 million of goodwill, $0.3 million of tangible assets and $1.6 million of deferred tax liabilities on the acquisition date. The amortization period for acquired intangible assets relating to the distribution rights is 3.75 years. In addition, on the acquisition date, the carrying value of the original investment in Pulmopharm, which totaled $0.3 million, was reclassified to goodwill. Chiron accounted for the acquisition as a business combination and included Pulmopharm’s operating results in its consolidated operating results beginning on July 1, 2002. Pulmopharm is part of Chiron’s biopharmaceuticals segment. During 2003, the contingent payment of $0.2 million was reversed and goodwill was adjusted accordingly, as certain revenues were not achieved during the earn-out period.

Matrix Pharmaceutical, Inc.   On February 20, 2002, Chiron acquired Matrix Pharmaceutical, Inc., a company that was developing tezacitabine, a drug to treat cancer. Chiron acquired all of the outstanding shares of common stock of Matrix Pharmaceutical at $2.21 per share, which, including acquisition costs, resulted in a total purchase price of approximately $67.0 million. Matrix Pharmaceutical is part of Chiron’s biopharmaceuticals segment. Tezacitabine expanded Chiron’s portfolio of cancer therapeutics in the

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 5—Acquisitions (Continued)

development stage. Development of tezacitabine was discontinued in the first quarter of 2004 based on the analysis of the data from a Phase II trial in patients with gastroesophageal cancer.

Chiron accounted for the acquisition as an asset purchase and included Matrix Pharmaceutical’s operating results, including the seven business days from February 20 to 28, 2002, in its consolidated operating results beginning on March 1, 2002. The components and allocation of the purchase price, based on their fair values, consisted of the following (in thousands):

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 5—Acquisitions (Continued)

Chiron paid $0.7 million related to severance payments included in acquisition costs for Matrix Pharmaceuticals and Pathogenesis for the year ended December 31, 2003. This payment is reflected in the Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the year ended December 31, 2003.

In March 2002, Chiron paid $6.0 million related to a bank loan assumed during the purchase of Matrix Pharmaceutical. This payment is reflected on the Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the year ended December 31, 2002.

The deferred tax asset primarily related to future utilization of net operating loss carryforwards. Chiron acquired federal and state net operating loss carryforwards and business credits attributed to Matrix Pharmaceutical of approximately $290.6 million and $9.5 million, respectively. The utilization of such net operating loss and business tax credit carryforwards is limited in any one year under provisions of the Internal Revenue Code. As such, a significant portion of Matrix Pharmaceutical’s net operating loss carryforwards is expected to expire unutilized.

Note 6—Restructuring and Reorganization

For the year ended December 31, 2004, Chiron recorded net restructuring and reorganization charges of $2.5 million. The charges, included in “Selling, general and administrative” and “Research and development” in the consolidated statement of operations, consisted of termination and other employee-related costs recognized in connection with the reorganization of our Seattle facility and the closure of our Basel, Switzerland research facilities and Amsterdam manufacturing facilities. Termination notices have been provided for all the facilities. Of the 27 positions for elimination at the Seattle and Basel, Switzerland facilities, 27 were terminated at December 31, 2004. Of the 15 positions for elimination at the Amsterdam facility, 7 were terminated as of December 31, 2004.

As of December 31, 2004, $1.1 million was included in “Other current liabilities” in the Consolidated Balance Sheet. As of December 31, 2003, $0.6 million was included in “Other current liabilities” in the Consolidated Balance Sheet.

Note 7—Roche Settlement

In October 2000, Chiron entered into three license agreements with F. Hoffman-La Roche Limited  (“Roche”) and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for use of Chiron’s hepatitis C virus and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostics products. The third agreement relates to blood screening, which was superseded in May 2001 by two new agreements, one for hepatitis C virus and one for HIV.

An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. The issuance of the patent triggered a milestone payment to Chiron of $10.0 million from Roche, which was received in April 2003. As permitted under the terms of its licensing agreement, Roche decided to institute arbitration proceedings in regard to the application of the U.S. patent. Chiron had deferred recognition of the

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 7—Roche Settlement (Continued)

$10.0 million milestone payment, interest, royalties received and royalties accrued under the patent until the resolution of this dispute. On September 10, 2004, Chiron reached a settlement agreement with Roche. Under the terms of the settlement agreement, the milestone payment along with any royalties received prior to March 31, 2004 became non-refundable. Accordingly in 2004, Chiron has recognized $10.0 million in license fees and $21.8 million in royalties up until June 30, 2004, which had previously been deferred, of which $16.3 million has been recognized as revenue in Chiron’s other segment and $5.5 million has been recognized as revenue in Chiron’s blood testing segment. Chiron also recognized $0.8 million in interest on the license fee. Also under the settlement agreement, in the first quarter of 2005, Chiron is entitled to receive a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0 million. The refund available decreases in increments over the quarters of 2005 and 2006. As such, Chiron expects to recognize $64.0 million of the payment as revenue over 2005 and 2006. The remaining $14.0 million is nonrefundable and was recognized as revenue for the three months ended September 30, 2004, of which $9.3 million has been recognized as revenue in Chiron’s other segment and $4.7 million has been recognized as revenue in Chiron’s blood testing segment. Revenues earned from diagnostic products are included in Chiron’s other segment and revenues earned from blood screening are included in Chiron’s blood-testing segment.

The impact on revenues in 2004 from these items from the September 10, 2004 settlement with Roche is summarized below (in thousands).

	Other Segment	Blood-testing Segment	Total
Deferred revenues recognized	$16,313	$5,453	$21,766
Deferred license fee recognized	10,000	—	10,000
Non-refundable portion of Roche settlement	9,333	4,667	14,000
Total royalty and license fee revenue	$35,646	$10,120	$45,766

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 8—Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$333,085	$117,048	$216,037	$332,543	$95,836	$236,707
Patents	$132,385	$71,616	$60,769	$119,675	$61,747	$57,928
Trademarks	65,609	25,450	40,159	61,082	20,507	40,575
Licenses and technology rights	47,745	34,079	13,666	49,087	27,818	21,269
Developed product technologies	374,025	77,253	296,772	347,233	23,093	324,140
Customer relationships	31,234	12,421	18,813	28,824	9,952	18,872
Know how(1)	14,185	7,548	6,637	13,090	6,023	7,067
Databases	7,100	2,012	5,088	7,100	1,538	5,562
Other(2)	34,893	19,090	15,803	26,328	14,852	11,476
Total other intangible assets	$707,176	$249,469	$457,707	$652,419	$165,530	$486,889
Total intangible assets subject to amortization	$1,040,261	$366,517	$673,744	$984,962	$261,366	$723,596

(1)          Upon acquisition of a 100% interest in Chiron Behring by the second quarter 1998, Chiron acquired a portfolio of products that were created by Behring and are currently being sold internationally. These products embody Chiron Behring’s proprietary “know-how” consisting of unpatented technology and trade secrets. Since the unpatented technology and trade secrets meet the separability criterion, Chiron has recognized them collectively as a separate intangible asset apart from goodwill in accordance with SFAS No. 141, Business Combinations.

(2)          Bond issuance costs with a gross carrying value of $29.4 million and accumulated amortization of $13.8 million were included in “Other” at December 31, 2004. Bond issuance costs with a gross carrying value of $20.9 million and accumulated amortization of $9.4 million were included in “Other” at December 31, 2003.

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2004 (reported)	$98,180
For the year ended December 31, 2005 (estimated)	$103,378
For the year ended December 31, 2006 (estimated)	$108,086
For the year ended December 31, 2007 (estimated)	$105,822
For the year ended December 31, 2008 (estimated)	$79,798
For the year ended December 31, 2009 (estimated)	$54,714

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 8—Intangible Assets (Continued)

The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Balance as of December 31, 2002	$199,225	$40,521	$239,746
PowderJect Goodwill acquired (Note 5)	—	502,961	502,961
Reversal of contingent payment (Note 5)	(200)	—	(200)
Effect of exchange rate changes	—	56,613	56,613
Realization of tax benefits(3)	(11,533)	—	(11,533)
Balance as of December 31, 2003	187,492	600,095	787,587
PowderJect Adjustment (Note 5)	—	17,929	17,929
Effect of exchange rate changes	—	51,184	51,184
Realization of tax benefits(3)	4,694	—	4,694
Balance as of December 31, 2004	$192,186	$669,208	$861,394

(3)          SFAS No. 109, Accounting for Income Taxes, requires that the realization of acquired tax benefits subject to valuation allowance be applied to goodwill.

Chiron performed its annual impairment test for goodwill in the third quarter 2004, as of July 1, 2004. Subsequent to the third quarter 2004, given the developments with respect to FLUVIRIN vaccine discussed in “Note 14—Commitments and Contingencies,” Chiron considered the impact of the FLUVIRIN vaccine developments on goodwill. Chiron performed an interim impairment test for vaccines goodwill as of December 31, 2004 given those developments. Based on either the annual or interim analysis, Chiron has no indication of an impairment loss. Chiron will continue to monitor goodwill for any impairment associated with future developments related to the FLUVIRIN vaccine matters.

Note 9—Research and Development Arrangements

Chiron participates in a number of research and development arrangements with other pharmaceutical and biotechnology companies to research, develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. At December 31, 2004, aggregate noncancelable funding commitments for 2005 under collaborative arrangements are $37.2 million. There are no noncancelable funding commitments under collaborative arrangements thereafter. Chiron may also be required to make payments to certain collaborative partners upon the achievement of specified milestones. At December 31, 2004, aggregate milestone payments that may become due under these noncancelable collaborative arrangements totaled $5.4 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings. From the inception of these contracts up until December 31, 2004, total costs incurred under these collaborative arrangements totaled $25.3 million.

In addition to these collaboration arrangements, Chiron has entered into contracts where Chiron is responsible for all the costs related to research and development activities. At December 31, 2004,

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 9—Research and Development Arrangements (Continued)

aggregate annual noncancelable commitments under these contracts are as follows: 2005—$3.7 million and 2006—$3.1 million. At December 31, 2004 aggregate milestone payments that may become due under these noncancelable arrangements totaled $22.1 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings. From inception of these contracts up until December 31, 2004, total costs incurred under these contracts totaled $23.9 million.

In March 2004, Chiron entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with Chiron’s share being 70% and XOMA’s share being 30%. Chiron agreed to make an initial payment of $10.0 million, which has been paid as of December 31, 2004, and to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund 75% of XOMA’s share of development expenses.

In October 2003, Chiron entered into a license agreement with Cubist Pharmaceuticals, Inc. for the development and commercialization of Cubist’s antibiotic daptomycin for injection in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In exchange for these development and commercialization rights, Chiron agreed to pay Cubist up to $50.0 million. This $50.0 million includes $18.0 million, which was paid by Chiron in the fourth quarter 2003, $10.0 million of which was used to purchase restricted Cubist common stock at a 50 percent premium over market price, and up to $32.0 million of additional payments to Cubist upon the achievement of certain regulatory and sales milestones. Chiron will also pay Cubist a tiered royalty on daptomycin for injection made by Chiron. Chiron recorded $10.6 million of the up front payment related to the purchase of in-process research and development with no alternate future use as research and development expenses in 2003 and $6.7 million and $0.7 million of the up front payment as an equity investment and prepaid research and development, respectively, in the Consolidated Balance Sheet at December 31, 2003. The equity investment was recorded at fair value. This agreement is cancelable by Chiron at any time with twelve months written notice. As of December 31, 2004, Chiron has not paid any amount in regard to milestones or royalties. In 2004, Chiron adjusted the previously recorded equity investment for an “other than temporary” write-down of $1.4 million. As a result of the write-down, the equity investment was recorded at $5.3 million as of December 31, 2004.

In June 2000, Chiron invested in a Singapore-based venture, S*BIO Pte Ltd, to research and develop therapeutic, diagnostic, vaccine and antibody products. Chiron also granted S*BIO certain rights to its gene expression and combinatorial chemistry technology. Under this arrangement, Chiron received approximately $23.7 million over three years for technology transfer and research services. Chiron recognized collaborative agreement revenues of $8.8 million in 2002 under this arrangement. Since inception, Chiron has invested $8.0 million for a 19.9% ownership interest, which was written off entirely

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 9—Research and Development Arrangements (Continued)

due to the early stage of S*BIO’s research and development activities. Chiron accounts for the investment on the cost method. The technology transfer period ended in the third quarter 2002.

On November 1, 1999, Chiron entered into a patent and license agreement with Scios, Inc. Under this agreement, Chiron advanced $7.5 million in return for a promissory note, which was recorded as “Non-current notes receivable” in the Consolidated Balance Sheets at both December 31, 2004 and 2003. The note, which bears interest at the prime rate (5.25% at December 31, 2004 and 4.0% at December 31, 2003), is due with accrued interest on December 31, 2006 and will be forgiven (principal and accrued interest) if the U.S. Food and Drug Administration approves any product covered by the patent and license agreement for marketing in the U.S. prior to December 31, 2006. Chiron may pay additional milestone payments if certain development objectives are met. In addition, Chiron may pay royalties of 4% on future net product sales of the product under the patent and license agreement.

On December 28, 2000, Chiron received a $3.5 million promissory note in consideration for a payment under a biopharmaceutical license agreement with SkyePharma plc. The note bore interest at the London interbank offered rate plus 3.0% (4.4% at December 31, 2002). The interest was due quarterly, and the principal was payable in three equal installments. The first payment of $1.2 million was received in 2001 and the final two payments were received in 2002. In November 2002, Chiron signed an agreement with SkyePharma to terminate their collaboration and manufacturing agreements. As a result of the termination, Chiron granted back to SkyPharma plc the rights licensed by Chiron under the collaboration agreement for $3.0 million. Chiron included this amount as a component of “Other revenues” in the Consolidated Statements of Operations in 2002. Chiron recorded a $1.0 million promissory note in connection with this transaction which was presented in “Current portion of notes receivable” at December 31, 2003 in the Consolidated Balance Sheet and was paid in 2004.

Occasionally, Chiron invests in equity securities of its corporate partners. The price of these securities is subject to significant volatility. Chiron performs periodic reviews for temporary or other-than-temporary impairment of its securities and records adjustments to the carrying values of those securities accordingly. In 2004, Chiron recognized losses attributable to the other-than-temporary impairment of certain of these equity securities of $1.4 million, as discussed above. There was no such loss in 2003. In 2002, Chiron recognized losses attributable to the other-than-temporary impairment of certain of these equity securities of $7.5 million.

Note 10—Related Party Transactions

Relationship with Novartis AG

Chiron has an alliance with Novartis, a global life sciences company headquartered in Basel, Switzerland. Through a series of transactions that became effective in January 1995, Novartis acquired shares of Chiron’s common stock, which, when combined with shares already held by Novartis, represented 49.9% of the then-outstanding common stock of Chiron. Chiron, in turn, acquired from Novartis all of the capital stock of Chiron Diagnostics Corporation (formerly Ciba Corning Diagnostics Corp.) and Chiron

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 10—Related Party Transactions (Continued)

Vaccines Company and Chiron S.p.A. (formerly The Biocine Company and Biocine S.p.A.). As a result of dilution stemming primarily from the issuance of common stock under Chiron’s employee stock option and stock purchase plans, and in connection with certain acquisitions, as of December 31, 2004, Novartis held approximately 42.4% of Chiron’s outstanding common stock.

Chiron’s relationship with Novartis includes a series of arrangements which affect Chiron’s corporate governance, investment policies, research, development, manufacturing and marketing. Chiron and Novartis continue to work together on an arm’s-length basis while remaining independent to pursue their respective corporate strategies. In connection with those transactions, Chiron and Novartis entered into certain agreements which are described below.

The Governance Agreement

Standstill.   Under the Governance Agreement, Novartis has agreed not to increase its ownership interest in Chiron above 55% unless:

(i)            a majority of the independent directors, as defined in the Governance Agreement, of Chiron’s Board approve acquisition of additional equity securities, in which case Novartis may increase its ownership interest up to 79.9%;

(ii)        the increase in Novartis’ ownership interest is the result of an action by Chiron (such as the re-purchase of outstanding common stock or the sale of common stock to Novartis or its affiliates); or

(iii)    the acquisition is part of a “buy-out transaction”, in which Novartis acquires all of Chiron’s outstanding capital stock in accordance with certain procedures described in the Governance Agreement.

Pursuant to the Governance Agreement, Novartis has the right, but not the obligation, to propose a buy-out transaction. Except as provided below, neither Novartis nor Chiron have any “put” or “call” options that would obligate either party to enter into a buy-out transaction. If Novartis proposes a buy-out transaction, it must offer to buy all of Chiron’s outstanding equity securities at a price based upon a “third party sale value” (i.e., the value that an unaffiliated third party would be expected to pay to purchase all of Chiron’s equity securities in an arm’s-length transaction negotiated by a willing seller and a willing buyer).

If Novartis proposes a buy-out transaction, the independent directors, acting solely on behalf of Chiron’s stockholders other than Novartis, would consider the proposal, and with approval of a majority of independent directors, may accept it subject to stockholder approval. If the independent directors do not accept the proposal, Novartis may request binding arbitration to determine the third party sale value. The independent directors may delay the arbitration for a period of up to one year under certain circumstances. Upon determination of the third party sale value by arbitration, Novartis may either proceed with the proposed buy-out transaction at the third party sale value determined by arbitration or withdraw its proposed buy-out transaction in accordance with terms set forth in the Governance Agreement. If Novartis withdraws its proposed buy-out transaction following the determination of third party sale value by arbitration, Novartis cannot withdraw any subsequent proposal that results in a second arbitration to determine the third party sale value of Chiron.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 10—Related Party Transactions (Continued)

Proxy Solicitations and Voting Trusts.   The Governance Agreement further provides that unless and until Novartis and its affiliates own all of Chiron’s capital stock, they will not solicit proxies or initiate or encourage shareholders to initiate proposals, nor will they encourage any persons with respect to the voting of equity securities of Chiron or enter into any voting trust or similar arrangement to vote any of Chiron’s equity securities.

Anti-dilution Provisions.   Under the Governance Agreement, if Chiron’s Board of Directors authorizes the issuance of any equity securities and convertible debt, Novartis, with certain exceptions, has the right to purchase a portion of the securities sufficient to preserve its ownership interest in Chiron. If Novartis elects to do so, Novartis must purchase the securities at the same time and on the same terms and conditions as the new securities are issued and sold to third parties. If the securities are issued for consideration other than cash, Novartis is required to pay the fair market value of the securities (as determined in accordance with the Governance Agreement).

Certain Corporate Transactions.   The Governance Agreement provides that as long as Novartis owns at least 40% of Chiron’s outstanding voting stock, Chiron may not engage in certain corporate transactions without Novartis’ approval. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron’s Restated Certificate of Incorporation or Bylaws, and other transactions that might adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the directors of Chiron’s Board who have been designated by Novartis must approve certain other corporate transactions as described in the Governance Agreement.

Transactions Between Chiron and Novartis.   In addition, under the Governance Agreement, a majority of the independent directors or holders of a majority of Chiron’s voting stock which is held by unaffiliated stockholders, must approve any contract, agreement or transaction with Novartis in which the amount involved exceeds $60,000.

Nomination of Directors and Voting of Shares.   Under the Governance Agreement, the Nominating and Corporate Governance Committee of Chiron’s Board is responsible, among other things, for recommending the nomination of directors. The Nominating and Corporate Governance Committee must nominate three “management directors” who are employees of Chiron or any other director designated as such by the committee and three directors who have been designated for nomination by Novartis (known as “investor directors” pursuant to the Governance Agreement). The remaining directors are to be individuals who have not been an officer or employee of Chiron, any affiliate or associate of Chiron, or of an entity that derived five percent or more of its revenues or earnings in its most recent fiscal year from transactions involving Chiron, any affiliate or associate of Chiron, or who have not been affiliated, compensated by or consulted for or contracted with Chiron, Novartis or any of their respective affiliates (known as “independent directors” pursuant to the Governance Agreement). The number of directors whom Novartis may designate declines if Novartis’ ownership interest in Chiron declines to less than 30%. The Bylaws currently fix the number of directors at ten.

The Governance Agreement further provides that as long as Novartis continues to own at least 40% of Chiron’s outstanding capital stock, the Nominating and Corporate Governance Committee will be comprised of three independent directors and two investor directors; and if Novartis’ percentage interest

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 10—Related Party Transactions (Continued)

of Chiron’s outstanding capital stock is less than 40%, the committee will be comprised of three independent directors and one investor director. A majority of the independent directors designate the independent directors who serve on the Nominating and Corporate Governance Committee, and a majority of the investor directors designate the investor directors who serve on the committee. A quorum of the Nominating and Corporate Governance Committee required for any action requires the attendance of at least two independent directors and both investor director members. The Nominating and Corporate Governance Committee acts by majority vote of the entire committee; provided, however, that as long as Novartis’ percentage interest is at least 40%, no action to nominate a director may be taken by the committee that is opposed by both of the investor directors. Beginning in the year 2006, as long as Novartis owns at least 49% of Chiron’s outstanding capital stock, the investor directors of the committee will have the deciding vote with respect to nomination of any directors, meaning the vote of the two investor directors will control over the vote of the independent directors.

Measurement Standards.   The Governance Agreement further provides that the Board will set and approve Measurement Standards to evaluate Chiron’s performance for each fiscal year. If the applicable Measurement Standards are not met for any fiscal year, the Governance Agreement provides that a committee comprised of the three investor directors, three independent directors and one management director, called the Strategic Planning Committee, will be created. The purpose of the committee will be to prepare and recommend to the Board a remedial plan intended to restore Chiron to compliance with the Measurement Standards. In addition, until the Measurement Standards are met for a subsequent full fiscal year, a majority of the Board, which majority must include a majority of all the investor directors and a majority of all the independent directors, is required to approve any such remedial plan and the Chiron operating plan and budget, and to set executive officer compensation. If Chiron does not meet the Measurement Standards for two consecutive fiscal years, (i) the Strategic Planning Committee is empowered by the Board (until the applicable Measurement Standards are met for a full fiscal year) to set the compensation and terminate the employment of Chiron’s executive officers and (ii) a majority of the Board, which majority must include a majority of all the investor directors and a majority of all the independent directors, is required to approve certain additional matters, including the hiring of new executive officers, the issuance of new equity securities, the incurrence of indebtedness other than in the ordinary course and the initiation of material acquisitions. Until 2004, Chiron had met the applicable Measurement Standards each year since 1995. Chiron did not meet the 2004 Measurement Standards as a result of the suspension in 2004 of Chiron’s license to manufacture FLUVIRIN vaccine and Chiron’s failure to release any FLUVIRIN vaccine for the 2004-2005 influenza season. While the Board has taken steps consistent with the role of the Strategic Planning Committee, directing the preparation of and approving a remedial plan to bring Chiron back to compliance with applicable Measurement Standards, the Board has not established a Strategic Planning Committee at this time.

The Investment Agreement

Bank Debt Guarantee.   Under the terms of the Investment Agreement, Novartis agreed to guarantee certain Chiron obligations under revolving credit facilities through January 1, 2008, the date on which the guarantee will expire. The principal amount of indebtedness under the guaranteed credit facilities outstanding at any one time may not exceed a specified cap. That cap is $402.5 million. The cap may be

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 10—Related Party Transactions (Continued)

increased or decreased in certain circumstances that are described in the Investment Agreement, as amended. In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million, for a maximum borrowing amount under the cap of $702.5 million. In exchange for this increase, the amount of Chiron’s common stock required to be purchased by a Novartis affiliate, at Chiron’s request, as described below under “Subscription Agreement”, would be reduced by an equal amount. Chiron also agreed to enter into a separate agreement with Novartis for each obligation guaranteed by Novartis under which Chiron agrees to reimburse Novartis for any payments made or out-of-pocket expenses incurred by Novartis in connection with the guarantee (each, a “Reimbursement Agreement”). Chiron’s obligations under the Reimbursement Agreements are, at the request of Novartis, to be fully collateralized by collateral (which means guaranteed by assets pledged by Chiron) acceptable to Novartis. In 2004 Novartis guaranteed $100.0 million under a U.S. credit facility for Chiron’s benefit for which there were no borrowings outstanding at December 31, 2004 (see Note 13) and $173.3 million of Chiron’s lease commitments (See Note 14). The remaining maximum borrowing amount under the cap was $429.2 million at December 31, 2004.

Also under the terms of the Investment Agreement, Chiron granted to individuals who on November 20, 1994 held options under Chiron’s stock option plan the right to receive cash payments from Novartis upon surrender for cancellation of such options. The right to receive the payment vests as the underlying options vest. Once vested, the right is exercisable at any time the option is outstanding. For options that vested after 1995, the optionee must surrender the underlying options to receive the payment. In 2004, 2003 and 2002, Novartis made no payments to eligible option holders in connection with the surrender for cancellation of such options.

The Limited Liability Company Agreement (also known as the “R &D Funding Agreement”).   The Investment Agreement also provided that Novartis would make certain research funding available to Chiron. Novartis’ commitment was memorialized in the Limited Liability Company Agreement entered into between Chiron and Novartis Corporation, a U.S. subsidiary of Novartis AG, in December 1995, or the “R &D Funding Agreement”. The R&D Funding Agreement provided that Novartis would purchase interests in a limited liability company as a means of providing this funding. In December 2000, this agreement was amended to provide that, through December 31, 2001, at Chiron’s request, Novartis would fund up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. The amount of funding that Novartis was obligated to provide was subject to an aggregate limit of $265.0 million. Novartis funded $265.0 million over the term of this agreement. Although Novartis’ agreement to purchase interests expired on December 31, 2001, there are certain royalty and co-promotion rights that remain.

Under the R&D Funding Agreement, Novartis funded certain research and development projects (known as the “Funded Projects”). The Funded Projects included certain adult and pediatric vaccines, Insulin-Like Growth Factor-1, Factor VIII gene therapy (“Factor VIII”) and Herpes Simplex Virus-thymidine kinase (“HSV-tk”). In exchange for providing the funding, Novartis has certain rights, as described below, in certain adult and pediatric vaccines, Insulin-Like Growth Factor-1, Factor VIII and HSV-tk known as the “Products”.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 10—Related Party Transactions (Continued)

In consideration of the funding provided by Novartis under the R&D Funding Agreement, Novartis Corporation receives royalties on worldwide sales from the Products, if any, which Chiron successfully develops. Novartis also has co-promotional rights, in countries other than in North America and Europe, for certain adult vaccines. Under the R&D Funding Agreement, Chiron is obligated to pay royalties on the designated Products for a minimum of ten years from the later of October 1, 2001 or the date of the first commercial sale of individual Products covered by the amended R&D Funding Agreement. For the years ended December 31, 2004, 2003 and 2002, Chiron recorded royalties to Novartis of $0.6 million, $2.4 million and $2.3 million, respectively, which we recorded in “Cost of sales” in the Consolidated Statement of Operations.

The Cooperation and Collaboration Agreement.   Chiron also agreed to work with Novartis to collaborate in research and development, marketing and manufacturing, and to give each party access to the other party’s technology and reciprocal “most-favored nation” rights for certain licenses. The agreement provides a means by which Chiron or Novartis may specifically propose to collaborate with the other party in an area of research and development, yet retain a 90-day right of first negotiation with respect to that area. Neither Chiron nor Novartis has the right to enter into any material research and development collaboration related to Chiron’s strategic mission with any third party if it is anticipated that the third party’s only contribution to the collaboration will be funding, unless Chiron or Novartis has first offered to the other party an opportunity to collaborate on the same terms as offered by that third party. The restrictions do not apply to collaborations that are not funded commercially, such as grants, or financing arrangements with third parties where the third party receives a return on the financed amount. Also, under the Cooperation and Collaboration Agreement, Novartis and Chiron have: (i) a reciprocal right of first refusal to market certain products developed by the other party or which the other party has the right to market, and (ii) a reciprocal right of first negotiation to manufacture certain products developed by the other party or which the other party has the right to manufacture.

Market Price Option Agreement.   Under this agreement, Chiron granted to an affiliate of Novartis an option to purchase newly issued shares of equity securities directly from Chiron at fair market value. Under the terms of this agreement, known as the Market Price Option Agreement, Novartis has the right to purchase from Chiron shares of newly issued common stock, but not to exceed at any time an amount, which when added to other shares held directly or indirectly by Novartis, would increase Novartis’ aggregate ownership above 55% of Chiron’s then outstanding common stock. Novartis may exercise this option at any time. Novartis also may exercise the option repeatedly, with a minimum purchase equal to $1.0 million each time. Novartis may not exercise the option if it owns shares representing less than 30% of the aggregate number of votes entitled to be voted at an election of directors of Chiron. In addition, one of the following “exercise conditions” must be satisfied: (i) Novartis is restricted by law from purchasing equity securities from any person other than Chiron (including any restriction resulting from Novartis’ possession of non-public material information concerning Chiron); (ii) there is insufficient liquidity in the open market to permit Novartis to purchase the number of shares it desires, either within the time period it desires or without unduly affecting the price of the shares; or (iii) Novartis’ ownership interest in Chiron at that time is below 50% and it wishes (and is permitted under then applicable standstill provisions of the Governance Agreement) to increase its ownership interest to above 50% (although if this is the only

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 10—Related Party Transactions (Continued)

exercise condition that is satisfied, Novartis is not permitted to purchase shares that would increase its ownership interest above 51%).

Subscription Agreement.   Under a Subscription Agreement with Novartis, Chiron has the right to require Novartis to purchase common stock directly from Chiron at fair market value, up to a maximum subscription amount. Currently, the maximum subscription amount is $500.0 million. The subscription amount will be reduced in certain circumstances, as described in the Subscription Agreement, and is also subject to reduction by the amount of any increase if the amount Novartis is required to guarantee under the Investment Agreement is increased above $402.5 million. In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million, as discussed under “Bank Debt Guarantee” above. As a result, if the bank debt guarantee is increased by $300.0 million, the maximum subscription amount would be decreased to $200.0 million. Novartis’ obligation to purchase the shares is subject to the satisfaction of certain closing conditions described in the Subscription Agreement. The Subscription Agreement expires in January 2006. Novartis has not purchased any securities from Chiron pursuant to the Market Price Option Agreement or the Subscription Agreement (including the 2.75% Convertible Debentures issued in June 2004, the 1.625% Convertible Debentures issued in July 2003 and the Liquid Yield Option Notes issued in June 2001).

The April 2003 Agreement

In April 2003, Chiron acquired exclusive worldwide development and commercial rights from Novartis for PULMINQ ™ inhalation solution, a therapy under evaluation for treatment of rejection and reduction of mortality in lung transplant recipients for $0.5 million, which was expensed as research and development costs in 2003. In 2004, Chiron submitted a new drug application to the FDA for marketing approval of PULMINIQ.

SynCo B.V. Agreements

In December 1999, Chiron sold its Amsterdam manufacturing facility and related machinery and equipment assets to SynCo B.V., a company owned by a director of Chiron, for $15.0 million in cash. The sale of the Amsterdam manufacturing facility resulted in a gain of $1.2 million, of which $0.3 million was deferred as a result of the leaseback described below. Chiron amortized the unearned revenue as a reduction to rent expense over the lease term.

Chiron leased back office and warehouse space in the Amsterdam facility for some operational and administrative activities. The lease was a noncancelable-operating lease, which expired at December 31, 2004 and has not been extended. Annual rent and utilities was 1.1 million Euro ($1.4 million), 1.2 million Euro ($1.3 million), and 1.4 million Euro ($1.3 million) for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 1999, Chiron exercised its option to lease certain equipment under the same terms as the office and warehouse lease. For the years ended December 31, 2003 and 2002, Chiron incurred expenses of 0.04 million Euro ($0.04 million) and 0.03 million Euro ($0.03 million), respectively. Also, at the option of SynCo, Chiron may provide various administrative services to SynCo. As of

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 10—Related Party Transactions (Continued)

December 31, 2004, no such administrative services were being provided. At the option of Chiron, SynCo may provide various manufacturing and quality control services to Chiron. In July 2001, Chiron and SynCo entered into another agreement, to include the manufacture of certain vaccine products through January 1, 2004 upon Chiron’s request. For the years ended December 31, 2003 and 2002, Chiron incurred expenses of approximately $2.5 million and $0.9 million, respectively, which were included in “Cost of Sales” in the Consolidated Statements of Operations, related to such manufacture of certain vaccine products.

Effective June 2003, Chiron and SynCo B.V. executed a seven and a half-year contract manufacturing agreement. Under this agreement, SynCo agreed to provide services related to the production of certain of Chiron’s vaccine products for the European and U.S. markets commencing in 2004. Chiron has a firm binding order for products to be delivered by SynCo in 2005 and 2006 under this agreement. Chiron’s minimum purchase obligation under this agreement, which depends on the quantities purchased by Chiron in years 2007 through 2010, inflation and movement in the Euro to U.S. Dollar exchange rate, is expected to be approximately $33.7 million over the remaining term of the agreement. For the year ended December 31, 2004, Chiron incurred expenses of approximately $1.3 million, which was included in “Cost of Sales” in the Consolidated Statements of Operations, related to such manufacture of certain vaccine products.

Simultaneously in June 2003, Chiron and SynCo B.V. executed an FDA compliance agreement. Under this agreement, Chiron will fund certain costs required to bring SynCo’s Amsterdam manufacturing facility into compliance to support approval by the U.S. Food and Drug Administration to manufacture certain vaccine products for the U.S. market. Chiron’s funding commitment under this agreement is expected to be approximately $10.9 million through the first quarter 2005, of which Chiron had paid 4.7 million Euro ($5.5 million) for the year ended December 31, 2003 and 2.5 million Euro ($3.3 million) for the year ended December 31, 2004, respectively, which are recorded in “Research and development” in the Consolidated Statements of Operations.

ZymeQuest Agreements

In December 2003, Chiron entered into an agreement with ZymeQuest, Inc. to develop and commercialize ZymeQuest’s enzymatic conversion system, which converts groups A, B and AB red blood cells to enzyme-converted group O red blood cells. In addition, Chiron paid $7.5 million for an equity investment in ZymeQuest and acquired 13.92% of ZymeQuest’s outstanding shares. The excess over Chiron’s share of ZymeQuest’s net tangible assets was $6.5 million, which was recorded as “Research and development” in the Consolidated Statements of Operations for the year ended December 31, 2003. At December 31, 2004 and 2003, our equity investment in ZymeQuest was $0.5 million and $1.0 million, respectively and is included in “Equity method investments,” in the Consolidated Balance Sheets. Chiron has development funding commitments with ZymeQuest of $10.0 million, which has been included under noncancelable funding commitments under collaborative agreements in “Note 9—Research and Development Arrangements.”

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 11—Joint Business Arrangement

“Revenues from joint business arrangement” represents Chiron’s one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho Clinical Diagnostics. The arrangement was established in 1989, based largely on the screening, using immunodiagnostic technology, of blood in blood banks and other similar settings for the presence of HIV and hepatitis viruses. Through this arrangement, Ortho-Clinical Diagnostics sells a full line of tests required to screen for hepatitis viruses and retroviruses and provides supplemental tests and microplate-based instrument systems to automate test performance and data collection. In addition, Chiron and Ortho-Clinical Diagnostics jointly hold the immunodiagnostic rights to Chiron’s hepatitis and retrovirus technology and receive royalties from the sales of hepatitis C virus and HIV tests by licensees.

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

Chiron records its share of earnings from the joint business contractual arrangement on a one-month lag using estimates provided by Ortho-Clinical Diagnostics. Profit sharing distributions are payable to Chiron within 90 days after the end of each quarter. At December 31, 2004 and 2003, $41.3 million and $34.5 million, respectively, were due from Ortho Clinical Diagnostics for profit sharing and reimbursement of costs. In 2004, 2003 and 2002, Chiron’s 50% share of the earnings from the joint business contractual arrangement, which was recorded in “Revenues from joint business arrangement,” was $118.2 million, $108.3 million and $104.6 million, respectively. Revenues recognized under the cost reimbursement portion of the arrangement in 2004, 2003 and 2002 were $27.8 million, $28.4 million and $22.7 million, respectively, for product sales and $8.0 million, $9.0 million and $9.4 million, respectively, for collaborative research. The cost of sales associated with the product sales recognized related to this arrangement in 2004, 2003 and 2002 were $28.5 million, $29.0 million and $22.7 million, respectively. Research and development costs incurred for collaborative research related to this arrangement in 2004, 2003 and 2002 were $8.3 million, $10.0 million and $10.7 million, respectively.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 12—Fair Value of Financial Instruments

Marketable Securities

Available-for-sale securities consisted of the following at December 31:

	2004				2003
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)				(In thousands)
U.S. Government	$163,855	$—	$(634)	$163,221	$147,477	$269	$(2)	$147,744
State Debt	125,848	22	(277)	125,593	—	—	—	—
Corporate Debt	486,806	144	(1,263)	485,687	575,913	615	(345)	576,183
Other	29,032	—	—	29,032	10,577	—	—	10,577
	805,541	166	(2,174)	803,533	733,967	884	(347)	734,504
Equity	25,879	45,743	(100)	71,522	29,568	66,908	(202)	96,274
	$831,420	$45,909	$(2,274)	$875,055	$763,535	$67,792	$(549)	$830,778

Related to equity securities, Chiron selectively enters into forward sales contracts, which are designated as fair value hedges. At the inception of the hedge, the difference between the cost and the fair value of the equity security remains in comprehensive income. Unrealized gains recorded in other comprehensive income relating to equity securities prior to purchase of equity forward contracts were $30.6 million and $51.6 million at December 31, 2004 and 2003, respectively. For hedged securities, subsequent offsetting changes in the fair value of the forward sales contract and the underlying equity security are recognized in earnings.

Available-for-sale securities were classified in the Consolidated Balance Sheets as follows at December 31:

	2004	2003
	(In thousands)
Short-term investments in marketable debt securities	$394,112	$174,212
Non-current investments in marketable debt securities	409,421	560,292
Investments in marketable equity securities, included in “Investments in equity securities and affiliated companies”	71,522	96,274
	$875,055	$830,778

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 12—Fair Value of Financial Instruments (Continued)

The cost and estimated fair value of available-for-sale debt securities by contractual maturity consisted of the following at December 31, 2004:

	Adjusted Cost	Fair Value
	(In thousands)
Due in one year or less	$395,320	$394,112
Due in one to five years	407,021	406,221
Due after ten years	3,200	3,200
	$805,541	$803,533

Chiron had no trading securities at December 31, 2004 and 2003.

Other Financial Instruments

The carrying amounts and fair values of other financial instruments, were as follows at December 31:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Notes receivable	7,500	8,966	8,979	11,486
Employee loans receivable	1,037	1,371	2,314	2,529
Non-current interest receivables	3,857	3,857	—	—
Deposits	2,487	2,206	1,744	1,620
Interest receivable on equity forward sales contracts	1,288	1,288	2,808	2,808
Non-current payable	318	318	554	554
Liquid Yield Option Notes	47,336	46,980	422,746	435,465
1.625% Convertible Debenture Notes	500,000	467,500	500,000	555,060
2.75% Convertible Debenture Notes	385,000	375,568	—	—
Other notes payable (see Note 13)	4,316	4,316	3,963	3,963
Derivative financial instruments:
Equity forward sales contracts (asset)	4,969	4,969	10,637	10,637
Foreign currency forward contracts (asset)	—	—	6,144	6,144
Foreign currency option contracts (asset)	—	—	73	73
	4,969	4,969	16,854	16,854
Foreign currency forward contracts (liability)	10,395	10,395	60	60
Equity forward sales contracts (non-current liability)	156	156	—	—

The fair value estimates provided above were based on information available at December 31, 2004 and 2003. Judgment was required in interpreting market data to develop the estimates of fair value. As such, these estimated fair values are not necessarily indicative of the amounts that Chiron could realize in a current market exchange.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 12—Fair Value of Financial Instruments (Continued)

The carrying values of non-current interest receivable, variable rate notes receivable, certain employee loans receivable and notes payable approximated fair value due to the market-based nature of these instruments. The fair values of the fixed rate notes receivable, employee loans receivable and the deposits were based on the discounted value of expected future cash flows using current rates for assets with similar maturities. The carrying value of the non-current payable approximated fair value due to the market-based nature of that instrument. The fair values of Liquid Yield Option Notes, 1.625% Convertible Debenture Notes and 2.75% Convertible Debenture Notes were based on the market price at the close of business on the last day of the fiscal year. Changes in the fair values of these notes have no effect on our financial position. The fair values of the equity forward sales contracts (including the related interest receivable), the foreign currency forward contracts, and the foreign currency option contracts were based on estimated market prices, determined by a broker. Included in current assets and current liabilities were certain other financial instruments whose carrying values approximated fair value due to the short-term nature of such instruments.

Equity Forward Sales Contracts

Beginning in 2001, Chiron designated its equity forward sales contracts as fair value hedges. “Interest and other income, net” in the Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 included net gains of $0.5 million, $0.5 million and $1.1 million, respectively, for changes in the time value of these fair value hedges. Chiron considers all time value changes to be ineffective and, therefore, recognizes them immediately in earnings.

Foreign Currency Forward Contracts

Foreign currency forward contracts are used to mitigate the effect of currency changes on transactions denominated in foreign currencies and are not accounted for as hedges using hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Foreign currency transaction gains/(losses) from continuing operations, net of the impact of hedging with foreign currency forward contracts, were ($0.4) million, $5.5 million and $0.7 million in 2004, 2003 and 2002, respectively.

Foreign Currency Option Contracts

Beginning in 2001, Chiron designated its foreign currency option contracts as cash flow hedges. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized.

Embedded Derivative Instruments

The contingent cash interest feature of the Liquid Yield Option Notes is considered an embedded derivative. The value of the embedded derivative is reassessed at each balance sheet date, and any change from the prior balance sheet date is reflected currently in earnings. The change in the value of the embedded derivative was not material for the years ended December 31, 2004, 2003, and 2002, respectively.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 12—Fair Value of Financial Instruments (Continued)

Unrealized Losses

Chiron’s unrealized loss position consisted of the following at December 31, 2004:

	Unrealized loss position for less than 12 months prior to 12/31/04		Unrealized loss position for 12 months or longer prior to 12/31/04		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
US Treasury obligations and direct obligations of US Government Agencies	162,459	648	—	—	162,459	648
Federal agency mortgage backed securities	73,886	271	—	—	73,886	271
Corporate bonds	390,336	1,157	10,408	98	400,744	1,255
Subtotal, debt securities	626,681	2,076	10,408	98	637,089	2,174
Common Stock	1,999	100	—	—	1,999	100
Total temporarily impaired securities	628,680	2,176	10,408	98	639,088	2,274

With respect to the fixed income portfolio, Chiron has the ability and intent to hold these investments until a forecasted recovery of fair value up to the cost basis, which in certain cases may be until maturity.

Note 13—Debt Obligations

Long-term debt consisted of the following at December 31:

	2004	2003
	(In thousands)
Convertible Debentures maturing in 2034	$385,000	$—
Convertible Debentures maturing in 2033	500,000	500,000
Liquid Yield Option Notes, net of unamortized discount of $32,794 in 2004 and $307,254 in 2003	47,336	422,746
Other notes payable	6,757	3,963
Current portion of other notes payable	(2,441)	—
	$936,652	$926,709

Convertible Debentures Maturing in 2034

On June 22, 2004, Chiron issued $385.0 million aggregate principal amount of convertible debentures, which mature on June 30, 2034. The convertible debentures accrue interest at a rate of 2.75% per year and interest is payable on each June 30 and December 30 commencing on December 30, 2004. The debentures are senior, unsecured obligations of Chiron and rank equal in right of payment with all of Chiron’s existing and future unsecured and unsubordinated indebtedness.

The holders of the debentures may convert their debentures when certain Chiron common stock price targets have been met at certain times, if the trading price for the debentures falls below certain levels for a

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 13—Debt Obligations (Continued)

specified period of time, if the debentures have been called for redemption, if the credit rating assigned to Chiron’s long-term senior debt is below specified levels, upon the occurrence and continuance of specified corporate transactions or in connection with a transaction or event constituting a change in control. The initial conversion rate is 14.9254 shares of Chiron common stock per $1,000 principal amount of debentures. This is equivalent to an initial conversion price of approximately $67.00 per share of Chiron common stock.

If the debentures are tendered for conversion, the value (“Conversion Value”) of cash and shares of Chiron’s common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures will be determined by multiplying the applicable conversion rate by a weighted average price. Chiron will deliver the Conversion Value to debenture holders as follows: (1) an amount in cash (“Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the debentures to be converted and (b) the aggregate principal amount of the debentures to be converted and (2) if the aggregate Conversion Value of the debentures to be converted is greater that the Principal Return, an amount in shares (“Net Shares”) equal to the aggregate Conversion Value less the Principal Return (“Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by a weighted average price.

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

Bond issuance costs in connection with the issuance of the debentures amounted to approximately $8.4 million and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over six years, which represents the period from the issue date to the earliest put date. Bond issuance costs are recorded in “Other intangible assets, net” in the Consolidated Balance Sheet at December 31, 2004.

Convertible Debentures Maturing in 2033

On July 30, 2003, Chiron issued $500.0 million aggregate principal amount of convertible debentures, which mature on August 1, 2033. The convertible debentures accrue interest at a rate of 1.625% per year and interest is payable on February 1 and August 1 commencing February 1, 2004. The debentures are

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 13—Debt Obligations (Continued)

senior, unsecured obligations of Chiron and rank equal in right of payment with all of Chiron’s existing and future unsecured and unsubordinated indebtedness.

On December 13, 2004, Chiron and U.S. Bank National Association, as trustee (the “Trustee”), entered into a supplemental indenture (the “First Supplemental Indenture”) to the Indenture, dated as of July 30, 2003 (the “Indenture”), relating to $500.0 million aggregate principal amount of Chiron’s 1 5/8% Convertible Debentures due 2033. The First Supplemental Indenture modified certain provisions of the Indenture pertaining to the repurchase of the convertible debentures by Chiron at the option of the holder at specified dates and under certain change in control transactions, as discussed below. Under each of these modified provisions, Chiron has eliminated Chiron’s right to settle the repurchases with Chiron common stock, so that all such repurchases shall be made with cash.

The holders of the debentures may convert their debentures into shares of Chiron common stock when certain Chiron common stock price targets have been met at certain times, if the debentures have been called for redemption, if the credit rating assigned to Chiron’s long-term senior debt is below specified levels or upon the occurrence and continuance of specified corporate transactions. For each $1,000 principal amount of debentures surrendered for conversion, the holder will receive 14.6113 shares of Chiron common stock. This is equivalent to an initial conversion price of approximately $68.44 per share of common stock. Upon conversion, holders will not receive any cash payment for accrued interest. Instead, accrued interest will be deemed paid by the common stock received by holders on conversion.

The holders of the debentures may require Chiron to repurchase the debentures on August 1, 2008, August 1, 2013, August 1, 2018, August 1, 2023 and August 1, 2028. The repurchase price will be equal to the principal and accrued and unpaid interest. Payments for repurchases shall be made in the form of cash.

On or after August 5, 2008, Chiron may redeem for cash all or part of the debentures at a redemption price of principal plus accrued and unpaid interest. All such payments shall be made in the form of cash.

If Chiron undergoes certain change in control transactions, the holders of the debentures have the option to require Chiron to repurchase all or part of the debentures. The repurchase price will be equal to the principal and accrued and unpaid interest. Payments for repurchases shall be made in the form of cash.

Bond issuance costs amounted to approximately $10.9 million and are being amortized to interest expense on a straight-line basis, which approximated the effective interest method, over five years, which represents the period from the issue date to the earliest redemption date. These bond issuance costs are recorded in “Other intangible assets, net” in the Consolidated Balance Sheets at December 31, 2004 and 2003.

Liquid Yield Option Notes

In June 2001, Chiron issued zero coupon Liquid Yield Option Notes (LYONs) with a face value of $730.0 million and a yield to maturity of 2.0%. The LYONs were carried net of an original issue discount of $328.2 million, which was being accreted to interest expense over the life of the LYONs using the effective interest method. No beneficial conversion feature existed at the time of the issuance of the LYONs. The LYONs mature on June 12, 2031 at a face value of $1,000 per note. The LYONs are

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 13—Debt Obligations (Continued)

uncollateralized and unsubordinated, and rank equal in right of payment to Chiron’s existing and future uncollateralized and unsubordinated indebtedness.

On June 12, 2004, certain LYONs holders, at their option, tendered $649.9 million in aggregate principal amount at maturity for purchase by Chiron. The purchase price for the LYONs was $584.31 in cash per $1,000 in principal amount at maturity. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. At December 31, 2004, there remains outstanding $80.1 million in aggregate principal amount at maturity and an accreted balance of $47.3 million for the LYONs.

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

The purchase prices would increase for any accrued original issue discount thereon. If the holders require Chiron to purchase all, or a portion, of the LYONs, Chiron may choose to pay the purchase price in cash, Chiron common shares, or any combination of the two.

Holders may convert the LYONs at any time on or before the maturity date. For each LYONs converted, the holder will receive 7.1613 shares of Chiron common stock. Any accrued original discount and unpaid contingent cash interest are ineligible for conversion.

Upon a change in control of Chiron occurring on or before June 12, 2006, each holder may require Chiron to purchase all or a portion of such holder’s LYONs for cash at a price equal to 100% of the issue price for such LYONs plus any accrued original issue discount to the date of purchase. The change in control definition allows Novartis to acquire beneficial ownership of up to 79.9% of Chiron’s common stock without triggering a change in control for purposes of the LYONs.

Chiron may redeem all or a portion of the LYONs for cash at any time after June 12, 2006, at specified redemption prices.

Bond issuance costs amounted to approximately $10.0 million and are being amortized to interest expense on a straight-line basis, which approximated the effective interest method, over three years, which

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 13—Debt Obligations (Continued)

represents the period from the issue date to the earliest put date. Bond issuance costs are recorded in “Other intangible assets, net” in the Consolidated Balance Sheet at December 31, 2003.

Other Notes Payable

Chiron has various other notes payable which consist primarily of various agreements with a governmental body in Italy for which Chiron may borrow up to 8.6 million Euros ($11.6 million at December 31, 2004) for research purposes. Under these facilities, Chiron has an outstanding balance of 5.0 million Euros ($6.8 million) as of December 31, 2004 with interest rates that range from 2% to 6% and maturities that range from 2005 to 2013. Future maturities of other notes payable are as follows: 2005-$2.4 million; 2006-$0.9 million; 2007-$0.9 million; 2008-$1.1 million; 2009-$1.1 million and $0.3 million thereafter.

During 2004, Chiron repaid $2.9 million of other notes payable that were collateralized by land and building of a facility that was sold in 2004.

Short-Term Borrowings

Under a revolving, committed, uncollateralized credit agreement with a major financial institution, Chiron can borrow up to $100.0 million in the U.S. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at December 31, 2004 and 2003. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million. The Novartis loan guarantee will expire on January 1, 2008 unless certain debt ratings are triggered which would extend the guarantee on a declining basis ratably over the subsequent three-year period. Chiron also has various credit facilities available outside the U.S. There were no outstanding borrowings under these facilities at December 31, 2004 and 2003. One facility is maintained for our 51%-owned Indian subsidiary, and allows for total borrowings of 200 million Indian Rupee ($4.6 million at December 31, 2004). There were no outstanding borrowings under this facility at December 31, 2004 and 2003.

Note 14—Commitments and Contingencies

FLUVIRIN® influenza virus vaccine

On October 5, 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent Chiron a letter prohibiting us from releasing any FLUVIRIN vaccine doses manufactured at our Liverpool facility since March 2, 2004 and suspending our license to manufacture influenza virus vaccine in our Liverpool facility for three months (later extended for an additional three months). In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. Following the MHRA’s decision and an inspection by the Food and Drug Administration, or FDA, the FDA sent Chiron a warning letter citing violations of good

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 14—Commitments and Contingencies (Continued)

manufacturing practices. Chiron provided the FDA with a written response to the warning letter on January 7, 2005. As a result of the suspension of Chiron’s license, Chiron did not release any FLUVIRIN product during the 2004-2005 influenza season.

On March 2, 2005, the MHRA notified us that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN® vaccine, conditioned on the understanding that Chiron’s commitment to remediation will continue. The FDA is still expected to conduct a full inspection to determine whether deficiencies noted in the warning letter the FDA issued in December 2004 have been resolved. If Chiron fails to adequately address the matters discussed in the warning letter, the FDA may modify Chiron’s U.S. license in an adverse manner, take action that could result in imposition of fines, require temporary or permanent cessation of future selling of FLUVIRIN vaccine or take other action that could reduce Chiron’s ability to market FLUVIRIN vaccine.

Chiron received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN vaccine and the suspension by the MHRA of our license. In February 2005, the Securities and Exchange Commission notified Chiron that it would commence a formal investigation into whether Chiron or its employees have violated any federal securities laws in connection with these developments regarding FLUVIRIN, after having previously commenced an informal inquiry. Chiron also received a voluntary request for information from the United States House of Representatives Committee on Energy and Commerce requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office and the SEC staff and additional interviews are anticipated. Additional investigations regarding these matters may arise. In addition, Chiron and certain of our officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN vaccine. Chiron has been contacted by certain parties who may bring claims against us as a result of Chiron’s inability to supply FLUVIRIN vaccine in the 2004-2005 season, including the U.S. Centers for Disease Control and Prevention and certain distributors of FLUVIRIN vaccine who have suggested that they are entitled to compensation under their contracts for the 2004-2005 season. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused Chiron to incur substantial expense, and have required significant time and attention from Chiron’s management and will continue to do so in the future and could result in civil and/or criminal penalties against Chiron. The results of any such investigations, proceedings or disputes could have a material adverse effect on Chiron’s cash flow.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 14—Commitments and Contingencies (Continued)

Capital Commitments

In 2003, Chiron’s Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of our flu vaccines manufacturing facility in Liverpool, England. The new manufacturing facility will replace a portion of the existing flu vaccines manufacturing facilities in Liverpool, England and is anticipated to be available in the middle of 2008 for the manufacture of flu vaccines, subject to regulatory approval. In December 2003, we entered into a 25-year lease for the building. As of December 31, 2004, Chiron has incurred $13.6 million for the capital improvements portion of the project.

In April 2001, Chiron, Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and Green Cross Vaccine. Chiron’s commitment is approximately 31.6 million Euro ($42.9 million at December 31, 2004) for the expansion of Chiron’s Italian manufacturing facilities, of which Chiron had incurred costs of 26.9 million Euro ($36.5 million), as of December 31, 2004. This agreement began in the fourth quarter 2001 and is expected to continue through 2006.

Chiron had various other firm purchase and capital project commitments totaling approximately $19.8 million at December 31, 2004.

Operating Leases

Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2021. Rent expense, net of sublease income, from continuing operations was $41.1 million, $37.7 million and $28.0 million in 2004, 2003 and 2002, respectively. Future minimum lease payments under these leases, net of future minimum payments to be received under subleases, are as follows (in millions):

2005	$32.7
2006	$30.7
2007	$25.9
2008	$21.6
2009	$17.5
Thereafter	$133.8

There were no rentals to be received under noncancelable subleases as of December 31, 2004.

Capital Lease

In July 2003, Chiron entered into a new six-year lease to rent a research and development facility in Emeryville, California (R&D Property) following the expiration of the existing lease accounted for as an operating lease. Chiron accounted for this new lease as a capital lease and, as a result, recorded the leased

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 14—Commitments and Contingencies (Continued)

asset and the corresponding liability of $157.5 million on its balance sheet. This amount represents the present value of minimum lease payments, including the residual value guarantee. The lease provides a $156.0 million residual value guarantee from Chiron to the lessors in the event fair value of the R&D Property declines below the total investment of $173.3 million made by the lessors in the R&D Property. Consequently, Chiron’s maximum payment obligation is $156.0 million upon termination of the lease on or before July 1, 2009. The leased asset is amortized, using a straight-line method, to an amount such that the capital lease liability, net of the book value of the leased asset at the end of the lease term equals an amount that may become payable to the lessor due to an estimated decline in fair value of the leased asset below the lessors’ total investment of $173.3 million. Chiron estimated the fair value of the R&D Property at the end of the lease term will be approximately $168.9 million. The fair value at the end of the lease term was estimated using the cost approach in which appraised value at lease inception is modified by estimates for building cost appreciation and building component depreciation through the six-year lease term. This valuation requires significant estimates and assumptions. Chiron believes the fair value assigned is based on reasonable assumptions. Aggregate amortization of the leased asset over the term of the lease is estimated to be approximately $6.0 million. For the years ended December 31, 2004 and 2003, $1.0 million and $0.5 million were recorded as amortization expense for the capital lease.

At the inception of the lease, the future minimum lease payments, exclusive of a residual value guarantee, are approximately $15.7 million over the lease term. The lease payments represent variable-rate interest payments indexed to a three-month London interbank offered rate plus 40 basis points. On or before July 1, 2009, Chiron can choose to either purchase the facility from the lessors or sell the facility to a third party. This option accelerates if Chiron defaults on its lease payments or in the event of other defined events. If Chiron chooses to purchase the facility from the lessors the specified purchase consideration under the lease agreement is $173.3 million. Novartis has guaranteed (under provisions of the Investment Agreement) payments on this lease commitment, including payment of the residual value guarantee, to a maximum of $173.3 million.

Property, plant and equipment includes the following amounts for assets subject to capital leases:

	2004	2003
	(In thousands)
Buildings	$157,500	$157,500
Equipment	—	1,012
	157,500	158,512
Less accumulated depreciation	(1,500)	(806)
	$156,000	$157,706

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 14—Commitments and Contingencies (Continued)

Future minimum lease payments and residual value guarantee under the capital lease obligations are as follows:

(In thousands)
2005	$2,624
2006	2,624
2007	2,624
2008	2,624
2009	157,965
Total minimum lease payments and residual value guarantee	168,461
Amounts representing interest	(11,263)
Present value of net minimum lease payment and residual value guarantee	$157,198

The above capital lease obligations have been reflected in the accompanying consolidated Balance Sheets as follows:

	2004	2003
	(In thousands)
Current portion of capital lease	$246	$570
Long-term portion of capital lease	156,952	157,677
	$157,198	$158,247

Cetus Healthcare Limited Partnerships

In 1987 and 1990, Cetus and its affiliate, EuroCetus International N.V., exercised their options to repurchase all of the limited partnership interests in Cetus Healthcare Limited Partnership and Cetus Healthcare Limited Partnership II. Under the Cetus Healthcare Limited Partnership purchase agreements, which expired on December 31, 2001, Chiron was obligated to pay royalties on sales of certain therapeutic products in the U.S. and certain diagnostic products worldwide, as well as a portion of license, distribution or other fees with respect to such products, to the former limited partners of Cetus Healthcare Limited Partnership. Under the Cetus Healthcare Limited Partnership II purchase agreements, which expire on December 31, 2005, Chiron is obligated to pay royalties and a portion of other income with respect to sales of certain products in Europe to the former limited partners of Cetus Healthcare Limited Partnership II. Chiron is unable to estimate future costs subject to this obligation since these costs are based on future product sales. Under these partnerships, Chiron paid royalties of $3.0 million, $2.8 million and $3.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Commitments and Contingencies

In March 2004, Chiron entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 14—Commitments and Contingencies (Continued)

development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with Chiron’s share being 70% and XOMA’s share being 30%. Chiron agreed to make an initial payment of $10.0 million, which has been paid as of December 31, 2004, and to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund XOMA’s share of development expenses. The collaboration will initially focus on preclinical, process development and scale up work. In December 2004, Chiron filed an IND application for a monoclonal antibody oncology compound, anti-CD40. This is the first project being developed under the collaboration agreement with Xoma for the commercialization of therapeutic antibodies for cancer.

Effective June 2003, Chiron and SynCo B.V., a related party, executed a seven and a half-year contract manufacturing agreement. Under this agreement, SynCo agreed to provide services related to the production of certain of Chiron’s vaccine products for the European and U.S. markets commencing in 2004. Chiron has a firm binding order for products to be delivered by SynCo in 2005 and 2006 under this agreement. Chiron’s minimum purchase obligation under this agreement, which depends on the quantities purchased by Chiron in years 2007 through 2010, inflation and movement in the Euro to U.S. Dollar exchange rate, is expected to be approximately $33.7 million over the remaining term of the agreement.

Effective February 2003, Chiron and Baxter Pharmaceutical Solutions LLC executed an eight-year manufacturing and supply agreement. Under this agreement, Baxter agreed to perform certain manufacturing procedures and supply Chiron with a key component for a certain biopharmaceutical product. Chiron has certain minimum purchase obligations under this agreement and is required to pay the difference, if any, between the actual quantity purchased and the minimum purchase obligation. Chiron can terminate this agreement in the fifth year with prior notice. Chiron’s minimum purchase obligation under this agreement is expected to be approximately $38.2 million over four years from regulatory approval, which occurred in 2003. Chiron has paid $18.5 million towards the minimum purchase obligation as of December 31, 2004.

In connection with the production of our flu vaccine products, Chiron must purchase large quantities of chicken eggs. Currently, for FLUVIRIN® vaccine, Chiron purchases those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, Chiron has agreed to make specified purchases of 12.5 million British Pounds ($23.9 million at December 31, 2004) each year from that supplier through 2009, subject to Chiron’s right to terminate this agreement earlier upon payment of a termination fee.

In August 2003, Chiron entered into a $2.5 million revolving credit agreement with Nektar Therapeutics to support the financing of equipment, facility improvements and other capital expenditures related to the manufacture of clinical supplies in support of a program to develop a dry powder formulation of TOBI® tobramycin. Each advance made under this revolving line of credit matures on the sixth anniversary of the initial advance. As of December 31, 2004, Nektar Therapeutics has not drawn from the revolving line of credit.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 14—Commitments and Contingencies (Continued)

Effective October 2002, Chiron and Medical Associates Network, Inc., Medimop Medical Projects, Ltd. and Medimop Medical Projects North, Ltd. (referred to as Med Parties in this section) executed a five-year supply agreement. Under this agreement, the Med Parties agreed to provide Chiron with a presentation device for certain pharmaceutical products. Chiron has agreed to fund the Med Parties up to $1.5 million through 2003 to acquire the tools and equipment to manufacture the presentation device of which Chiron has paid $1.5 million as of December 31, 2004. Under this agreement, Chiron has minimum purchase requirements. Chiron’s minimum purchase obligation for the next three years is approximately $19.1 million. Chiron can now terminate the agreement subject to twelve-months notification. If Chiron does not terminate the agreement by December 31, 2007, the agreement will be automatically renewed for an additional twelve months.

Effective June 2002, Chiron and VWR International, Inc. executed a seven-year managed services agreement. Under this agreement, VWR agreed to provide Chiron purchasing and delivery services. Chiron can terminate this agreement at any time with six-months notice and a minimum payment obligation of $0.4 million. If Chiron does not terminate this agreement, payments to VWR are expected to be approximately $6.5 million, of which approximately $0.9 million has been paid as of December 31, 2004. At the end of the initial term, Chiron has the option to renew the agreement for an additional three years.

In 2003, Chiron became a limited partner of Burrill Life Sciences Capital Fund, L.P. Chiron will pay $10.0 million over six years, of which $3.5 million has been paid through December 31, 2004 for a 5.14% ownership. In 2003, Chiron became a limited partner of Forward Venture V, L.P. Chiron will pay $5.0 million over five years, of which $0.6 million has been paid through December 31, 2004, for a 3.45% ownership. In 2002, Chiron became a limited partner of TPG Biotechnology Partners, L.P. Chiron will pay $5.0 million over ten years, of which $2.2 million has been paid through December 31, 2004, for a 2.83% ownership. In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron will pay $15.0 million over ten years, of which $11.0 million has been paid through December 31, 2004, for a 6.35% ownership. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P. Chiron will pay $25.0 million over five years, of which $21.1 million has been paid through December 31, 2004, for a 23.26% ownership.

In 2003, Chiron also entered into a four-year Communication Services Agreement with Infonet USA Corporation. The contract requires a minimum monthly payment of $0.1 million and Chiron’s commitment at December 31, 2004 totaled $3.3 million.

Effective August 1, 2003, Chiron and IBM Corporation amended and restated the previous ten-year information technology services agreement which was effective on July 1, 1998. Under this revised agreement, IBM agreed to provide Chiron with a full range of information services until March 31, 2010. Chiron can now terminate this agreement, subject to certain termination charges. Minimum future payments to IBM are expected to be approximately $50.4 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM, as well as inflation.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 14—Commitments and Contingencies (Continued)

At December 31, 2004 Chiron had $13.7 million committed under letters of credit, which are required by German law, related to ongoing legal proceedings in Germany. Chiron also had various performance bonds and insurance-related letters of credit in the amount of $20.0 million available at December 31, 2004. There are no amounts outstanding under these letters of credit at December 31, 2004.

Chiron had noncancelable purchase orders for ongoing operations of $56.0 million at December 31, 2004.

Chiron has various commitments and contingencies associated with research and development arrangements with other pharmaceutical and biotechnology companies (Note 9).

Chiron is self-insured up to specific levels for certain liabilities. Our self-insurance liability at December 31, 2004, for general liability coverage does not reflect incurred but not reported claims or claims for unknown occurrence, as the amount of this accrual cannot be reasonably estimated at December 31, 2004.

Chiron is subject to indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions Chiron generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Chiron’s activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Chiron could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, Chiron has no liabilities recorded for these agreements as of December 31, 2004. Chiron has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

In addition to the investigations, inquiry and lawsuits related to the recent FLUVIRIN vaccine developments, Chiron is party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, claims of product liability and other issues. While it is possible that an adverse determination of any of such ordinary course matters could have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these ordinary course matters will have a material adverse effect upon Chiron’s consolidated financial position and results of operations or cash flows.

Chiron tax filings are presently under examination in several domestic and international tax jurisdictions. While there is no assurance that Chiron will prevail in all tax examinations in the event the taxing authorities disagree with Chiron’s interpretation of the tax law, Chiron’s management does not believe, based upon information known to it, that the final resolution of any of these audits will have a material adverse effect upon Chiron’s consolidated financial position and results of operations or cash flows. Adequate provisions have been made for these tax examinations.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 15—Stockholders’ Equity

Stock Compensation Plan

The Chiron 2004 Stock Compensation Plan, as amended and restated on February 13, 2004, (“Plan”), formerly the Chiron 1991 Stock Option Plan offers incentives and rewards, in the form of options, stock issuances, restricted shares, share rights, share units, stock appreciation rights (collectively, “awards”) and purchase rights to purchase shares of Chiron common stock at periodic intervals through a purchase program. The Plan Administrator determines the terms of the awards (including the vesting and the purchase price (if any) to be paid for shares acquired under the awards).

Options may be either nonqualified stock options (which may not have an exercise price less than 85% of the fair market value of the shares on the grant date) or incentive stock options (which may not have an exercise price less than the fair market value of the shares on the grant date). Options are generally granted with an exercise price equal to the fair market value of the common stock on the grant date, are exercisable in installments over a four year period (subject to acceleration upon a termination of employment following certain events) and have a term of ten years.

Prior to 2004, we granted stock options under the Plan to certain executives pursuant to the Executive Long-Term Incentive Program which vest upon the earlier of completion of seven years of service or the achievement of specified performance objectives as established by the Compensation Committee of the Board of Directors. The Compensation Committee awarded 800,000, and 955,000 such stock options (which are included in the below tables) in 2003 and 2002, respectively. No stock options were awarded in 2004 pursuant to the Executive Long-Term Incentive Program. At December 31, 2004, 2003 and 2002, 893,400, 380,200 and 171,600 stock options, respectively, were exercisable under the Executive Long-Term Incentive Program. Because they are granted with an exercise price equal to fair market value, Chiron does not record compensation expense related to these stock options.

During 2004, certain executives received performance based share rights awards. These share rights awards entitle the participant to receive shares upon the attainment of certain pre-established performance goals as established by the Compensation Committee of the Board of Directors. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, (Opinion No. 25)” compensation expense related to these awards is based on the extent to which the performance criteria are met. No such expense was recognized in 2004. There were 122,000 performance based share rights awards granted in 2004; no shares were issued in 2004 under such awards.

In 2004, the Compensation Committee awarded certain key individuals an aggregate of 340,424 share rights that vest over four years of service, and also awarded 30,474 share rights to non-employee directors that were fully vested at the time of grant and issuable following the cessation of their service on the Board. In 2003, the Compensation Committee awarded certain key individuals an aggregate of 188,450 share rights that vest over four years, and also awarded 33,190 share rights to non-employee directors that were fully vested at the time of grant and issuable following the cessation of their service on the Board. In 2002, the Compensation Committee awarded certain key individuals an aggregate of 164,883 share rights that generally vest over four years. There were no share rights awarded to non-employee directors in 2002. The intrinsic value of the share rights is recognized ratably over the related vesting periods. In 2004, 2003

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 15—Stockholders’ Equity (Continued)

and 2002, Chiron recognized $7.6 million, $7.4 million and $5.2 million of compensation expense, related to these share rights, respectively.

In May 2004, the stockholders approved the incorporation of the 1997 Employee Stock Purchase Program into the Plan. Pursuant to this program, eligible employees may purchase shares of Chiron common stock over a 12-month offering period through payroll deductions. At the end of each quarter in the offering period, funds deducted from participating employees’ salaries are used to purchase common stock at 85% of the lower of market value at the quarterly purchase date or the employees’ date of participation in the offering period. Purchases of shares made under the program (including purchases under the 1997 Employee Stock Purchase Plan prior to its incorporation into the Plan) were 0.4 million in 2004 and 0.3 million in each of the years 2003 and 2002. Up to 6.4 million shares may be issued under the Purchase Program.

At December 31, 2004, 79.2 million shares of Chiron’s common stock have been reserved for issuance over the term of the Plan and 20.0 million shares were available for future awards under the Plan.

The aggregate number of shares of Chiron’s common stock that may be issued under the Plan will be increased on the first trading day of January of each fiscal year (beginning in 2004) by the lesser of 1.0% of the number of Chiron common equivalent shares outstanding as of the last day of the preceding fiscal year or 3.0 million shares.

A summary of stock option and share right activity is as follows:

	2004	2003	2002
Outstanding options and share rights at January 1,	27,145,205	25,985,907	22,099,984
Granted	6,234,969	7,236,493	7,092,665
Forfeited	(3,858,974)	(1,710,648)	(1,853,120)
Exercised	(2,263,908)	(4,366,547)	(1,353,622)
Outstanding options and share rights at December 31,	27,257,292	27,145,205	25,985,907
Options exercisable at December 31,	14,953,563	12,913,430	12,548,651
Weighted average exercise price of:
Outstanding options at December 31,	$40.85	$39.56	$36.84
Options granted	$42.08	$43.11	$39.02
Options forfeited	$43.78	$43.66	$42.20
Options exercised	$23.74	$27.68	$17.11
Weighted-average grant-date fair value of options granted during the year calculated pursuant to SFAS No. 123	$19.35	$24.47	$22.78
Weighted-average grant-date fair value of share rights granted during the year calculated pursuant to SFAS No. 123	$45.29	$44.20	$39.76

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 15—Stockholders’ Equity (Continued)

The weighted-average grant-date fair value of each option and share right grant was estimated using the Black-Scholes-Merton formula and the following weighted-average assumptions: expected volatility of 43%, 61% and 62% for 2004, 2003 and 2002, respectively; risk-free interest rates of 3.6%, 3.3% and 2.8% for 2004, 2003 and 2002, respectively; and an average expected life of 5 years for 2004, 6 years for 2003 and 5 years for 2002. No dividends were factored into the calculation in 2004, 2003 or 2002.

The following table summarizes information concerning options and share rights at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Less than $39	9,913,685	6.17	$29.88	6,555,663	$29.32
$39 to $44	6,242,648	8.25	42.48	2,135,493	42.83
$44 to $51	7,277,702	7.77	48.02	3,894,925	47.56
$51 to $57	3,823,257	7.03	52.94	2,367,482	53.27
	27,257,292	7.19	$40.85	14,953,563	$39.79

Purchase rights granted under the Purchase Program are not included in the table above. The weighted-average grant-date fair value of these purchase rights was estimated using the Black-Scholes Merton formula the following assumptions: expected volatility of 32%, 23% and 35% for 2004, 2003 and 2002, respectively; risk-free interest rates of 2.8% for 2004, and 1.3% for 2003 and 2002; and an average expected life of one year for 2004, 2003 and 2002. No dividends were factored into the calculation in 2004, 2003 and 2002, respectively. The weighted-average fair value of the purchase rights granted was $11.00, $11.18 and $10.39 per share in 2004, 2003 and 2002, respectively.

Put Options

In January 2001, Chiron initiated a put option program. Under this program, Chiron entered into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to Chiron a specified number of shares at a specified price per share on a specified date. In connection with the sales, Chiron collected premiums, which were recorded in “Additional paid-in capital” in the Consolidated Balance Sheets. For the years ended December 31, 2003 and 2002, Chiron recorded a premium of $2.1 million and $4.3 million, respectively and, for contracts which expired, purchased 0.2 million and 0.3 million shares, in connection with the put option program. As of December 31, 2004, Chiron had no outstanding put options.

As of December 31, 2002, Chiron had an outstanding put option contract with a third party entitling the holder to sell to Chiron 0.5 million shares at $38.11 per share. The option expired unexercised on January 29, 2003. This put option contract was initially classified as equity. However, because the settlement options available to Chiron could require Chiron to deliver cash if the put option was exercised by the counter-party, the cash redemption value, totaling $19.1 million, was reclassified from “Additional paid-in capital” to “Put options” in temporary equity in the Consolidated Balance Sheet at December 31,

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 15—Stockholders’ Equity (Continued)

2002. Upon expiration, the options were not exercised and the temporary equity of $19.1 million was reclassified to permanent equity in the first quarter 2003.

Stock Repurchase Program

Since 2001, Chiron’s Board of Directors has authorized the repurchase of Chiron common stock on the open market to offset the dilution associated with the operation of the stock option and employee stock purchase programs and the granting of share rights. On December 5, 2003, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2004. Through December 31, 2004, Chiron made purchases of 2.9 million shares, although there were no stock repurchases in the fourth quarter of 2004. On March 10, 2005, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2005.

Note 16—Other Employee Benefit Plans

Retirement Savings Plans

Chiron sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 25% of their eligible compensation up to the annual Internal Revenue Service contribution limits. Chiron also sponsors various defined-contribution savings plans covering its full-time non-U.S. employees including defined-contribution plans associated with the acquisition of PowderJect (Note 5). In addition, Chiron sponsors a Supplemental Executive Retirement Program, which allows U.S. executives to defer up to 25% of their eligible compensation. Executives may also defer an additional 75% of their annual bonuses. Chiron matched employee contributions according to specified formulas and contributed $10.7 million, $9.3 million and $6.9 million in 2004, 2003 and 2002, respectively, related to these plans.

Pension Plan

Chiron has a non-contributory retirement program covering substantially all employees of its wholly-owned German subsidiary. The benefits for this program are based primarily on years of service and employee compensation. The program is a defined-benefit pension plan and is not externally funded.

The components of net periodic pension costs were as follows for the years ended December 31:

	2004	2003	2002
	(in thousands)
Service cost	$571	$404	$383
Interest cost	749	717	595
Termination benefits	—	31	—
Recognized actuarial loss	135	45	83
	$1,455	$1,197	$1,061

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 16—Other Employee Benefit Plans (Continued)

The change in the projected benefit obligation, reconciliation of funded status and weighted average assumptions were as follows for the years ended December 31:

	2004	2003	2002
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$14,425	$12,310	$9,163
Service cost	571	404	383
Interest cost	749	717	595
Benefits paid	(447)	(380)	(271)
Actuarial (gain) loss	1,573	(742)	559
Transfer	—	(563)	—
Other	311	286	36
Foreign currency translation	1,538	2,393	1,845
Projected benefit obligation at end of year	$18,720	$14,425	$12,310
Reconciliation of funded status:
Funded status	$(18,720)	$(14,425)	$(12,310)
Unrecognized actuarial loss	3,837	2,092	2,478
Unrecognized prior service cost	(4,455)	(2,952)	(1,781)
Net amount recognized	$(19,338)	$(15,285)	$(11,613)
Weighted average assumptions:
Discount rate	5.25%	5.00%	6.00%
Rate of compensation increase	2.50%	2.75%	3.00%

The amounts recognized in the Consolidated Balance Sheets were as follows at December 31:

	2004	2003	2002
	(in thousands)
Accrued pension cost	$14,883	$12,333	$9,832
Accumulated other comprehensive income	4,455	2,952	1,781
	$19,338	$15,285	$11,613

The accumulated benefit obligation was $18.3 million and $14.6 million at December 31, 2004 and 2003, respectively.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 16—Other Employee Benefit Plans (Continued)

Contributions

Chiron expects to contribute $4.0 million to this pension plan in 2005.

Estimated Future Benefit Payments

Estimated Future Benefit Payments at December 31, 2004
(In thousands)
2005	$547
2006	566
2007	629
2008	682
2009	769
2010-2014	4,921

Chiron also sponsors defined benefit plans associated with the acquisition of PowderJect on July 8, 2003 (Note 5). The benefits for these defined benefit plans are based primarily on years of service and employee compensation. Chiron contributes a percentage of pensionable earnings if the defined benefit plan is in a deficit position. These contributions are determined by a qualified independent actuary based on an annual valuation.

The components of net periodic pension costs for these defined benefit plans are as follows for the years ended December 31:

	2004	2003
	(In thousands)
Service cost	$1,896	$903
Interest cost	1,396	606
Expected return on plan assets	(1,090)	(422)
Recognized actuarial loss	—	191
	$2,202	$1,278

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 16—Other Employee Benefit Plans (Continued)

The change in the projected benefit obligations, change in the fair value of plan assets, reconciliation of funded status and weighted average assumptions of these defined benefit plans are as follows for the years ended December 31:

	2004	2003
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$28,683	$22,685
Service cost	1,896	903
Interest cost	1,396	606
Benefits paid	(158)	(60)
Actuarial loss	574	1,339
Other	—	1,012
Divestiture(1)	(6,649)	—
Foreign currency translation	1,875	2,198
Projected benefit obligation at end of year	$27,617	$28,683
Change in the fair value of plan assets:
Fair Value of plan assets at beginning of period	$15,162	$10,679
Actual return on plan assets	1,516	1,501
Employee contributions	370	171
Employer contributions	1,367	754
Other	—	976
Benefits paid	(178)	(31)
Divestiture(1)	(2,216)	—
Foreign currency translation	1,144	1,112
	$17,165	$15,162
Reconciliation of funded status:
Funded status	$(10,452)	(13,521)
Unrecognized actuarial loss	638	8,636
Net amount recognized	$(9,814)	$(4,885)
Weighted average assumptions:
Discount rate	5.30%	5.25%-5.40%
Rate of compensation increase	4.30%	3.00%
Expected long-term rate of return on plan assets	7.38%	7.00%-7.75%

(1)          In 2004, Chiron divested certain research operations in Sweden, which included the associated pension plan (Note 5). The remaining benefit plan is associated with operations in England.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 16—Other Employee Benefit Plans (Continued)

The amounts recognized in the Consolidated Balance Sheets for the se benefit plans are as follows at December 31:

	2004	2003
	(In thousands)
Accrued pension cost	$9,814	$4,885
Accumulated other comprehensive income	—	—
	$9,814	$4,885

The accumulated benefit obligation was $22.7 million and $17.7 million at December 31, 2004 and 2003, respectively.

Plan Assets

	Plan Assets at December 31,
	2004	2003
	(In thousands)
Asset Category
Equity securities	$16,255	$12,823
Debt Securities	695	89
Other	215	2,250
Total	$17,165	$15,162

The trustees’ basic strategy is to invest new contribution income in fixed interest securities in order to gradually increase the proportion of fixed interest assets held and reduce the proportion of equities.

The long-term rate of return is based on a weighted average of the expected returns on the individual asset classes.

Contributions

Chiron expects to contribute $1.3 million to this pension plan in 2005.

Estimated Future Benefit Payments

Estimated Future Benefit Payments at December 31, 2004
(In thousands)
2005	$111
2006	171
2007	163
2008	212
2009	259
2010-2014	2,990

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 16—Other Employee Benefit Plans (Continued)

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

Benefits payable under these plans are accrued when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits”. Amounts accrued under these plans in 2004 and 2003 were not material.

Note 17—Non-Operating Income and Expense

Interest and Other Income, Net

“Interest and other income, net” in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

	2004	2003	2002
	(In thousands)
Interest income	$23,359	$23,187	$36,203
Write-down of equity securities (see Notes 1 and 9)	(1,431)	—	(7,525)
Net gain on sale of marketable debt securities	99	895	339
Net gain on sale of equity securities	34,265	9,370	14,323
Gain on sale of interests in affiliated companies (see below)	4,183	2,012	5,433
Gain on repayment of debt security (see below)	—	—	1,500
Net realized gain (loss) on foreign exchange transactions	(360)	5,451	702
Equity in loss of equity method investments (see below)	(3,726)	(2,325)	(2,447)
Other income (expense)	408	302	(1,912)
	$56,797	$38,892	$46,616

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 17—Non-Operating Income and Expense (Continued)

In December 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. to Henry Schein, Inc. and received payment in full of certain advances made by Chiron to General Injectibles & Vaccines. The agreement also provided for Chiron to receive additional payments, calculated as a pre-determined percentage of the gross profit of products contributed by General Injectibles & Vaccines to Henry Schein, through 2003. Chiron received $4.2 million, $2.0 million and $5.4 million in 2004, 2003 and 2002, respectively, which was included in gain on sale of interests in affiliated companies.

In the second quarter 2001, Chiron recorded a charge of $1.5 million to write-down debt securities with a face value of $5.0 million due to the decline in the credit rating of the issuer. On March 1, 2002, the issuer paid Chiron $5.1 million—the full principal plus interest. Chiron recorded $1.5 million in gain on repayment of debt security for the year ended December 31, 2002.

As discussed in Note 1, Chiron is a limited partner in several venture capital funds. Chiron accounts for these investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46, “Accounting for Limited Partnership Investments.”

Note 18—Segment Information

Chiron is organized based on the products and services that it offers. Under this organizational structure, there are three reportable segments: (i) blood-testing, (ii) vaccines and (iii) biopharmaceuticals. The blood-testing segment consists of an alliance with Gen-Probe and Chiron’s one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics. Chiron’s alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood and plasma products for viral infection. Chiron’s joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. Through Chiron’s joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. The blood-testing segment also earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing Chiron’s hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets. The vaccines segment consists principally of adult and pediatric vaccines for viral and bacterial infections. Chiron sells these vaccines primarily in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets. The vaccines segment is also involved in the development of novel vaccines and vaccination technology. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious diseases, using the development and acquisition of technologies related to therapeutic proteins, antibodies and small molecules. The biopharmaceuticals segment earns royalties on third party sales of several products, including BETAFERON® interferon beta-1b and earns license fees for technologies, such as hepatitis C virus-related patents, used by third parties to develop therapeutic products.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 18—Segment Information (Continued)

Revenues and expenses associated with Chiron’s research and development activities specifically benefit each of the reportable segments and as such, have been included in the results of operations of the respective reportable segment.

Chiron views certain other revenues and expenses, particularly certain royalty and license fee revenues primarily related to HIV and hepatitis C virus related patents, and unallocated corporate expenses, as not belonging to any one reportable segment. As a result, Chiron has aggregated these items into an “Other” segment.

The accounting policies of Chiron’s reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies. Chiron evaluates the performance of its segments based on each segment’s income (loss) from continuing operations, excluding certain special items such as purchased in-process research and development, which is shown as a reconciling item in the table below.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 18—Segment Information (Continued)

The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	2004	2003	2002
Revenues
Blood testing:
Product sales, net:
PROCLEIX® system	$249,809	$200,066	$125,392
Ortho-Clinical Diagnostics	27,844	28,391	22,652
Total product sales, net	277,653	228,457	148,044
Revenues from joint business arrangement	118,246	108,298	104,576
Collaborative agreement revenues	8,044	9,012	9,420
Royalty and license fee revenues	89,192	75,407	53,548
Other revenues	979	466	232
Total blood testing revenues	494,114	421,640	315,820
Vaccines:
Product sales, net:
Flu vaccines	153,413	332,428	89,995
Meningococcus vaccines	27,739	65,548	54,971
Travel vaccines	96,864	87,831	64,335
Pediatric and other vaccines	200,948	192,511	148,108
Total product sales, net	478,964	678,318	357,409
Collaborative agreement revenues	8,646	4,222	655
Royalty and license fee revenues	5,234	12,747	12,309
Other revenues	17,282	13,522	17,890
Total vaccines revenues	510,126	708,809	388,263
Biopharmaceuticals:
Product sales, net:
BETASERON® interferon beta-1b	130,572	124,936	118,513
TOBI® tobramycin	212,876	172,047	146,874
PROLEUKIN® aldesleukin	129,377	115,075	114,281
Other	38,861	27,000	29,000
Total product sales, net	511,686	439,058	408,668
Collaborative agreement revenues	1,354	5,328	12,067
Royalty and license fee revenues	71,527	87,698	63,314
Other revenues	10,940	29,538	17,464
Total biopharmaceuticals revenues	595,507	561,622	501,513
Other:
Royalty and license fee revenues	123,608	74,290	69,645
Other revenues	—	—	1,039
Total other revenues	123,608	74,290	70,684
Total revenues	$1,723,355	$1,766,361	$1,276,280
Income(loss) from continuing operations
Blood testing	$259,702	$214,444	$178,006
Vaccines	(214,776)	95,092	69,572
Biopharmaceuticals	9,423	39,343	19,884
Other	5,085	(12,506)	10,697
Segment income from operations	59,434	336,373	278,159
Operating expense reconciling item:
Purchased in-process research and development	(9,629)	(45,300)	(45,181)
Income from operations	49,805	291,073	232,978
Loss on disposal of assets	(3,247)	(224)	(254)
Interest expense	(26,093)	(19,104)	(12,821)
Interest and other income, net	56,797	38,892	46,616
Minority interest	(1,968)	(1,753)	(1,664)
Income from continuing operations before income taxes	$75,294	$308,884	$264,855

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 18—Segment Information (Continued)

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

Depreciation and amortization expenses for property, plant, equipment and leasehold improvements and intangible assets, are included with other operating expenses. Depreciation and amortization expenses not specifically related to a reportable segment are allocated to each segment based upon each segment’s percentage of total selling, general and administrative expenses and research and development expenses. Depreciation and amortization expenses for each reportable segment were as follows:

	2004	2003	2002
	(In thousands)
Depreciation and amortization expenses
Blood testing	$6,569	$7,881	$4,742
Vaccines	127,732	83,473	54,760
Biopharmaceuticals	41,192	44,859	58,337
Other	10,428	9,510	6,419
Total depreciation and amortization expenses	$185,921	$145,723	$124,258

Capital expenditures are specifically identified by each reportable segment. Capital expenditures for each reportable segment were as follows:

	2004	2003	2002
	(In thousands)
Capital expenditures
Blood testing	$6,353	$2,449	$4,120
Vaccines	109,218	66,310	28,140
Biopharmaceuticals	52,828	197,872	38,674
Other	15,292	30,268	34,805
Total capital expenditures	$183,691	$296,899	$105,739

Capital expenditures in 2003 for the “Biopharmaceuticals” segment include a capital lease addition of $157.5 million as discussed in Note 14.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 18—Segment Information (Continued)

Geographic Area Information

Revenues from product sales by geographic area are based on the customers’ shipping locations rather than the customers’ country of domicile. Collaborative agreement, license fee, revenues from joint business arrangement and other revenues by geographic area are based on the country of domicile of the counterparty to the agreement. Royalty revenues by geographic area are based on the location to which the product earning the royalties is shipped.

	2004	2003	2002
	(In thousands)
Revenues
Domestic	$780,116	$865,878	$624,597
Belgium	51,919	60,757	30,673
Canada	21,632	23,863	19,995
France	50,286	58,126	48,777
Germany	183,193	199,951	152,485
Italy	86,009	70,014	46,118
Japan	42,696	41,638	31,167
United Kingdom	70,805	71,577	46,386
Other	436,699	374,557	276,082
Total revenues	$1,723,355	$1,766,361	$1,276,280

	2004	2003	2002
	(In thousands)
Long-lived assets
Domestic	$446,683	$422,596	$246,431
Germany	79,509	50,926	30,217
Italy	168,721	125,772	83,435
United Kingdom	87,566	76,279	4,572
Other	16,936	14,177	8,903
Total long-lived assets	$799,415	$689,750	$373,558

Major Customers

One significant customer accounted for 10.6%, 10.7% and 13.1% of total revenues in 2004, 2003 and 2002, respectively. Chiron’s biopharmaceuticals segment revenue included 30.8%, 33.7% and 33.3% of revenues from the major customer in 2004, 2003 and 2002, respectively. Chiron’s blood testing, vaccines and other segments had no major customers in 2004, 2003 and 2002.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 19—Income Taxes

For financial reporting purposes, “Income from continuing operations before income taxes” included the following components for the years ended December 31:

	2004	2003	2002
	(In thousands)
Domestic income	$229,651	$170,964	$161,145
Foreign income (loss)	(154,357)	137,920	103,710
	$75,294	$308,884	$264,855

Components of Provision for Income Taxes from Continuing Operations

Significant components of the provision for income tax expense from continuing operations were as follows for the years ended December 31:

	2004	2003	2002
	(In thousands)
Current tax expense:
Domestic	$62,360	$89,502	$44,785
Foreign	32,169	13,852	44,480
	94,529	103,354	89,265
Deferred tax expense (benefit):
Domestic	(13,567)	(5,634)	(8,045)
Foreign	(59,731)	(9,174)	2,490
	(73,298)	(14,808)	(5,555)
Provision for income taxes from continuing operations	$21,231	$88,546	$83,710

In 2004, 2003 and 2002, Chiron realized stock option tax benefits, recorded as an increase to additional paid-in capital, of approximately $14.9 million, $33.1 million and $8.7 million, respectively.

Chiron is presently under examination in several domestic and international tax jurisdictions. While there is no assurance that Chiron will prevail in all tax examinations in the event the taxing authorities disagree with Chiron’s interpretation of the tax law, Chiron’s management does not believe, based upon information known to it, that the final resolution of any of these audits will have a material adverse effect upon Chiron’s consolidated financial position and results of operations and cash flows. Adequate provisions have been made for these tax examinations.

The total amount of goodwill attributable to the purchase of PowderJect is $520.9 million, of which approximately $248.5 million is expected to be deductible for state income tax purposes over the next fifteen years.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 19—Income Taxes (Continued)

Rate Reconciliation

A reconciliation of the expected statutory tax rate (computed at the U.S. statutory income tax rate of 35.0%) to the actual tax rate on income from continuing operations for the years ended December 31 is as follows:

	2004	2003	2002
Expected statutory tax rate	35.0%	35.0%	35.0%
Increases (reductions) in tax resulting from the following:
State taxes, net of federal benefit	(10.8)%	0.9%	0.4%
Net impact of foreign tax rates and foreign tax credits	(55.5)%	(12.7)%	(20.7)%
Tax effect of intercompany transfers of product rights(1)	74.0%	1.9%	18.7%
Purchased in-process research and development (see below)	4.5%	5.1%	6.0%
Tax benefit attributed to Extraterritorial Income Exclusion	(4.1)%	(1.0)%	(0.8)%
Utilization of current year research & development tax credits	(14.2)%	(2.8)%	(1.8)%
Redetermination of prior years research & development tax credits(2)	—	—%	(5.3)%
Other	(0.7)%	2.3%	0.1%
Actual tax rate on income from continuing operations	28.2%	28.7%	31.6%

(1)          Tax effect of intercompany transfers between Chiron’s subsidiaries represent current year tax expense arising from the transfer of rights related to a product under development. The taxes payable by the selling subsidiary were expensed, as the outcome of the related product development program, which has no future alternative use, is uncertain.

(2)          In connection with an IRS audit of the return filings for 1996, 1997 and 1998, Chiron determined that it had understated its claimed research and development credits in those years. Based on Chiron’s recomputations and the final IRS audit results, Chiron claimed additional credits of approximately $14.0 million.

Purchased in-process research and development charge in 2004 was a permanent difference associated with the acquisition of Sagres (Note 5). Purchased in-process research and development charge in 2003 was a permanent difference associated with the acquisition of PowderJect (Note 5). The purchased in-process research and development charge in 2002 was a permanent difference associated with the acquisition of Matrix Pharmaceutical.

Summary of Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 19—Income Taxes (Continued)

Net deferred tax assets have been recognized based on management’s estimates of future taxable income for U.S. and certain foreign jurisdictions in which Chiron’s operations have historically been profitable.

Significant components of Chiron’s deferred income tax assets and liabilities from continuing operations were as follows at December 31:

	2004	2003
	(In thousands)
Deferred income tax assets:
Capitalized research and development costs	$779	$932
Deferred revenue	16,332	31,688
Basis difference of equity investments	26,824	38,777
Reserves and expense accruals	62,950	62,753
Net operating loss carryovers	131,799	54,775
Business tax credit carryovers	43,508	38,481
Depreciation and amortization	7,695	—
Other deferred income tax assets	5,906	2,105
	295,793	229,511
Less valuation allowance	(59,769)	(35,204)
	236,024	194,307
Deferred income tax liabilities:
Basis differences—purchase accounting and intangibles	170,644	181,867
Patent costs expensed for tax purposes	16,267	12,222
Depreciation and amortization	—	4,430
Tax effect of unrealized other comprehensive income	19,364	30,368
Tax effect of contingent payment debt instrument	18,889	22,446
Other deferred income tax liabilities	—	266
	225,164	251,599
Net deferred income tax asset (liability)	$10,860	$(57,292)

The above net deferred income tax asset (liability) has been reflected in the accompanying Consolidated Balance Sheets as follows:

	2004	2003
	(In thousands)
Current asset	$71,287	$50,204
Non-current liability	(60,427)	(107,496)
Net deferred income tax asset (liability)	$10,860	$(57,292)

Chiron has permanently invested approximately $117.0 million of earnings of certain foreign subsidiaries outside the U.S. Should such earnings be remitted to the U.S., additional U.S. taxes of approximately $24.1 million would accrue.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 19—Income Taxes (Continued)

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS No. 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through December 31, 2004, Chiron has not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether Chiron will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Until that time, Chiron will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. If it becomes apparent that Chiron will repatriate these earnings, a one-time tax charge to Chiron’s consolidated results of operations could occur. That amount has not yet been determined and Chiron will continue to evaluate the matter in 2005.

The Act also includes an elimination of the tax benefit of the Extraterritorial Income Exclusion over 2005 and 2006.

The net increase in the valuation allowance for the years ended December 31, 2004, 2003 and 2002 was $24.6 million, $21.1 million and $13.2 million respectively, primarily attributable to acquired net operating losses of Matrix Pharmaceutical in 2002 and of PowderJect in 2003 as well as foreign net operating losses in 2003 and 2004 in jurisdictions where Chiron has no history of taxable income.

Tax Operating Loss and Credit Carryforwards

At December 31, 2004, Chiron had foreign net operating loss carryforwards of approximately $351.5 million, substantially all of which is available to offset future taxable income without limitation. $154.1 million of the foreign net operating loss carryforwards are also subject to valuation allowances as the use of those carryforwards are not considered to be more likely than not.

At December 31, 2004, Chiron had federal net operating loss carryforwards, attributable to the acquisition of Matrix Pharmaceutical of approximately $46.5 million, which are available to offset future domestic taxable income ratably through 2021.

At December 31, 2004, Chiron had federal net operating loss carryforwards attributable to the acquisition of Sagres of $25.0 million. The available utilization of the net operating losses is limited in any one year under provisions of the Internal Revenue Code. As such, a significant portion of Sagres’s net operating loss carryforwards is expected to expire unutilized.

At December 31, 2004, Chiron had $19.9 million of state net operating loss carryforwards, which expire between 2010 and 2023 and state net operating loss carryforwards, attributable to the acquisition of Matrix Pharmaceutical of approximately $24.6 million, which are available to offset future state taxable income ratably through 2013 and state net operating loss carryforwards attributable to the acquisition of Sagres of approximately $20.6 million which are available to offset future state taxable income

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 19—Income Taxes (Continued)

ratably through 2015. The available utilization of the net operating losses is limited in any one year under provisions of the Internal Revenue Code. As such, a significant portion of Sagres’s net operating loss carryforwards is expected to expire unutilized.

At December 31, 2004, Chiron had state business tax credit carryovers of $28.5 million, which are available to offset future state tax liabilities without limitation, and foreign business tax credit carryovers of $15.0 million.

Note 20—Quarterly Financial Data (Unaudited)

During Chiron’s year-end financial statement review and Section 404 Sarbanes-Oxley review, Chiron determined that certain sales of the travel vaccine recorded as revenues in the second quarter of 2004 should not have been recorded as revenue at that time, and that portions of those sales should have been recorded as revenues in the third and fourth quarters of 2004 and possibly in later quarters.

In the third quarter of 2004, product sales were understated by $5.6 million, cost of sales were understated by $0.9 million and income taxes were understated by $1.2 million. This resulted in a $3.5 million understatement of income from continuing operations and net income and a $0.01 understatement of diluted income from continuing operations per share ($0.14 per share instead of the $0.13 per share as previously reported). On the September 30, 2004 consolidated balance sheet, current portion of unearned revenue was understated by $7.6 million and income taxes payable was overstated by $1.9 million.

In the second quarter of 2004, product sales were overstated by $13.9 million, cost of sales were overstated by $1.5 million and income taxes were overstated by $3.1 million. This resulted in a $9.3 million overstatement of income from continuing operations and net income and a $0.05 overstatement of diluted income from continuing operations per share ($0.12 per share instead of the $0.17 per share as previously reported). On the June 30, 2004 consolidated balance sheet, current portion of unearned revenue was understated by $12.3 million and income taxes payable was overstated by $3.1 million.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 20—Quarterly Financial Data (Unaudited) (Continued)

Income statement information previously reported in the second and third quarters of 2004 in our Quarterly Reports on Form 10-Q is restated as follows:

	2004
	Sept. 30	Sept. 30	June 30	June 30
	Reported	Restated	Reported	Restated
	(In thousands, except per share data)
Total revenues	$523,967	$529,536	$393,623	$379,752
Gross margin from net product sales (Cost of sales excludes amortization expense related to acquired developed products)	132,358	137,023	164,367	151,993
Income from continuing operations:
Income	23,948	27,447	32,093	22,812
Basic income per share	0.13	0.15	0.17	0.12
Diluted income per share	0.13	0.14	0.17	0.12
Net income:
Income	23,498	26,997	44,552	35,271
Basic income per share	0.13	0.14	0.24	0.19
Diluted income per share	0.12	0.14	0.23	0.18

	2004
		Sept. 30	June 30
	Dec. 31	Restated	Restated	Mar. 31
	(In thousands, except per share data)
Total revenues	$434,395	$529,536	$379,752	$379,672
Gross margin from net product sales (Cost of sales excludes amortization expense related to acquired developed products)	155,255	137,023	151,993	154,365
Income (loss) from continuing operations:
Income (loss)	(23,123)	27,447	22,812	26,927
Basic income (loss) per share	(0.12)	0.15	0.12	0.14
Diluted income (loss) per share	(0.12)	0.14	0.12	0.14
Net income (loss):
Income(loss)	(23,123)	26,997	35,271	39,772
Basic income (loss) per share	(0.12)	0.14	0.19	0.21
Diluted income (loss) per share	(0.12)	0.14	0.18	0.21

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 20—Quarterly Financial Data (Unaudited) (Continued)

	2003
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$554,581	$540,473	$350,272	$321,035
Gross margin from net product sales (Cost of sales excludes amortization expense related to acquired developed products)	234,103	258,294	148,508	133,031
Income (loss) from continuing operations:
Income (loss)	117,963	(20,153)	61,459	61,069
Basic income (loss) per share	0.63	(0.11)	0.33	0.33
Diluted income (loss) per share	0.59	(0.11)	0.32	0.32
Net income (loss):
Income (loss)	121,800	(18,979)	61,997	62,495
Basic income (loss) per share	0.65	(0.10)	0.33	0.33
Diluted income (loss) per share	0.61	(0.10)	0.33	0.33

Certain minor arithmetical variances between the table above and the Consolidated Financial Statements may arise due to rounding.

Historically, Chiron’s operating results have varied considerably from period to period due to the nature of Chiron’s collaborative, royalty and license arrangements and the seasonality of the vaccine products. In addition, the mix of products sold and the introduction of new products will affect the comparability of gross margins from quarter to quarter. As a consequence, Chiron’s results in any one quarter are not necessarily indicative of results to be expected for a full year.

Continuing Operations

The recent developments with respect to FLUVIRIN vaccine, as discussed above, impacted our results of operations for the third and fourth quarter 2004. Chiron did not release any FLUVIRIN product during the 2004-2005 influenza season. Chiron had no sales of FLUVIRIN vaccine in 2004 (other than $2.3 million in late 2003-2004 season sales), while FLUVIRIN vaccine sales were $219.2 million in 2003. In the third quarter 2004, Chiron wrote-off the entire inventory of FLUVIRIN vaccine, resulting in a $91.3 million charge to cost of sales which decreased diluted earnings per share by approximately $0.36 for the third quarter 2004. In the fourth quarter 2004, Chiron incurred remediation cost associated with our Liverpool facility of $2.6 million and incurred legal expenses of $12.1 million related to the FLUVIRIN developments discussed in Note 14 above, which increased diluted loss per share by approximately $0.06 for the fourth quarter 2004.

On July 2, 2004, Chiron acquired Sagres and Chiron accounted for the acquisition as an asset purchase and included Sagres’s operating results in its consolidated operating results beginning on July 2, 2004 (Note 5). Sagres is part of Chiron’s biopharmaceuticals segment. Chiron allocated $9.6 million of the purchase price to purchased-in-process research and development, which Chiron charged to earnings in the third quarter 2004.

In 2004, Chiron and Roche reached a settlement regarding our HIV patent in the U.S (Note 7). The settlement included a $78.0 million lump sum payment, of which $14.0 million was recognized in the third

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

Note 20—Quarterly Financial Data (Unaudited) (Continued)

quarter 2004. In addition, the settlement resulted in $31.8 million of previously deferred royalties and license payments, which was recognized in the third quarter 2004. The impact of these revenue items from the Roche settlement was an approximate $0.18 increase in diluted earnings per share in the third quarter 2004.

On June 12, 2004, certain LYONs holders, at their option, tendered $649.9 million in aggregate principal amount at maturity for purchase by Chiron. The purchase price for the LYONs was $584.31 in cash per $1,000 in principal amount at maturity. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. At December 31, 2004, there remains outstanding $80.1 million in aggregate principal amount at maturity and an accreted balance of $47.3 million for the LYONs.

On June 22, 2004, Chiron issued $385.0 million aggregate principal amount of convertible debentures, which mature on June 30, 2034. The convertible debentures accrue interest at a rate of 2.75% per year and interest is payable on June 30 and December 30 commencing on December 30, 2004.

On July 8, 2003, Chiron acquired PowderJect (Note 5), a company based in Oxford, England that develops and commercializes vaccines. Total revenues for PowderJect were $128.2 million and $116.5 million in the fourth quarter 2003 and the third quarter 2003, respectively. Gross margin from net product sales for PowderJect was $56.1 million and $69.6 million in the fourth quarter 2003 and the third quarter 2003, respectively.

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

Discontinued Operations (Note 4)

“Gain (loss) from discontinued operations, net of taxes” included a settlement with Bayer Corporation, primarily relating to a tax benefit as a result of the settlement payment. This settlement resulted in a net gain of $12.8 million in the first quarter of 2004.

“Gain (loss) from discontinued operations, net of taxes” also included a settlement agreement between Chiron and the IRS closing the open tax years 1996 to 1998. This settlement resulted in a tax benefit of approximately $12.5 million in the second quarter 2004.

“Gain (loss) from discontinued operations, net of taxes” included an income tax benefit of $3.8 million in the fourth quarter of 2003. The tax benefit related to the reversal of valuation allowances against deferred tax assets that were established at the time of the sale of Chiron Diagnostics, as the timing differences for which such valuation allowances relate have now been reversed or written off.

SCHEDULE II

CHIRON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

Description	Balance at Beginning of Year	Charged to Costs and Expenses, Net of Reversals	Utilizations	Balance At End of Year
	(In thousands)
2004:
Product returns and rebates allowance	$26,850	$18,106	$(18,245)	$26,711
Other accounts receivable allowance	10,015	17,662	(7,043)	20,634
Inventory reserves	35,117	42,591	(6,099)	71,609
Restructuring and reorganization accrual	645	2,519	(2,090)	1,074
2003:
Product returns and rebates allowance	$15,913	$19,537	$(8,600)	$26,850
Other accounts receivable allowance	7,630	3,615	(1,230)	10,015
Inventory reserves	32,762	13,314	(10,959)	35,117
Restructuring and reorganization accrual	334	1,654	(1,343)	645
2002:
Product returns and rebates allowance	$11,489	$15,660	$(11,236)	$15,913
Other accounts receivable allowance	7,283	1,869	(1,522)	7,630
Inventory reserves	26,892	15,740	(9,870)	32,762
Restructuring and reorganization accrual	693	—	(359)	334

In addition, to the charges reflected above for 2004, Chiron wrote-off the entire inventory of FLUVIRIN product in 2004, resulting in a $91.3 million charge to cost of sales.