Form 10-Q/A
period 2004-06-30
CHIRON CORP
filed 2005-04-06
CIK 706539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at July 30, 2004
Common Stock, $0.01 par value	187,718,517

EXPLANATORY NOTE

This Form 10Q/A (the “Report”) is being filed to amend Chiron Corporation’s (the “Company”) Quarterly Report on Form 10-Q filed on August 9, 2004  (the “Original Report”) for the quarterly period ended June 30, 2004 to reflect the restatement of the Company’s previously issued financial statements as of and for the three and six month periods ended June 30, 2004, and the notes related thereto, as described below, and to make related changes. The information in this Report presented as of the date of the Original Report does not reflect subsequent results, events or developments.  Such subsequent results, events or developments include, among others, the information and events subsequently described in our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K.  For a description of such subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Report.

Chiron has determined that certain sales of a travel vaccine recorded as revenues in the second quarter of 2004 should not have been recorded as revenue at that time, and that portions of those sales should have been recorded as revenues in the third and fourth quarters of 2004 and possibly in later quarters.  See Note 1 to Chiron’s Condensed Consolidated Financial Statements, included herein, for additional discussion.

Chiron has reflected the results of the restatement for the fiscal year ended December 31, 2004 in its Annual Report on Form 10-K for such year, filed with the SEC on March 16, 2005, and has restated its interim financial statements in this Report and in an additional Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004.

In 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” that the dilutive effect of contingently convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of Issue No. 04-8 would be on a retroactive basis and would require restatement of prior period diluted earnings per share. Chiron adopted EITF Issue No. 04-08 in the fourth quarter of 2004.  The adoption of EITF Issue No. 04-08 did not result in additional dilution to our diluted earnings per share from our $500.0 million convertible debentures due 2033 nor from our $385.0 million convertible debentures due 2034 for the three and six months ended June 30, 2004, as discussed in Note 2 to Chiron’s Condensed Consolidated Financial Statements.

CHIRON CORPORATION

Item 1. Financial Statements

CHIRON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$595,023	$364,270
Short-term investments in marketable debt securities	235,964	174,212
Total cash and short-term investments	830,987	538,482
Accounts receivable, net of allowances	329,856	382,933
Current portion of notes receivable	500	1,479
Inventories, net of reserves	275,574	199,625
Assets held for sale	3,044	2,992
Current net deferred income tax assets	59,992	50,204
Derivative financial instruments	3,871	9,463
Other current assets	78,217	72,471
Total current assets	1,582,041	1,257,649
Noncurrent investments in marketable debt securities	202,979	560,292
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	368,791	366,275
Laboratory, production and office equipment	614,178	615,814
Leasehold improvements	114,377	112,200
Construction-in-progress	175,956	144,162
	1,273,302	1,238,451
Less accumulated depreciation and amortization	(544,635)	(548,701)
Property, plant, equipment and leasehold improvements, net	728,667	689,750
Purchased technologies, net	226,297	236,707
Goodwill	806,759	787,587
Other intangible assets, net	464,695	486,889
Investments in equity securities and affiliated companies	114,633	121,576
Equity method investments	889	953
Noncurrent notes receivable	7,500	7,500
Noncurrent derivative financial instruments	—	7,391
Other noncurrent assets	51,030	38,875
	$4,185,490	$4,195,169

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,778	$102,201
Accrued compensation and related expenses	64,296	83,311
Current portion of capital lease	244	570
Current portion of unearned revenue	72,681	47,873
Income taxes payable	13,099	15,270
Other current liabilities	124,940	187,688
Total current liabilities	388,038	436,913
Long-term debt	938,087	926,709
Capital lease	157,075	157,677
Noncurrent derivative financial instruments	3,677	—
Noncurrent net deferred income tax liabilities	90,848	107,496
Noncurrent unearned revenue	35,330	45,564
Other noncurrent liabilities	85,776	69,448
Minority interest	7,984	7,002
Total liabilities	1,706,815	1,750,809
Commitments and contingencies
Stockholders’ equity:
Common stock	1,917	1,917
Additional paid-in capital	2,527,313	2,503,195
Deferred stock compensation	(18,929)	(12,871)
Accumulated deficit	(1,719)	(46,634)
Accumulated other comprehensive income	171,805	216,302
Treasury stock, at cost (4,063,000 shares at June 30, 2004 and 4,567,000 shares at December 31, 2003)	(201,712)	(217,549)
Total stockholders’ equity	2,478,675	2,444,360
	$4,185,490	$4,195,169

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Restated		Restated
Revenues:
Product sales, net	$281,221	$245,928	$562,287	$464,548
Revenues from joint business arrangement	28,532	27,475	58,893	53,927
Collaborative agreement revenues	3,828	3,624	10,343	7,738
Royalty and license fee revenues	55,196	66,876	109,988	120,300
Other revenues	10,975	6,369	17,913	24,794
Total revenues	379,752	350,272	759,424	671,307
Operating expenses:
Cost of sales	129,228	97,420	255,929	183,009
Research and development	100,326	89,915	198,736	172,045
Selling, general and administrative	106,857	80,226	211,597	153,268
Amortization expense	21,179	7,701	42,511	15,314
Other operating expenses	4,644	1,259	6,760	2,950
Total operating expenses	362,234	276,521	715,533	526,586
Income from operations	17,518	73,751	43,891	144,721
Interest expense	(6,452)	(2,839)	(12,377)	(6,301)
Interest and other income, net	19,809	11,613	35,883	25,931
Minority interest	(459)	(581)	(1,079)	(981)
Income from continuing operations before income taxes	30,416	81,944	66,318	163,370
Provision for income taxes	7,604	20,485	16,579	40,842
Income from continuing operations	22,812	61,459	49,739	122,528
Gain from discontinued operations	12,459	538	25,304	1,964
Net income	$35,271	$61,997	$75,043	$124,492
Basic earnings per share:
Income from continuing operations	$0.12	$0.33	$0.26	$0.66
Net income	$0.19	$0.33	$0.40	$0.67
Diluted earnings per share:
Income from continuing operations	$0.12	$0.32	$0.26	$0.65
Net income	$0.18	$0.33	$0.39	$0.66

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Restated		Restated
Net income	$35,271	$61,997	$75,043	$124,492
Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period	(15,784)	35,823	(37,412)	45,118

Unrealized gains (losses) from investments:
Net unrealized holding gains (losses) arising during the period, net of tax (provision) benefit of $4,610 and ($1,541) for the three months ended June 30, 2004 and 2003, respectively, and $2,112 and ($1,284) for the six months ended June 30, 2004 and 2003, respectively	6,267	3,083	7,544	2,640
Reclassification adjustment for net gains included in net income, net of tax provision of $2,965 and $1,834 for the three months ended June 30, 2004 and 2003, respectively, and $9,353 and $3,626 for the six months ended June 30, 2004 and 2003, respectively	(11,361)	(2,940)	(14,629)	(5,744)
Net unrealized gains (losses) from investments	(5,094)	143	(7,085)	(3,104)
Other comprehensive income (loss)	(20,878)	35,966	(44,497)	42,014
Comprehensive income	$14,393	$97,963	$30,546	$166,506

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
	Restated
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

The Condensed Consolidated Balance Sheet amounts at December 31, 2003, have been derived from audited financial statements. Historically, Chiron’s operating results have varied considerably from period to period due to the nature of Chiron’s collaborative, royalty and license arrangements and the seasonality of certain vaccine products. In addition, the mix of products sold and the introduction of new products will affect comparability from quarter to quarter. As a consequence, Chiron’s interim results in any one quarter are not necessarily indicative of results to be expected for a full year. This information should be read in conjunction with Chiron’s audited Consolidated Financial Statements as of and for the year ended December 31, 2003, which are included in the Annual Report on Form 10-K filed by Chiron with the Securities and Exchange Commission.

Restatement of Financial Statements

Chiron determined that certain sales of a travel vaccine recorded as revenues in the second quarter of 2004 should not have been recorded as revenue at that time, and that portions of those sales should have been recorded as revenues in the third and fourth quarters of 2004 and possibly in later quarters.

As a result of the restatement, for the three and six months ended June 30, 2004, product sales were reduced by $13.9 million, cost of sales were reduced by $1.5 million and income taxes were reduced by $3.1 million. This resulted in a $9.3 million reduction in income from continuing operations and net income and a $0.05 reduction of diluted income from continuing operations per share ($0.12 per share instead of the $0.17 per share as previously reported). On the June 30, 2004 consolidated balance sheet, the current portion of unearned revenue was increased by $12.3 million and income taxes payable was reduced by $3.1 million.

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

On July 8, 2003, Chiron acquired PowderJect Pharmaceuticals plc, a company based in Oxford, England that develops and commercializes vaccines. Chiron included PowderJect Pharmaceuticals’ operating results in its consolidated operating results beginning July 8, 2003. PowderJect Pharmaceuticals is part of Chiron’s vaccines segment.

Chiron is a limited partner in several venture capital funds. Chiron is obligated to pay up to $60.0 million over ten years in equity contributions to these venture capital funds, of which approximately $36.5 million was paid through June 30, 2004. Chiron accounts for these investments under the equity method of accounting.

Adoption of New Accounting Pronouncements

Financial Accounting Standards Board (or FASB) Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” as revised, requires a variable interest entity (or VIE) to be consolidated by a company if that company absorbs a majority of the VIEs expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003, however, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

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

Chiron’s blood-testing segment includes Chiron’s one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron accounts separately for research and development and manufacturing cost reimbursements and certain product sale revenues received from Ortho-Clinical Diagnostics, but relating to the joint business contractual arrangement. Chiron’s joint business arrangement with Ortho-Clinical Diagnostics is a contractual arrangement and is not a separate and distinct legal entity. Through Chiron’s joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. Prior to the first quarter 2003, Chiron had accounted for revenues relating to Ortho-Clinical Diagnostics’ non-U.S. affiliate sales on a one-quarter lag, with an adjustment of the estimate to actual in the subsequent quarter. More current information of Ortho-Clinical Diagnostics’ non-U.S. affiliate sales became available in the first quarter 2003, and as a result, Chiron is able to recognize revenues relating to Ortho-Clinical Diagnostics’ non-U.S. affiliate sales on a one-month lag. The effect of this change, net of tax, was an increase to net income by $3.2 million for revenue from the joint business contractual arrangement for the six months ended June 30, 2003.

Chiron currently owns a facility in London, England for international operations. This facility became available for sale in the fourth quarter of 2003 and Chiron expects to complete the sale of this facility within one year of the date it became available for sale. Chiron has committed to a plan to sell this facility and is actively marketing this facility. This facility is classified as “Assets held for sale” in the Condensed Consolidated Balance Sheet at June 30, 2004.

Chiron, prior to filing its financial statements on Form 10-Q, publicly releases an unaudited condensed balance sheet and statement of operations. Between the date of Chiron’s earnings release and the filing of Form 10-Q, reclassifications may be required. These reclassifications, when made, have no effect on income from continuing operations, net income or earnings per share. There has been no such reclassification in the second quarter 2004.

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

Income Taxes

The effective tax rate for the three and six months ended June 30, 2004 and 2003 was 25% of pretax income from continuing operations. The effective tax rate may be affected in future periods by changes in Chiron’s estimates with respect to the deferred tax assets, acquisitions and other items affecting the overall tax rate.

Put Options

Chiron has, in the past, used written put options to reduce the effective costs of repurchasing its common stock. After expiration of existing put options in the second quarter of 2003, Chiron discontinued the use of put options. Chiron had no put options outstanding at June 30, 2004.

Stock-Based Compensation

Chiron measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Compensation expense is based on the difference, if any, between the fair value of Chiron’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as “Deferred stock compensation” in the Condensed Consolidated Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. Compensation expense is included primarily in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations.

The following table illustrates the effect on net income and related net income per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income:
As reported	$35,271	$61,997	$75,043	$124,492
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,349	1,750	2,689	2,651
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	22,769	19,933	44,277	38,045
Pro forma	$13,851	$43,814	$33,455	$89,098

Basic net income per share:
As reported	$0.19	$0.33	$0.40	$0.67
Pro forma	$0.07	$0.24	$0.18	$0.48
Diluted net income per share:
As reported	$0.18	$0.33	$0.39	$0.66
Pro forma	$0.07	$0.23	$0.18	$0.47

Comprehensive Income

For the three and six months ended June 30, 2004 and 2003, the foreign currency translation component of comprehensive income relates to permanent investments in non-U.S. subsidiaries, and accordingly, was not adjusted for income taxes.

Treasury Stock

Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to “Additional paid-in capital.” Losses on reissuance of treasury stock are charged to “Additional paid-in capital” to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to “Accumulated deficit.” Chiron charged losses of $4.7 million and $30.1 million for the three and six months ended June 30, 2004, respectively, and $16.3 million and $23.8 million for the three and six months ended June 30, 2003, respectively, to “Accumulated deficit” in the Condensed Consolidated Balance Sheets.

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

Contingently convertible debt instruments (“CoCos”) are included in diluted earnings per share, if dilutive. For the three and six months ended June 30, 2004, Chiron’s $500.0 million contingently convertible debentures due 2033 (“2033 Debentures”) and Chiron’s $385.0 million contingently convertible debentures due 2034 (“2034 Debentures”) were excluded from the computations of diluted earnings per share as each of these CoCos were not dilutive.

The following table sets forth the computations for basic and diluted earnings per share on income from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income (Numerator):
Income from continuing operations	$22,812	$61,459	$49,739	$122,528
Shares (Denominator):
Weighted-average common shares outstanding	188,275	186,408	187,952	186,584
Effect of dilutive securities:
Stock options and equivalents	2,710	3,550	3,450	3,294
Put options	—	5	—	3

Weighted-average common shares outstanding, plus impact from assumed conversions	190,985	189,963	191,402	189,881
Basic earnings per share	$0.12	$0.33	$0.26	$0.66

Diluted earnings per share	$0.12	$0.32	$0.26	$0.65

The following table sets forth the computations for basic and diluted earnings per share on net income (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income (Numerator):
Net income	$35,271	$61,997	$75,043	$124,492
Shares (Denominator):
Weighted-average common shares outstanding	188,275	186,408	187,952	186,584
Effect of dilutive securities:
Stock options and equivalents	2,710	3,550	3,450	3,294
Put options	—	5	—	3
Weighted-average common shares outstanding, plus impact from assumed conversions	190,985	189,963	191,402	189,881
Basic earnings per share	$0.19	$0.33	$0.40	$0.67
Diluted earnings per share	$0.18	$0.33	$0.39	$0.66

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

The dilutive effect of CoCos must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. For the three and six months ended June 30, 2004, 7.3 million shares of common stock issuable upon conversion of the 2033 Debentures were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive.  If the 2034 Debentures are tendered for conversion, the value (“Conversion Value”) of cash and shares of Chiron’s common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures will be determined by multiplying the applicable conversion rate by a weighted average price. Chiron will deliver the Conversion Value to debenture holders as follows: (1) an amount in cash (“Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the debentures to be converted and (b) the aggregate principal amount of the debentures to be converted and (2) if the aggregate Conversion Value of the debentures to be converted is greater that the Principal Return, an amount in shares (“Net Shares”) equal to the aggregate Conversion Value less the Principal Return (“Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by a weighted average price. If dilutive, common shares to be added to the diluted shares outstanding would be determined by the net share settlement of the 2034 Debentures. For the three and six months ended June 30, 2004, the assumed conversion of the 2034 Debentures was not dilutive.

For the three and six months ended June 30, 2004, 4.1 million and 6.2 million shares of common stock that would be issued upon conversion of the Liquid Yield Option Notes (LYONs) were excluded from the computations of diluted earnings per share, as their inclusion would be antidilutive. For each of the three and six months ended June 30, 2003, 5.2 million shares of common stock that would be issued upon conversion of the LYONs were excluded from the computation of diluted earnings per share, as their inclusion would be antidilutive. During the second quarter of 2004, Chiron was required to purchase a significant portion of the LYONs as discussed in Note 7 “Debt Obligations”.

Note 3—Discontinued Operations

In a strategic effort to focus on its core businesses of blood-testing, vaccines and biopharmaceuticals, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively.

In the first quarter 2003, Chiron and Bayer Corporation reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron Diagnostics. Under this settlement agreement, Chiron was required to make a payment to Bayer during the first quarter 2003. Pursuant to this settlement, Chiron recorded a charge, net of adjustment to its previously provided reserve for indemnity obligations, of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million which was reported as a “Gain from discontinued operations” for the six months ended June 30, 2003.

In the second quarter 2003, we reversed approximately $0.5 million related to unutilized reserves of Chiron Diagnostics and Chiron Vision, which were recorded as a “Gain from discontinued operations” for the three and six months ended June 30, 2003.

Chiron and Bayer also were involved in a separate dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, Chiron made a payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. Chiron released previously established reserves in excess of the required payments for the indemnity obligations in the first quarter of 2004. This settlement resulted in a benefit of $0.3 million and an income tax benefit of $12.5 million, resulting in a net gain of $12.8 million, which was reported as a “Gain from discontinued operations” for the six months ended June 30, 2004.

In the second quarter 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement Chiron recognized a tax benefit of approximately $12.5 million, which was reported as a “Gain from discontinued operations” for the three and six months ended June 30, 2004.

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

PowderJect Pharmaceuticals is part of Chiron’s vaccines segment. PowderJect Pharmaceuticals’ products, including vaccines for influenza, expand Chiron’s portfolio of vaccine products. Chiron accounted for the acquisition as a business combination and included PowderJect Pharmaceuticals’ operating results in its consolidated operating results beginning July 8, 2003.

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

For acquisition costs related to PowderJect Pharmaceuticals, Chiron paid $4.0 million for the six months ended June 30, 2004. These payments are reflected in the Condensed Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the six months ended June 30, 2004.

Chiron paid $1.0 million and $0.2 million related to severance payments included in acquisition costs for PathoGenesis Corporation and Matrix Pharmaceutical, respectively, for the six months ended June 30, 2003. These payments are reflected in the Condensed Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the six months ended June 30, 2003.

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

(1)                               Upon acquisition of a 100% interest in Chiron Behring by the second quarter 1998, Chiron acquired a portfolio of products that were created by Behring and are currently being sold internationally. These products embody Chiron Behring’s proprietary “know-how” consisting of unpatented technology and trade secrets. Since the unpatented technology and trade secrets meet the separability criterion, Chiron has recognized them collectively as a separate intangible asset apart from goodwill in accordance with SFAS No. 141, “Business Combinations”.

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

Note 6—Segment Information

Chiron is organized based on the products and services that it offers. Under this organizational structure, there are three reportable segments: (i) blood-testing, (ii) vaccines and (iii) biopharmaceuticals. The blood-testing segment consists of an alliance with Gen-Probe Incorporated and Chiron’s one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company. Chiron’s alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood and plasma products for viral infection. Chiron’s joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. Through Chiron’s joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. The vaccines segment consists principally of adult and pediatric vaccines for viral and bacterial infections. Chiron sells these vaccines primarily in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets. The vaccines segment is also involved in the development of novel vaccines and vaccination technology. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious diseases, using the development and acquisition of technologies related to therapeutic proteins and small molecules.

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

The accounting policies of Chiron’s reportable segments are the same as those described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies above and in Chiron’s Annual Report on Form 10-K for the year ended December 31, 2003. Chiron evaluates the performance of its segments based on each segment’s income (loss) from continuing operations.

The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Blood-testing:
Product sales, net:
Procleix® System	$60,589	$45,981	$122,475	$88,104
Ortho-Clinical Diagnostics	6,608	7,123	12,842	13,531
Total product sales, net	67,197	53,104	135,317	101,635
Revenues from joint business arrangement	28,532	27,475	58,893	53,927
Collaborative agreement revenues	2,325	2,340	4,389	4,289
Royalty and license fee revenues	16,267	23,160	32,701	38,796
Other revenues	235	—	430	—
Total blood-testing revenues	114,556	106,079	231,730	198,647

Vaccines:
Product sales, net:
Influenza vaccines	8,207	3,783	15,912	8,036
Menjugate®	5,016	13,696	9,565	21,234
Travel vaccines	26,261	23,052	49,271	48,752
Pediatric and other vaccines	47,619	45,026	98,802	75,939
Total product sales, net	87,103	85,557	173,550	153,961
Collaborative agreement revenues	1,214	166	5,180	167
Royalty and license fee revenues	25	3,343	2,675	6,529
Other revenues	5,914	3,218	9,556	6,009
Total vaccines revenues	94,256	92,284	190,961	166,666

Biopharmaceuticals:
Product sales, net
Betaseron®	31,626	30,478	61,762	59,778
TOBI®	51,342	38,984	103,866	79,718
Proleukin®	35,057	29,381	66,925	55,364
Other	8,896	8,424	20,867	14,092
Total product sales, net	126,921	107,267	253,420	208,952
Collaborative agreement revenues	289	1,118	774	3,282
Royalty and license fee revenues	15,183	20,758	32,480	38,574
Other revenues	4,826	3,151	7,927	18,785
Total biopharmaceuticals revenues	147,219	132,294	294,601	269,593
Other:
Royalty and license fee revenues	23,721	19,615	42,132	36,401
Total revenues	$379,752	$350,272	$759,424	$671,307

Income (loss) from continuing operations
Blood-testing	$59,208	$62,441	$122,848	$113,003
Vaccines	(46,313)	794	(96,352)	(4,508)
Biopharmaceuticals	8,777	8,353	28,026	33,452
Other	(4,154)	2,163	(10,631)	2,774
Segment income from operations	17,518	73,751	43,891	144,721
Interest expense	(6,452)	(2,839)	(12,377)	(6,301)
Interest and other income, net	19,809	11,613	35,883	25,931
Minority interest	(459)	(581)	(1,079)	(981)
Income from continuing operations before income taxes	$30,416	$81,944	$66,318	$163,370

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

Bond issuance costs in connection with the issuance of the debentures amounted to approximately $8.6 million and are being amortized to interest expense on a straight-line basis, which approximated the effective interest method, over six years, which represents the period from the issue date to the earliest put date. Bond issuance costs are recorded in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets at June 30, 2004.

Liquid Yield Option Notes

In June 2001, Chiron issued zero coupon Liquid Yield Option Notes (LYONs) with a face value of $730.0 million and a yield to maturity of 2.0%. The LYONs were carried net of an original issue discount of $328.2 million, which was being accreted to interest expense over the life of the LYONs using the effective interest method. No beneficial conversion feature existed at the time of the issuance of the LYONs. The LYONs mature on June 12, 2031, at a face value of $1,000 per note. The LYONs are uncollateralized and unsubordinated, and rank equal in right of payment to Chiron’s existing and future uncollateralized and unsubordinated indebtedness.

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

Chiron is party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, claims of product liability and other issues. While there is no assurance that an adverse determination of any of such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon Chiron’s consolidated financial position and results of operations or cash flows.

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

In the second quarter 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement, Chiron recognized a tax benefit of approximately $12.5 million, which was reported as a “Gain from discontinued operations”, as discussed in Note 3 “Discontinued Operations” and a continuing operations tax benefit of $1.1 million for the three and six months ended June 30, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This 10-Q contains forward-looking statements regarding our expectations, hopes or intentions regarding the future, including statements relating to sales growth, product development initiatives, new product marketing, acquisitions, competition, in- and out-licensing activities and expected cost savings that involve risks and uncertainties and are subject to change. You should read the discussion below in conjunction with Part I, Item 1.,”Financial Statements,” of this 10-Q and Part II, Items 7., 7A. and 8., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data,” respectively, of our Annual Report on Form 10-K for the year ended December 31, 2003. The forward-looking statements contained in this 10-Q reflect our current beliefs and expectations on the date of this 10-Q. Actual results, performance or outcomes may differ from current expectations. Our actual performance may differ from current expectations due to many factors, including the outcome of clinical trials, regulatory review and approvals, manufacturing capabilities, intellectual property protections and defenses, stock-price and interest-rate volatility, and marketing effectiveness. In particular, there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products, or achieve market acceptance for such new products. There can be no assurance that our out-licensing activity will generate significant revenue, or that our in-licensing activities will fully protect us from claims of infringement by third parties. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including stockholder and regulatory approvals and the integration of operations. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, under the caption “Factors That May Affect Future Results” in this 10-Q. Consistent with SEC Regulation FD, we do not undertake an obligation to update the forward-looking information contained in this 10-Q.

As discussed in Note 1 to our Condensed Consolidated Financial Statements, we determined that certain sales of a travel vaccine recorded as revenues in the second quarter of 2004 should not have been recorded as revenue at that time, and that portions of those sales should have been recorded as revenues in the third and fourth quarters of 2004 and possibly in later quarters. As a result, we determined to restate the financial statements included in our Quarterly Reports on 10-Q for such quarters. The restatement is reflected in management’s discussion and analysis of financial condition and results of operations below.

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

On July 8, 2003, we acquired PowderJect Pharmaceuticals plc, a company based in Oxford, England that develops and commercializes vaccines. We accounted for the acquisition of this business under the purchase method of accounting and included PowderJect Pharmaceuticals’ operating results in our consolidated operating results beginning July 8, 2003. PowderJect Pharmaceuticals is part of our vaccines segment.

Income from continuing operations was $22.8 million, or $0.12 per diluted share, and $61.5 million or $0.32 per diluted share, for the three months ended June 30, 2004 and 2003, respectively and $49.7 million, or $0.26 per diluted share, and $122.5 million, or $0.65 per diluted share, for the six months ended June 30, 2004 and 2003, respectively. These declines were primarily due to (i) the effect of our acquisition of PowderJect, which includes amortization expense from intangible assets associated with the acquisition and (ii) the contractual decline in the Betaseron® royalty rate. As a result of our acquisition of PowderJect, which has flu sales primarily in the second half of the year, our earnings per share from continuing operations declined $0.12 per diluted share for the three months ended June 30, 2004 and $0.23 per diluted share for the six months ended June 30, 2004. Our earnings per share from continuing operations declined $0.04 per diluted share for the three months ended June 30, 2004 and $0.08 per diluted share for the six months ended June 30, 2004 as a result of the decline in the Betaseron® royalty rate.

Total revenues were $379.8 million and $350.3 million for the three months ended June 30, 2004 and 2003, respectively, and $759.4 million and $671.3 million for the six months ended June 30, 2004 and 2003, respectively. Product sales were $281.2 million and $245.9 million for the three months ended June 30, 2004 and 2003, respectively, and $562.3 million and $464.5 million for the six months ended June 30, 2004 and 2003, respectively. Our total revenues were affected by the movement in exchange rates, in particular the movements in the Euro and British Pound against the U.S. dollar. The movement in exchange rates added approximately 2% and 3% to our total revenues for the three and six months ended June 30, 2004, respectively. However, since our Euro and British Pound expenses have also increased due to the movement in exchange rates, our earnings per share from continuing operations declined $0.01 and $0.03 per diluted share for the three and six months ended June 30, 2004, respectively, due to higher expenses compared to revenues in Euros and British Pounds.

For the three months ended June 30, 2004, increases in product sales were seen across all three of our business units, in particular Procleix® products, TOBI® tobramycin and Proleukin®. For the six months ended June 30, 2004, increases in product sales were also seen across all three of our business units, in particular Procleix® products, TOBI®, pediatric and other vaccines, and Proleukin®. Revenues from the joint business arrangement, royalty and license fees, collaborative agreement revenues and other revenues were $98.5 million and $104.3 million for the three months ended June 30, 2004 and 2003, respectively, and $197.1 and $206.8 million for the six months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, these revenues decreased primarily due to the decline in the Betaseron® royalty rate and the timing of license fees from our intellectual property portfolio. The decrease was offset by increased profitability of the joint business arrangement and contract manufacturing activities. For the six months ended June 30, 2004 compared to the six months ended June 30, 2003, these revenues decreased primarily due to the Biogen and Serono settlements in connection with the McCormick patents owned by Schering’s U.S. subsidiary, Berlex, reported in the six months ended June 30, 2003, the decline in the Betaseron® royalty rate and the timing of license fees from our intellectual property portfolio. This decrease was offset by increased profitability of the joint business arrangement, contract manufacturing activities and royalties from our hepatitis C virus and HIV-related patents.

Gross margins were 54% and 60% for the three months ended June 30, 2004 and 2003, respectively, and 54% and 61% for the six months ended June 30, 2004 and 2003, respectively. For the three and six months ended June 30, 2004, gross margins decreased due to a decline in the gross margin of the vaccines business, a reduction in the royalty rate related to Betaseron® and the increased cost of producing the Betaseron® pre-filled diluent syringe.

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

Our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Chiron’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Ortho-Clinical Diagnostics    Under the joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc., we manufacture bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. We recognized product sales under this arrangement of $6.6 million and $7.1 million for the three months ended June 30, 2004 and 2003, respectively, and $12.8 million and $13.5 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in product sales for the three and six months ended June 30, 2004 as compared with the three and six months ended June 30, 2003, primarily related to the timing of manufacturing services under the arrangement. We also supply bulk antigens for Ortho-Clinical Diagnostics to be included in products to be sold by Bayer under a June 2001 agreement with Ortho-Clinical Diagnostics and Bayer Corporation (see also “Royalty and license fee revenues–Bayer” below).

We expect competitive pressures related to our blood-testing products to continue, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1. “Business-Competition” of our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue from joint business arrangement    Revenues from our joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc. were $28.5 million and $27.5 million for the three months ended June 30, 2004 and 2003, respectively, and $58.9 million and $53.9 million for the six months ended June 30, 2004 and 2003, respectively. The increase in revenues from our joint business arrangement for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 primarily resulted from (i) increased profitability of Ortho-Clinical Diagnostics’ foreign affiliates and (ii) an increase in royalties. These increases were offset by the timing of Ortho-Clinical Diagnostics’ shipments to third parties and an adjustment of the first quarter 2004 estimate of revenue to actual results. The increase in revenues from our joint business arrangement for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 primarily resulted from (i) higher profits from Ortho-

Clinical Diagnostics’ U.S. operations and foreign affiliates and (ii) an increase in royalties. These increases are offset by a one-time benefit for the three months ended March 31, 2003 due to a change in estimate from a three-month lag to a one-month lag relating to the Ortho-Clinical Diagnostics, Inc.’s non-U.S. affiliate sales.

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

F. Hoffmann-La Roche settlement    In October 2000, we entered into three license agreements with F. Hoffmann-La Roche Limited and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV intellectual property. Two agreements relate to in vitro diagnostic products. See “Other–Royalty and license fee revenues” below. The third agreement for blood screening was superseded in May 2001 by two new agreements, one for each of hepatitis C virus and HIV. Revenues under these agreements were $14.6 million and $14.2 million for the three months ended June 30, 2004 and 2003, respectively, and $29.6 million and $28.6 million for the six months ended June 30, 2004 and 2003, respectively. The increase for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 related to a positive adjustment of the fourth quarter 2003 estimate to actual results. Under these new agreements, royalties continue through the lives of the hepatitis C virus and HIV-related patents covering F. Hoffmann-La Roche’s nucleic acid testing products. Currently, the applicable issued hepatitis C virus-related patents begin to expire in 2015 for the U.S. and in 2010 for Europe. Currently, the applicable issued HIV-related patent in Europe expires in 2005. An HIV-related patent was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. As permitted under the terms of its licensing agreement, F. Hoffmann-La Roche instituted arbitration proceedings in regard to the application of the U.S. patent. We have deferred recognition of $5.5 million and $1.3 million as of June 30, 2004 and 2003, of royalty revenue, respectively. During any pending arbitration proceedings, F. Hoffmann-La Roche remains obligated to make all quarterly royalty payments, subject to a right to be reimbursed by us if it is determined in the arbitration that such royalty payments were not due.

Bayer    In June 2001, Chiron and Ortho-Clinical Diagnostics, Inc. entered into an agreement with Bayer Corporation for the clinical diagnostic market. Under this agreement, Bayer manufactures and sells certain of Ortho-Clinical Diagnostics’ hepatitis C virus and HIV immunodiagnostic products for use on Bayer’s instrument platforms. Bayer paid us a license fee of $45.3 million, which we deferred (due to our continuing manufacturing obligations) and began recognizing as revenue in the third quarter 2001. We will recognize the remaining amount ratably through 2010.

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

Vaccines

Product sales    We sell flu, meningococcal, travel, pediatric, and other vaccines in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets. Vaccine product sales were $87.1 million and $85.6 million for the three months ended June 30, 2004 and 2003, respectively, and $173.6 million and $154.0 million for the six months ended June 30, 2004 and 2003, respectively.

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

Sales of our travel vaccines, comprised of tick-borne encephalitis and rabies vaccines and two products we obtained as part of our third quarter 2003 acquisition of PowderJect Pharmaceuticals, Arilvax, and Dukoral, were $26.3 million and $23.1 million for the three months ended June 30, 2004 and 2003, respectively, and $49.3 million and $48.8 million for the six months ended June 30, 2004 and 2003, respectively. The increase in travel vaccines for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 as well as the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 is primarily due to increased demand for our rabies vaccines in the U.S., primarily due to a product recall from a competitor, Europe and Asia and additional sales of travel vaccine products following our acquisition of PowderJect Pharmaceuticals.  For the three and six months ended June 30, 2004 as compared with the three and six months ended June 30, 2003, the increase was partially offset by lower sales of our tick-borne encephalitis vaccine for the three and six months ended June 30, 2004. Such lower sales of tick-borne encephalitis for the three and six months ended June 30, 2004 were due to higher sales in the fourth quarter of 2003, which is typically sold in the first half of the year.

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

We expect competitive pressures related to many of our vaccine products to continue into the future, primarily as a result of the introduction of competing products into the market, including, but not limited to, new combination vaccines, as listed in Part I, Item 1., “Business–Competition” of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Gross profit    Vaccines gross profit as a percentage of net product sales was 34% and 56% for the three months ended June 30, 2004 and 2003, respectively, and 34% and 52% for the six months ended June 30, 2004 and 2003, respectively. The decrease in gross profit margins for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 was primarily due to additional product reserves in the second quarter 2004 as well as reduced sales and margins of the Menjugate® product and reduced sales of our tick-borne encephalitis vaccine. The decrease in gross profit margins for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 was primarily due to the addition of PowderJect facilities, a portion of which traditionally is not in flu production for a significant part of the first quarter, and additional product reserves in the second quarter 2004 as well as reduced sales and margins of the Menjugate® product and reduced sales of our tick-borne encephalitis vaccine.

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

Betaseron® interferon beta-1b    We manufacture interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively “Schering”), under the trade names Betaseron® (in the U.S and other non-European markets) and Betaferon® (in Europe). Boehringer Ingelheim also supplies Betaferon® to Schering for sale in Europe. For product manufactured by us, we recognize a portion of revenue for product sales upon shipment to Schering and the remainder based on a contractual percentage of sales by Schering, both of which we record as product sales. For product manufactured by Boehringer Ingelheim and marketed by Schering in Europe under the trade name Betaferon®, we receive royalties calculated at the same percentage of sales less the amount paid or incurred by Schering for supply costs, which we record in royalty and license fee revenues. Starting in the fourth quarter 2003, the amount we record as product sales, based on a percentage of sales by Schering, and Betaferon® royalties, declined by five percentage points pursuant to our contractual agreement with Schering. As a result, we estimate that the percentage of sales per unit on which our payments are based will decrease, reducing our per unit revenue by approximately 18% (for sales of Chiron product) and approximately 34% (for royalties from sales of Boehringer Ingelheim product) from that received prior to the decline. However, there are a number of mitigating considerations, including (i) the transitional supply agreement, discussed in “Royalty and license fee revenues–Betaferon® interferon beta-1b” below, (ii) the volume mix of Chiron product and Boehringer Ingelheim product and (iii) the launch of product upgrades with ease-of-use features. We believe these considerations will partially offset this contractual change. In order to supply Betaferon® to Schering, we continue to make capital improvements to our existing manufacturing facilities to increase capacity.

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

Wholesale ordering patterns, reimbursement and government pressures, competition, foreign currency exchange rates and the level of rebates may influence future biopharmaceutical sales. We expect competitive pressures related to many of our biopharmaceutical products to continue into the future, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1., “Business–Competition” of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Betaferon® interferon beta-1b    We manufacture interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively “Schering”), under the trade names Betaseron® (in the U.S and other non-European markets) and Betaferon® (in Europe). Boehringer Ingelheim also supplies Betaferon® to Schering for sale in Europe. For product manufactured by Boehringer Ingelheim, we receive royalties calculated as a percentage of sales less the amount paid or incurred by Schering for supply costs, including Schering’s cost to purchase product from Boehringer Ingelheim.

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

Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable ratably through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to F. Hoffmann-La Roche’s use of our hepatitis C virus-related patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to F. Hoffmann-La Roche’s use of our hepatitis C virus-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001. Royalty revenues increased for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 as well as for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, primarily as a result of an increase in quarterly minimum amounts we recognize under this agreement, an increase in the positive adjustment of estimated to actual royalty revenue recorded in the subsequent quarter and increased product sales recognized by F. Hoffman-La Roche.

The HIV agreement also provides for royalties on future sales related to F. Hoffmann-La Roche’s use of our HIV-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld our HIV-related patent. Royalty revenues recognized under this agreement for the three and six months ended June 30, 2004 were consistent with the three and six months ended June 30, 2003, respectively.

Under these agreements, such royalties will continue through the lives of the hepatitis C virus and HIV-related patents covering F. Hoffmann-La Roche’s nucleic acid testing products. Currently, the applicable issued hepatitis C virus-related patents expire in 2015 for the U.S. and in 2010 for Europe. Currently, the applicable issued HIV-related patent in Europe expires in 2005. An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. The issuance of the patent triggered a milestone payment to Chiron of $10.0 million from F. Hoffmann-La Roche, which was received in April 2003. As permitted under the terms of its licensing agreement, F. Hoffmann-La Roche has decided to institute arbitration proceedings in regard to the application of the U.S. patent. We have deferred recognition of this $10.8 million milestone payment and interest as of June 30, 2004 and $16.3 million and $3.8 million of royalty revenue as of June 30, 2004 and 2003, respectively. During any pending arbitration proceedings, F. Hoffmann-La Roche remains obligated to make all quarterly royalty payments, subject to a right to be reimbursed by Chiron if it is determined in the arbitration that such royalty payments were not due.

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

Management believes the acquisition of PowderJect Pharmaceuticals may cause an increase in the future effective tax rate and is in the process of evaluating certain options that may mitigate any potential increase. Specifically, most of PowderJect Pharmaceuticals’ profits are earned in the United Kingdom subject to a 30% marginal tax rate.

Discontinued operations    During the three months ended June 30, 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement we recognized for the three months ended June 30, 2004 a tax benefit of $12.5 million for discontinued operations.

Chiron and Bayer were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, we made a payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. We released previously established reserves in excess of the required payments for the indemnity obligations in the first quarter of 2004. This settlement resulted in a benefit of $0.3 million and an income tax benefit of $12.5 million, resulting in a net gain of $12.8 million, which was reported as a “Gain from discontinued operations” for the six months ended June 30, 2004.

During the three months ended June 30, 2003, we reversed approximately $0.5 million related to unutilized reserves of Chiron Diagnostics and Chiron Vision, which were recorded as a “Gain from discontinued operations” for the three months ended June 30, 2003.

During the three months ended March 31, 2003, Chiron and Bayer Corporation reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron

Diagnostics. Under this settlement agreement, we were required to make a payment to Bayer during the first quarter 2003. Pursuant to this settlement, we recorded a charge, net of adjustment to our previously provided reserve for indemnity obligations, of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million, which was reported as a “Gain from discontinued operations” for the six months ended June 30, 2003.

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

As of June 30, 2004, Novartis had also guaranteed $173.3 million of Chiron’s lease commitments for a six-year lease to rent a research facility in Emeryville, California.

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

As of June 30, 2004, our total debt was $938.0 million. Our level of debt could restrict our operations and make it more difficult for us to satisfy our obligations under the 2033 and the 2034 convertible debentures (“the debentures”). Among other things, our level of debt may:

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

We have an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, and as a result of subsequent stock issuances by Chiron, Novartis’ ownership interest in Chiron was approximately 42% as of June 30, 2004. The governance agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron’s certificate of incorporation or by-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis’ request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock.

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

Item 4. Controls and Procedures

(a)          Evaluation of disclosure controls and procedures As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2004, Chiron carried out an evaluation under the supervision and with the participation of Chiron’s management, including Chiron’s CEO and CFO, of the effectiveness of the design and operation of Chiron’s disclosure controls and procedures. Based on that evaluation, Chiron’s management, including the CEO and CFO, concluded that as of June 30, 2004, Chiron’s disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   The following paragraphs discuss the reasons and matters on which this conclusion was based.

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

(b)          Remediation steps to address material weakness We have an ongoing process of analyzing and attempting to improve our internal controls, including those related to the matters identified above. With regard to the revenue recognition material weakness, the Company is taking steps designed to provide its sales force with the necessary training with respect to applicable accounting principles so that the sales force understands the impact of its activities on the Company’s financial reporting. In addition, we intend to take steps to implement processes to provide that changes to our standard terms of sale will need specified levels of approval prior to being made, such as approval from finance and legal departments or personnel. Additionally, the Company is in the process of establishing a remediation plan to address the ineffective controls related to the annual tax provision process. The remediation plan is expected to include consideration and identification of additional controls and reconciliations and the consideration and implementation of different analytical tools in order to enhance the analysis and calculation of the tax provision. With regard to the legal services accrual material weakness, we are taking steps to increase awareness and understanding of the accruals process by providing training to the legal department and redesigning the processes related to estimating the accrual and the timely recording of legal invoices, and we are also working to improve communication between the finance and legal departments.

(c)           Changes in internal controls There have been no significant changes in Chiron’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended June 30, 2004. Refer to Item 4(b) for a discussion of remediation activities in connection with the material weaknesses in internal control over financial reporting referred to above.

Item 6. Exhibits

(a)                               Exhibits

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CHIRON CORPORATION

June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chiron has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: April 6, 2005

	By:	/s/ HOWARD H. PIEN
Howard H. Pien
Chief Executive Officer

DATE: April 6, 2005
	By:	/s/ DAVID V. SMITH
David V. Smith
Vice President and Chief Financial Officer