Form 10-Q/A
period 2004-09-30
CHIRON CORP
filed 2005-04-06
CIK 706539

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

EXPLANATORY NOTE

This Form 10Q/A (the “Report”) is being filed to amend Chiron Corporation’s (the “Company”) Quarterly Report on Form 10-Q filed on November 2, 2004 (the “Original Report”), as previously amended on December 16, 2004, for the quarterly period ended September 30, 2004 to reflect the restatement of the Company’s previously issued financial statements as of and for the three and nine month periods ended September 30, 2004, and the notes related thereto, as described below, and to make related changes.  The information in this Report as of the date of the Original Report does not reflect subsequent results, events or developments.  Such subsequent results, events or developments include, among others, the information and events subsequently described in our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K.  For a description of such subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Report.

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

Chiron has reflected the results of the restatement for the fiscal year ended December 31, 2004 in its Annual Report on Form 10-K for such year, filed with the SEC on March 16, 2005 and has restated its interim financial statements in this Report and in an additional Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2004.

In 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” that the dilutive effect of contingently convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of Issue No. 04-8 would be on a retroactive basis and would require restatement of prior period diluted earnings per share. Chiron adopted EITF Issue No. 04-08 in the fourth quarter of 2004.  The adoption of EITF Issue No. 04-08 did not result in additional dilution to our diluted earnings per share from our $500.0 million convertible debentures due 2033 nor from our $385.0 million convertible debentures due 2034 for the three and nine months ended September 30, 2004, as discussed in Note 2 to Chiron’s Condensed Consolidated Financial Statements.

CHIRON CORPORATION

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003	5

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2004 and 2003	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 4. Controls and Procedures	46

PART II. OTHER INFORMATION

ITEM 6. Exhibits	47

SIGNATURES	48

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

CHIRON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,045	$102,201
Accrued compensation and related expenses	78,470	83,311
Current portion of capital lease	944	570
Current portion of unearned revenue	37,802	47,873
Income taxes payable	4,746	15,270
Other current liabilities	159,886	187,688
Total current liabilities	394,893	436,913
Long-term debt	940,295	926,709
Capital lease	157,014	157,677
Noncurrent derivative financial instruments	4,928	—
Noncurrent net deferred income tax liabilities	101,288	107,496
Noncurrent unearned revenue	30,525	45,564
Other noncurrent liabilities	86,462	69,448
Minority interest	8,498	7,002
Total liabilities	1,723,903	1,750,809
Commitments and contingencies
Stockholders’ equity:
Common stock	1,917	1,917
Additional paid-in capital	2,527,877	2,503,195
Deferred stock compensation	(15,572)	(12,871)
Retained earnings (Accumulated deficit)	16,269	(46,634)
Accumulated other comprehensive income	171,460	216,302
Treasury stock, at cost (4,999,000 shares at September 30, 2004 and 4,567,000 shares at December 31, 2003)	(242,523)	(217,549)
Total stockholders’ equity	2,459,428	2,444,360
	$4,183,331	$4,195,169

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Restated		Restated
Revenues:
Product sales, net	$375,549	$432,674	$937,836	$897,222
Revenues from joint business arrangement	34,017	26,058	92,910	79,985
Collaborative agreement revenues	4,124	7,816	14,467	15,554
Royalty and license fee revenues	111,396	66,237	221,384	186,537
Other revenues	4,450	7,688	22,363	32,482
Total revenues	529,536	540,473	1,288,960	1,211,780
Operating expenses:
Cost of sales (excludes amortization expense related to acquired developed products)	238,526	174,380	494,455	357,389
Research and development	103,000	97,519	301,736	269,564
Selling, general and administrative	114,531	105,818	326,128	259,086
Amortization expense	20,566	19,821	63,077	35,135
Purchased in-process research and development	9,629	122,700	9,629	122,700
Other operating expenses	1,280	4,779	8,040	7,729
Total operating expenses	487,532	525,017	1,203,065	1,051,603
Income from operations	42,004	15,456	85,895	160,177
Interest expense	(7,063)	(6,222)	(19,440)	(12,523)
Interest and other income, net	5,369	5,239	41,252	31,170
Minority interest	(504)	(443)	(1,583)	(1,424)
Income from continuing operations before income taxes	39,806	14,030	106,124	177,400
Provision for income taxes	12,359	34,183	28,938	75,025
Income (loss) from continuing operations	27,447	(20,153)	77,186	102,375
Gain (loss) from discontinued operations	(450)	1,174	24,854	3,138
Net income (loss)	$26,997	$(18,979)	$102,040	$105,513
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$(0.11)	$0.41	$0.55
Net income (loss)	$0.14	$(0.10)	$0.54	$0.57

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.11)	$0.40	$0.54
Net income (loss)	$0.14	$(0.10)	$0.53	$0.55

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Restated		Restated
Net income (loss)	$26,997	$(18,979)	$102,040	$105,513

Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period	2,960	21,182	(34,452)	66,300
Unrealized gains (losses) from investments:
Net unrealized holding gains (losses) arising during the period, net of tax (provision) benefit of ($5,977) and ($1,984) for the three months ended September 30, 2004 and 2003, respectively, and ($3,865) and ($3,268) for the nine months ended September 30, 2004 and 2003, respectively	(2,680)	4,200	4,864	6,840
Reclassification adjustment for net gains included in net income, net of tax (provision) of ($400) for the three months ended September 30, 2004, and ($9,753) and ($3,626) for the nine months ended September 30, 2004 and 2003, respectively	(625)	—	(15,254)	(5,744)
Net unrealized gains (losses) from investments	(3,305)	4,200	(10,390)	1,096
Other comprehensive income (loss)	(345)	25,382	(44,842)	67,396

Comprehensive income	$26,652	$6,403	$57,198	$172,909

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	Restated
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

As a result of the restatement, in the third quarter of 2004, product sales were increased by $5.6 million, cost of sales were increased by $0.9 million and income taxes were increased by $1.2 million. This resulted in a $3.5 million increase in income from continuing operations and net income and a $0.01 increase of diluted income from continuing operations per share ($0.14 per share instead of the $0.13 per share as previously reported). On the September 30, 2004 consolidated balance sheet, the current portion of unearned revenue increased by $7.6 million and income taxes payable decreased by $1.9 million.

As a result of the restatement, in the second quarter of 2004, product sales were reduced by $13.9 million, cost of sales were reduced by $1.5 million and income taxes were reduced by $3.1 million. This resulted in a $9.3 million reduction in income from continuing operations and net income and a $0.05 reduction of diluted income from continuing operations per share ($0.12 per share instead of the $0.17 per share as previously reported).

As a result of the restatement, for the nine months ended September 30, 2004, product sales were reduced by $8.3 million, cost of sales were reduced by $0.6 million and income taxes were reduced by $1.9 million. This resulted in a $5.8 million reduction in income from continuing operations and net income and a $0.03 reduction of diluted income from continuing operations per share ($0.40 per share instead of the $0.43 per share as previously reported).

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

New Accounting Pronouncements

In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, “that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of Issue No. 04-8 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. Accounting pursuant to this Issue would not result in additional dilution to Chiron’s diluted earnings per share for the three and nine months ended September 30, 2004 from Chiron’s $500.0 million convertible debentures due 2033 (“2033 Debentures”) nor from Chiron’s $385.0 million convertible debentures due 2034 (“2034 Debentures”).

Financial Accounting Standards Board (or FASB) Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” as revised, requires a variable interest entity (or VIE) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003; however, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

Chiron adopted the remaining provisions of FIN 46 in the first quarter of 2004. The adoption of these provisions did not have a material effect on Chiron’s condensed consolidated financial statements.

On March 31, 2004, the FASB issued an Exposure Draft (ED), “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for Chiron beginning July 1, 2005. Chiron is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

Chiron currently owns a facility in London, England for international operations. This facility became available for sale in the fourth quarter of 2003. Chiron has committed to a plan to sell this facility and is actively marketing this facility. This facility is classified as “Assets held for sale” in the Condensed Consolidated Balance Sheet at September 30, 2004.

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

Subsequent to the third quarter of 2004, the UK regulatory body, the Medicines and Healthcare products Regulatory Agency (MHRA), sent Chiron a letter prohibiting Chiron from releasing any Fluvirin doses manufactured at Chiron’s Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that Chiron’s manufacturing process did not comply with U.K. good manufacturing practices regulations. In addition to prohibiting release of existing Fluvirin doses, the MHRA letter also suspended Chiron’s license to manufacture further influenza virus vaccine in its Liverpool facility for three months. Chiron has not released any Fluvirin into any territory. Chiron wrote-off the entire inventory of Fluvirin product in the third quarter 2004, resulting in a $91.3 million charge to cost of sales.

Inventories, net of reserves consisted of the following:

	September 30, 2004	December 31, 2003
Finished goods	$55,153	$38,640
Work-in-process	116,596	105,359
Raw materials	46,840	55,626
	$218,589	$199,625

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2004 was 31.0% and 27.3% respectively, of pretax income from continuing operations, including the charge for purchased in-process research and development related to the Sagres acquisition. See discussion in “Note 4—Acquisitions”. The effective tax rate for the three and nine months ended September 30, 2003 was 243.6% and 42.3% respectively, of pretax income from continuing operations, including the charge for purchased in-process research and development related to the PowderJect acquisition. The charges for the purchased in-process research and development in 2003 and 2004 are not tax deductible. The effective tax rate for the three and nine months ended September 30, 2004 and 2003 was 25% of pretax income from continuing operations, after excluding the impact of the purchased in-process research and development charges. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

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

The following table illustrates the effect on net income (loss) and related net income (loss) per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
		(in thousands, except per share data)
Net income (loss):
As reported		$26,997	$(18,979)	$102,040	$105,513
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,118	1,091	3,807	3,743
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	23,778	20,741	68,055	58,786
	Pro forma	$4,337	$(38,629)	$37,792	$50,470

Basic net income (loss) per share:

As reported		$0.14	$(0.10)	$0.54	$0.57
Pro forma		$0.02	$(0.21)	$0.20	$0.27
Diluted net income (loss) per share:
As reported		$0.14	$(0.10)	$0.53	$0.55
Pro forma		$0.02	$(0.21)	$0.20	$0.27

Comprehensive Income

For the three and nine months ended September 30, 2004 and 2003, the foreign currency translation component of comprehensive income relates to permanent investments in non-U.S. subsidiaries, and accordingly, was not adjusted for income taxes.

Treasury Stock

Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to “Additional paid-in capital”. Losses on reissuance of treasury stock are charged to “Additional paid-in capital” to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to “Retained earnings”/ “Accumulated deficit.” Chiron charged losses of $9.0 million and $39.1 million for the three and nine months ended September 30, 2004, respectively, and $8.9 million and $40.3 million for the three and nine months ended September 30, 2003, respectively, to “Retained earnings”/ “Accumulated deficit” in the Condensed Consolidated Balance Sheets.

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

Contingently convertible debt instruments (“CoCos”) are included in diluted earnings per share, if dilutive. For the three and nine months ended September 30, 2004, Chiron’s $500.0 million contingently convertible debentures due 2033 (“2033 Debentures”) and Chiron’s $385.0 million contingently convertible debentures due 2034 (“2034 Debentures”) were excluded from the computations of diluted earnings per share as each of these CoCos were not dilutive.

The following table sets forth the computations for basic and diluted earnings (loss) per share on income (loss) from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) (Numerator):
Income (loss) from continuing operations	$27,447	$(20,153)	$77,186	$102,375
Shares (Denominator):
Weighted-average common shares outstanding	187,368	186,685	187,751	186,658
Effect of dilutive securities:
Stock options and equivalents	2,646	—	3,150	3,828
Put options	—	—	—	2

Weighted-average common shares outstanding, plus impact from assumed conversions	190,014	186,685	190,901	190,488
Basic earnings (loss) per share	$0.15	$(0.11)	$0.41	$0.55
Diluted earnings (loss) per share	$0.14	$(0.11)	$0.40	$0.54

The following table sets forth the computations for basic and diluted earnings (loss) per share on net income (loss) (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) (Numerator):
Net income (loss)	$26,997	$(18,979)	$102,040	$105,513
Shares (Denominator):
Weighted-average common shares outstanding	187,368	186,685	187,751	186,658
Effect of dilutive securities:
Stock options and equivalents	2,646	—	3,150	3,828
Put options	—	—	—	2
Weighted-average common shares outstanding, plus impact from assumed conversions	190,014	186,685	190,901	190,488
Basic earnings (loss) per share	$0.14	$(0.10)	$0.54	$0.57
Diluted earnings (loss) per share	$0.14	$(0.10)	$0.53	$0.55

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

The dilutive effect of CoCos must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. For the three and nine months ended September 30, 2004, 7.3 million shares of common stock issuable upon conversion of the 2033 Debentures were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive.  If the 2034 Debentures are tendered for conversion, the value (“Conversion Value”) of cash and shares of Chiron’s common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures will be determined by multiplying the applicable conversion rate by a weighted average price. Chiron will deliver the Conversion Value to debenture holders as follows: (1) an amount in cash (“Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the debentures to be converted and (b) the aggregate principal amount of the debentures to be converted and (2) if the aggregate Conversion Value of the debentures to be converted is greater that the Principal Return, an amount in shares (“Net Shares”) equal to the aggregate Conversion Value less the Principal Return (“Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by a weighted average price. If dilutive, common shares to be added to the diluted shares outstanding would be determined by the net share settlement of the 2034 Debentures. For the three and nine months ended September 30, 2004, the assumed conversion of the 2034 Debentures was not dilutive.

For the three and nine months ended September 30, 2004, 0.6 million and 4.3 million shares of common stock that would be issued upon conversion of the Liquid Yield Option Notes (LYONs) were excluded from the computations of diluted earnings per share, as their inclusion would be antidilutive. For each of the three and nine months ended September 30, 2003, 5.2 million shares of common stock that would be issued upon conversion of the LYONs were excluded from the computation of diluted earnings (loss) per share, as their inclusion would be antidilutive. During the second quarter of 2004, Chiron was required to purchase a significant portion of the LYONs as discussed in Note 8 “Debt Obligations”.

Note 3—Discontinued Operations

In a strategic effort to focus on its core businesses of blood-testing, vaccines and biopharmaceuticals, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively.

Chiron and Bayer Corporation, or Bayer, were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, Chiron made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. Chiron released previously established reserves deemed to be excess following this settlement. This settlement resulted in a net gain of $12.8 million, which was included in “Gain (loss) from discontinued operations” for the nine months ended September 30, 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer.

In the second quarter 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement Chiron recognized a tax benefit of approximately $12.5 million, which was included in “Gain (loss) from discontinued operations” for the nine months ended September 30, 2004.

In the third quarter 2003, Chiron reversed approximately $1.2 million, net of tax, related to unutilized reserves for Chiron Diagnostics, which was included in “Gain (loss) from discontinued operations” for the three and nine months ended September 30, 2003.

In the first quarter 2003, Chiron and Bayer reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron Diagnostics. Under this settlement agreement, Chiron was required to make a payment to Bayer during the first quarter 2003. Pursuant to this settlement, Chiron recorded a charge, net of adjustment to its previously provided reserve for indemnity obligations, of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million which was included in “Gain (loss) from discontinued operations” for the nine months ended September 30, 2003.

Note 4—Acquisitions

Sagres Discovery    On July 2, 2004, Chiron acquired Sagres Discovery (Sagres), a privately held company headquartered in Davis, California, which focuses on the discovery and validation of targets with potential application to the development of cancer therapeutics. Chiron acquired Sagres for a preliminary purchase price of $12.0 million.

Sagres is part of Chiron’s biopharmaceuticals segment. Chiron accounted for the acquisition as an asset purchase and included Sagres’s operating results in its consolidated operating results beginning on July 2, 2004. The components of the preliminary purchase price and allocation thereof based on estimated fair values are summarized in the following table (in thousands). The preliminary purchase price reflects acquisition costs, which include contractual severance, direct acquisition costs and facility exit costs. Chiron is in the process of finalizing certain estimates including those for severance and facility exit costs for certain research facilities; thus both the preliminary purchase price and the allocation of the preliminary purchase price are subject to change.

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

For acquisition costs related to Sagres, Chiron paid $1.1 million for the nine months ended September 30, 2004. These payments are reflected in the Condensed Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the nine months ended September 30, 2004.

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

PowderJect Pharmaceuticals is part of Chiron’s vaccines segment. Chiron accounted for the acquisition as a business combination and included PowderJect Pharmaceuticals’ operating results in its consolidated operating results beginning July 8, 2003.

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

For acquisition costs related to PowderJect Pharmaceuticals, Chiron paid $5.6 million and $5.5 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. For the acquisition of PowderJect Pharmaceuticals, cash paid for common stock and options on common stock was $890.2 million for the nine months ended September 30, 2003. These payments are reflected in the Condensed Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the nine months ended September 30, 2004 and 2003, respectively.

Chiron paid $1.0 million and $0.2 million related to severance payments included in acquisition costs for PathoGenesis Corporation and Matrix Pharmaceutical, respectively, for the nine months ended September 30, 2003. These payments are reflected in the Condensed Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the nine months ended September 30, 2003.

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

Chiron performed its annual impairment test for goodwill in the third quarter 2004, as of July 1, 2004. Subsequent to the third quarter 2004, given the developments with respect to Fluvirin discussed in “Note 9—Commitments and Contingencies,” Chiron considered the impact of recent Fluvirin developments on goodwill. Based on this revised analysis, Chiron has no indication of an impairment loss. Chiron will continue to monitor goodwill for any impairment associated with future developments related to the Fluvirin matters.

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

The accounting policies of Chiron’s reportable segments are the same as those described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies above and in Chiron’s Annual Report on Form 10-K for the year ended December 31, 2003. Chiron evaluates the performance of its segments based on each segment’s income (loss) from continuing operations excluding certain special items such as purchased in-process research and development, which is shown as a reconciling item in the table below.

The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Blood-testing:
Product sales, net:
Procleix® System	$63,629	$53,663	$186,104	$141,767
Ortho-Clinical Diagnostics	7,098	6,235	19,940	19,766
Total product sales, net	70,727	59,898	206,044	161,533
Revenues from joint business arrangement	34,017	26,058	92,910	79,985
Collaborative agreement revenues	1,616	2,103	6,005	6,393
Royalty and license fee revenues	34,115	20,576	66,817	59,372
Other revenues	243	—	673	—
Total blood-testing revenues	140,718	108,635	372,449	307,283

Vaccines:
Product sales, net:
Flu vaccines	93,486	183,250	109,398	191,286
Meningococcus vaccines	8,865	10,642	18,430	31,876
Travel vaccines	26,434	11,229	75,705	59,981
Pediatric and other vaccines	44,491	57,598	143,292	133,537
Total product sales, net	173,276	262,719	346,825	416,680
Collaborative agreement revenues	2,230	4,349	7,410	4,516
Royalty and license fee revenues	1,213	3,023	3,888	9,550
Other revenues	3,006	2,679	12,563	8,688
Total vaccines revenues	179,725	272,770	370,686	439,434

Biopharmaceuticals:
Product sales, net
Betaseron®	35,171	29,010	96,933	88,788
TOBI®	55,734	43,022	159,600	122,740
Proleukin®	31,739	29,859	98,664	85,223
Other	8,902	8,166	29,770	22,258
Total product sales, net	131,546	110,057	384,967	319,009
Collaborative agreement revenues	278	1,364	1,052	4,645
Royalty and license fee revenues	15,412	23,523	47,892	62,098
Other revenues	1,201	5,009	9,127	23,794
Total biopharmaceuticals revenues	148,437	139,953	443,038	409,546

Other:
Royalty and license fee revenues	60,656	19,115	102,787	55,517
Total revenues	$529,536	$540,473	$1,288,960	$1,211,780

Income (loss) from continuing operations
Blood-testing	$80,690	$56,994	$203,538	$169,997
Vaccines	(65,528)	69,848	(161,880)	65,340
Biopharmaceuticals	1,683	15,663	29,709	48,959
Other	34,788	(4,349)	24,157	(1,419)
Segment income from operations	51,633	138,156	95,524	282,877
Operating expense reconciling item:
Purchased in-process research and development	(9,629)	(122,700)	(9,629)	(122,700)
Income from operations	42,004	15,456	85,895	160,177
Interest expense	(7,063)	(6,222)	(19,440)	(12,523)
Interest and other income, net	5,369	5,239	41,252	31,170
Minority interest	(504)	(443)	(1,583)	(1,424)
Income from continuing operations before income taxes	$39,806	$14,030	$106,124	$177,400

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

Bond issuance costs in connection with the issuance of the debentures amounted to approximately $8.6 million and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over six years, which represents the period from the issue date to the earliest put date. Bond issuance costs are recorded in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets at September 30, 2004.

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

During the third quarter of 2004, in conducting final internal release procedures for Fluvirin influenza virus vaccine, Chiron’s quality systems identified lots that did not meet product sterility specifications. As a result, Chiron determined at that time to delay releasing any Fluvirin doses pending completion of internal investigations. Subsequent to the third quarter, the UK regulatory body, the Medicines and Healthcare products Regulatory Agency (MHRA), sent Chiron a letter prohibiting Chiron from releasing any Fluvirin doses manufactured at its Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that Chiron’s manufacturing process did not comply with U.K. good manufacturing practices regulations. In addition to prohibiting release of existing Fluvirin doses, the MHRA letter also suspended Chiron’s license to manufacture further influenza virus vaccine in its Liverpool facility for three months. Following its own investigation, the U.S. Food and Drug Administration, or FDA, announced that it would not permit release of any Fluvirin from our Liverpool facility into the United States. The MHRA could extend the license suspension or even make it permanent. Chiron estimates that Fluvirin production must begin by March 2005 in order for Chiron to be able to release the product in September 2005, so any significant extension of the suspension could result in Chiron being unable to release Fluvirin for the 2005-2006 season, which would harm its business and results of operations. Chiron cannot predict with any certainty if or when it will be able to resume production of Fluvirin at its Liverpool facility. In addition, while Chiron is still in the process of assessing the appropriate corrective steps, its remediation efforts could entail additional capital and other expenditures, which could be material. Chiron’s inability to supply Fluvirin may also lead to loss of market share. As a result of the license suspension, competitors have announced plans to introduce influenza vaccine products in the United States and are seeking expedited regulatory approval to do so. Even if the license suspension expires, some of Chiron’s customers may choose to purchase flu vaccine from other providers as their products become available in the United States. Loss of market share could have a material adverse effect on its business and results of operations. Chiron is subject to investigations and litigation in connection with the events described above. Chiron has received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York requesting production of certain documents and materials relating to Chiron’s influenza virus vaccine and the suspension by the MHRA of Chiron’s license. The Securities and Exchange Commission is also conducting an informal inquiry into whether Chiron has violated any federal securities laws. Additional investigations regarding these matters may arise, including Congressional investigations. In addition, Chiron and certain of its officers and directors have also been named as defendants in several putative class action and shareholder derivative lawsuits arising out of these developments. Investigations and litigation could cause Chiron to incur substantial expense, require significant time and attention from Chiron’s management and result in civil and/or criminal penalties against Chiron. The results of any such investigations or proceedings could have a material adverse effect on Chiron’s consolidated financial position and results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This 10-Q contains forward-looking statements regarding our expectations, hopes or intentions regarding the future, including statements relating to sales growth, product development initiatives, new product marketing, acquisitions, competition, in- and out-licensing activities and expected cost savings that involve risks and uncertainties and are subject to change. You should read the discussion below in conjunction with Part I, Item 1., “Financial Statements,” of this 10-Q and Part II, Items 7., 7A. and 8., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data,” respectively, of our Annual Report on Form 10-K for the year ended December 31, 2003. The forward-looking statements contained in this 10-Q reflect our current beliefs and expectations on the date of this 10-Q. Actual results, performance or outcomes may differ from current expectations. Many factors could cause actual results, performance and outcomes to differ materially from those expressed or implied by these forward-looking statements. In particular, many factors related to recent developments with respect to our influenza vaccine Fluvirin® could cause actual results, performance or outcomes to differ materially. These include, among other things, (1) uncertainty with respect to our ability to deliver Fluvirin in time for the 2005-2006 or future seasons, (2) possible additional adverse developments with respect to Fluvirin resulting from investigations or discussions with or actions taken or required by applicable regulatory authorities, such as the U.K. Medicines and Healthcare products Regulatory Agency and the U.S. Food and Drug Administration, including further suspension or revocation of our license to manufacture Fluvirin at our Liverpool facility, (3) possible additional adverse developments resulting from discussions with or actions taken or required by other governmental authorities and agencies, such as the U.S. Department of Health and Human Services and the Centers for Disease Control, (4) significant expenses arising out of remediation efforts with respect to our Liverpool facility and in connection with the investigation by the U.S. Attorney’s Office for the Southern District of New York, the inquiry by the Securities and Exchange Commission and putative class action and shareholder derivative lawsuits related to the Fluvirin recent developments and (5) additional significant competition in the U.S. influenza vaccines market stemming from the recent developments with respect to Fluvirin. Our actual performance may also differ from current expectations due to the outcome of clinical trials, regulatory review and approvals generally, manufacturing capabilities, intellectual property protections and defenses, stock-price and interest-rate volatility and marketing effectiveness. In particular, there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products or achieve market acceptance for such new products. There can be no assurance that our out-licensing activity will generate significant revenue, or that our in-licensing activities will fully protect us from claims of infringement by third parties. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including stockholder and regulatory approvals and the integration of operations. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, under the caption “Factors That May Affect Future Results” in this 10-Q. We do not undertake an obligation to update the forward-looking information contained in this 10-Q.

Restatement of Financial Statements

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

The vaccines segment consists of flu vaccines, including Fluvirin® and other flu vaccines, meningococcal vaccines, travel vaccines, which include rabies and tick-borne encephalitis vaccines, Arilvax™ and Dukoral™, and pediatric and other vaccines. We sell these vaccines primarily in the U.S., Germany, Italy and the United Kingdom, as well as in other international markets. Our vaccines segment is also involved in the development of other novel vaccines and vaccination technology. We acquired Fluvirin,

Arilvax and Dukoral as part of our July 8, 2003 acquisition of PowderJect Pharmaceutical plc, or PowderJect, a company based in Oxford, England. We accounted for that acquisition under the purchase method of accounting and included PowderJect’s operating results in our consolidated operating results beginning July 8, 2003.

During the third quarter 2004, in conducting final internal release procedures for our Fluvirin influenza virus vaccine, our quality systems identified lots that did not meet product sterility specifications. As a result, we determined at that time to delay releasing any Fluvirin doses pending completion of internal investigations. Subsequent to the third quarter, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent us a letter prohibiting us from releasing any Fluvirin doses manufactured at our Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. In addition to prohibiting release of existing Fluvirin doses, the MHRA letter also suspended our license to manufacture further influenza virus vaccine in our Liverpool facility for three months. Following its own investigation, the U.S. Food and Drug Administration, or FDA, announced that it would not permit release of any Fluvirin from our Liverpool facility into the United States. Following our announcements of these events, we were served with a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York requesting production of certain documents and materials relating to our influenza virus vaccine and the suspension by the MHRA of our license. In addition, the Securities and Exchange Commission, or SEC, has informed us that it had opened an informal inquiry to determine whether we have violated certain provisions of the federal securities laws and requesting that we voluntarily provide certain documents and materials, including materials relating to Fluvirin and the suspension of our license to manufacture Fluvirin. We and certain of our officers and directors have also been named as defendants in several putative class action and shareholder derivative lawsuits arising out of these developments.

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

In addition to the above, we do not expect to release any Fluvirin during the fourth quarter of 2004 or for the 2004-2005 flu season and cannot predict with any certainty if or when we will be able to resume production of Fluvirin at our Liverpool facility. We cannot provide any assurances that we will be able to provide Fluvirin for the 2005-2006 season. As a result, we expect that our results of operations for the fourth quarter 2004 will be materially adversely affected by these matters and possibly beyond. If we are unable to provide Fluvirin for the 2005-2006 season or afterward, we may also have to recognize an impairment charge with respect to the goodwill, certain other intangible assets and the Liverpool plant resulting from the PowderJect acquisition and the new flu vaccines manufacturing facility under construction in Liverpool, which could have a material adverse effect on our results of operations. As a result of these developments, if we are able to resume production and distribution of Fluvirin from our Liverpool facility, we may experience loss of market share in the U.S. flu vaccine market as competitors seek to introduce their influenza products into the United States and as governmental authorities and agencies face increased pressure to diversify their sources of flu vaccine and find and approve alternative suppliers of flu vaccine, which could further materially adversely affect our results of operations going forward. We also expect to incur expenses in connection with these Fluvirin matters, which could be material, including in connection with (1) our remediation efforts at our Liverpool facility; and (2) responding to the U.S. Attorney for the Southern District of New York, the SEC, the private lawsuits and other claims and investigations that may arise. For additional information concerning the risks we face as a result of these Fluvirin developments, see “Factors That May Affect Future Results—The recent developments with respect to Fluvirin will harm our business and results of operations.” For additional information on the U.S. Attorney’s investigation, SEC inquiry and private lawsuits, see Part II, Item 1 of this report on Form 10-Q.

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

We view certain other revenues and expenses as not belonging to any one segment. As a result, we have aggregated these items into an “Other” segment.

SELECTED CONSOLIDATED FINANCIAL DATA

	Three Months Ended		Nine Months Ended		$ Change		% Change
	September 30,		September 30,		Three Months	Nine Months	Three Months	Nine Months
	2004	2003	2004	2003
	($ in 000’s, except per share data)
Product sales, net	$375,549	$432,674	$937,836	$897,222	$(57,125)	$40,614	(13.2)%	4.5%
Royalty and license fee revenues	111,396	66,237	221,384	186,537	45,159	34,847	68.2%	18.7%
Total revenues	529,536	540,473	1,288,960	1,211,780	(10,937)	77,180	(2.0)%	6.4%
Cost of sales (excludes amortization expense from acquired developed products)	238,526	174,380	494,455	357,389	64,146	137,066	36.8%	38.4%
Research and development	103,000	97,519	301,736	269,564	5,481	32,172	5.6%	11.9%
Selling, general and administrative	114,531	105,818	326,128	259,086	8,713	67,042	8.2%	25.9%
Purchased in-process research and development	9,629	122,700	9,629	122,700	(113,071)	(113,071)	(92.2)%	(92.2)%
Income (loss) from continuing operations	27,447	(20,153)	77,186	102,375	47,600	(25,189)	236.2%	(24.6)%
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.11)	$0.40	$0.54	$0.25	$(0.14)	227.3%	(25.9)%

Gross profit margin	36%	60%	47%	60%

Income from continuing operations was $27.4 million, or $0.14 per diluted share and loss from continuing operations was $20.2 million or $0.11 per diluted share for the three months ended September 30, 2004 and 2003, respectively. Income from continuing operations was $77.2 million or $0.40 per diluted share and $102.4 million or $0.54 per diluted share for the nine months ended September 30, 2004 and 2003, respectively. Total revenues were $529.5 million and $540.5 million for the three months ended September 30, 2004 and 2003, respectively, and $1.3 billion and $1.2 billion for the nine months ended September 30, 2004 and 2003, respectively. As described above, there were no sales of Fluvirin during the current quarter. Sales of Fluvirin influenza vaccine were $103.3 million for the three months ended September 30, 2003. In addition, as described above, our entire Fluvirin product inventory has been written-off in the third quarter 2004, resulting in a $91.3 million charge to cost of sales. This charge has resulted in an approximate $0.36 decrease in diluted earnings per share for the three and nine months ended September 30, 2004, respectively. The loss from continuing operations for the three months ended September 30, 2003 was driven by a charge for purchased in-process research and development from our acquisition of PowderJect of $122.7 million that was expensed for the three months ended September 30, 2003. This charge for purchased in-process research and development also negatively impacted the nine months ended September 30, 2003. A contractual decline in the Betaseron® royalty rate, described in more detail below, resulted in $11.4 million and $32.7 million declines in total revenues for the three and nine months ended September 30, 2004. Our total revenues were affected by the movement in exchange rates, in particular the movements in the Euro and British Pound against the U.S. dollar. The movement in exchange rates added approximately 2% and 3% to our total revenues for the three and nine months ended September 30, 2004, respectively. However, since our Euro and British Pound denominated expenses have also increased due to the movement in exchange rates, our earnings per share from continuing operations declined $0.05 and $0.07 per diluted share for the three and nine months ended September 30, 2004, respectively, due to higher expenses compared to revenues denominated in Euros and British Pounds.

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

The effective tax rate for the three and nine months ended September 30, 2004 was 31.0% and 27.3% respectively, of pretax income from continuing operations, including the charge for purchased in process research and development related to the Sagres acquisition. The effective tax rate for the three and nine months ended September 30, 2003 was 243.6% and 42.3% respectively, of pretax income from continuing operations including the charge for purchased in-process research and development related to the PowderJect acquisition. The charges for the purchased in-process research and development in 2003 and 2004 are not tax deductible. The effective tax rate for the three and nine months ended September 30, 2004 and 2003 was 25% of pretax income from continuing operations, after excluding the impact of the purchased in-process research and development charges. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

Critical Accounting Policies and the Use of Estimates

Our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Chiron’s Annual Report on Form 10-K for the year ended December 31, 2003, except for additional discussion in the following two paragraphs.

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

Results of Operations

Blood-testing

	Three Months Ended		Nine Months Ended		$ Change		% Change
	September 30,		September 30,		Three Months	Nine Months	Three Months	Nine Months
	2004	2003	2004	2003
	($ in 000’s, except percentages)
Product sales, net:

Procleix®	$63,629	$53,663	$186,104	$141,767	$9,966	$44,337	18.6%	31.3%
Ortho-clinical Diagnostics	7,098	6,235	19,940	19,766	863	174	13.8%	0.9%
	70,727	59,898	206,044	161,533	10,829	44,511	18.1%	27.6%
Revenue from joint business arrangement	34,017	26,058	92,910	79,985	7,959	12,925	30.5%	16.2%
Collaborative agreement revenues	1,616	2,103	6,005	6,393	(487)	(388)	(23.2)%	(6.1)%
Royalty and license fee revenues	34,115	20,576	66,817	59,372	13,539	7,445	65.8%	12.5%
Other revenues	243	—	673	—	243	673	100.0%	100.0%
Total blood-testing revenues	$140,718	$108,635	$372,449	$307,283	$32,083	$65,166	29.5%	21.2%

Gross profit margin	43%	40%	42%	42%
Research and development	$8,387	$5,947	$19,754	$16,731	$2,440	$3,023	41.0%	18.1%
Selling, general and administrative	$11,077	$9,661	$30,657	$27,217	$1,416	$3,440	14.7%	12.6%

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

Revenue from joint business arrangement    The increase in revenue from joint business arrangement for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to $6.8 million for an increase in royalties. The increase in revenue from joint business arrangement for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to (i) $8.0 million for an increase in royalties and (ii) $7.6 million for higher profits from Ortho-Clinical Diagnostics’ U.S. operations and foreign affiliates. These increases were partially offset by a one-time benefit of $4.3 million for the three months ended March 31, 2003 due to a change in estimate from a three-month lag to a one-month lag relating to non-U.S. affiliate sales.

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

Royalty and license fee revenues    Our blood-testing segment earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus and HIV-related patents, for use in the blood screening and plasma fractionation markets. Our blood-testing segment also earns license fees related to our hepatitis C virus and HIV-related patents for technologies used by third parties to develop products for use in the blood screening and plasma fractionation markets. The increases in royalty and license fee revenues for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 were primarily due to (i) $10.1 million for the Roche settlement, as described below and (ii) $7.9 million due to recognition of a portion of the license fee under our license agreements with the German Red Cross for the use of our HIV-1 and hepatitis C virus (HCV) technology for use in molecular probe “home brew” blood screening. The increases were partially offset by a $4.0 million one-time payment relating to back royalties, which was recognized in the three months ended September 30, 2003, and was estimated under an agreement with Roche relating to back royalties. In addition, the nine months ended September 30, 2003 included a $7.0 million license fee from Baxter A.G. related to our hepatitis C virus and HIV technology for use in the plasma fractionation market.

German Red Cross Settlement    We have granted a non-exclusive license to the German Red Cross for use of our HIV-1 and hepatitis C virus (HCV) technology for use in molecular probe “home brew” blood screening through 2008, for a total license fee payment of $22.8 million. Of this license fee payment, $7.9 million was recognized as royalty and license fee revenues in the current quarter, as discussed above, and the remaining balance is expected to be recognized through 2008, as the cancellation privilege in the related agreements expires. In addition, the German Red Cross has the option to license our patents beyond 2008 upon payment of an additional fee. The licensing terms also cover potential past infringements.

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

Vaccines

	Three Months Ended		Nine Months Ended		$ Change		% Change
	September 30,		September 30,		Three Months	Nine Months	Three Months	Nine Months
	2004	2003	2004	2003
	($ in 000’s, except percentages)
Product sales, net:
Flu vaccines:
Other Flu vaccines	$93,486	$79,960	$106,953	$87,996	$13,526	$18,957	16.9%	21.5%
Fluvirin	—	103,290	2,445	103,290	(103,290)	(100,845)	(100.0)%	(97.6)%
Flu vaccines	93,486	183,250	109,398	191,286	(89,764)	(81,888)	(49.0)%	(42.8)%
Meningococcus vaccines	8,865	10,642	18,430	31,876	(1,777)	(13,446)	(16.7)%	(42.2)%
Travel vaccines	26,434	11,229	75,705	59,981	15,205	15,724	135.4%	26.2%
Pediatric and other vaccines	44,491	57,598	143,292	133,537	(13,107)	9,755	(22.8)%	7.3%
	173,276	262,719	346,825	416,680	(89,443)	(69,855)	(34.0)%	(16.8)%
Collaborative agreement revenues	2,230	4,349	7,410	4,516	(2,119)	2,894	(48.7)%	64.1%
Royalty and license fee revenues	1,213	3,023	3,888	9,550	(1,810)	(5,662)	(59.9)%	(59.3)%
Other revenues	3,006	2,679	12,563	8,688	327	3,875	12.2%	44.6%
Total Vaccines revenues	$179,725	$272,770	$370,686	$439,434	$(93,045)	$(68,748)	(34.1)%	(15.6)%

Gross profit margin	11%	58%	22%	56%
Research and development	$30,985	$35,298	$97,313	$82,693	$(4,313)	$14,620	(12.2)%	17.7%
Selling, general and administrative	$44,806	$43,419	$119,696	$90,240	$1,387	$29,456	3.2%	32.6%
Amortization expense	$14,326	$13,604	$44,352	$16,497	$722	$27,855	5.3%	168.8%

Product sales    We sell flu, meningococcal, travel, pediatric, and other vaccines in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets.

Flu vaccines    As described above under “Overview,” as a result of recent developments with respect to Fluvirin, we had no Fluvirin sales in the three or nine months ended September 30, 2004 (other than, with respect to the nine months ended September 30, $2.4 million in late 2003-2004 season sales). Sales of Fluvirin influenza vaccine were $103.3 million for the three and nine months ended September 30, 2003. Sales of our remaining flu vaccines increased in the three and nine months ended September 30, 2004 as compared with the three and nine months ended September 30, 2003 primarily due to approximately $5.1 million for the favorable movement in the Euro to U.S. Dollar exchange rate as well as price increases.

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

Travel vaccines    The increase in travel vaccines sales for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to (i) $5.4 million driven by increased demand for our rabies vaccines in the U.S., primarily due to a product recall from a competitor and (ii) $8.2 million driven by increased sales of our tick-borne encephalitis vaccines, which is typically sold in the first half of the year. The increase in travel vaccines sales for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to (i) increased demand for our rabies vaccines in the U.S., primarily due to a product recall from a competitor and increased demand for our rabies vaccines in Europe and Asia, in the amount of $12.9 million and (ii) additional sales of travel vaccine products in the amount of $5.1 million reflecting the fact that the nine months ended September 30, 2003 represented only approximately one quarter’s worth of sales of certain travel vaccines acquired as part of the PowderJect acquisition.  The increase in travel vaccines for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 were partially offset by $9.3 million in lower sales of our tick-borne encephalitis vaccine.  Such lower sales of tick-borne encephalitis vaccine for the nine months ended September 30, 2004 were due to higher sales in the fourth quarter of 2003, which is typically sold in the first half of the year.

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

Gross profit margin    Gross profit margin declined for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 due to (i) the fact that there were no sales of Fluvirin in the third quarter of 2004 and (ii) a $91.3 million charge to cost of sales resulting from the write-off of our entire inventory of Fluvirin. Each of these matters is described in more detail under “Overview.” Gross profit margin for the three months ended September 30, 2004 benefited from higher prices of our other flu vaccines products and increased sales of our rabies vaccine in the U.S. market. Gross profit margin decreased for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 primarily due to the Fluvirin matters described above. Gross profit margin was also negatively impacted by reduced sales and margins of the Menjugate® product and reduced sales of our tick-borne encephalitis vaccine. These decreases were offset by higher prices of our other flu vaccines products and increased sales of our rabies vaccine in the U.S. market.

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

Biopharmaceuticals

	Three Months Ended		Nine Months Ended		$ Change		% Change
	September 30,		September 30,		Three Months	Nine Months	Three Months	Nine Months
	2004	2003	2004	2003
	($ in 000’s, except percentages)
Product sales, net:
Betaseron®	$35,171	$29,010	$96,933	$88,788	$6,161	$8,145	21.2%	9.2
TOBI®	55,734	43,022	159,600	122,740	12,712	36,860	29.5%	30.0
Proleukin®	31,739	29,859	98,664	85,223	1,880	13,441	6.3%	15.8%
Other	8,902	8,166	29,770	22,258	736	7,512	9.0%	33.7%
	131,546	110,057	384,967	319,009	21,489	65,958	19.5%	20.7%
Collaborative agreement revenues	278	1,364	1,052	4,645	(1,086)	(3,593)	(79.6)%	(77.4)%
Royalty and license fee revenues	15,412	23,523	47,892	62,098	(8,111)	(14,206)	(34.5)%	(22.9)%
Other revenues	1,201	5,009	9,127	23,794	(3,808)	(14,667)	(76.0)%	(61.6)%
Total Biopharmaceutical revenues	$148,437	$139,953	$443,038	$409,546	$8,484	$33,492	6.1%	8.2%
Gross profit margin	67%	74%	72%	75%
Research and development	$63,252	$56,089	$183,627	$169,827	$7,163	$13,800	12.8%	8.1%
Selling, general and administrative	$33,322	$29,818	$98,496	$84,723	$3,504	$13,773	11.8%	16.3%
Amortization expense	$6,240	$6,217	$18,725	$18,638	$23	$87	0.4	0.5%

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

Biogen and Serono settlements    As a result of a favorable federal court decision and prior agreements between Chiron and AG’s U.S. subsidiary, Berlex Laboratories, and Berlex and Biogen, Biogen was required to make a settlement payment to Schering. In accordance with an earlier contract between Chiron and Berlex, we recognized approximately $13.0 million as revenue during the nine months ended September 30, 2003, which represented our share of this settlement payment. In addition, there was a similar settlement between Berlex and Serono, S.A. of which we recognized approximately $1.4 million during the nine months ended September 30, 2003.

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

Biopharmaceutical gross profit margin does not include amortization expense from acquired developed products, intangible assets related to business combinations. Such amortization expense is included in the caption “amortization expense’.

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

In October 2003, we acquired all of Pfizer, Inc.’s, formerly Pharmacia Corporation’s, interest in tifacogin, in return for which Pfizer will receive royalties on future sales of tifacogin. In the second quarter 2004, we began enrolling patients in our Phase III trial for tifacogin as a treatment for patients with severe community-acquired pneumonia.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general, and administrative    The increase in selling, general and administrative expenses for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to $1.5 million for programs and headcount in support of TOBI® and $ 1.0 million for the Euro to U.S. Dollar exchange rate fluctuation. The increase for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to (i) $3.3 million for the Euro to U.S. Dollar exchange rate fluctuation, (ii) $2.3 million for increased expenses for programs and headcount in support of TOBI and (iii) $2.3 million for expenses to enhance business processes.

Other

	Three Months Ended		Nine Months Ended		$ Change		% Change
	September 30,		September 30,		Three Months	Nine Months	Three Months	Nine Months
	2004	2003	2004	2003
	($ in 000’s, except percentages)
Royalty and license fee revenues	$60,656	$19,115	$102,787	$55,517	$41,541	$47,270	217.3%	85.1%
Selling, general and administrative	25,326	22,920	77,279	56,906	2,406	20,373	10.5%	35.8%
Interest expense	7,063	6,222	19,440	12,523	841	6,917	13.5%	55.2%
Interest and other income, net	5,369	5,239	41,252	31,170	130	10,082	2.5%	32.3%

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

Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable ratably through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to Roche’s use of our hepatitis C virus-related patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to Roche’s use of our hepatitis C virus-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001. Royalty revenues increased for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, by $4.6 million and 13.3%.

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

Income taxes    The effective tax rate for the three and nine months ended September 30, 2004 was 31.0% and 27.3% respectively, of pretax income from continuing operations, including the charge for purchased in-process research and development related to the Sagres acquisition. The effective tax rate for the three and nine months ended September 30, 2003 was 243.6% and 42.3% respectively, of pretax income from continuing operations, including the charge for purchased in-process research and development related to the PowderJect acquisition. The charges for the purchased in-process research and development in 2003 and

2004 are not tax deductible. The effective tax rate for the three and nine months ended September 30, 2004 and 2003 was 25% of pretax income from continuing operations, after excluding the impact of the purchased in-process research and development charges. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

Management believes the acquisition of PowderJect may cause an increase in the future effective tax rate and is in the process of evaluating certain options that may mitigate any potential increase. Specifically, most of PowderJect’s profits are earned in the United Kingdom subject to a 30% marginal tax rate.

Discontinued operations    In a strategic effort to focus on our core businesses of blood-testing, vaccines and biopharmaceuticals, we completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively.

Chiron and Bayer Corporation, or Bayer, were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, we made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. We released previously established reserves deemed to be excess following this settlement. This settlement resulted in a net gain of $12.8 million, which was included in “Gain (loss) from discontinued operations” for the nine months ended September 30, 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer.

In the second quarter 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement we recognized a tax benefit of approximately $12.5 million, which was included in “Gain (loss) from discontinued operations” for the nine months ended September 30, 2004.

In the third quarter 2003, we reversed approximately $1.2 million, net of tax, related to unutilized reserves for Chiron Diagnostics, which was included in “Gain (loss) from discontinued operations” for the three and nine months ended September 30, 2003.

In the first quarter 2003, Chiron and Bayer reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron Diagnostics. Under this settlement agreement, we were required to make a payment to Bayer during the first quarter 2003. Pursuant to this settlement, we recorded a charge, net of adjustment to our previously provided reserve for indemnity obligations, of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million which was included in “Gain (loss) from discontinued operations” for the nine months ended September 30, 2003.

New Accounting Pronouncements

In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of Issue No. 04-8 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. Accounting pursuant to this Issue would not result in additional dilution to our diluted earnings per share for the three and nine months ended September 30, 2004 from our $500.0 million convertible debentures due 2033 (“2033 Debentures”) nor from our $385.0 million convertible debentures due 2034 (“2034 Debentures”).

Financial Accounting Standards Board (or FASB) Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” as revised, requires a variable interest entity (or VIE) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003; however, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

We adopted the remaining provisions of FIN 46 in the first quarter of 2004. The adoption of these provisions did not have a material effect on our condensed consolidated financial statements.

On March 31, 2004, the FASB issued an Exposure Draft (ED), “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for us beginning July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

Subsequent to the third quarter of 2004, the UK regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent us a letter prohibiting us from releasing any Fluvirin doses manufactured at our Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices (GMP) regulations. In addition to prohibiting release of existing Fluvirin doses, the MHRA letter also suspended our license to manufacture influenza virus vaccine in our Liverpool facility for three months. Following the MHRA’s decision, the FDA conducted its own inspection of our Liverpool facility and provided a written report citing FDA observations concerning GMP compliance and other matters relating to the manufacturing of Fluvirin. The FDA also announced that it would not permit release of any Fluvirin from our Liverpool facility into the United States. We cannot predict if or when we will be able to resume production of Fluvirin at our Liverpool facility. Any significant extension of the suspension could result in our being unable to release Fluvirin for the 2005-2006 season, which would diminish or eliminate any cash flows we receive from the sale of Fluvirin. Sales of Fluvirin influenza vaccine were $219.2 million in 2003. In addition, while we are still in the process of assessing the appropriate corrective steps for our Liverpool plant, our remediation efforts could entail cash payments for additional capital and other expenditures, which could be material. If we suffer a permanent loss of Fluvirin influenza vaccine sales, it would have a material adverse effect on our cash flow.

We are subject to investigations and litigation in connection with this matter. We have received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York requesting production of certain documents and materials relating to our influenza virus vaccine and the suspension by the MHRA of our license. The Securities and Exchange Commission is also conducting an informal inquiry into whether we have violated any federal securities laws. Additional investigations regarding these matters may arise, including Congressional investigations. We and certain of our officers and directors have also been named as defendants in several putative class action and shareholder derivative lawsuits arising out of these developments. We are in the process of addressing these investigations and litigation, which may entail substantial expense, and the results of which could have a material adverse effect on our consolidated financial position and results of operations or cash flows. It is not known when or on what basis these matters will be concluded.

For additional information concerning the risks we face as a result of these Fluvirin developments, see “Factors That May Affect Future Results—The recent developments with respect to Fluvirin will harm our business and results of operations.” For additional information on the U.S. Attorney’s investigation, SEC inquiry and private lawsuits, see Part II, Item 1 of this report on Form 10-Q.

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

As of September 30, 2004, Novartis had also guaranteed $173.3 million of Chiron’s lease commitments for a six-year lease to rent a research facility in Emeryville, California.

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

During the third quarter of 2004, in conducting final internal release procedures for our Fluvirin influenza virus vaccine, our quality systems identified lots that did not meet product sterility specifications. As a result, we determined at the time to delay releasing any Fluvirin doses pending completion of internal investigations. Subsequent to the third quarter, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent us a letter prohibiting us from releasing any Fluvirin doses manufactured at our Liverpool facility since March 2, 2004. In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. Following the MHRA’s decision, the Food and Drug Administration, or FDA, conducted its own inspection of our Liverpool facility and provided a written report, known as an “FDA Form 483” or simply a “483” citing FDA observations concerning GMP compliance and other matters relating to the manufacture of Fluvirin. If the nature of any noted issues requires it or if Chiron fails to respond adequately to the Form 483 observations, the FDA may modify our license in an adverse manner, issue a warning letter against us and impose fines, require temporary or permanent cessation of future manufacturing or selling of Fluvirin or take other action that could reduce our ability to produce or market Fluvirin. The FDA also announced that it would not permit release of any Fluvirin from our Liverpool facility into the United States. We do not expect to release any Fluvirin product during the 2004-2005 influenza season.

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

We are subject to investigations and litigation in connection with the events described above. We have received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York requesting production of certain documents and materials relating to our influenza virus vaccine and the suspension by the MHRA of our license. The Securities and Exchange Commission is also conducting an informal inquiry into whether Chiron has violated any federal securities laws. Additional investigations regarding these matters may arise, including Congressional investigations. In addition, we and certain of our officers and directors have also been named as defendants in several putative class action and shareholder derivative lawsuits relating to these developments. Investigations and litigation could cause us to incur substantial expense, require significant time and attention from our management and result in civil and/or criminal penalties against Chiron. The results of any such investigations or proceedings could have a material adverse effect on our business and results of operations.

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

We have an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, and as a result of subsequent stock issuances by Chiron, Novartis’ ownership interest in Chiron was approximately 42% as of September 30, 2004. The governance agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron’s certificate of incorporation or by-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis’ request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock.

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

Item 4. Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures   As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2004, Chiron carried out an evaluation under the supervision and with the participation of Chiron’s management, including Chiron’s CEO and CFO, of the effectiveness of the design and operation of Chiron’s disclosure controls and procedures. Based on that evaluation, Chiron’s management, including the CEO and CFO, concluded that as of September 30, 2004, Chiron’s disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   The following paragraphs discuss the reasons and matters on which this conclusion was based.

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

(c)                                  Changes in internal controls There have been no significant changes in Chiron’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended September 30, 2004. Refer to Item 4(b) for a discussion of remediation activities in connection with the material weaknesses in internal control over financial reporting referred to above.

PART II

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