Form 10-Q
period 2005-03-31
CHIRON CORP
filed 2005-05-06
CIK 706539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at April 28, 2005
Common Stock, $0.01 par value	187,458,623

CHIRON CORPORATION
TABLE OF CONTENTS

Item 1.                        Financial Statements

CHIRON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$198,770	$209,509
Short-term investments in marketable debt securities	430,668	394,112
Total cash and short-term investments	629,438	603,621
Accounts receivable, net of allowances	378,790	402,094
Inventories, net of reserves	233,257	221,154
Assets held for sale	1,275	—
Current net deferred income tax asset	65,342	71,287
Derivative financial instruments	7,833	4,969
Other current assets	92,709	90,898
Total current assets	1,408,644	1,394,023
Non-current investments in marketable debt securities	402,841	409,421
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	381,014	379,861
Laboratory, production and office equipment	668,221	637,394
Leasehold improvements	132,850	125,858
Construction-in-progress	206,630	225,482
	1,388,715	1,368,595
Less accumulated depreciation and amortization	(583,698)	(569,180)
Property, plant, equipment and leasehold improvements, net	805,017	799,415
Purchased technologies, net	210,960	216,037
Goodwill	845,825	861,394
Other intangible assets, net	432,906	457,707
Investments in equity securities and affiliated companies	76,512	100,951
Non-current notes receivable	7,500	7,500
Other non-current assets	58,368	59,055
	$4,248,573	$4,305,503

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share data)

	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,878	$129,942
Accrued compensation and related expenses	73,889	79,113
Derivative financial instruments	—	10,395
Current portion of long-term debt and capital lease	1,137	2,687
Current portion of unearned revenue	59,745	35,651
Income taxes payable	23,689	16,363
Other current liabilities	169,420	160,293
Total current liabilities	450,758	434,444
Long-term debt	938,112	936,652
Long-term portion of capital lease	156,890	156,952
Non-current derivative financial instruments	—	156
Non-current net deferred income tax liability	35,929	60,427
Non-current unearned revenue	41,074	26,175
Other non-current liabilities	73,410	79,643
Minority interest	10,000	9,350
Total liabilities	1,706,173	1,703,799
Commitments and contingencies
Stockholders’ equity:
Common stock	1,917	1,917
Additional paid-in capital	2,533,597	2,527,709
Deferred stock compensation	(17,515)	(13,825)
Accumulated deficit	(34,420)	(11,843)
Accumulated other comprehensive income	267,751	330,491
Treasury stock, at cost (4,370,000 shares at March 31, 2005 and 4,804,000 shares at December 31, 2004)	(208,930)	(232,745)
Total stockholders’ equity	2,542,400	2,601,704
	$4,248,573	$4,305,503

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales, net	$277,163	$281,066
Revenues from joint business arrangement	36,058	30,361
Collaborative agreement revenues	4,527	6,515
Royalty and license fee revenues	80,061	54,792
Other revenues	9,547	6,938
Total revenues	407,356	379,672
Operating expenses:
Cost of sales (excludes amortization expense related to acquired developed products)	162,960	126,701
Research and development	109,839	98,410
Selling, general and administrative	131,908	104,740
Amortization expense of intangible assets acquired in business combinations and asset purchases	21,263	21,332
Other operating expenses	7,146	2,116
Total operating expenses	433,116	353,299
(Loss) income from operations	(25,760)	26,373
Interest expense	(7,079)	(5,925)
Interest and other income, net	21,447	16,074
Minority interest	(530)	(620)
(Loss) income from continuing operations before income taxes	(11,922)	35,902
Provision for (benefit of) income taxes	(2,980)	8,975
(Loss) income from continuing operations	(8,942)	26,927
Gain from discontinued operations, net of taxes	—	12,845
Net (loss) income	$(8,942)	$39,772
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.05)	$0.14
Net (loss) income	$(0.05)	$0.21
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.05)	$0.14
Net (loss) income	$(0.05)	$0.21

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Net (loss) income	$(8,942)	$39,772
Other comprehensive (loss) income:
Change in foreign currency translation adjustment during the period	(50,562)	(21,628)
Unrealized (losses) gains from investments:
Net unrealized holding (losses) gains arising during the period, net of tax benefit (provision) of $2,046 and ($2,498) for the three months ended March 31, 2005 and 2004, respectively	(3,191)	1,277
Reclassification adjustment for net gains included in net (loss) income, net of tax provision of $5,553 and $6,388 for the three months ended March 31, 2005 and 2004, respectively	(8,987)	(3,268)
Net unrealized losses from investments	(12,178)	(1,991)
Other comprehensive loss	(62,740)	(23,619)
Comprehensive (loss) income	$(71,682)	$16,153

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$57,226	$11,080
Cash flows from investing activities:
Purchases of investments in marketable debt securities	(321,571)	(202,899)
Proceeds from sales of investments in marketable debt securities	37,548	30,634
Proceeds from maturities of investments in marketable debt securities	249,657	78,908
Capital expenditures	(48,447)	(44,600)
Purchases of equity securities and interests in affiliated companies	(1,559)	(2,390)
Proceeds from sale of equity securities and interests in affiliated companies	8,274	3,537
Cash paid for acquisitions, net of cash acquired	(1,292)	(1,006)
Other, net	(1,809)	(766)
Net cash used in investing activities	(79,199)	(138,582)
Cash flows from financing activities:
Repayment of debt and capital leases	(64)	(84)
Payments to acquire treasury stock	—	(8,459)
Proceeds from re-issuance of treasury stock	9,970	35,603
Proceeds from issuance of debt	—	973
Net cash provided by financing activities	9,906	28,033
Effect of exchange rate changes on cash and cash equivalents	1,328	(5,722)
Net decrease in cash and cash equivalents	(10,739)	(105,191)
Cash and cash equivalents at beginning of the period	209,509	364,270
Cash and cash equivalents at end of the period	$198,770	$259,079

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1—Basis of Presentation

The information presented in the Condensed Consolidated Financial Statements at March 31, 2005, and for the three months ended March 31, 2005 and 2004, is unaudited but includes adjustments, consisting only of all normal recurring adjustments, which Chiron Corporation believes to be necessary for fair presentation of the periods presented.

The Condensed Consolidated Balance Sheet amounts at December 31, 2004, have been derived from audited financial statements. Historically, Chiron’s operating results have varied considerably from period to period due to the nature of Chiron’s collaborative, royalty and license arrangements and the seasonality of certain vaccine products. In addition, the mix of products sold and the introduction of new products will affect comparability from quarter to quarter. As a consequence, Chiron’s interim results in any one quarter are not necessarily indicative of results to be expected for a full year. This information should be read in conjunction with Chiron’s audited Consolidated Financial Statements as of and for the year ended December 31, 2004, which are included in the Annual Report on Form 10-K filed by Chiron with the Securities and Exchange Commission.

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

Chiron, prior to filing its financial statements on Form 10-Q, publicly releases an unaudited condensed balance sheet and statement of operations. Between the date of Chiron’s earnings release and the filing of Form 10-Q, reclassifications may be required. These reclassifications, when made, have no effect on income from continuing operations, net income or earnings per share. There has been no such reclassification in the first quarter of 2005.

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 1—Basis of Presentation (Continued)

Chiron currently owns certain manufacturing and inspection equipment which are no longer useful and became available for sale in the first quarter of 2005. Chiron has committed to a plan to sell these assets and is actively marketing these assets. These assets are classified as “Assets held for sale” in the Condensed Consolidated Balance Sheet at March 31, 2005.

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

The following table illustrates the effect on net income (loss) and related net income (loss) per share, had compensation cost for the stock-based employee compensation been determined based upon the fair value method:

		Three Months Ended March 31,
		2005	2004
		(in thousands, except per share data)
Net income (loss):
As reported		$(8,942)	$39,772
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,061	1,340
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	16,674	21,507
	Proforma	$(24,555)	$19,605
Basic net income (loss) per share:
As reported		$(0.05)	$0.21
Proforma		$(0.13)	$0.10
Diluted net income (loss) per share:
As reported		$(0.05)	$0.21
Proforma		$(0.13)	$0.10

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 2—New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the cost resulting from all share-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued or on the fair value of liabilities incurred. Under SFAS 123(R), the fair-value-based method for recognition or disclosure of compensation expense will be applied using the modified prospective application transition method or the modified retrospective application transition method. Chiron currently measures compensation expense for its stock-based employee compensation under the intrinsic method. We are currently evaluating transition methods, option valuation methodologies and assumptions in light of SFAS 123(R), and therefore cannot estimate the impact of our adoption at this time, although we expect that its adoption will have a material impact on Chiron’s consolidated financial statements. Current option values determined using the Black-Scholes-Merton formula, used for purposes of proforma disclosure, may not be indicative of results from the valuation methodologies Chiron finally adopts. The effective date of SFAS 123(R) is the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance date of SFAS 123(R). The SEC’s new rule allows calendar year companies to implement SFAS 123(R) at the beginning of 2006, which makes SFAS 123(R) effective for Chiron in the first quarter of 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS No. 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through March 31, 2005, Chiron has not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether Chiron will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional and regulatory guidance before a decision can be made. Until that time, Chiron will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. If Chiron repatriates these earnings, a one-time tax charge to Chiron’s consolidated results of operations could occur. Chiron will continue to evaluate the impact of this provision in 2005.

Note 3—Inventories

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

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 3—Inventories (Continued)

Inventories, net of reserves consisted of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Finished goods	$57,046	$59,206
Work-in-process	107,518	116,660
Raw materials	68,693	45,288
	$233,257	$221,154

Note 4—Income Taxes

The effective tax rate for the three months ended March 31, 2005 and 2004 was 25% of pretax income (loss) from continuing operations. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

Note 5—Comprehensive Income (Loss)

For the three months ended March 31, 2005 and 2004, the foreign currency translation component of comprehensive income (loss) relates to permanent investments in non-U.S. subsidiaries, and accordingly, was not adjusted for income taxes.

Note 6—Treasury Stock

Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to “Additional paid-in capital”. Losses on reissuance of treasury stock are charged to “Additional paid-in capital” to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to “Accumulated deficit.” Chiron charged losses of $13.6 million and $25.4 million for the three months ended March 31, 2005 and 2004, respectively, to “Accumulated deficit” in the Condensed Consolidated Balance Sheets.

Note 7—Earnings (Loss) Per Share

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

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 7—Earnings (Loss) Per Share (Continued)

Contingently convertible debt instruments (“CoCos”) are included in diluted earnings per share, if dilutive. For the three months ended March 31, 2005, Chiron’s $500.0 million contingently convertible debentures due 2033 (“2033 Debentures”) and Chiron’s $385.0 million contingently convertible debentures due 2034 (“2034 Debentures”) were excluded from the computations of diluted earnings per share as the inclusion of each of these CoCos would be antidilutive.

The following table sets forth the computations for basic and diluted earnings (loss) per share on income (loss) from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
(Loss) income (Numerator):
(Loss) income from continuing operations	$(8,942)	$26,927
Shares (Denominator):
Weighted-average common shares outstanding	187,108	187,809
Effect of dilutive securities:
Stock options and equivalents	—	4,190
Weighted-average common shares outstanding, plus impact from assumed conversions	187,108	191,999
Basic (loss) earnings per share	$(0.05)	$0.14
Diluted (loss) earnings per share	$(0.05)	$0.14

The following table sets forth the computations for basic and diluted earnings (loss) per share on net income (loss) (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
(Loss) income (Numerator):
Net (loss) income	$(8,942)	$39,772
Shares (Denominator):
Weighted-average common shares outstanding	187,108	187,809
Effect of dilutive securities:
Stock options and equivalents	—	4,190
Weighted-average common shares outstanding, plus impact from assumed conversions	187,108	191,999
Basic (loss) earnings per share	$(0.05)	$0.21
Diluted (loss) earnings per share	$(0.05)	$0.21

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 7—Earnings (Loss) Per Share (Continued)

Stock options to purchase 22.4 million shares and 7.0 million shares with exercise prices greater than the average market prices of common stock were outstanding during the three months ended March 31, 2005 and 2004, respectively. These options were excluded from the respective computations of diluted earnings per share, as their inclusion would be antidilutive.

The dilutive effect of CoCos must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. For the three months ended March 31, 2005 and 2004, 7.3 million shares of common stock issuable upon conversion of the 2033 Debentures were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive.

If the 2034 Debentures are tendered for conversion, the value (“Conversion Value”) of cash and shares of Chiron’s common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures will be determined by multiplying the applicable conversion rate by a weighted average price. Chiron will deliver the Conversion Value to debenture holders as follows: (1) an amount in cash (“Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the debentures to be converted and (b) the aggregate principal amount of the debentures to be converted and (2) if the aggregate Conversion Value of the debentures to be converted is greater that the Principal Return, an amount in shares (“Net Shares”) equal to the aggregate Conversion Value less the Principal Return (“Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by a weighted average price. If dilutive, common shares to be added to the diluted shares outstanding would be determined by the net share settlement of the 2034 Debentures. For the three months ended March 31, 2005, the assumed conversion of the 2034 Debentures was not dilutive.

In addition, for the three months ended March 31, 2005 and 2004, 0.6 million shares and 8.5 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive.

All potential common shares have been excluded from the computation of diluted loss per share for the three months ended March 31, 2005, as their inclusion would be antidilutive. These potential common shares included stock options to purchase 1.2 million shares of common stock, 0.6 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes and 7.3 million shares issuable upon conversion of the Convertible Debentures.

Note 8—Discontinued Operations

In a strategic effort to focus on its core businesses of blood-testing, vaccines and biopharmaceuticals, Chiron completed the sale of Chiron Diagnostics to Bayer in 1998.

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 8—Discontinued Operations (Continued)

Chiron and Bayer Corporation, or Bayer, were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, Chiron made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. Chiron released previously established reserves deemed to be in excess following this settlement. This settlement resulted in a net gain of $12.8 million for the three months ended March 31, 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer.

Note 9—Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$332,746	$121,786	$210,960	$333,085	$117,048	$216,037
Patents	$135,375	$73,684	$61,691	$132,385	$71,616	$60,769
Trademarks	63,401	25,427	37,974	65,609	25,450	40,159
Licenses and technology rights	46,190	33,439	12,751	47,745	34,079	13,666
Developed product technologies	366,122	89,087	277,035	374,025	77,253	296,772
Customer relationships	29,729	12,211	17,518	31,234	12,421	18,813
Know how(1)	13,501	7,427	6,074	14,185	7,548	6,637
Databases	7,100	2,130	4,970	7,100	2,012	5,088
Other	24,785	9,892	14,893	34,893	19,090	15,803
Total other intangible assets	$686,203	$253,297	$432,906	$707,176	$249,469	$457,707
Total intangible assets subject to amortization	$1,018,949	$375,083	$643,866	$1,040,261	$366,517	$673,744

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

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 9—Intangible Assets (Continued)

Aggregate future amortization expense is expected to be as follows (in thousands):

For the three months ended March 31, 2005	$24,414
For the remaining nine months in the year ended December 31, 2005	$73,402
For the year ended December 31, 2005	$97,816
For the year ended December 31, 2006	$107,204
For the year ended December 31, 2007	$105,398
For the year ended December 31, 2008	$79,862
For the year ended December 31, 2009	$54,832
For the year ended December 31, 2010	$53,329

The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Balance as of December 31, 2004	$192,186	$669,208	$861,394
Effect of exchange rate changes	—	(15,569)	(15,569)
Balance as of March 31, 2005	$192,186	$653,639	$845,825

Note 10—Segment Information

Chiron is organized based on the products and services that it offers. Under this organizational structure, there are three reportable segments: (i) blood-testing, (ii) vaccines and (iii) biopharmaceuticals. The blood-testing segment consists of an alliance with Gen-Probe and Chiron’s one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics. Chiron’s alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood and plasma products for viral infection. Chiron’s joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. Through Chiron’s joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. The blood-testing segment also earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing Chiron’s hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets. The vaccines segment consists principally of adult and pediatric vaccines for viral and bacterial infections. Chiron sells these vaccines primarily in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets. The vaccines segment is also involved in the development of novel vaccines and vaccination technology. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious and pulmonary diseases, using the development and acquisition of technologies related to therapeutic proteins, antibodies and small molecules. The biopharmaceuticals segment earns royalties on third party sales of several products, including BETAFERON® interferon

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 10—Segment Information (Continued)

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

The accounting policies of Chiron’s reportable segments are the same as those described in Chiron’s Annual Report on Form 10-K for the year ended December 31, 2004. Chiron evaluates the performance of its segments based on each segment’s income (loss) from continuing operations.

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 10—Segment Information (Continued)

The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues
Blood-testing:
Product sales, net:
PROCLEIX® products	$64,431	$61,886
Ortho-Clinical Diagnostics	6,462	6,234
Total product sales, net	70,893	68,120
Revenues from joint business arrangement	36,058	30,361
Collaborative agreement revenues	1,882	2,064
Royalty and license fee revenues	25,204	16,434
Other revenues	76	195
Total blood-testing revenues	134,113	117,174
Vaccines:
Product sales, net:
Influenza vaccines	3,571	7,705
Meningococcus vaccines	9,153	4,549
Travel vaccines	43,759	23,010
Pediatric and other vaccines	30,493	51,182
Total product sales, net	86,976	86,446
Collaborative agreement revenues	2,242	3,966
Royalty and license fee revenues	1,416	2,650
Other revenues	3,276	3,643
Total vaccines revenues	93,910	96,705
Biopharmaceuticals:
Product sales, net:
BETASERON® interferon beta-1b	26,634	30,136
TOBI® tobramycin	52,935	52,524
PROLEUKIN® aldesleukin	29,535	31,868
Other	10,190	11,972
Total product sales, net	119,294	126,500
Collaborative agreement revenues	403	485
Royalty and license fee revenues	18,626	17,297
Other revenues	6,195	3,100
Total biopharmaceuticals revenues	144,518	147,382
Other:
Royalty and license fee revenues	34,815	18,411
Total revenues	$407,356	$379,672
Income (loss) from continuing operations
Blood-testing	$74,359	$63,640
Vaccines	(85,399)	(50,039)
Biopharmaceuticals	(6,108)	19,249
Other	(8,612)	(6,477)
Segment (loss) income from operations	(25,760)	26,373
Interest expense	(7,079)	(5,925)
Interest and other income, net	21,447	16,074
Minority interest	(530)	(620)
(Loss) income from continuing operations before income taxes	$(11,922)	$35,902

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 11—Commitments and Contingencies

On October 5, 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent Chiron a letter prohibiting us from releasing any FLUVIRIN® influenza vaccine doses manufactured at our Liverpool facility since March 2, 2004 and suspending our license to manufacture influenza virus vaccine in our Liverpool facility for three months (later extended for an additional three months). In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. Following the MHRA’s decision and an inspection by the Food and Drug Administration, or FDA, the FDA sent Chiron a warning letter citing violations of good manufacturing practices. Chiron provided the FDA with a written response to the warning letter on January 7, 2005. As a result of the suspension of Chiron’s license, Chiron did not release any FLUVIRIN product during the 2004-2005 influenza season.

On March 2, 2005, the MHRA notified us that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN® vaccine, conditioned on the understanding that Chiron’s commitment to remediation will continue and will be subject to further inspections by the MHRA. The FDA is still expected to conduct a full inspection to determine whether deficiencies noted in the warning letter the FDA issued in December 2004 have been resolved. If Chiron fails to adequately address the matters discussed in the warning letter, the FDA may modify Chiron’s U.S. license in an adverse manner, take action that could result in imposition of fines, require temporary or permanent cessation of future selling of FLUVIRIN vaccine or take other action that could reduce Chiron’s ability to market FLUVIRIN vaccine.

Chiron received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN vaccine and the suspension by the MHRA of our license. In February 2005, after having previously commenced an informal inquiry, the Securities and Exchange Commission, or SEC, notified Chiron that it would commence a formal investigation into whether Chiron or its employees have violated any federal securities laws in connection with these developments regarding FLUVIRIN vaccine, and in April 2005, Chiron received a subpoena from the SEC requesting production of certain documents relating to its Liverpool facility and FLUVIRIN vaccine. Chiron also received a voluntary request for information from the United States House of Representatives Committee on Energy and Commerce requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office and the SEC staff and additional interviews are anticipated. Additional investigations regarding these matters may arise. In addition, Chiron and certain of our officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN vaccine. Chiron has been contacted by certain parties who may bring claims against us as a result of Chiron’s inability to supply FLUVIRIN vaccine in the 2004-2005 season, including the U.S. Centers for Disease Control and Prevention and certain distributors of FLUVIRIN vaccine who have suggested that they are entitled to compensation under their contracts for the 2004-2005 season. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused Chiron to incur substantial

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 11—Commitments and Contingencies (Continued)

expense, and have required significant time and attention from Chiron’s management and will continue to do so in the future and could result in civil and/or criminal penalties against Chiron. The results of any such investigations, proceedings or disputes could have a material adverse effect on Chiron’s consolidated financial position and results of operations and/or cash flow.

In addition to the investigations, inquiry and lawsuits related to the recent FLUVIRIN vaccine developments, Chiron is party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings related to intellectual property rights, contractual rights and obligations, employment matters, claims of product liability and other issues. While it is possible that an adverse determination of any of such ordinary course matters could have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any these ordinary course matters will have a material adverse effect upon Chiron’s consolidated financial position and results of operations or cash flows.

Chiron’s tax filings are presently under examination in several domestic and international tax jurisdictions. While there is no assurance that Chiron will prevail in all tax examinations in the event the taxing authorities disagree with Chiron’s interpretation of the tax law, Chiron’s management does not believe, based upon information known to it, that the final resolution of any of these audits will have a material adverse effect upon Chiron’s consolidated financial position and results of operations or cash flows. Adequate provisions have been made for these tax examinations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our expectations, hopes or intentions regarding the future, including statements relating to sales growth, product development initiatives, new product marketing, acquisitions, competition, and licensing activities that involve risks and uncertainties and are subject to change. The forward-looking statements contained in this Form 10-Q reflect our current expectations on the date of this Form 10-Q. Actual results, performance or outcomes may differ materially from current expectations. Our actual performance may differ from current expectations due to many factors, including additional adverse developments resulting from the suspension from October 5, 2004 through March 2, 2005 of Chiron’s UK license to manufacture FLUVIRIN® influenza virus vaccine, the announcement of such suspension and the litigation and investigations relating to these matters, the outcome of clinical trials, regulatory review and approvals, manufacturing capabilities, intellectual property protections and defenses, stock price and marketing effectiveness. In particular, there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products, or achieve market acceptance for such new products. No assurances can be given that additional issues with respect to FLUVIRIN® vaccine or Chiron’s manufacturing generally will not arise in the future, or that we will successfully address matters raised in a warning letter from the U.S. Food and Drug Administration with respect to our FLUVIRIN vaccine manufacturing facilities. There can be no assurance that our out-licensing activity will generate significant revenue, or that our in-licensing activities will fully protect us from claims of infringement by third parties. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including approval by Novartis, regulatory approvals and the integration of operations. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, under the caption “Factors That May Affect Future Results” in this Form 10-Q. We do not undertake an obligation to update the forward-looking information contained in this Form 10-Q.

Introduction

We are a global biopharmaceutical company that participates in three healthcare markets: blood-testing, vaccines, and biopharmaceuticals. Our revenues consist of product sales, revenues from a joint business contractual arrangement, collaborative agreement revenues, royalty and license fee revenues, and other revenues, primarily consisting of contract manufacturing and grant revenues. Our research and development efforts are focused on developing products for cancer and infectious and pulmonary disease.

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

The vaccines segment consists of more than 20 pediatric and adult vaccines including influenza, meningococcal, travel and pediatric vaccines. We sell these vaccines primarily in the U.S., Germany, Italy and the United Kingdom, as well as in other international markets. Our vaccines segment is also involved in the development of other novel vaccines and vaccination technology. We acquired a number of vaccines including FLUVIRIN® influenza virus vaccine as part of our July 8, 2003 acquisition of PowderJect.

The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer, infectious and pulmonary diseases. Our in-house capabilities span three types of therapeutics, including small molecules, therapeutic proteins and monoclonal antibodies. Our products include TOBI® (tobramycin solution for inhalation) for pseudomonal lung infections in cystic fibrosis patients, PROLEUKIN® (aldesleukin) for cancer (metastatic melanoma and renal cell carcinoma) and BETASERON® (interferon beta-1b) for multiple sclerosis. The biopharmaceuticals segment also includes collaborations with Berlex Laboratories, Inc. and its parent company, Schering AG of Germany, related to BETASERON® interferon beta-1b. The biopharmaceuticals segment earns royalties on third party sales of several products, including BETAFERON® interferon beta-1b, and earns license fees for technologies, such as hepatitis C virus-related patents, used by third parties to develop therapeutic products.

We view certain other revenues and expenses as not belonging to any one segment. As a result, we have aggregated these items into an “Other” segment.

FLUVIRIN® Influenza Virus Vaccine Recent Events

During the third quarter of 2004, in conducting final internal release procedures for our FLUVIRIN influenza virus vaccine, our quality systems identified lots that did not meet product sterility specifications. As a result, we determined at that time to delay releasing any FLUVIRIN vaccine doses pending completion of internal investigations. On October 5, 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent us a letter prohibiting us from releasing any FLUVIRIN® influenza vaccine doses manufactured at our Liverpool facility since March 2, 2004 and suspending our license to manufacture influenza virus vaccine in our Liverpool facility for three months (later extended for an additional three months). In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. Following the MHRA’s decision and an inspection by the Food and Drug Administration, or FDA, the FDA sent us a warning letter citing violations of good manufacturing practices. We provided the FDA with a written response to the warning letter on January 7, 2005. As a result of the suspension of our license, we did not release any FLUVIRIN product during the 2004-2005 influenza season.

On March 2, 2005, the MHRA notified us that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN® vaccine, conditioned on the understanding that Chiron’s commitment to its remediation plan will continue and will be subject to further inspections by the MHRA. The FDA is still expected to conduct a full inspection to determine whether deficiencies noted in the warning letter the FDA issued in December 2004 have been resolved. If we fail to adequately address the matters discussed in the warning letter, the FDA may modify our U.S. license in an adverse manner, take action that could result in imposition of fines, require temporary or permanent cessation of future selling of FLUVIRIN vaccine or take other action that could reduce our ability to market FLUVIRIN vaccine.

We received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN vaccine and the suspension by the MHRA of our license. In February 2005, after having previously commenced an informal inquiry, the Securities and Exchange Commission, or SEC, notified us that it would commence a formal investigation into whether we or our employees have violated any federal securities laws in connection with these developments regarding FLUVIRIN vaccine, and in April 2005, we received a subpoena from the SEC requesting production of certain documents relating to our Liverpool facility and FLUVIRIN vaccine. We also received a voluntary request for information from the United States House of Representatives Committee on Energy and Commerce requesting production of certain documents.

Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office and the SEC staff and additional interviews are anticipated. Additional investigations regarding these matters may arise.

In addition, we and certain of our officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN vaccine, including the U.S. Centers for Disease Control and Prevention and certain distributors of FLUVIRIN vaccine who have suggested that they are entitled to compensation under their contracts for the 2004-2005 season. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused us to incur substantial expense and have required significant time and attention from our management and will continue to do so in the future and could result in civil and/or criminal penalties against Chiron. The results of any such investigations, proceedings or disputes could have a material adverse effect on our consolidated financial position and results of operations and/or cash flow.

Our inability to supply FLUVIRIN vaccine during the 2004-2005 influenza season may also lead to loss of market share in the 2005-2006 season and future seasons. Following the announcement of our license suspension, competitors announced plans to introduce influenza vaccine products in the United States and are seeking expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may choose to purchase flu vaccine from other providers as their products become available in the United States. Loss of market share could have a material adverse effect on our business and results of operations. We also expect to incur expenses in connection with ongoing FLUVIRIN vaccine matters, which could be material, including in connection with (1) our continuing remediation efforts at our Liverpool facility; and (2) responding to the U.S. Attorney for the Southern District of New York, the SEC, the United States House of Representatives Committee on Energy and Commerce and the private lawsuits and other claims and investigations that may arise.

For additional information concerning the risks we face as a result of these FLUVIRIN vaccine developments, see “Factors That May Affect Future Results—The recent developments with respect to FLUVIRIN® vaccine will harm our business and results of operations.” For additional information on the U.S. Attorney’s investigation, SEC investigation and private lawsuits and other claims, see Part II, Item 1. “Legal Proceedings” of this report on Form 10-Q.

Restated Second-Quarter and Third-Quarter 2004 Financial Statements

During our 2004 year-end financial statement review and Section 404 Sarbanes-Oxley review, we determined that certain sales of the travel vaccine recorded as revenues in the second quarter of 2004 should not have been recorded as revenue at that time, and that portions of those sales should have been recorded as revenues in the third and fourth quarters of 2004 and possibly in later quarters. As a result, we restated the financial statements included in our Quarterly Reports on Form 10-Q for such quarters and filed amended Form10-Q’s for such quarters on April 6, 2005.

In light of the fact that we were already in contact with the SEC in relation to their investigation described above under “FLUVIRIN® Influenza Virus Vaccine Recent Events,” we informed the SEC of these matters, and adjustments we made after January 26, 2005 to the fourth quarter and full-year 2004 financial information we released on January 26, 2005, and have been providing the SEC information.

Summary Consolidated Financial Data

Following is an analysis and discussion of our operating results on a consolidated basis, which is followed by a description of our most critical accounting policies and use of estimates and more detailed analysis and discussion of our operating results by segment and our liquidity and capital resources.

	Three Months Ended March 31,		$ Change	% Change
	2005	2004	Three Months	Three Months
	($ in 000’s, except per share data)
Product sales, net	$277,163	$281,066	$(3,903)	(1.4)%
Revenues from joint business arrangement	36,058	30,361	5,697	18.8%
Royalty and license fee revenues	80,061	54,792	25,269	46.1%
Total revenues	407,356	379,672	27,684	7.3%
Gross profit margin	41%	55%
Research and development expenses	109,839	98,410	11,429	11.6%
Selling, general and administrative expenses	131,908	104,740	27,168	25.9%
Income (loss) from continuing operations	(8,942)	26,927	(35,869)	(133.2)%
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.14	$(0.19)	(135.7)%

Loss from continuing operations was $8.9 million or $0.05 per diluted share for the three months ended March 31, 2005. Income from continuing operations was $26.9 million or $0.14 per diluted share for the three months ended March 31, 2004. For the first quarter 2005, we incurred $16.0 million of FLUVIRIN vaccine remediation costs and $10.0 million of legal costs associated with the FLUVIRIN vaccine-related developments. In addition, our Liverpool facility was not in flu production during the first quarter 2005, therefore idle facility costs increased by $13.0 million as compared with the first quarter 2004. Total revenues were $407.4 million and $379.7 million for the three months ended March 31, 2005 and 2004, respectively. Revenues increased primarily due to increased royalty and license fee revenues and higher revenues from the joint business arrangement with Ortho-Clinical Diagnostics. The increase in total revenues was attributable in part to the movement in exchange rates, in particular the movements in the Euro and British Pound against the U.S. dollar. The movement in exchange rates added approximately 1.0% to our total revenues for the three months ended March 31, 2005. However, since our Euro and British Pound denominated expenses have also increased due to the movement in exchange rates, our loss per share from continuing operations increased $0.01 per diluted share for the three months ended March 31, 2005, due to higher expenses compared to revenues denominated in Euros and British Pounds.

For the three months ended March 31, 2005, product sales decreased compared with the three months ended March 31, 2004 primarily due to declines in sales of pediatric and other vaccines, BETASERON® interferon beta-1b and PROLEUKIN® aldesleukin, offset by increases in sales of travel vaccines, Meningococcus vaccines and PROCLEIX® assays and systems, as discussed below.

Revenues from the joint business arrangement increased primarily due to higher profits from Ortho’s foreign affiliates. Royalty and license fee revenues increased, primarily due to our September 2004 settlement agreement with Roche regarding our HIV patent in the US.

The decline in gross profit margins for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to $13.0 million of increased idle facility costs as a result of the delay in commercial production of FLUVIRIN vaccine for the 2005-2006 season and $16.0 million of FLUVIRIN vaccine remediation costs included in cost of sales for the three months ended March 31, 2005. Also, contributing to the decrease was planned idle facility time for Biopharmaceuticals manufacturing. Gross profit margins do not include amortization expense of intangible assets from acquired developed products related to business combinations.

The main components of the increase in research and development expenses for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 relate to development efforts in our oncology franchise, development of new processes and procedures in existing manufacturing facilities for BETAFERON interferon beta-1b, and development efforts for CUBICIN® (daptomycin for injection), tifacogin and blood-testing programs. This increase was partially offset by research and development programs that have been discontinued or disposed of prior to the first quarter of 2005.

The increase in selling, general and administrative expenses for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was due partially to approximately $10.0 million in legal expenses associated with the FLUVIRIN developments discussed above under “FLUVIRIN® Influenza Virus Vaccine Recent Events”. The increase also reflects $3.0 million due to the movement in the Euro and British Pound exchange rates. The remaining increase in selling, general and administrative expenses reflects a broad range of activities, significant among them on-going marketing and pre-launch programs to support the continued growth of our business, investment in geographic penetration and corporate governance costs.

The effective tax rate for the three months ended March 31, 2005 and 2004 was 25% of pretax income (loss) from continuing operations. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

Critical Accounting Policies and the Use of Estimates

Our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Results of Operations

Blood-testing

	Three Months Ended March 31,		$ Change	% Change
	2005	2004	Three Months	Three Months
	($ in 000’s, except percentages)
Product sales, net:
PROCLEIX® products	$64,431	$61,886	$2,545	4.1%
Ortho-Clinical Diagnostics	6,462	6,234	228	3.7%
	70,893	68,120	2,773	4.1%
Revenue from joint business arrangement	36,058	30,361	5,697	18.8%
Collaborative agreement revenues	1,882	2,064	(182)	(8.8)%
Royalty and license fee revenues	25,204	16,434	8,770	53.4%
Other revenues	76	195	(119)	(61.0)%
Total blood-testing revenues	$134,113	$117,174	$16,939	14.5%
Gross profit margin	44%	43%
Research and development expenses	$7,804	$5,109	$2,695	52.8%
Selling, general and administrative expenses	$11,775	$9,257	$2,518	27.2%

Product sales

PROCLEIX® Products   On February 27, 2002, the U.S. Food and Drug Administration approved the PROCLEIX® HIV-1/ HCV Assay. We have marketed the PROCLEIX® HIV-1/HCV Assay in Europe since 1999. On January 15, 2004, the PROCLEIX® ULTRIO™ HIV-1/HCV/HBV Assay received European CE marking for use on the semi-automated PROCLEIX System, and on December 14, 2004 the PROCLEIX ULTRIO Assay received European CE marking for use on the fully automated, high throughput PROCLEIX®TIGRIS® System. Under a collaboration agreement with Gen-Probe, we market and sell the PROCLEIX® HIV-1/ HCV Assay, the PROCLEIX ULTRIO™ Assay and the related instrument system. In addition to selling directly in the U.S., we also sell in various international markets, directly and through distributors. We record revenue based upon the reported results obtained from the customer from the use of assays to screen donations or upon sale and delivery of the assays, depending on the underlying contract. In the case of equipment sales or leases, we record revenue upon the sale and transfer of the title of the instrument or ratably over the life of the lease term, respectively. For provision of service on the instruments, we recognize revenue ratably over the life of the service agreement.

The increase in product sales for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to $3.9 million from price increases from the conversion to the PROCLEIX® ULTRIO™ HIV-1/HCV/HBV Assay from the PROCLEIX® HIV-1/HCV Assay and continued penetration into several markets abroad. This increase was offset by a decline of $1.3 million from the U.S. market primarily due to decreased donations resulting in lower sales in the U.S. of the PROCLEIX® HIV-1/HCV Assay.

Revenue from joint business arrangement   The increase in revenue from joint business arrangement for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $8.5 million from an increase in profitability from Ortho-Clinical Diagnostics’ foreign affiliates and (ii) $1.2 million from an increase in royalties. These increases were partially offset by $4.0 million lower profits from Ortho-Clinical Diagnostics’ U.S. operations.

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

Royalty and license fee revenues   Our blood-testing segment earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus (HCV) and HIV-related (HIV) patents, for use in the blood screening and plasma fractionation markets. Our blood-testing segment also earns license fees related to our HCV and HIV patents for technologies used by third parties to develop products for use in the blood screening and plasma fractionation markets. The increase in royalty and license fee revenues for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $5.3 million from the Roche settlement reached in September 2004 as discussed below under “Other—Royalty and license fee revenues—Roche Settlement”, (ii) $2.0 million for the remainder of the fee under our licensing agreement reached in 2004 with Laboratory Corporation of America Holdings (LabCorp) for our HCV intellectual property for nucleic acid testing (NAT) and (iii) $0.7 million in royalty fees from the blood transfusion centers of the German Red Cross.

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

Gross profit margin   Gross profit margin was consistent for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004.

Blood-testing gross profit margin may fluctuate in future periods as the blood-testing product and customer mix changes.

Research and development   The increase in research and development expenses for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to $2.6 million for research activities focused primarily on variant Creutzfeldt-Jakob disease (vCJD).

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general, and administrative   The increase in selling, general and administrative expenses for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $1.7 million from the geographic expansion of our customer base for the PROCLEIX® HIV-1/HCV Assay particularly in Latin America and Asia markets and (ii) $0.7 million for the increase in technical training.

We expect continued growth in selling, general and administrative expenses related to nucleic acid testing technology and products as our sales opportunities expand in new markets through anticipated additional nucleic acid testing adoption.

Vaccines

	Three Months Ended March 31,		$ Change	% Change
	2005	2004	Three Months	Three Months
	($ in 000’s, except percentages)
Product sales, net:
Influenza vaccines:
Other Influenza vaccines	$3,571	$5,260	$(1,689)	(32.1)%
FLUVIRIN vaccine	—	2,445	(2,445)	(100.0)%
Influenza vaccines	3,571	7,705	(4,134)	(53.7)%
Meningococcus vaccines	9,153	4,549	4,604	101.2%
Travel vaccines	43,759	23,010	20,749	90.2%
Pediatric and other vaccines	30,493	51,182	(20,689)	(40.4)%
	86,976	86,446	530	0.6%
Collaborative agreement revenues	2,242	3,966	(1,724)	(43.5)%
Royalty and license fee revenues	1,416	2,650	(1,234)	(46.6)%
Other revenues	3,276	3,643	(367)	(10.1)%
Total vaccines revenues	$93,910	$96,705	$(2,795)	(2.9)%
Gross profit margin	(3)%	33%
Research and development expenses	$33,556	$34,409	$(853)	(2.5)%
Selling, general and administrative expenses	$39,462	$39,003	$459	1.2%
Amortization expense	$14,999	$15,084	$(85)	(0.6)%

Product sales   We sell influenza, meningococcal, travel, pediatric and other vaccines in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets.

Influenza vaccines   As described above under “FLUVIRIN® Influenza Virus Vaccine Recent Events,” as a result of recent developments with respect to FLUVIRIN vaccine, we had no FLUVIRIN vaccine sales in the three months ended March 31, 2005. Sales of FLUVIRIN influenza vaccine were $2.4 million for the three months ended March 31, 2004 from the 2003-2004 influenza season. Our other influenza vaccines decreased by $1.7 million due to lack of sales for the southern hemisphere.

Meningococcus vaccines   The increase in meningococcus vaccines sales for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $4.8 million of MENZB™ meningococcal B vaccine sales to the Ministry of Health in New Zealand and (ii) $1.8 million increase in tender sales of MENJUGATE® meningococcus C conjugate vaccine to Canada. This increase is partially offset by (i) a $1.2 million decline in MENJUGATE® vaccine tender sales in Australia and (ii) $0.8 million from a decline in MENJUGATE® vaccine sales to other countries.

Travel vaccines   The increase in travel vaccines sales for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $12.0 million increase in tick-borne encephalitis (TBE) vaccine sales in the first quarter of 2005; sales in the first quarter of 2004 were lower due to $15.1 million of sales in the fourth quarter of 2003; TBE vaccines are typically sold in the first half of the year, (ii) $7.9 million from increased demand for our rabies vaccines in the U.S., primarily due to a product recall from a competitor, and increased sales to Canada and (iii) $3.7 million from increased demand for our rabies vaccines in Asia. These increases were offset by a decline of $3.0 million in sales of Dukoral vaccine due to the divestiture in the second quarter of 2004 of certain vaccines operations in Sweden acquired in our acquisition of PowderJect.

Pediatric and other vaccines   Sales of our pediatric and other vaccines decreased for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 primarily due to (i) $8.7 million decline in Polio vaccine sales due to a lack of product availability as a result of manufacturing upgrades that have delayed manufacturing, (ii) $5.3 million decline due to the planned divestiture of certain vaccines operations in Sweden in the second quarter of 2004 acquired from our acquisition of PowderJect and (iii) $2.3 million decline in measles, mumps and rubella vaccines sales due to a lack of product availability as a result of manufacturing upgrades that have delayed manufacturing.

Certain of our vaccine products are seasonal, particularly our influenza vaccines, which have higher sales primarily in the second half of the year. Our tick-borne encephalitis vaccine is also seasonal with higher sales typically in the first half of the year. Certain of our vaccines require regulatory approval for production or sale of the product and sales may fluctuate depending on these regulatory approvals. We expect increased competition for our influenza vaccines business in the future as a result of the recent FLUVIRIN vaccine developments. For more information on this, see “—FLUVIRIN® Influenza Virus Vaccine Recent Events” above. In addition, we expect MENJUGATE® meningococcus C conjugate vaccine sales to continue to fluctuate as public health authorities consider adoption of broad vaccination programs and competitive pressures continue to increase.

Collaborative agreement revenues   We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Collaborative agreement revenues for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 decreased primarily due to $1.0 million in lower milestone payments related to an agreement to supply MENZB™ meningococcal B vaccine to the Ministry of Health in New Zealand.

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

GlaxoSmithKline   An agreement with GlaxoSmithKline plc provides for royalties on sales of certain vaccine products. Under this agreement, royalties were $0.9 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. This decrease was primarily due to lower sales and royalty rates.

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

Other revenues

Other revenues recognized in our vaccines segment did not fluctuate significantly for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. Other revenues recognized in our vaccines segment primarily consist of grant revenues and contract manufacturing revenues and may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues.

Gross profit margin   Gross profit margin decreased for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 primarily due to $16.0 million of FLUVIRIN vaccine remediation costs charged to cost of sales and $13.0 million increase in idle facility costs charged to cost of sales as our Liverpool facility was not in FLUVIRIN vaccine production during the first quarter of 2005 due to FLUVIRIN vaccine remediation activities.

Vaccines gross profit margin does not include amortization expense of intangible assets from acquired developed products related to business combinations. Such amortization expense is included in the caption “amortization expense of intangible assets acquired in business combinations and asset purchases”.

Vaccines gross profit margin may fluctuate significantly in future periods due to product and customer mix, seasonality and ordering patterns, production yields, regulatory approvals and competitive pressures.

Research and development   The decrease in research and development expenses for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to the second quarter 2004 divestiture of certain research and development operations, acquired in the acquisition of PowderJect. The divested operations included $4.2 million in research and development expenses for the three months ended March 31, 2004. This decrease was partially offset by an increase of $1.7 million from our flu cell culture development program.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general, and administrative   The increase in selling, general and administrative expenses for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was due to (i) an additional $2.3 million from the establishment of sales and marketing operations in the U.S., (ii) $1.7 million for executive severance and (iii) $2.0 million due to the movement in the Euro and British pound to U.S. Dollar exchange rate. These increases were partially offset by a reduction of $2.0 million as a result of the planned divestiture of certain PowderJect operations in the second quarter 2004 and (iii) $1.5 million from the recovery of bad debt.

Biopharmaceuticals

	Three Months Ended March 31,		$ Change	% Change
	2005	2004	Three Months	Three Months
	($ in 000’s, except percentages)
Product sales, net:
BETASERON® interferon beta-1b	$26,634	$30,136	$(3,502)	(11.6)%
TOBI® tobramycin	52,935	52,524	411	0.8%
PROLEUKIN® aldesleukin	29,535	31,868	(2,333)	(7.3)%
Other	10,190	11,972	(1,782)	(14.9)%
	119,294	126,500	(7,206)	(5.7)%
Collaborative agreement revenues	403	485	(82)	(16.9)%
Royalty and license fee revenues	18,626	17,297	1,329	7.7%
Other revenues	6,195	3,100	3,095	99.8%
Total biopharmaceutical revenues	$144,518	$147,382	$(2,864)	(1.9)%
Gross profit margin	72%	76%
Research and development expenses	$67,729	$58,567	$9,162	15.6%
Selling, general and administrative expenses	$37,897	$31,926	$5,971	18.7%
Amortization expense	$6,264	$6,248	$16	0.3%

Product sales   Biopharmaceutical product sales in 2005 and 2004 consisted principally of BETASERON® interferon beta-1b, TOBI® tobramycin and PROLEUKIN® aldesleukin products.

BETASERON® interferon beta-1b   We manufacture interferon beta-1b, which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively, Schering), under the trade names BETASERON® (in the U.S and other non-European markets) and BETAFERON® (in Europe). Boehringer Ingelheim also supplies BETAFERON® interferon beta-1b to Schering for sale in Europe. For product we manufacture, we recognize a portion of revenue for product sales upon shipment to Schering and the remainder based on a contractual percentage of sales by Schering, both of which we record as product sales. For product manufactured by Boehringer Ingelheim and marketed by Schering in Europe under the trade name BETAFERON®, we receive royalties calculated at the same percentage of sales less the amount paid or incurred by Schering for supply costs, which we record in royalty and license fee revenues.

The decrease in BETASERON® product sales for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 primarily related to (i) $3.6 million from reduced shipments to Berlex and (ii) $1.0 million from inventory ordering patterns. These decreases were partially offset by (i) $0.6 million from price increases and (ii) $0.6 million from the change in foreign exchange rates.

TOBI® tobramycin solution for inhalation   We sell TOBI® solution directly in the U.S. and certain international markets. The increase in sales for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $2.9 million due to price increases, (ii) $1.3 million due to increased patient demand in the U.S. and (iii) $0.8 million due to the benefit of the movement in the Euro to U.S. Dollar exchange rate. These increases were partially offset by $4.6 million reduction due to wholesaler ordering patterns.

PROLEUKIN® (aldesleukin)   The decrease in sales for PROLEUKIN (aldesleukin) for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $1.9 million due to a decrease in patient demand as a result of increased competition and (ii) $1.2 million for wholesaler inventory ordering patterns. These decreases were partially offset by (i) $0.8 million for price increases and (ii) $0.4 million due to the benefit of the movement in the Euro to U.S. Dollar exchange rate.

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

BETAFERON® interferon beta-1b   BETAFERON product royalties were $15.5 million and $13.8 million for the three months ended March 31, 2005 and 2004, respectively.

The increase in BETAFERON® product royalties for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $0.8 million due to favorable movement in the Euro to U.S. Dollar exchange rate, (ii) $0.4 million from price increases and (iii) $0.2 million from an increase in demand.

The balance of royalty and license fee revenues recognized in our biopharmaceuticals segment consisted of various other agreements, which individually were not material.

Royalty and license fee revenues may fluctuate based on the nature of the related agreements, the timing of receipt of license fees and the expiration of patents. Results in any one period are not necessarily indicative of results to be achieved in the future. Also, the license agreements typically provide for certain milestone payments and various royalties on future product sales if the licensees commercialize a product using our technology. However, we have no assurance that the licensees will meet their development objectives or commercialize a product using our technology. In addition, our ability to generate additional royalty and license fee revenues may depend, in part, on our ability to market and capitalize on the value of our technologies.

Other revenues

Contract manufacturing revenues   Our biopharmaceuticals segment recognized contract manufacturing revenues of $6.1 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively. The fluctuation resulted from the timing of contract manufacturing activities.

The balance of other revenues recognized in our biopharmaceuticals segment consisted of various other arrangements, which individually were not material.

Other revenues recognized in our biopharmaceuticals segment may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues. There can be no assurance that we will be successful in obtaining additional revenues or that these revenues will not decline.

Gross profit margin   The decrease in gross profit margin for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to a planned increase in idle time for manufacturing facilities.

Biopharmaceutical gross profit margin does not include amortization expense of intangible assets from acquired developed products related to business combinations. Such amortization expense is included in the caption “amortization expense of intangible assets acquired in business combinations and asset purchases”.

Biopharmaceutical gross profit margin may fluctuate significantly in future periods due to production yields, increased cost to produce the BETASERON® pre-filled diluent syringe and as the biopharmaceutical product and customer mix changes.

Research and development expense   The increase in research and development expenses for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $3.4 million increase in expense related to the development of new processes and performance of test runs related to installed equipment of our existing manufacturing facilities to support the supply of BETAFERON® interferon beta-1b to Schering, (ii) $2.5 million for development activities related to CUBICIN® (daptomycin for injection) for treatment of complicated skin and soft tissue infections, (iii) $2.1 million for activities related to the development of tifacogin, (iv) $1.9 million for the progression of phase 1 clinical studies of our oncology compound CHIR-258 and (v) $3.5 million for research and early stage development activities, primarily related to oncology compounds. These increases are partially offset by (i) a $2.3 million decrease related to the discontinued development of tezacitabine in the first quarter of 2004 based on an analysis of the data from a Phase II trial in patients with gastro esophageal cancer and (ii) $1.9 million decrease in expenses related to the SILCAAT trial.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general, and administrative expense   The increase in selling, general and administrative expenses for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $1.9 million of pre-launch costs for CUBICIN (daptomycin for injection), (ii) $1.4 million for increased TOBI sales and marketing activities, (iii) $0.9 million of pre-launch costs for PULMINIQ™ (cyclosporine, USP) inhalation solution, (iv) $1.0 million for increased marketing and medical activities in Europe and other international markets and (v) $0.4 million due to movement in the Euro to U.S. Dollar exchange rate.

Other

We view certain other revenues and expenses, particularly certain royalty and license fee revenues primarily related to HIV and HCV-related patents, and unallocated corporate expenses, as not belonging to any one reportable segment. As a result, we have aggregated these items into an “Other” segment.

	Three Months Ended March 31,		$ Change	% Change
	2005	2004	Three Months	Three Months
	($ in 000’s, except percentages)
Royalty and license fee revenues	$34,815	$18,411	$16,404	89.1%
Selling, general and administrative expenses	42,774	24,554	18,220	74.2%
Interest expense	7,079	5,925	1,154	19.5%
Interest and other income, net	21,447	16,074	5,373	33.4%

Royalty and license fee revenues   Our other segment earns royalties on third party sales of, and license fees on, several products. The majority of royalty and license fee revenues related to the use of our HCV and HIV-related patents for diagnostic testing purposes by various third parties.

Roche settlement   In October 2000, we entered into three license agreements with Roche and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for use of our HCV and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostics products. The third agreement relates to blood screening.

Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable ratably through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to Roche’s use of our HCV-related patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to Roche’s use of our HCV-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001. Royalty revenues under the hepatitis C virus agreement increased for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004, by $1.8 million and 15.2%.

The HIV agreement also provides for royalties on future sales related to Roche’s use of our HIV-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld our HIV-related patent. Royalty revenues recognized under this agreement increased by $11.1 million for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. This increase is mainly due to a settlement agreement with Roche, described in more detail below, under which we recognized revenues for a portion of a nonrefundable royalty payment.

An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. The issuance of the patent triggered a milestone payment to us of $10.0 million from Roche, which was received in April 2003. As permitted under the terms of its licensing agreement, Roche decided to institute arbitration proceedings in regard to the application of the U.S. patent. We had deferred recognition of the $10.0 million milestone payment, interest, royalties received and royalties accrued under the patent until the resolution of this dispute. On September 10, 2004, we reached a settlement agreement with Roche. Under the terms of the settlement agreement, the milestone payment along with any royalties received prior to March 31, 2004 became non-refundable. Accordingly, during the third quarter 2004, we recognized $10.0 million in license fees and $21.8 million in royalties up until June 30, 2004, which had previously been deferred, of which $16.3 million has been recognized as revenue in our other segment and $5.5 million has been recognized as revenue in our blood testing segment. During the third quarter 2004, we also recognized $0.8 million in interest on the license fee. Also under the settlement agreement, in the first quarter of 2005, we received a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0 million. The amount of the refund available decreases in increments over the quarters of 2005 and 2006. As such, Chiron expects to recognize $64.0 million of the payment as revenue over 2005 and 2006. The remaining $14.0 million is nonrefundable and was recognized as revenue in the third quarter 2004, of which, $9.3 million has been recognized as revenue in our other segment and $4.7 million has been recognized as revenue in our blood-testing segment. Currently, the applicable issued HCV-related patents expire in 2015 for the U.S. and in 2010 for Europe. Currently, the applicable issued HIV-related patent in Europe expires in 2005. For the three months ended March 31, 2005, we recognized $10.7 million of revenue for this settlement in our other segment and $5.3 million of revenue for this settlement in our blood-testing segment. Revenues earned from diagnostic products are included in our other segment and revenues earned from blood screening are included in our blood-testing segment.

Bayer   A cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer Corporation. Royalties increased for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 due to a fee of $1.8 million for a license agreement in the first quarter of 2005.

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

Selling, general, and administrative   The increase in selling, general and administrative expenses for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 was primarily due to (i) $10.0 million of legal costs associated with the FLUVIRIN vaccine-related developments discussed above under “FLUVIRIN® Influenza Virus Vaccine Recent Events”, (ii) $3.7 million in employee related expenses, (iii) $2.2 million in consulting expenses and (iv) $1.6 million for corporate governance costs. These increases were offset by lower facility and depreciation expenses of $3.2 million.

Interest expense   The increase in interest expense for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 primarily related to interest expense recognized on the $385.0 million convertible debentures that were issued on June 22, 2004 partially offset by the interest expense recognized on the Liquid Yield Option Notes (LYONs), which were put to us in June 2004. The $385.0 million convertible debentures incur interest at a higher rate than the LYONs.

Interest and other income, net   Interest and other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. We recognized interest income of $7.2 million and $5.1 million for the three months ended March 31, 2005 and 2004, respectively. The increase is due to higher interest rates in the first quarter 2005 as compared with the first quarter 2004.

We recognized gains of $14.5 million and $9.7 million for the three months ended March 31, 2005 and 2004, respectively, related to the sale of certain equity securities. The increase is due to the expiration of certain equity forward contracts.

On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein’s gross profit, through 2003. We received $3.5 million for 2003 during the three months ended March 31, 2004.

Income taxes   The effective tax rate for the three months ended March 31, 2005 and 2004 was 25% of pretax income (loss) from continuing operations. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

Discontinued operations   In a strategic effort to focus on our core businesses of blood-testing, vaccines and biopharmaceuticals, we completed the sale of Chiron Diagnostics to Bayer in 1998.

Chiron and Bayer Corporation, or Bayer, were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, we made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. We released previously established reserves deemed to be in excess following this settlement. This settlement resulted in a net gain of $12.8 million for the three months ended March 31, 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the cost resulting from all share-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued or on the fair value of liabilities incurred. Under SFAS 123(R), the fair-value-based method for recognition or disclosure of compensation expense will be applied using the modified prospective application transition method or the modified retrospective application transition method. We currently measure compensation expense for our stock-based employee compensation under the intrinsic method. We are currently evaluating transition methods, option valuation methodologies and assumptions in light of SFAS 123(R), and therefore cannot estimate the impact of our adoption at this time, although we expect that its adoption will have a material impact on our consolidated financial statements. Current option values determined using the Black-Scholes-Merton formula, used for purposes of proforma disclosure, may not be indicative of results from the valuation methodologies we finally adopt. The effective date of SFAS 123(R) is the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance date of SFAS 123(R). The SEC’s new rule allows calendar year companies to implement SFAS 123(R) at the beginning of 2006, which makes SFAS 123(R) effective for Chiron in the first quarter of 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS No. 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through March 31, 2005, we have not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether we will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional and regulatory guidance before a decision can be made. Until that time, we will make no change in our current intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries. If we repatriate these earnings, a one-time tax charge to our consolidated results of operations could occur. We will continue to evaluate the impact of this provision in 2005.

Liquidity and Capital Resources

Our capital requirements have generally been funded by cash flow from operations, borrowings from commercial banks and issuance of convertible debt securities and common stock. Our cash, cash equivalents and investments in marketable debt securities, which totaled $1,032.3 million at March 31, 2005, are invested in a diversified portfolio of fixed income securities, including money market instruments, corporate notes and bonds, and government agency securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

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

Furthermore, our inability to supply FLUVIRIN vaccine for the 2004-2005 season may also lead to loss of market share because competitors have announced plans to introduce influenza vaccine products in the United States during the 2005-2006 season and are seeking expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may choose to purchase flu vaccine from other providers as their products become available in the United States. Loss of market share could have a material adverse effect on cash flow.

For additional information concerning the risks we face as a result of these FLUVIRIN vaccine developments, see “Factors That May Affect Future Results—The recent developments with respect to FLUVIRIN® vaccine will harm our business and results of operations.” For additional information on the U.S. Attorney’s investigation, SEC investigation, private lawsuits and other claims arising out of or relating to the developments regarding FLUVIRIN, see Part II, Item 1. “Legal Proceedings” of this Report on Form 10-Q.

Under the terms of the Investment Agreement between Novartis and Chiron, Novartis agreed to guarantee certain Chiron obligations up to a maximum of $702.5 million. Under this agreement, Novartis has guaranteed $100.0 million under a U.S. credit facility in which there were no borrowings outstanding at March 31, 2005 and $173.3 million from a lease commitment for a research and development facility in Emeryville, California.

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

Sources and uses of cash   We had cash and cash equivalents of $198.8 million and $259.1 million at March 31, 2005 and 2004, respectively.

Operating activities   For the three months ended March 31, 2005, net cash provided by operating activities was $57.2 million as compared with $11.1 million for the three months ended March 31, 2004. The increase in cash provided by operating activities was primarily due to (i) $78.0 million lump-sum payment received in lieu of royalties beyond January 1, 2005 as part of the Roche settlement reached on September 10, 2004. This increase was partially offset by costs associated with our remediation efforts for our Liverpool plant and legal costs related to the FLUVIRIN vaccine developments discussed above.

Investing activities   For the three months ended March 31, 2005, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $321.6 million, capital expenditures of $48.4 million, other uses of cash of $1.8 million, purchases of equity securities and interests in affiliated companies of $1.6 million and cash paid for acquisitions net of cash acquired of $1.3 million. Included in net cash paid for acquisitions was $1.1 million for previously accrued costs in connection with acquisition costs related to the acquisition of PowderJect and $0.2 million of cash paid for the acquisition of Sagres. Cash used in investing activities was offset by proceeds from maturities of investments in marketable debt securities of $249.7 million, proceeds from sales of investments in marketable debt securities of $37.5 million, and proceeds from the sale of equity securities and interests in affiliated companies of $8.3 million.

For the three months ended March 31, 2004, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $202.9 million, capital expenditures of $44.6 million, purchases of equity securities and interests in affiliated companies of $2.4 million, cash paid for direct PowderJect acquisition costs of $1.0 million and other uses of cash of $0.8 million. Cash used in investing activities was offset by proceeds from sales of investments in marketable debt securities of $30.6 million, proceeds from maturities of investments in marketable debt securities of $78.9 million and proceeds from the sale of equity securities and interests in affiliated companies of $3.5 million.

Financing activities   For the three months ended March 31, 2005, net cash provided by financing activities consisted of $10.0 million of proceeds from the reissuance of treasury stock offset by $0.06 million for the repayment of debt and capital leases.

On March 10, 2005, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2005. From January 1, 2005 through March 31, 2005, no shares were repurchased.

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

Borrowing arrangements   Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at March 31, 2005 and December 31, 2004. In July 2003, we entered into a new six-year lease to rent a research and development facility in Emeryville, California. Under provisions of the November 1994 Investment Agreement, Novartis AG guaranteed payments on this lease commitment to a maximum of $173.3 million. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million. Out of the maximum guarantee of $702.5 million, the credit agreement and lease discussed above have reduced the amount of our debt Novartis would be required to guarantee by $273.3 million. There remains $429.2 million of the guarantee available at March 31, 2005. The Novartis loan guarantee will expire on January 1, 2008 unless certain debt ratings are triggered which would extend the guarantee on a declining basis ratably over the subsequent three-year period.

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance sheet arrangements.

Factors That May Affect Future Results

As a global biopharmaceutical company, we are engaged in a rapidly evolving and often unpredictable business. The forward-looking statements contained in this Form 10-Q and in other periodic reports, press releases and other statements issued by us from time to time reflect our current beliefs and expectations concerning objectives, plans, strategies, future performance and other future events. The following discussion highlights some of the factors, many of which are beyond our control, which could cause actual results to differ.

The recent developments with respect to FLUVIRIN® vaccine will harm our business and results of operations.

During the third quarter of 2004, in conducting final internal release procedures for our FLUVIRIN influenza virus vaccine, our quality systems identified lots that did not meet product sterility specifications. As a result, we determined at the time to delay releasing any FLUVIRIN vaccine doses pending completion of internal investigations. On October 5, 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, sent us a letter prohibiting us from releasing any FLUVIRIN® influenza vaccine doses manufactured at our Liverpool facility since March 2, 2004 and suspending our license to manufacture influenza virus vaccine in our Liverpool facility for three months (later extended for an additional three months). In that letter, the MHRA asserted that our manufacturing process did not comply with U.K. good manufacturing practices regulations. Following the MHRA’s decision and an inspection by the Food and Drug Administration, or FDA, the FDA sent us a warning letter on December 9, 2004 citing violations of good manufacturing practices. We provided the FDA with a written response to the warning letter on January 7, 2005. In a subsequent letter to us, the FDA stated that our responses appear to be adequate, but that implementation and effectiveness of our corrective actions and overall compliance would be evaluated in a subsequent inspection. As a result of the license suspension, we did not release any FLUVIRIN product during the 2004-2005 influenza season.

On March 2, 2005, the MHRA notified us that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN vaccine, conditioned on the understanding that Chiron’s commitment to its remediation plan will continue and will be subject to further inspections by the MHRA. The FDA is still expected to conduct a full inspection to determine whether deficiencies noted in its warning letter have been resolved. If we fail to adequately address the matters discussed in the warning letter, the FDA may modify our U.S. license in an adverse manner, take action that could result in imposition of fines, require temporary or permanent cessation of future selling of FLUVIRIN vaccine or take other action that could reduce our ability to market FLUVIRIN vaccine.

We received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN vaccine and the suspension by the MHRA of our license. In February 2005, after having previously commenced an informal inquiry, the Securities and Exchange Commission, or SEC, notified us that it would commence a formal investigation into whether we or our employees have violated any federal securities laws in connection with these developments regarding FLUVIRIN vaccine, and in April 2005, we received a subpoena from the SEC requesting production of certain documents relating to our Liverpool facility and FLUVIRIN vaccine. We also received a voluntary request for information from the United States House of Representatives Committee on Energy and Commerce requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office and the SEC staff and additional interviews are anticipated. Additional investigations regarding these matters may arise. In addition, we and certain of our officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN vaccine, which are described below in Part II, Item 1, “Legal Proceedings”. Certain parties with which we have contracted to supply FLUVIRIN vaccine are considering claims against us as a result of our inability to supply FLUVIRIN vaccine, and additional parties may do so in the future. On January 27, 2005, the U.S. Centers for Disease Control and Prevention terminated its contracts with Chiron for the supply of flu vaccine for default on the basis of Chiron’s failure to supply such vaccine to the U.S. government for the 2004-2005 flu season. The CDC has reserved the right to hold Chiron liable for any excess costs it may incur if it chooses to replace the flu vaccine that Chiron failed to deliver and further has reserved all other remedies provided under the contract. Chiron maintains that its failure to deliver does not constitute default, because its reasons for non-performance fall within the “excusable delay” provisions of contracts with the CDC. We have also received communications from certain distributors of

FLUVIRIN vaccine suggesting that they are entitled to compensation under their contracts for the 2004-2005 season. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused us to incur substantial expense and have required significant time and attention from our management and will continue to do so in the future and could result in civil action and/or criminal penalties against Chiron. The results of any such investigations, proceedings or disputes could have a material adverse effect on our consolidated financial position and results of operations and/or cash flow. From more information on these lawsuits, investigations and claims, see Part II, Item 1. “Legal Proceedings” below.

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

Our inability to supply FLUVIRIN vaccine during the 2004-2005 influenza season may also lead to loss of market share in the 2005-2006 season and future seasons. Following the announcement of our license suspension, competitors announced plans to introduce influenza vaccine products in the United States and are seeking expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may choose to purchase flu vaccine from other providers as their products become available in the United States. Loss of market share could have a material adverse effect on our business and results of operations.

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

For additional information on the U.S. Attorney’s investigation, SEC investigation, private lawsuits and other claims, see Part II, Item 1. “Legal Proceedings” of this report on Form 10-Q.

If we fail to obtain or maintain the regulatory approvals we need to market our products or substantial changes in the regulatory environment occur, our business may suffer.

We must obtain and maintain regulatory approval in order to market most of our products. Generally, these approvals are on a product-by-product and country-by-country basis. In the case of FLUVIRIN vaccine, the failure to obtain or maintain our licenses, or delays imposed by regulatory actions, could lead to the loss of our entire inventory during any given season since each year’s vaccines are manufactured to meet specific strains of flu. In the case of therapeutic products, a separate approval is required for each therapeutic indication. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. The results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, regulations may be amended from time to time. Revised regulations may require us to reformulate products on a country or regional basis, obtain additional regulatory approvals, or accept additional risks that our products will not maintain market acceptance or be eligible for third party insurance coverage. Increased regulatory scrutiny and restrictions regarding marketing practices for products that are subject to government reimbursement may impact the sales of such products. There is no guarantee that we will be able to satisfy these new regulatory requirements and may suffer a loss of revenue as a result.

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

Most of our products are biologics and manufacturing biologic products is complex. A biologic product generally cannot be sufficiently characterized (in terms of its physical and chemical properties) to rely on assaying of the finished product alone to ensure that the product will perform in the intended manner. Accordingly, it is essential to be able to both validate and control the manufacturing process, that is, to show that the process works and that the product is made strictly and consistently in compliance with that process. Slight deviations anywhere in the manufacturing process, including quality control, labeling and packaging, may result in unacceptable changes in the products that may result in lot failures or product recalls, or liability to a third party to the extent we are contract manufacturing products in our facilities for such third party. Manufacturing processes which are used to produce the smaller quantities of material needed for research and development purposes may not be successfully scaled up to allow production of commercial quantities at reasonable cost or at all. All of these difficulties are compounded when dealing with novel biologic products that require novel manufacturing processes. Additionally, manufacturing is subject to extensive government regulation. Even minor changes in the manufacturing process require regulatory approval, which, in turn, may require further clinical studies. For some of our products, we rely on others to supply raw materials and to manufacture those products according to regulatory requirements.

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

As we are a key provider for the blood screening field of nucleic acid testing and immunodiagnostics, we may have product liability in addition to contract exposure in the event that our difficulties or delays or those of our partners could cause a public health concern for the blood supply.

If we market products in a manner that violates state, federal or foreign laws that govern pharmaceuticals and health care products, including FDA, FTC, and health care fraud and abuse laws, we may be subject to civil or criminal penalties, including the potential for exclusion from federal, state and foreign programs.

The federal laws and regulations administered by the FDA and FTC place restrictions on the promotion of medical products. FDA law and regulations prohibit the marketing and promotion of unapproved drug and device products and unapproved uses of approved drug and device products. FTC and FDA also place restrictions on the promotion of approved drugs and devices to ensure that marketing material is not false or misleading. In addition to these restrictions on the marketing of pharmaceutical products without regulatory approval, other types of state and federal health care fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the healthcare industry, and to otherwise determine the eligibility of pharmaceutical manufacturers to have their products reimbursed by Medicare, Medicaid, and other federal and state programs. These laws include anti-kickback statutes, false claims statutes, and others. Likewise, various foreign laws may restrict the manner in which healthcare products are marketed in other countries.

The federal anti-kickback statute prohibits, among other things, knowingly offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, ordering, recommending, or arranging for the purchase, order, or lease of any health care item reimbursable under Medicare, Medicaid, or other federally funded health care programs. This statute has been interpreted broadly to apply to arrangements between drug manufacturers on one hand and prescribers, purchasers, pharmacies, GPOs, and pharmacy benefit and formulary managers on the other, along with such indirect purchasers as health plans. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain activities from prosecution, the exemptions and safe harbors are drawn narrowly. Activities that fall outside of a safe harbor are not necessarily illegal, but practices that involve direct or indirect remuneration intended to induce prescribing, purchasing, or recommending of products may be subject to governmental scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws generally prohibit a person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other health care companies have been subject to investigative and enforcement activity under these laws, including qui tam suits filed by “whistleblowers,” for a variety of  alleged inappropriate promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product; engaging in “off-label” promotion that caused claims to be submitted to federal and state programs for non-covered off-label uses; and submitting inflated “best price” and otherwise incorrect pricing data for Medicaid rebate purposes. In some cases, the manufacturers have been alleged to have aided and abetted in the submission of false claims.

In addition, state Attorneys General and private class action plaintiffs have filed civil suits under the federal RICO statute and a variety of state consumer protection laws claiming that pharmaceutical companies reported inflated average wholesale prices to pricing services used by the federal programs to set reimbursement rates, and that as a result, Medicare beneficiaries, Medicaid programs and private payers overpaid for drugs. Still other manufacturers have been subject to enforcement activity for alleged violations of such federal statutes as the Prescription Drug Marketing Act, involving pharmaceutical sampling practices. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Sanctions under federal, state and foreign laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

If we cannot initiate and maintain revenue-generating relationships with third parties, we may not be able to grow our revenues in the near to medium-term.

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

As of March 31, 2005, our total debt including current portion, was $939.0 million. Our level of debt could restrict our operations and make it more difficult for us to satisfy our obligations under the 2033 and the 2034 convertible debentures (the “debentures”). Among other things, our level of debt may:

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

We have an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, and as a result of subsequent stock issuances by Chiron, Novartis’ ownership interest in Chiron was approximately 42.4% as of March 31, 2005. The governance agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron’s certificate of incorporation or by-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis’ request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock.

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

We pay taxes principally in the U.S., Germany, Italy, and the United Kingdom. All of these jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws, which could increase our future tax provision. Specifically, on October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act includes an elimination of the tax benefit of the Extraterritorial Income Exclusion over 2005 and 2006.

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

It is possible that the application of certain current accounting standards may change due to environmental factors, which may necessitate a change in our standard practice related to these accounting standards. In particular, effective January 1, 2006 we will be required to adopt SFAS No. 123(R) requiring us to apply a fair-value based method to account for costs related to share-based payments including stock options and employee stock purchase plans. We expect the adoption of SFAS 123(R) to materially impact our results of operations.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market risk management   Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, changes in interest rates and changes in the fair value of equity securities held for sale. We attempt to limit our exposure to some or all of these market risks through the use of various financial and derivative instruments. During the first quarter of 2005, we added a new hedging instrument to our foreign currency hedging strategy. We purchased $41.1 million of British Pound denominated fixed-income securities to create a natural hedge against a portion of our British Pound currency exposures. We manage our exposures to market risks as discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.                        Controls and Procedures

(a) Evaluation of disclosure controls and procedures   As of the end of the period covered by this report, Chiron carried out an evaluation under the supervision and with the participation of Chiron’s management, including Chiron’s CEO and CFO, of the effectiveness of Chiron’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e). Based on that evaluation, which included consideration of the design and implementation of additional controls and procedures described below, Chiron’s management, including the CEO and CFO, concluded that Chiron’s disclosure controls and procedures were effective in timely alerting them to material information relating to Chiron required to be included in Chiron’s periodic SEC filings.

(b) Changes in internal controls   Except as set forth below, there have been no significant changes in Chiron’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting during the most recent fiscal quarter.

The management of Chiron assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In performing the assessment management identified three material weaknesses in internal control over financial reporting as of December 31, 2004. As a result of the material weaknesses described below, management determined that, as of December 31, 2004, the Company’s system of internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.

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

During the first quarter of fiscal year 2005, and in connection with the preparation of our condensed consolidated financial statements for the quarter ended March 31, 2005, we designed and implemented additional controls and procedures relating to revenue recognition at our vaccines subsidiary in Germany to address the first material weakness identified above. Such additional controls and procedures included, among others:

•        Providing our sales force with training regarding the applicable accounting principles and procedures for the communication of special terms and conditions and the impact of their activities on our revenue recognition; and

•        Review of a significant sample of supporting sales documentation, including customer agreements, to identify sales transactions in the first quarter with special terms and conditions to determine that the sales were recognized in accordance with applicable accounting principles

In addition, during the first quarter of 2005, and in connection with the preparation of our condensed consolidated financial statements for the quarter ended March 31, 2005, we designed and implemented additional controls and procedures relating to the timely recording of legal services invoices payable and estimating the accrual for unbilled legal services to address the third material weakness identified above. Such additional controls and procedures included, among others:

•        Designing of new procedures for invoice processing and procedures for the accrual of unbilled services and communication of the new procedures to individuals integral to the process; and

•        Completion of training and awareness workshops relating to the new processes

In addition, we are in the process of establishing a remediation plan to address the ineffective controls related to the annual tax provision process. The remediation plan is expected to include consideration and identification of additional controls and reconciliations and the consideration and implementation of different analytical tools in order to enhance the analysis and calculation of the tax provision.

PART II

Item 1. Legal Proceedings

We are party to certain lawsuits and legal proceedings, which are described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2004. The following is a description of material developments during the period covered by this Quarterly Report and certain other events and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004.

Average Wholesale Price Litigation

In November 2004, the County of Nassau filed a complaint in the United States District Court for the Eastern District of New York against numerous biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products, including TOBI® solution, which are reimbursed by Medicaid. In March 2005, the County of Nassau filed an amended complaint with the In Re Pharmaceutical Industry Average Wholesale Price Litigation pre-trial proceedings in the United States District Court for the District of Massachusetts. Plaintiff alleges that defendants violated federal racketeering laws, federal and state laws on Medicaid fraud, and state laws on unfair trade practice, breach of contract, fraud and unjust enrichment by devising and implementing a fraudulent pricing scheme against Medicaid beneficiaries, and seeks declaratory relief, as well as compensatory and punitive damages.

It is not known when nor on what basis this matter will be resolved.

FLUVIRIN® influenza virus vaccine

For a discussion of developments related to FLUVIRIN® influenza virus vaccine, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors That May Affect Future Results.”

FLUVIRIN® vaccine Securities Class Actions

Between October 2004 and December 2004, five securities class action lawsuits were filed against Chiron and certain Chiron officers on behalf of purchasers of Chiron securities for class periods ranging from July 23, 2003 through October 13, 2004. Four of the suits were filed in the United States District Court for the Northern District of California. One action, although originally filed in the United States District Court for the Eastern District of Pennsylvania, was later transferred to the United States District Court for the Northern District of California. In March 2005, the Court named lead counsel, and in April 2005, plaintiffs filed a consolidated complaint. Plaintiffs allege, among other things, that the defendants violated certain provisions of the federal securities laws by making false statements preceding the suspension of Chiron’s license to manufacture FLUVIRIN vaccine, and seek unspecified monetary damages and other relief from all defendants. The trial is scheduled to begin on May 1, 2006.

It is not known when nor on what basis these matters will be resolved.

In December 2004, a complaint was filed in the United States District Court for the District of Connecticut alleging that plaintiffs suffered injuries as a result of the flu vaccine they had received. In April 2005, the Court ordered the dismissal of the matter with respect to Chiron, and the matter is thus concluded.

Innogenetics N.V.

In November 2000, Innogenetics N.V. brought a complaint against Chiron and Ortho-Clinical Diagnostics Systems, Inc. before the Commission. Innogenetics N.V. alleges that Chiron and Ortho violate

Articles 81 and 82 of the Treaty relating to competitive practices. Pursuant to the complaint, the Commission has sought information from Chiron and Ortho-Clinical Diagnostics Systems, Inc. related to hepatitis C virus and HIV licensing practices in the European Union. In March 2005, Innogenetics withdrew its complaint, and the matter is thus concluded.

Laboratory Corporation of America Holdings

In August 2003, Chiron filed a complaint in the United States District Court for the Northern District of California against Laboratory Corporation of America Holdings, Laboratory Corporation of America and National Genetics Institute (collectively, the “Defendants”), seeking damages and an injunction against Defendants’ manufacture, use and sale of certain HIV assays for infringing Chiron’s U.S. Patent No. 6,531,276 (the “276 patent”). In February 2004, Chiron voluntarily dismissed this case without prejudice and refiled the complaint before the United States District Court for the Central District of California. In April 2005, the Court stayed the case pending the outcome of two interferences declared by the U.S. Patent and Trademark Office regarding the ‘276 patent.

It is not known when nor on what basis this matter will be resolved.

Investigation of Employee of Italian Subsidiary

A sales employee of an indirect, wholly-owned Italian subsidiary of Chiron is the subject of an investigation by Italian authorities in Genoa, Italy in connection with a larger investigation by such authorities into the purchasing activities of a Genoa hospital. We believe that the employee is one of a number of individuals from a variety of companies being investigated by such authorities with respect to sales to the hospital.  We further believe that the investigation of the employee of our Italian subsidiary concerns alleged undue influence by the employee in the bidding process for the supply of blood testing products to the hospital.  In August 2004, the hospital awarded Chiron a contract for the supply blood testing products. The employee is also the subject of a similar investigation by Italian authorities in Milan, Italy. In connection with the Genoa investigation, authorities placed the employee under house arrest. At this time, we are not aware of any investigation of Chiron with respect to these matters. However, no assurance can be given that Chiron will not become the subject of criminal or civil charges, fines or penalties, or incur other damages or costs, in connection with these matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Our Board of Directors authorized the repurchase of our common stock on the open market to offset the dilution associated with the issuance of new shares under the stock option and stock purchase plans and the granting of share rights. On March 10, 2005, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2005. There were no stock repurchases in the first quarter of 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)   Exhibits

Exhibit Number	Exhibit
3.01

Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on August 17, 1987, incorporated by reference to Exhibit 3.01 of Chiron’s report on Form 10-K for fiscal year 1996.

3.02

Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on December 12, 1991, incorporated by reference to Exhibit 3.02 of Chiron’s report on Form 10-K for fiscal year 1996.

3.03

Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of State of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of Chiron’s report on Form 10-Q for the period ended June 30, 1996.

3.04	Bylaws of Chiron, as amended and restated, incorporated by reference to Exhibit 99.1 of Chiron’s current report on Form 8-K dated March 10, 2005.
4.01

Indenture between Chiron and State Street Bank and Trust Company, dated as of June 12, 2001, incorporated by reference to Exhibit 4.01 of Chiron’s report on Form 10-Q for the period ended June 30, 2001.

4.02

Registration Rights Agreement between Chiron and Merrill Lynch & Co., Inc., and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, incorporated by reference to Exhibit 4.02 of Chiron’s report on Form 10-Q for the period ended June 30, 2001.

4.03

Form of Liquid Yield Option Note™ due 2031 (Zero Coupon—Senior) (included as exhibits A-1 and A-2 to the Indenture filed as Exhibit 4.01 to Chiron’s report on Form 10-Q for the period ended June 30, 2001), incorporated by reference to Exhibit 4.03 of Chiron’s report on Form 10-Q for the period ended June 30, 2001.

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
4.07

Indenture between Chiron and U.S. Bank National Association, as trustee, dated as of June 22, 2004, incorporated by reference to Exhibit 4.07 of Chiron’s report on Form 10-Q for the period ended June 30, 2004.

4.08

Registration Rights Agreement dated as of June 22, 2004, between Chiron, Credit Suisse First Boston, LLC and Morgan Stanley & Co., Goldman, Sachs & Co., Incorporated, incorporated by reference to Exhibit 4.08 of Chiron’s report on Form 10-Q for the period ended June 30, 2004.

4.09

Specimen of Convertible Debentures (included as Exhibit A to the Indenture referenced as Exhibit 4.07 of Chiron’s report on Form 10-Q for June 30, 2004) issued on June 22, 2004, incorporated by reference to Exhibit 4.09 of Chiron’s report on Form 10-Q for the period ended June 30, 2004.

10.331

Modified Blood Screening Instrument—eSAS 2 Addendum Amending the Agreement entered into as of June 11, 1998, between Chiron and Gen-Probe, effective as of January 1, 2002. (We have omitted certain information from the Addendum and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: “Confidential Treatment Requested”.)

10.332

Amendment No. 6, effective as of January 1, 2004, amending the Agreement dated June 11, 1998, between Chiron and Gen-Probe Incorporated. (We have omitted certain information from the Amendment and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement: “Confidential Treatment Requested”.)

10.614	Compromise Agreement dated February 18, 2005, between John A. Lambert and Chiron.*
10.615	Letter agreement dated February 28, 2005 (agreed to on March 4, 2005), between Jack Goldstein and Chiron.*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Management contract, compensatory plan or arrangement.

CHIRON CORPORATION
March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chiron has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: May 6, 2005
	BY:	/s/ HOWARD H. PIEN
Howard H. Pien
Chief Executive Officer
DATE: May 6, 2005
	BY:	/s/ DAVID V. SMITH
David V. Smith
Vice President and Chief Financial Officer