Form 10-Q
period 2005-06-30
CHIRON CORP
filed 2005-08-04
CIK 706539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 3, 2005
Common Stock, $0.01 par value	187,879,648

CHIRON CORPORATION
TABLE OF CONTENTS

Item 1.                        Financial Statements

CHIRON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$184,308	$209,509
Short-term investments in marketable debt securities	399,675	394,112
Total cash, cash equivalents and short-term investments	583,983	603,621
Accounts receivable, net of allowances	338,168	402,094
Inventories, net of reserves	238,894	221,154
Assets held for sale	1,226	—
Current net deferred income tax asset	61,537	71,287
Derivative financial instruments	4,224	4,969
Other current assets	107,428	90,898
Total current assets	1,335,460	1,394,023
Non-current investments in marketable debt securities	435,287	409,421
Property, plant, equipment and leasehold improvements, at cost:
Land and buildings	379,539	379,861
Laboratory, production and office equipment	661,774	637,394
Leasehold improvements	133,140	125,858
Construction-in-progress	227,310	225,482
	1,401,763	1,368,595
Less accumulated depreciation and amortization	(593,385)	(569,180)
Property, plant, equipment and leasehold improvements, net	808,378	799,415
Purchased technologies, net	205,879	216,037
Goodwill	821,016	861,394
Other intangible assets, net	403,081	457,707
Investments in equity securities and affiliated companies	61,635	100,951
Non-current notes receivable	12,459	7,500
Other non-current assets	58,290	59,055
	$4,141,485	$4,305,503

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share data)

	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,320	$129,942
Accrued compensation and related expenses	72,119	79,113
Derivative financial instruments	—	10,395
Current portion of long-term debt and capital lease	1,577	2,687
Current portion of unearned revenue	51,961	35,651
Income taxes payable	793	16,363
Other current liabilities	178,542	160,293
Total current liabilities	424,312	434,444
Long-term debt	938,248	936,652
Long-term portion of capital lease	156,828	156,952
Non-current derivative financial instruments	—	156
Non-current net deferred income tax liability	37,108	60,427
Non-current unearned revenue	31,568	26,175
Other non-current liabilities	71,225	79,643
Minority interest	10,258	9,350
Total liabilities	1,669,547	1,703,799
Commitments and contingencies
Stockholders’ equity:
Common stock	1,917	1,917
Additional paid-in capital	2,536,828	2,527,709
Deferred stock compensation	(17,759)	(13,825)
Accumulated deficit	(44,861)	(11,843)
Accumulated other comprehensive income	186,248	330,491
Treasury stock, at cost (3,917,000 shares at June 30, 2005 and 4,804,000 shares at December 31, 2004)	(190,435)	(232,745)
Total stockholders’ equity	2,471,938	2,601,704
	$4,141,485	$4,305,503

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
			Restated		Restated
Revenues:
Product sales, net	$303,575		$281,221	$580,738	$562,287
Revenues from joint business arrangement	31,003		28,532	67,061	58,893
Collaborative agreement revenues	3,453		3,828	7,980	10,343
Royalty and license fee revenues	76,522		55,196	156,583	109,988
Other revenues	4,204		10,975	13,751	17,913
Total revenues	418,757		379,752	826,113	759,424
Operating expenses:
Cost of sales (excludes amortization expense related to acquired developed products)	177,569		129,228	340,529	255,929
Research and development	107,472		100,326	217,311	198,736
Selling, general and administrative	128,492		106,857	260,400	211,597
Amortization expense of intangible assets acquired in business combinations and asset purchases	20,613		21,179	41,876	42,511
Other operating expenses	2,056		4,644	9,202	6,760
Total operating expenses	436,202		362,234	869,318	715,533
(Loss) income from operations	(17,445)		17,518	(43,205)	43,891
Interest expense	(8,094)		(6,452)	(15,173)	(12,377)
Interest and other income, net	26,298		19,809	47,745	35,883
Minority interest	(662)		(459)	(1,192)	(1,079)
Income (loss) from continuing operations before income taxes	97		30,416	(11,825)	66,318
Provision for (benefit of) income taxes	48		7,604	(2,932)	16,579
Income (loss) from continuing operations	49		22,812	(8,893)	49,739
Gain from discontinued operations, net of taxes	—		12,459	—	25,304
Net income (loss)	$49		$35,271	$(8,893)	$75,043
Basic earnings (loss) per share:
Income (loss) from continuing operations	$—	*	$0.12	$(0.05)	$0.26
Net income (loss)	$—	*	$0.19	$(0.05)	$0.40
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$—	*	$0.12	$(0.05)	$0.26
Net income (loss)	$—	*	$0.18	$(0.05)	$0.39

*                    Less than $0.01 per share.

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		Restated		Restated
Net income (loss)	$49	$35,271	$(8,893)	$75,043
Other comprehensive loss:
Change in foreign currency translation adjustment during the period	(73,577)	(15,784)	(124,139)	(37,412)
Unrealized losses from investments:
Net unrealized holding gains (losses) arising during the period, net of tax (provision) benefit of ($367) and $4,610 for the three months ended June 30, 2005 and 2004, respectively, and $1,679 and $2,112 for the six months ended June 30, 2005 and 2004, respectively	742	6,267	(2,449)	7,544
Reclassification adjustment for net gains included in net income(loss), net of tax provision of $5,356 and $2,965 for the three months ended June 30, 2005 and 2004, respectively, and $10,909 and $9,353 for the six months ended June 30, 2005 and 2004, respectively	(8,668)	(11,361)	(17,655)	(14,629)
Net unrealized losses from investments	(7,926)	(5,094)	(20,104)	(7,085)
Other comprehensive loss	(81,503)	(20,878)	(144,243)	(44,497)
Comprehensive income (loss)	$(81,454)	$14,393	$(153,136)	$30,546

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2005	2004
		Restated
Net cash provided by operating activities	$94,688	$74,730
Cash flows from investing activities:
Purchases of investments in marketable debt securities	(499,322)	(218,815)
Proceeds from sales of investments in marketable debt securities	141,410	353,595
Proceeds from maturities of investments in marketable debt securities	318,129	154,526
Capital expenditures	(97,802)	(93,770)
Purchases of equity securities and interests in affiliated companies	(2,467)	(4,349)
Proceeds from sale of equity securities and interests in affiliated companies	17,851	16,277
Cash paid for acquisitions, net of cash acquired	(2,122)	(19,548)
Proceeds from (issuance of) notes receivable	(4,959)	1,000
Other, net	(4,706)	(217)
Net cash provided by (used in) investing activities	(133,988)	188,699
Cash flows from financing activities:
Repayment of debt and capital leases	(351)	(380,035)
Payments to acquire treasury stock	—	(71,726)
Proceeds from re-issuance of treasury stock	18,355	45,001
Proceeds from issuance of debt	1,002	2,317
Payment of bond issuance costs	—	(7,766)
Proceeds from issuance of convertible debentures	—	385,000
Net cash provided by (used in) financing activities	19,006	(27,209)
Effect of exchange rate changes on cash and cash equivalents	(4,907)	(5,467)
Net (decrease) increase in cash and cash equivalents	(25,201)	230,753
Cash and cash equivalents at beginning of the period	209,509	364,270
Cash and cash equivalents at end of the period	$184,308	$595,023

The accompanying Notes to Condensed Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

Note 1—Basis of Presentation

The information presented in the Condensed Consolidated Financial Statements at June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, is unaudited but includes all adjustments, consisting only of normal recurring adjustments, which Chiron Corporation believes to be necessary for fair presentation of the periods presented.

The Condensed Consolidated Balance Sheet amounts at December 31, 2004, have been derived from audited financial statements. Historically, Chiron’s operating results have varied considerably from period to period due to the nature of Chiron’s collaborative, royalty and license arrangements and the seasonality of certain vaccine products. In addition, the mix of products sold and the introduction of new products will affect comparability from quarter to quarter. As a consequence, Chiron’s interim results in any one quarter are not necessarily indicative of results to be expected for a full year. This information should be read in conjunction with Chiron’s audited Consolidated Financial Statements as of and for the year ended December 31, 2004, which are included in the Annual Report on Form 10-K filed by Chiron with the Securities and Exchange Commission, or SEC.

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

Restated Second-Quarter and Third-Quarter 2004 Financial Statements

During our 2004 year-end financial statement review, we determined that certain sales of the travel vaccine recorded as revenues in the second quarter of 2004 should not have been recorded as revenue at that time, and that portions of those sales should have been recorded as revenues in the third and fourth quarters of 2004 and possibly in later quarters. As a result, we restated the financial statements included in our Quarterly Reports on Form 10-Q for such quarters and filed amended Form 10-Q’s for such quarters on April 6, 2005.

Use of Estimates and Reclassifications

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to investments; inventories; derivatives; capital leases; intangible assets; goodwill; purchased in-process research and development; product discounts, rebates and returns; bad debts; collaborative, royalty and license arrangements; restructuring; pension and other post-retirement benefits; income taxes; and litigation and other contingencies. Chiron bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 1—Basis of Presentation (Continued)

which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Chiron, prior to filing its financial statements on Form 10-Q, publicly releases an unaudited condensed consolidated balance sheet and statement of operations. Between the date of Chiron’s earnings release and the filing of Form 10-Q, reclassifications may be required. These reclassifications, when made, have no effect on income from continuing operations, net income or earnings per share. There has been no such reclassification in the second quarter of 2005.

Chiron currently owns certain manufacturing and inspection equipment which is no longer useful and became available for sale in 2005. Chiron has committed to a plan to sell these assets and is actively marketing these assets. These assets are classified as “Assets held for sale” in the Condensed Consolidated Balance Sheet at June 30, 2005.

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

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 1—Basis of Presentation (Continued)

The following table illustrates the effect on net income (loss) and related net income (loss) per share, had compensation cost for the stock-based employee compensation been determined based upon the fair value method:

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
			Restated		Restated
		(in thousands, except per share data)
Net income (loss):
As reported		$49	$35,271	$(8,893)	$75,043
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,014	1,349	2,075	2,689
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	19,062	22,769	35,736	44,277
	Pro forma	$(17,999)	$13,851	$(42,554)	$33,455
Basic net income (loss) per share:
As reported		$— *	$0.19	$(0.05)	$0.40
Pro forma		$(0.10)	$0.07	$(0.23)	$0.18
Diluted net income (loss) per share:
As reported		$— *	0.18	$(0.05)	$0.39
Pro forma		$(0.10)	$0.07	$(0.23)	$0.18

*                    Less than $0.01 per share.

Note 2—New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the cost resulting from all share-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued or on the fair value of liabilities incurred. Under SFAS 123(R), the fair-value-based method for recognition or disclosure of compensation expense will be applied using the modified prospective application transition method or the modified retrospective application transition method. Chiron currently measures compensation expense for its stock-based employee compensation under the intrinsic method. We are currently evaluating transition methods, option valuation methodologies and assumptions in light of SFAS 123(R) and, therefore, cannot estimate the impact of our adoption at this time, although we expect that its adoption will have a material impact on Chiron’s consolidated financial statements. Current option values determined using the Black-Scholes-Merton formula, used for purposes of proforma disclosure, may not be indicative of results from the valuation methodologies Chiron finally adopts. The effective date of SFAS 123(R) is the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 2—New Accounting Standards (Continued)

Securities and Exchange Commission (SEC) announced the adoption of a new rule that delays the effective date of SFAS 123(R) for registrants, such as Chiron, that are not small business issuers. The SEC’s new rule allows calendar year non-small business issuers to implement SFAS 123(R) at the beginning of 2006, which makes SFAS 123(R) effective for Chiron in the first quarter of 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS No. 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through June 30, 2005, Chiron has not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Presently Chiron does not have any plan to repatriate earnings under the Act. Accordingly, Chiron has made no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. If Chiron repatriates these earnings, a one-time tax charge to its consolidated results of operations could occur. Chiron will continue to evaluate the impact of this provision for the remainder of 2005.

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

Inventories, net of reserves, consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Finished goods	$68,698	$59,206
Work-in-process	117,901	116,660
Raw materials	52,295	45,288
	$238,894	$221,154

Note 4—Income Taxes

The effective tax rate was 24.8% and 25.0% of pretax income (loss) from continuing operations for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 5—Comprehensive Income (Loss)

For the three and six months ended June 30, 2005 and 2004, the foreign currency translation component of comprehensive income (loss) relates to permanent investments in non-U.S. subsidiaries and, accordingly, was not adjusted for income taxes.

Note 6—Treasury Stock

Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to “Additional paid-in capital.” Losses on reissuance of treasury stock are charged to “Additional paid-in capital” to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to “Accumulated deficit.” Chiron charged losses of $10.5 million and $24.1 million for the three and six months ended June 30, 2005, respectively, and $4.7 million and $30.1 million for the three and six months ended June 30, 2004, respectively, to “Accumulated deficit” in the Condensed Consolidated Balance Sheets.

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

Contingently convertible debt instruments (“CoCos”) are included in diluted earnings per share, if dilutive. For the three and six months ended June 30, 2005 and 2004, Chiron’s $500.0 million contingently convertible debentures due 2033 (“2033 Debentures”) and Chiron’s $385.0 million contingently convertible debentures due 2034 (“2034 Debentures”) were excluded from the computations of diluted earnings per share as the inclusion of each of these CoCos would be antidilutive.

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 7—Earnings (Loss) Per Share (Continued)

The following table sets forth the computations for basic and diluted earnings (loss) per share on income (loss) from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
			Restated		Restated
Income (loss) (Numerator):
Income (loss) from continuing operations	$49		$22,812	$(8,893)	$49,739
Shares (Denominator):
Weighted-average common shares outstanding	187,532		188,275	187,321	187,952
Effect of dilutive securities:
Stock options and equivalents	1,436		2,710	—	3,450
Weighted-average common shares outstanding, plus impact from assumed conversions	188,968		190,985	187,321	191,402
Basic earnings (loss) per share	$—	*	$0.12	$(0.05)	$0.26
Diluted earnings (loss) per share	$—	*	$0.12	$(0.05)	$0.26

*                    Less than $0.01 per share.

The following table sets forth the computations for basic and diluted earnings (loss) per share on net income (loss) (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
			Restated		Restated
Income (loss) (Numerator):
Net income (loss)	$49		$35,271	$(8,893)	$75,043
Shares (Denominator):
Weighted-average common shares outstanding	187,532		188,275	187,321	187,952
Effect of dilutive securities:
Stock options and equivalents	1,436		2,710	—	3,450
Weighted-average common shares outstanding, plus impact from assumed conversions	188,968		190,985	187,321	191,402
Basic earnings (loss) per share	$—	*	$0.19	$(0.05)	$0.40
Diluted earnings (loss) per share	$—	*	$0.18	$(0.05)	$0.39

*                    Less than $0.01 per share.

Stock options to purchase 21.0 million shares and 11.8 million shares with exercise prices greater than the average market prices of common stock were outstanding during the three months ended June 30, 2005

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 7—Earnings (Loss) Per Share (Continued)

and 2004, respectively, and 22.0 million shares and 7.6 million shares, respectively, for the six months ended June 30, 2005 and 2004. These options were excluded from the respective computations of diluted earnings per share, as their inclusion would be antidilutive.

The dilutive effect of CoCos must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. For the three and six months ended June 30, 2005 and 2004, 7.3 million shares of common stock issuable upon conversion of the 2033 Debentures were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive.

If the 2034 Debentures are tendered for conversion, the value (“Conversion Value”) of cash and shares of Chiron’s common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures will be determined by multiplying the applicable conversion rate by a weighted average price. Chiron will deliver the Conversion Value to debenture holders as follows: (1) an amount in cash (“Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the debentures to be converted and (b) the aggregate principal amount of the debentures to be converted and (2) if the aggregate Conversion Value of the debentures to be converted is greater that the Principal Return, an amount in shares (“Net Shares”) equal to the aggregate Conversion Value less the Principal Return (“Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by a weighted average price. If dilutive, common shares to be added to the diluted shares outstanding would be determined by the net share settlement of the 2034 Debentures. For the three and six months ended June 30, 2005 and 2004, the assumed conversion of the 2034 Debentures was not dilutive.

In addition, for the three and six months ended June 30, 2005, 0.6 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive. For the three and six months ended June 30, 2004, 4.1 million and 6.2 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive.

All potential common shares have been excluded from the computation of diluted loss per share for the six months ended June 30, 2005, as their inclusion would be antidilutive. These potential common shares included stock options to purchase 1.3 million shares of common stock, 0.6 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes and 7.3 million shares issuable upon conversion of the Convertible Debentures.

Note 8—Discontinued Operations

In a strategic effort to focus on our core businesses of blood-testing, vaccines and biopharmaceuticals, we completed the sale of Chiron Diagnostics to Bayer Corporation, or Bayer, in 1998.

In the second quarter of 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement, Chiron recognized a tax benefit of approximately $12.5 million for the three and six months ended June 30, 2004.

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 8—Discontinued Operations (Continued)

Chiron and Bayer were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, Chiron made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. Chiron released previously established reserves deemed to be in excess following this settlement. This settlement resulted in a net gain of $12.8 million for the six months ended June 30, 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer.

Note 9—Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$332,325	$126,446	$205,879	$333,085	$117,048	$216,037
Patents	$137,016	$75,639	$61,377	$132,385	$71,616	$60,769
Trademarks	60,512	25,106	35,406	65,609	25,450	40,159
Licenses and technology rights	44,172	32,335	11,837	47,745	34,079	13,666
Developed product technologies	352,983	98,868	254,115	374,025	77,253	296,772
Customer relationships	27,859	11,808	16,051	31,234	12,421	18,813
Know how(1)	12,652	7,188	5,464	14,185	7,548	6,637
Databases	7,100	2,248	4,852	7,100	2,012	5,088
Other	24,700	10,721	13,979	34,893	19,090	15,803
Total other intangible assets	$666,994	$263,913	$403,081	$707,176	$249,469	$457,707
Total intangible assets subject to amortization	$999,319	$390,359	$608,960	$1,040,261	$366,517	$673,744

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

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 9—Intangible Assets (Continued)

Aggregate future amortization expense is expected to be as follows (in thousands):

For the six months ended June 30, 2005	$48,447
For the remaining six months in the year ended December 31, 2005	$48,440
For the year ended December 31, 2005	$96,887
For the year ended December 31, 2006	$107,222
For the year ended December 31, 2007	$105,456
For the year ended December 31, 2008	$79,922
For the year ended December 31, 2009	$54,899
For the year ended December 31, 2010	$53,397

The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Balance as of December 31, 2004	$192,186	$669,208	$861,394
Effect of exchange rate changes	—	(40,378)	(40,378)
Balance as of June 30, 2005	$192,186	$628,830	$821,016

Note 10—Segment Information

Chiron is organized based on the products and services that it offers. Under this organizational structure, there are three reportable segments: (i) blood-testing, (ii) vaccines and (iii) biopharmaceuticals. The blood-testing segment consists of an alliance with Gen-Probe and Chiron’s one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics. Chiron’s alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood and plasma products for viral infection. Chiron’s joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. Through Chiron’s joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. The blood-testing segment also earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing Chiron’s hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets. The vaccines segment consists principally of adult and pediatric vaccines for viral and bacterial infections. Chiron sells these vaccines primarily in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets. The vaccines segment is also involved in the development of novel vaccines and vaccination technology. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious and pulmonary diseases, using the development and acquisition of technologies related to therapeutic proteins, antibodies and small molecules. The biopharmaceuticals segment earns royalties on third party sales of several products, including BETAFERON® interferon

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 10—Segment Information (Continued)

beta-1b, and earns license fees for technologies, such as hepatitis C virus-related patents, used by third parties to develop therapeutic products.

Revenues and expenses associated with Chiron’s research and development activities specifically benefit each of the reportable segments and, as such, have been included in the results of operations of the respective reportable segment.

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
June 30, 2005
(Unaudited)

Note 10—Segment Information (Continued)

The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		Restated		Restated
Revenues
Blood-testing:
Product sales, net:
PROCLEIX® products	$66,104	$60,589	$130,535	$122,475
Ortho-Clinical Diagnostics	7,988	6,608	14,450	12,842
Total product sales, net	74,092	67,197	144,985	135,317
Revenues from joint business arrangement	31,003	28,532	67,061	58,893
Collaborative agreement revenues	2,128	2,325	4,010	4,389
Royalty and license fee revenues	25,990	16,267	51,194	32,701
Other revenues	200	235	275	430
Total blood-testing revenues	133,413	114,556	267,525	231,730
Vaccines:
Product sales, net:
Influenza vaccines	(492)	8,207	3,079	15,912
Meningococcal vaccines	13,605	5,016	22,758	9,565
Travel vaccines	45,014	26,261	88,773	49,271
Pediatric and other vaccines	39,127	47,619	69,620	98,802
Total product sales, net	97,254	87,103	184,230	173,550
Collaborative agreement revenues	999	1,214	3,241	5,180
Royalty and license fee revenues	769	25	2,185	2,675
Other revenues	2,480	5,914	5,756	9,556
Total vaccines revenues	101,502	94,256	195,412	190,961
Biopharmaceuticals:
Product sales, net
BETASERON® interferon beta-1b	38,132	31,626	64,766	61,762
TOBI® tobramycin	56,600	51,342	109,535	103,866
PROLEUKIN® aldesleukin	31,727	35,057	61,262	66,925
Other	5,770	8,896	15,960	20,867
Total product sales, net	132,229	126,921	251,523	253,420
Collaborative agreement revenues	326	289	729	774
Royalty and license fee revenues	19,792	15,183	38,418	32,480
Other revenues	1,524	4,826	7,720	7,927
Total biopharmaceuticals revenues	153,871	147,219	298,390	294,601
Other:
Royalty and license fee revenues	29,971	23,721	64,786	42,132
Total revenues	$418,757	$379,752	$826,113	$759,424
Income (loss) from continuing operations:
Blood-testing	$70,776	$59,208	$145,135	$122,848
Vaccines	(81,734)	(46,313)	(167,133)	(96,352)
Biopharmaceuticals	2,597	8,777	(3,511)	28,026
Other	(9,084)	(4,154)	(17,696)	(10,631)
Segment (loss) income from operations	(17,445)	17,518	(43,205)	43,891
Interest expense	(8,094)	(6,452)	(15,173)	(12,377)
Interest and other income, net	26,298	19,809	47,745	35,883
Minority interest	(662)	(459)	(1,192)	(1,079)
Income (loss) from continuing operations before income taxes	$97	$30,416	$(11,825)	$66,318

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 11—Commitments and Contingencies

In October 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, suspended Chiron’s license to manufacture FLUVIRIN® at our Liverpool, U.K. facility. Subsequently, Chiron received a warning letter from the Food and Drug Administration, or FDA, citing violations of good manufacturing practices. The FDA later informed Chiron that implementation and effectiveness of our corrective actions and overall compliance would be evaluated in a subsequent inspection. As a result of the suspension of our license, Chiron did not release any FLUVIRIN® vaccine during the 2004-2005 influenza season.

On March 2, 2005, the MHRA notified Chiron that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN® vaccine, conditioned on the understanding that Chiron’s commitment to its remediation plan will continue and will be subject to further inspections by the MHRA. In July 2005, the FDA completed an on-site inspection of our Liverpool facility. Consistent with FDA process, at the conclusion of the on-site inspection, Chiron received a list of observations on a Form 483. Chiron expects to complete its response to these observations in early August 2005. If the FDA finds that Chiron has failed to adequately address the matters discussed in its prior warning letter or any other serious violations, the FDA may modify Chiron’s U.S. license in an adverse manner, take action that could result in imposition of fines, require temporary or permanent cessation of future selling of FLUVIRIN® vaccine or take other action that could reduce our ability to market FLUVIRIN® vaccine. In addition to the facility inspection, Chiron will need to receive supplemental approvals for changes in our FLUVIRIN® vaccine from the MHRA and the FDA because of variations to our manufacturing process.

Chiron received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN® vaccine and the suspension by the MHRA of Chiron’s license. In February 2005, after having previously commenced an informal inquiry, the Securities and Exchange Commission, or SEC, notified Chiron that it would commence a formal investigation into whether Chiron or Chiron employees violated any federal securities laws in connection with these developments regarding FLUVIRIN® vaccine, and Chiron subsequently received subpoenas from the SEC requesting production of certain documents relating to our Liverpool facility and FLUVIRIN® vaccine. Chiron also received a voluntary request for information from the United States House of Representatives, Energy and Commerce Committee, Subcommittee on Oversight and Investigations requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office, the SEC staff and Congressional staff and additional interviews are anticipated. Additional investigations regarding these matters may arise.

In addition, Chiron and certain of its officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN® vaccine. Certain distributors and other parties with whom Chiron had contracted to supply FLUVIRIN® vaccine are considering or have communicated claims against Chiron as a result of our inability to supply FLUVIRIN® vaccine, and additional parties may do so in the future. On January 27, 2005, the U.S. Centers for Disease Control and Prevention, or CDC, terminated its contracts with Chiron for the supply of FLUVIRIN® vaccine for default on the basis of Chiron’s failure to supply such vaccine to the U.S. government for the 2004-2005 influenza season. The CDC has reserved the right to hold Chiron liable for any excess costs it may have incurred in replacing any

CHIRON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)

Note 11—Commitments and Contingencies (Continued)

FLUVIRIN® vaccine that Chiron failed to deliver and further has reserved all other remedies provided under the contract. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused us to incur substantial expense and have required significant time and attention from Chiron management and will continue to do so in the future and could result in civil action and/or criminal proceedings against Chiron. The results of any such investigations, proceedings or disputes could have a material adverse effect on Chiron’s consolidated financial position and results of operations and/or cash flow.

Although the MHRA has lifted its suspension of Chiron’s license to manufacture FLUVIRIN® vaccine, Chiron expects to incur additional expenses in connection with ongoing FLUVIRIN® vaccine matters, which could be material, including in connection with (1) our continuing remediation efforts at our Liverpool facility; and (2) responding to the U.S. Attorney for the Southern District of New York, the SEC, the United States House of Representatives, Energy and Commerce Committee, Subcommittee on Oversight and Investigations and the private lawsuits and other claims and investigations that exist or may arise.

In July 2005, Chiron reported that it would be unable to supply any BEGRIVAC™ vaccine doses for the 2005-2006 influenza season due to a product sterility issue and wrote off its existing product inventory resulting in a $15.0 million charge to cost of sales for the three and six months ended June 30, 2005. BEGRIVAC™ vaccine is manufactured at Chiron’s facility in Marburg, Germany. Chiron’s inability to supply BEGRIVAC™ vaccine as planned to non-U.S. markets for the 2005-2006 season or future seasons could have a material adverse affect on its business and results of operations. In addition, it is possible that distributors and other parties with whom Chiron had contracted to supply influenza vaccine may make claims against Chiron as a result of Chiron not supplying influenza vaccine. Any such claims may cause Chiron to incur substantial expense and require significant time and attention from Chiron management. The results of any such claims could have a material adverse effect on Chiron’s consolidated financial position and results of operations and/or cash flow.

In addition to the investigations, inquiry and lawsuits related to the recent FLUVIRIN® vaccine developments, Chiron is party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employment matters, claims of product liability and other issues. While it is possible that an adverse determination of any of such ordinary course matters could have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these ordinary course matters will have a material adverse effect upon Chiron’s consolidated financial position and results of operations or cash flows.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our expectations, hopes or intentions regarding the future, including statements relating to sales growth, product development initiatives, new product marketing, acquisitions, competition, and licensing activities that involve risks and uncertainties and are subject to change. The forward-looking statements contained in this Form 10-Q reflect our current expectations on the date of this Form 10-Q. Actual results, performance or outcomes may differ materially from current expectations. Our actual performance may differ from current expectations due to many factors, including additional adverse developments resulting from the suspension from October 5, 2004 through March 2, 2005 of our UK license to manufacture FLUVIRIN® influenza virus vaccine, the announcement of such suspension and the litigation and investigations relating to those matters, the outcome of clinical trials, regulatory review and approvals, manufacturing capabilities, intellectual property protections and defenses, litigation, stock price and interest rate volatility, marketing effectiveness and the severity of the 2005-2006 influenza season. In particular, there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products, or achieve market acceptance for such new products. No assurances can be given that additional issues with respect to BEGRIVAC™ or FLUVIRIN® vaccines or our manufacturing generally will not arise in the future, that we will be able to cover vaccine shortfalls, or that we will successfully address matters raised in a warning letter from the U.S. Food and Drug Administration with respect to our FLUVIRIN® vaccine manufacturing facility or resume sale of FLUVIRIN® vaccine for the 2005-2006 influenza season or BEGRIVAC™ vaccine for the 2006-2007 influenza season. In addition, we may face additional competition in the influenza market in the future and challenges in distribution arrangements as a result of recent BEGRIVAC™ and FLUVIRIN® vaccine developments. There can be no assurance that our out-licensing activity will generate significant revenue, or that our in-licensing activities will fully protect us from claims of infringement by third parties. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including approval by Novartis, stockholder and regulatory approvals and the integration of operations. We have discussed the important factors, which we believe could cause actual results to differ from what is expressed in the forward-looking statements, under the caption “Factors That May Affect Future Results” in this Form 10-Q. We do not undertake an obligation to update the forward-looking information contained in this Form 10-Q.

Introduction

We are a global biopharmaceutical company that participates in three healthcare markets: blood-testing, vaccines, and biopharmaceuticals. Our research and development efforts are focused on developing products for cancer and infectious and pulmonary disease.

Our blood-testing segment is dedicated to preventing the spread of infectious diseases through the development and sale of novel blood-screening assays and equipment that protect the world’s blood supply. We are the world leader in nucleic acid testing, or NAT, blood screening with leading market share in the U.S, a strong presence in Europe, and sales in Asia. Our blood-testing segment consists of two separate collaborations: an alliance with Gen-Probe Incorporated for NAT products, and a joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc, a Johnson & Johnson company for immunodiagnostic products. Our collaboration with Gen-Probe is focused on developing and commercializing NAT products to screen donated blood, plasma, organs and tissue for viral infection. We sell the collaboration’s assays and instruments to blood banks under the PROCLEIX® brand name. Under a joint business contractual arrangement, Ortho-Clinical Diagnostics manufactures and sells immunodiagnostic tests to detect retroviruses and hepatitis viruses in blood. Our blood-testing segment also earns royalties and license fees from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets.

Our vaccines segment is the fifth largest vaccines business in the world. We offer more than 20 pediatric and adult vaccines including influenza, meningococcal, travel and pediatric vaccines. These vaccines have protected millions of people globally from potentially fatal diseases such as polio, measles and meningococcal disease. We market our vaccines primarily in the United States, Germany, Italy and the United Kingdom. We acquired a number of vaccines including FLUVIRIN® vaccine as part of our July 8, 2003 acquisition of PowderJect. Our vaccines segment research and development is focused on developing next generation influenza manufacturing capability, developing new vaccines for pandemic preparedness, and broadening our meningococcal franchise.

Our biopharmaceuticals segment discovers, develops, manufactures and markets a range of therapeutic products for cancer and infectious and pulmonary disease. Our marketed products include TOBI® tobramycin solution for inhalation for pseudomonal lung infections in cystic fibrosis patients; PROLEUKIN®(aldesleukin) for injection for metastatic melanoma and renal cell carcinoma; and BETASERON® (interferon beta-1b) for SC injection for multiple sclerosis. In 2005, we received an action letter from the U.S. Food and Drug Administration (FDA) stating that the company’s New Drug Application (NDA) for PULMINIQTM (cyclosporine, USP) inhalation solution is “approvable” but that an additional pre-approval study is required to confirm the efficacy of the drug. Chiron is evaluating possible next steps for PULMINIQ. In 2004, we filed for marketing approval for CUBICIN® (daptomycin for injection) for complicated skin and soft tissue infections.

Research and development efforts include advancing clinical programs and product improvements in oncology and pulmonary and infectious disease, including the use of PROLEUKIN® to enhance the benefit of monoclonal antibodies in cancer treatment, the development of new formulations of TOBI® and the clinical advancement of tifacogin for treatment of severe community-acquired pneumonia, CHIR-258, a growth factor kinase inhibitor, and CHIR-12.12, a monoclonal antibody.

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

Influenza Virus Vaccines Recent Events

In October 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, suspended our license to manufacture FLUVIRIN® at our Liverpool, U.K. facility. Subsequently, we received a warning letter from the Food and Drug Administration, or FDA, citing violations of good manufacturing practices. The FDA later informed us that implementation and effectiveness of our corrective actions and overall compliance would be evaluated in a subsequent inspection. As a result of the suspension of our license, we did not release any FLUVIRIN® vaccine during the 2004-2005 influenza season.

On March 2, 2005, the MHRA notified us that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN® vaccine, conditioned on the understanding that Chiron’s commitment to its remediation plan will continue and will be subject to further inspections by the MHRA. In July 2005, the FDA completed an on-site inspection of our Liverpool facility. Consistent with

FDA process, at the conclusion of the on-site inspection, Chiron received a list of observations on a Form 483. Chiron expects to complete its response to these observations in early August 2005. If the FDA finds that we have failed to adequately address the matters discussed in its prior warning letter or any other serious violations, the FDA may modify our U.S. license in an adverse manner, take action that could result in imposition of fines, require temporary or permanent cessation of future selling of FLUVIRIN® vaccine or take other action that could reduce our ability to market FLUVIRIN® vaccine. In addition to the facility inspection, we will need to receive supplemental approvals for changes in our FLUVIRIN® vaccine from the MHRA and the FDA because of variations to our manufacturing process.

We received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN® vaccine and the suspension by the MHRA of our license. In February 2005, after having previously commenced an informal inquiry, the Securities and Exchange Commission, or SEC, notified us that it would commence a formal investigation into whether we or our employees violated any federal securities laws in connection with these developments regarding FLUVIRIN® vaccine, and Chiron subsequently received subpoenas from the SEC requesting production of certain documents relating to our Liverpool facility and FLUVIRIN® vaccine. We also received a voluntary request for information from the United States House of Representatives, Energy and Commerce Committee, Subcommittee on Oversight and Investigations requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office, the SEC staff and Congressional staff and additional interviews are anticipated. Additional investigations regarding these matters may arise.

In addition, we and certain of our officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN® vaccine which are described below in Part II, Item 1, “Legal Proceedings.” Certain distributors and other parties with whom we had contracted to supply FLUVIRIN® vaccine are considering or have communicated claims against us as a result of our inability to supply FLUVIRIN®vaccine, and additional parties may do so in the future. On January 27, 2005, the U.S. Centers for Disease Control and Prevention, or CDC, terminated its contracts with us for the supply of FLUVIRIN®vaccine for default on the basis of our failure to supply such vaccine to the U.S. government for the 2004-2005 influenza season. The CDC has reserved the right to hold us liable for any excess costs it may have incurred in replacing any FLUVIRIN® vaccine that we failed to deliver and further has reserved all other remedies provided under the contract. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused us to incur substantial expense and have required significant time and attention from our management and will continue to do so in the future and could result in civil action and/or criminal proceedings against us. The results of any such investigations, proceedings or disputes could have a material adverse effect on our consolidated financial position and results of operations and/or cash flow.

Although the MHRA has lifted its suspension of our license to manufacture FLUVIRIN® vaccine, we expect to incur additional expenses in connection with ongoing FLUVIRIN® vaccine matters, which could be material, including in connection with (1) our continuing remediation efforts at our Liverpool facility; and (2) responding to the U.S. Attorney for the Southern District of New York, the SEC, the United States House of Representatives, Energy and Commerce Committee, Subcommittee on Oversight and Investigations and the private lawsuits and other claims and investigations that exist or may arise.

In July 2005, we reported that we would be unable to supply any BEGRIVAC™ vaccine doses for the 2005-2006 influenza season due to a product sterility issue and wrote off our existing product inventory resulting in a $15.0 million charge to cost of sales for the three and six months ended June 30, 2005. BEGRIVAC™ vaccine is manufactured at our facility in Marburg, Germany. Our inability to supply BEGRIVAC™ vaccine as planned to non-U.S. markets for the 2005-2006 influenza season or future seasons could have a material adverse affect on our business and results of operations. In addition, it is possible that distributors and other parties with whom we had contracted to supply influenza vaccine may make claims against us as a result of Chiron not supplying influenza vaccine. Any such claims may cause us to incur substantial expense and require significant time and attention from our management. The results of any such claims could have a material adverse effect on our consolidated financial position and results of operations and/or cash flow.

Our inability to supply influenza vaccine may also lead to loss of market share in the 2005-2006 influenza season and future seasons. Following the announcement of our FLUVIRIN® license suspension, competitors announced plans to introduce influenza vaccine products in the United States and sought expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may choose to purchase influenza vaccine from other providers as their products become available in the United States. Loss of market share in the United States or foreign markets could have a material adverse effect on our business and results of operations.

Delays in start-up procedures for ramping up to full production and normal manufacturing issues inherent in the complexity of influenza vaccine production, have adversely affected the amount of FLUVIRIN® vaccine that Chiron is able to produce for the 2005-2006 influenza season and may result in further loss of market share.

For additional information concerning the risks we face as a result of these influenza vaccine developments, see “Factors That May Affect Future Results—Developments with respect to influenza vaccines over the past nine months will harm our business and results of operations. “ For additional information on the U.S. Attorney’s investigation, SEC investigation and private lawsuits and other claims, see Part II, Item 1. “Legal Proceedings” of this report on Form 10-Q.

Restated Second-Quarter and Third-Quarter 2004 Financial Statements

During our 2004 year-end financial statement review, we determined that certain sales of the travel vaccine recorded as revenues in the second quarter of 2004 should not have been recorded as revenue at that time, and that portions of those sales should have been recorded as revenues in the third and fourth quarters of 2004 and possibly in later quarters. As a result, we restated the financial statements included in our Quarterly Reports on Form 10-Q for such quarters and filed amended Form10-Q’s for such quarters on April 6, 2005.

In light of the fact that we were already in contact with the SEC in relation to their investigation described above under “Influenza Virus Vaccines Recent Events,” we informed the SEC of these matters, and adjustments we made after January 26, 2005 to the fourth quarter and full-year 2004 financial information we released on January 26, 2005, and have been providing the SEC information.

Summary Consolidated Financial Data

Following is an analysis and discussion of our operating results on a consolidated basis, which is followed by a description of our most critical accounting policies and use of estimates and more detailed analysis and discussion of our operating results by segment and our liquidity and capital resources.

	Three Months Ended			Six Months Ended
	June 30,			June 30,		$ Change		% Change
	2005		2004	2005	2004	Three Months	Six Months	Three Months	Six Months
			(Restated)		(Restated)
	($ in 000’s, except per share data)
Product sales, net	$303,575		$281,221	$580,738	$562,287	$22,354	$18,451	7.9%	3.3%
Royalty and license fee revenues	76,522		55,196	156,583	109,988	21,326	46,595	38.6%	42.4%
Total revenues	418,757		379,752	826,113	759,424	39,005	66,689	10.3%	8.8%
Gross profit margin	42%		54%	41%	54%
Research and development expenses	107,472		100,326	217,311	198,736	7,146	18,575	7.1%	9.3%
Selling, general and administrative expenses	128,492		106,857	260,400	211,597	21,635	48,803	20.2%	23.1%
Income (loss) from continuing operations	49		22,812	(8,893)	49,739	(22,763)	(58,632)	(99.8)%	(117.9)%
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$—	*	$0.12	$(0.05)	$0.26	$(0.12)	$(0.31)	(100.0)%	(119.2)%

*       Diluted earnings per share is less than $0.01 per share.

Income from continuing operations was $49 thousand or less than $0.01 per diluted share and $22.8 million or $0.12 per diluted share for the three months ended June 30, 2005 and 2004, respectively. Loss from continuing operations was $8.9 million or $0.05 per diluted share for the six months ended June 30, 2005. Income from continuing operations was $49.7 million or $0.26 per diluted share for the six months ended June 30, 2004. For the three months ended June 30 2005, we incurred $8.0 million of FLUVIRIN® vaccine remediation costs and $5.0 million of legal costs associated with the FLUVIRIN® vaccine-related developments. For the six months ended June 30 2005, we incurred $24.0 million of FLUVIRIN® vaccine remediation costs and $15.0 million of legal costs associated with the FLUVIRIN® vaccine-related developments. In addition, our Liverpool facility had limited influenza vaccine production during the first six months of 2005. For the three months ended June 30, 2005 as compared with the three months ended June 30, 2004, idle facility costs from our Liverpool facility increased by $14.0 million. For the six months ended June 30, 2005 as compared with the six months ended June 30, 2004, idle facility costs from our Liverpool facility increased by $27.0 million. In addition, BEGRIVAC™ product inventory has been written off as a result of the matters described above under “Influenza Virus Vaccines Recent Events”, resulting in a $15.0 million charge to cost-of-sales for the three and six months ended June 30, 2005.

Total revenues were $418.8 million and $826.1 million for the three and six months ended June 30, 2005, and $379.8 million and $759.4 million for the three and six months ended June 30, 2004, respectively.

Revenues increased for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 primarily due to increased product sales and royalty and license fee revenues. The increase in total revenues was attributable in part to the movement in exchange rates, in particular the movements in the Euro and British Pound against the U.S. dollar. The movement in exchange rates added approximately 1% to our total revenues for the three months ended June 30, 2005. However, since our Euro and British Pound denominated expenses have also increased due to the movement in exchange rates, our income per share from continuing operations decreased approximately $0.01 per diluted share for the three months ended June 30, 2005, due to higher expenses compared to revenues denominated in Euros and British Pounds.

Revenues increased for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 primarily due to increased royalty and license fee revenues and increased product sales. The increase in total revenues was attributable in part to the movement in exchange rates, in particular the movements in the Euro and British Pound against the U.S. dollar. The movement in exchange rates added approximately 1% to our total revenues for the six months ended June 30, 2005. However, since our Euro and British Pound denominated expenses have also increased due to the movement in exchange rates, our loss per share from continuing operations increased $0.02 per diluted share for the six months ended June 30, 2005, due to higher expenses compared to revenues denominated in Euros and British Pounds.

For the three months ended June 30, 2005 , product sales increased compared with the three months ended June 30, 2004 primarily due to increases in sales of our travel vaccines, Meningococcal vaccines, BETASERON® interferon beta-1b, Procleix® product sales and TOBI® tobramycin, offset primarily by decreases in sales of our influenza vaccines, pediatric and other vaccines, and PROLEUKIN® (aldesleukin), as discussed below.

For the six months ended June 30, 2005 , product sales increased compared with the six months ended June 30, 2004 primarily due to increases in sales of our travel vaccines, Meningococcal vaccines, PROCLEIX® product sales and TOBI® tobramycin, offset primarily by decreases in sales of our influenza vaccines and pediatric and other vaccines as discussed below.

For the three and six months ended June 30, 2005 as compared with the three and six months ended June 30, 2004, royalty and license fee revenues increased, primarily due to our September 2004 settlement agreement with Roche regarding our HIV patent in the United States, increased BETAFERON® product royalties, our settlement with the Scottish National Blood Transfusion Service in the current quarter and royalties from our licensing agreement in 2004 with Laboratory Corporation of America Holdings for our HCV intellectual property for nucleic acid testing.

The decline in gross profit margins for the three and six months ended June 30, 2005 as compared with the three and six months ended June 30, 2004 was primarily due to increased idle facility costs as a result of the delay in commercial production of FLUVIRIN® vaccine for the 2005-2006 influenza season, FLUVIRIN® vaccine remediation costs and the write-off of the BEGRIVAC™ product inventory, as discussed above. Also, contributing to the decrease was planned idle facility time and ongoing process improvement efforts related to Biopharmaceuticals manufacturing. Gross profit margins do not include amortization expense of intangible assets from acquired developed products related to business combinations.

The main components of the increase in research and development expenses for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 relate to development efforts in the oncology franchise, meningococcal franchise and for CUBICIN® (daptomycin for injection). This increase was partially offset by eliminated costs from research and development programs that were discontinued prior to the second quarter of 2005. In addition, the second quarter of 2004 included higher costs for the Phase III CAPTIVATE trial for tifacogin which commenced in the second quarter of 2004, due to production of clinical materials.

The main components of the increase in research and development expenses for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 relate to development efforts in our oncology franchise, development efforts for CUBICIN® (daptomycin for injection), blood-testing programs, meningococcal vaccines franchise, flu cell culture and development of new processes and procedures in existing manufacturing facilities for BETAFERON interferon beta-1b. This increase was partially offset by research and development programs that have been discontinued or disposed of prior to the first six months of 2005.

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2005 as compared with the three and six months ended June 30, 2004 was due partially to legal expenses associated with the FLUVIRIN® developments discussed above under “Influenza Virus Vaccines Recent Events.” Such legal expenses were $5.0 million and $15.0 million for the three and six months ended June 30, 2005, respectively. The increase also reflects $2.0 million and $5.0 million for the three and six months ended June 30, 2005, respectively due to the movement in the Euro and British Pound exchange rates. The remaining increase in selling, general and administrative expenses reflects a broad range of activities, significant among them being on-going marketing and pre-launch programs to support the continued growth of our business, investment in geographic penetration and corporate governance costs.

The effective tax rate was 24.8% and 25.0% of pretax income (loss) from continuing operations for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

Critical Accounting Policies and the Use of Estimates

Our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements, are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Results of Operations

Blood-testing

	Three Months Ended		Six Months Ended
	June 30,		June 30,		$ Change		% Change
	2005	2004	2005	2004	Three Months	Six Months	Three Months	Six Months
	($ in 000’s, except percentages)
Product sales, net:
PROCLEIX® products	$66,104	$60,589	$130,535	$122,475	$5,515	$8,060	9.1%	6.6%
Ortho-Clinical Diagnostics	7,988	6,608	14,450	12,842	1,380	1,608	20.9%	12.5%
	74,092	67,197	144,985	135,317	6,895	9,668	10.3%	7.1%
Revenue from joint business arrangement	31,003	28,532	67,061	58,893	2,471	8,168	8.7%	13.9%
Collaborative agreement revenues	2,128	2,325	4,010	4,389	(197)	(379)	(8.5)%	(8.6)%
Royalty and license fee revenues	25,990	16,267	51,194	32,701	9,723	18,493	59.8%	56.6%
Other revenues	200	235	275	430	(35)	(155)	(14.9)%	(36.0)%
Total blood-testing revenues	$133,413	$114,556	$267,525	$231,730	$18,857	$35,795	16.5%	15.4%
Gross profit margin	40%	42%	42%	42%
Research and development expenses	$6,922	$6,258	$14,726	$11,367	$664	$3,359	10.6%	29.6%
Selling, general and administrative expenses	$10,928	$10,323	$22,703	$19,580	$605	$3,123	5.9%	15.9%

Product sales

PROCLEIX® Products   On February 27, 2002, the U.S. Food and Drug Administration approved the PROCLEIX® HIV-1/ HCV Assay. We have marketed the PROCLEIX® HIV-1/HCV Assay in Europe since 1999. On January 15, 2004, the PROCLEIX® ULTRIO™ HIV-1/HCV/HBV Assay received European CE marking for use on the semi-automated PROCLEIX® System, and on December 14, 2004 the PROCLEIX ULTRIO Assay received European CE marking for use on the fully automated, high throughput PROCLEIX®TIGRIS® System. Under a collaboration agreement with Gen-Probe, we market and sell the PROCLEIX® HIV-1/ HCV Assay, the PROCLEIX ULTRIO™ Assay and related instrument systems. In addition to selling directly in the U.S., we also sell in various international markets, directly and through distributors. We record revenue based upon the reported results obtained from the customer from the use of assays to screen donations or upon sale and delivery of the assays, depending on the underlying contract. In the case of equipment sales or leases, we record revenue upon the sale and transfer of the title of the instrument or ratably over the life of the lease term, respectively. For provision of service on the instruments, we recognize revenue ratably over the life of the service agreement.

The increase in product sales for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to $4.3 million from the conversion to the PROCLEIX® ULTRIO™ Assay from the PROCLEIX® HIV-1/HCV Assay outside of the U.S. and continued penetration into several markets abroad. The increase in product sales for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to $8.1 million from the conversion to the PROCLEIX® ULTRIO™ Assay from the PROCLEIX® HIV-1/HCV Assay outside the U.S. and from continued penetration into several markets abroad.

Revenue from joint business arrangement   The increase in revenue from the joint business arrangement for the three months ended June 30, 2005 as compared with the three months ended June 30,

2004 was primarily due to $2.5 million from an increase in profitability realized by the joint business arrangement. The increase in revenue from the joint business arrangement for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to higher profitability realized by the joint business arrangement.

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

The increase in royalty and license fee revenues for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to (i) $2.7 million from a settlement with the Scottish National Blood Transfusion Service (SNBTS) regarding our HCV and HIV patents, (ii) $2.7 million from the Roche settlement reached in September 2004 as discussed below under “Other—Royalty and license fee revenues—Roche Settlement,” (iii) $2.5 million from increased royalties from Roche due to rate increases resulting from certain countries entering the European Union (EU) and an increase in reported donations and (iv) $1.2 million in royalties from our licensing agreement reached in 2004 with Laboratory Corporation of America Holdings (LabCorp) for our HCV intellectual property for nucleic acid testing.

The increase in royalty and license fee revenues for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to (i) $8.0 million from the Roche settlement, (ii) $3.3 million in royalties from Roche due to rate increases resulting from certain countries entering the EU and an increase in reported donations, (iii) $3.2 million in fees and royalties from our licensing agreement with LabCorp, (iv) $2.7 million from a settlement with the SNBTS regarding our HCV and HIV patents and (v) $1.3 million in royalty fees from the blood transfusion centers of the German Red Cross.

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

Gross profit margin   The decrease in gross profit margin for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to additional support and service costs associated with our fully automated, high throughput PROCLEIX®TIGRIS® System. Gross profit margin was consistent for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004.

Blood-testing gross profit margin may fluctuate in future periods as the blood-testing product and customer mix changes.

Research and development expenses   The increase in research and development expenses for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to $1.8 million for research activities focused primarily on variant Creutzfeldt-Jakob disease (vCJD), primarily offset by a $0.9 million decrease in costs relating to our nucleic acid testing products. The increase in research and development expenses for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to $4.4 million for research activities focused primarily on vCJD primarily offset by a $0.9 million decrease in costs relating to our nucleic acid testing products.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general, and administrative expenses   Selling, general, and administrative expenses were consistent for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. The increase in selling, general and administrative expenses for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to $2.5 million from the geographic expansion of our customer base for the PROCLEIX® HIV-1/HCV Assay in international markets.

We expect continued growth in selling, general and administrative expenses related to nucleic acid testing technology and products as our sales opportunities expand in new markets through anticipated additional nucleic acid testing adoption.

Vaccines

	Three Months Ended		Six Months Ended
	June 30,		June 30,		$ Change		% Change
	2005	2004	2005	2004	Three Months	Six Months	Three Months	Six Months
		Restated		Restated
	($ in 000’s, except percentages)
Product sales, net:
Influenza vaccines:
Other Influenza vaccines	$(492)	$8,207	$3,079	$13,467	$(8,699)	$(10,388)	(106.0)%	(77.1)%
FLUVIRIN® vaccine	—	—	—	2,445	—	(2,445)	—	(100.0)%
Influenza vaccines	(492)	8,207	3,079	15,912	(8,699)	(12,833)	(106.0)%	(80.6)%
Meningococcal vaccines	13,605	5,016	22,758	9,565	8,589	13,193	171.2%	137.9%
Travel vaccines	45,014	26,261	88,773	49,271	18,753	39,502	71.4%	80.2%
Pediatric and other vaccines	39,127	47,619	69,620	98,802	(8,492)	(29,182)	(17.8)%	(29.5)%
	97,254	87,103	184,230	173,550	10,151	10,680	11.7%	6.2%
Collaborative agreement revenues	999	1,214	3,241	5,180	(215)	(1,939)	(17.7)%	(37.4)%
Royalty and license fee revenues	769	25	2,185	2,675	744	(490)	2,976.0%	(18.3)%
Other revenues	2,480	5,914	5,756	9,556	(3,434)	(3,800)	(58.1)%	(39.8)%
Total Vaccines revenues	$101,502	$94,256	$195,412	$190,961	$7,246	$4,451	7.7%	2.3%
Gross profit margin	7%	34%	2%	34%
Research and development expenses	$34,387	$31,918	$67,943	$66,328	$2,469	$1,615	7.7%	2.4%
Selling, general and administrative expenses	$42,625	$35,887	$82,087	$74,890	$6,738	$7,197	18.8%	9.6%
Amortization expense	$14,362	$14,942	$29,361	$30,026	$(580)	$(665)	(3.9)%	(2.2)%

Product sales   We sell influenza, meningococcal, travel, pediatric and other vaccines. Our vaccines are sold in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets.

Influenza vaccines   As described above under “Influenza Virus Vaccine Recent Events,” as a result of recent developments with respect to FLUVIRIN® and BEGRIVAC™ vaccines, we had no FLUVIRIN® or BEGRIVAC™ vaccine sales in the three and six months ended June 30, 2005. Sales of FLUVIRIN® influenza vaccine were $2.4 million for the six months ended June 30, 2004 from the 2003-2004 influenza season. There were no sales of BEGRIVAC™ influenza vaccine for the three and six months ended June 30, 2004. The decrease in sales of our other influenza vaccines for the three and six months ended June 30, 2005 as compared with the three and six months ended June 30, 2004 was due to a manufacturing upgrade. For the three and six months ended June 30, 2004, sales of our other influenza vaccines to the southern hemisphere were $8.2 million and $9.9 million, respectively. The three months ended June 30, 2005 reflects $0.5 million of returns for other influenza vaccines for the 2004-2005 influenza season in excess of our returns estimate.

Meningococcal vaccines   The increase in meningococcal vaccines sales for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to (i) $7.7 million of MENZB™ meningococcal B vaccine sales to the Ministry of Health in New Zealand and (ii) $1.9 million increase in tender sales of MENJUGATE® meningococcus C conjugate vaccine to Canada. These increases are partially offset by a $1.5 million decline in MENJUGATE® vaccine tender sales in Australia. The increase in meningococcal vaccines sales for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to (i) $12.5 million of MENZB™ meningococcal B vaccine sales to the Ministry of Health in New Zealand and (ii) $3.7 million increase in tender sales of MENJUGATE® meningococcus C conjugate vaccine to Canada. These increases are partially offset by a $2.7 million decline in MENJUGATE® vaccine tender sales in Australia.

Travel vaccines   The increase in travel vaccines sales for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to (i) $16.7 million increase in tick-borne encephalitis (TBE) vaccine sales due to growth in the overall market and a number of marketing initiatives, (ii) $1.7 million due to increased sales of our rabies vaccine in India, and (iii) $1.4 million from increased demand for our rabies vaccines in the U.K., primarily due to a product recall from a competitor. These increases were partially offset by a decline of $1.5 million in rabies vaccine sales in the U.S. The increase in travel vaccines sales for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to: (i) $28.8 million increase in TBE vaccine sales. Sales in the first quarter of 2004 were lower than in the first quarter of 2005 by $12.0 million due to $15.1 million of sales in the fourth quarter of 2003; TBE vaccines are typically sold in the first half of the year; and in addition, the second quarter of 2005 compared with the second quarter of 2004 reflected a $16.7 million increase in the TBE vaccine sales due to growth in the overall market and a number of marketing initiatives, (ii) $6.7 million from increased demand for our rabies vaccines in the U.S., primarily due to a product recall from a competitor, and increased sales to Canada, (iii) $5.9 million from increased demand for our rabies vaccines in Asia and (iv) $2.1 million from increased demand for our rabies vaccines in the U.K., primarily due to a product recall from a competitor. These increases were partially offset by a decline of $2.4 million in sales of Dukoral vaccine due to the divestiture in the second quarter of 2004 of certain vaccines operations in Sweden acquired in our acquisition of PowderJect.

Pediatric and other vaccines   Sales of our pediatric and other vaccines decreased for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. This decrease was primarily due to (i) $6.0 million decline due to a tender for a large-scale measles, mumps, rubella vaccination campaign in the second quarter of 2004, (ii) $1.8 million decline due to the timing of tender sales for our polio vaccines (iii) $1.4 million decline due to the planned divestiture of certain vaccines operations in Sweden in the second quarter of 2004 acquired through our acquisition of PowderJect and (iv) $4.2 million from the temporary interruption of production of certain vaccines in our Liverpool plant to focus on our remediation efforts at that plant. These decreases were partially offset by a $4.4 million increase related to the timing of tender sales for diphtheria, tetanus and pertussis vaccines. Sales of our pediatric and other vaccines decreased for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 primarily due to (i) $11.0 million decline in polio vaccines and measles, mumps and rubella vaccines sales due to a lack of product availability as a result of manufacturing upgrades that have delayed production, (ii) $7.8 million decline due to the timing of tender sales for our polio vaccines and measles, mumps and rubella vaccines, (iii) $6.7 million decline due to the planned divestiture of certain vaccines operations in Sweden in the second quarter of 2004 acquired from our acquisition of PowderJect and (iv) $8.1 million from the temporary interruption of production of certain vaccines in our Liverpool plant to focus on our remediation efforts at that plant. These decreases were partially offset by a $5.3 million increase related to the timing of tender sales for diphtheria, tetanus and pertussis vaccines.

Certain of our vaccine products are seasonal, particularly our influenza vaccines, which have higher sales primarily in the second half of the year. Our tick-borne encephalitis vaccine is also seasonal with higher sales typically in the first half of the year. Certain of our vaccines require regulatory approval for production or sale of the product and sales may fluctuate depending on these regulatory approvals. We expect increased competition for our influenza vaccines business in the future as a result of the recent influenza vaccines developments. For more information on this, see “Influenza Virus Vaccines Recent Events” above. In addition, we expect MENJUGATE® meningococcus C conjugate vaccine sales to continue to fluctuate as public health authorities consider adoption of broad vaccination programs and competitive pressures continue to increase.

Collaborative agreement revenues   We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Collaborative agreement revenues for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 were consistent. Collaborative agreement revenues for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 decreased primarily due to $1.2 million in lower milestone payments related to an agreement to supply MENZB™ meningococcal B vaccine to the Ministry of Health in New Zealand.

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

Other revenues

Other revenues recognized in our vaccines segment primarily consist of grant revenues and contract manufacturing revenues and may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues.

Gross profit margin   Gross profit margin decreased for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 primarily due to (i) $14.0 million increase in idle facility costs as our Liverpool facility had limited FLUVIRIN® vaccine production during the three months ended June 30, 2005 due to FLUVIRIN® vaccine remediation activities and $8.0 million of FLUVIRIN® vaccine remediation costs charged to cost of sales and (ii) $15.0 million charge for the write-off of BEGRIVAC™ product inventory due to product sterility issues. Gross profit margin decreased for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 primarily due to (i) $24.0 million of FLUVIRIN® vaccine remediation costs and $27.0 million increase in idle facility costs as our Liverpool facility had limited FLUVIRIN® vaccine production during the six months ended June 30,

2005 due to FLUVIRIN® vaccine remediation activities and (ii) $15.0 million charge for the write-off of BEGRIVAC™ product inventory due to product sterility issues.

Vaccines gross profit margin does not include amortization expense of intangible assets from acquired developed products related to business combinations. Such amortization expense is included in the caption “amortization expense of intangible assets acquired in business combinations and asset purchases.”

Vaccines gross profit margin may fluctuate significantly in future periods due to product and customer mix, seasonality and ordering patterns, production yields, regulatory approvals and competitive pressures.

Research and development expenses   The increase in research and development expenses for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to $2.9 million from advancing our quadrivalent meningococcal vaccine candidate for serogroups A,C,W and Y. The increase in research and development expenses for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due $4.3 million from advancing our quadrivalent meningococcal vaccine candidate for serogroups A,C,W and Y, and $2.4 million from our flu cell culture development program. These increases were partially offset by the second quarter of 2004 divestiture of certain research and development operations, acquired in the acquisition of PowderJect. The divested operations included $4.2 million in research and development expenses for the six months ended June 30, 2004.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general, and administrative expenses   The increase in selling, general and administrative expenses for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was due to (i) $2.7 million from marketing activities focused on international markets, (ii)$2.2 million for corporate governance costs, (iii) $1.2 million for regulatory and legal costs and (iv) $1.6 million due to the movement in the Euro and British pound to U.S. dollar exchange rate. These increases were partially offset by a reduction of $2.1 million as a result of the planned divestiture of certain PowderJect operations in the second quarter 2004. The increase in selling, general and administrative expenses for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was due to (i) $2.7 million from marketing activities focused on international markets, (ii) $3.6 million due to the movement in the Euro and British pound to U.S. Dollar exchange rate, (iii) an additional $2.5 million from the establishment of sales and marketing operations in the U.S., (iv) $2.2 million for corporate governance costs and (v) $1.7 million for executive severance. These increases were partially offset by a reduction of $4.1 million as a result of the planned divestiture of certain PowderJect operations in the second quarter 2004 and $1.7 million from the recovery of bad debt.

Biopharmaceuticals

	Three Months Ended June 30,		Six Months Ended June 30,		$ Change		% Change
	2005	2004	2005	2004	Three Months	Six Months	Three Months	Six Months
	($ in 000’s, except percentages)
Product sales, net:
BETASERON® interferon beta-1b	$38,132	$31,626	$64,766	$61,762	$6,506	$3,004	20.6%	4.9%
TOBI® tobramycin	56,600	51,342	109,535	103,866	5,258	5,669	10.2%	5.5%
PROLEUKIN® aldesleukin	31,727	35,057	61,262	66,925	(3,330)	(5,663)	(9.5)%	(8.5)%
Other	5,770	8,896	15,960	20,867	(3,126)	(4,907)	(35.1)%	(23.5)%
	132,229	126,921	251,523	253,420	5,308	(1,897)	4.2%	(0.7)%
Collaborative agreement revenues	326	289	729	774	37	(45)	12.8%	(5.8)%
Royalty and license fee revenues	19,792	15,183	38,418	32,480	4,609	5,938	30.4%	18.3%
Other revenues	1,524	4,826	7,720	7,927	(3,302)	(207)	(68.4)%	(2.6)%
Total Biopharmaceutical revenues	$153,871	$147,219	$298,390	$294,601	$6,652	$3,789	4.5%	1.3%
Gross profit margin.	68%	74%	70%	75%
Research and development expenses	$65,542	$61,808	$133,271	$120,375	$3,734	$12,896	6.0%	10.7%
Selling, general and administrative expenses	$36,841	$33,248	$74,738	$65,174	$3,593	$9,564	10.8%	14.7%
Amortization expense	$6,251	$6,237	$12,515	$12,485	$14	$30	0.2%	0.2%

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

The increase in BETASERON® product sales for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 primarily related to (i) $1.9 million from inventory ordering patterns, (ii) $1.9 million from shipments to Berlex and (iii) $1.5 million from price increases. The increase in BETASERON® product sales for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 primarily related to (i) $2.1 million from price increases, (ii) $0.9 million from inventory ordering patterns and (iii) $0.8 million due to the benefit of the movement in the Euro to U.S. Dollar exchange rate. These increases were partially offset by $1.7 million from reduced shipments to Berlex.

TOBI® tobramycin solution for inhalation   We sell TOBI® solution directly in the U.S. and certain international markets. The increase in sales for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to (i) $5.0 million due to increased patient demand in both the United States and Europe, (ii) $1.4 million due to price increases and (iii) $0.8 million due to the benefit of the movement in the Euro to U.S. Dollar exchange rate. These increases were partially offset by $1.2 million reduction due to wholesaler ordering patterns. The increase in sales for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to (i) $6.3 million due to increased patient demand in both the United States and Europe, (ii) $4.3 million due to price increases and (iii) $1.6 million due to the benefit of the movement in the Euro to U.S. Dollar exchange rate. These increases were partially offset by $5.8 million reduction due to wholesaler ordering patterns.

PROLEUKIN® (aldesleukin)   The decrease in PROLEUKIN (aldesleukin) product sales for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to (i) $1.8 million due to a decrease in patient demand as a result of increased competition, (ii) $1.6 million for a government rebate adjustment and (iii) $1.2 million for wholesaler inventory ordering patterns. These decreases were partially offset by (i) $1.0 million for price increases and (ii) $0.4 million due to the benefit of the movement in the Euro to U.S. Dollar exchange rate. The decrease in PROLEUKIN (aldesleukin) product sales for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to (i) $3.7 million due to a decrease in patient demand as a result of increased competition, (ii) $2.4 million for wholesaler inventory ordering patterns and (iii) $1.6 million for a government rebate adjustment. These decreases were partially offset by (i) $1.8 million for price increases and (ii) $0.8 million due to the benefit of the movement in the Euro to U.S. Dollar exchange rate.

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

BETAFERON® interferon beta-1b   BETAFERON product royalties were $16.9 million and $11.6 million for the three months ended June 30, 2005 and 2004, respectively, and $32.4 million and $25.4 million for the six months ended June 30, 2005 and 2004, respectively.

The increase in BETAFERON® product royalties for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to (i) $1.2 million from price increases and (ii) $1.0 million from an increase in demand. The increase in BETAFERON® product royalties for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to (i) $2.3 million from an increase in demand and (ii) $1.7 million from price increases.

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

Other revenues

Contract manufacturing revenues   Our biopharmaceuticals segment recognized contract manufacturing revenues of $0.9 million and $4.7 million for the three months ended June 30, 2005 and 2004, respectively. Contract manufacturing revenues were $7.0 million and $7.5 million for the six months ended June 30, 2005 and 2004, respectively. The fluctuation resulted from the timing of contract manufacturing activities.

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

Gross profit margin   The decrease in gross profit margin for the three and six months ended June 30, 2005 as compared with the three and six months ended June 30, 2004 was primarily due to a planned increase in idle time for manufacturing facilities and ongoing process improvement efforts.

Biopharmaceutical gross profit margin does not include amortization expense of intangible assets from acquired developed products related to business combinations. Such amortization expense is included in the caption “amortization expense of intangible assets acquired in business combinations and asset purchases”.

Biopharmaceutical gross profit margin may fluctuate significantly in future periods due to production yields and increased cost to produce the BETASERON® pre-filled diluent syringe and as the biopharmaceutical product and customer mix changes.

Research and development expenses   The increase in research and development expenses for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to (i) $1.8 million for the progression of phase 1 clinical studies of our oncology compound CHIR-258, (ii) $1.2 million for development activities related to CUBICIN® (daptomycin for injection) for treatment of complicated skin and soft tissue infections and (iii) $4.4 million for other research and development activities, primarily related to early-stage oncology compounds. These increases are partially offset by (i) $2.0 million decrease in expenses related to the SILCAAT trial and (ii) $1.7 million for activities related to the development of tifacogin (Phase III clinical material production expenses were incurred in the second quarter of 2004 driving higher expenses in that quarter). The increase in research and development expenses for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to (i) $3.8 million for development activities related to CUBICIN® (daptomycin for injection) for treatment of complicated skin and soft tissue infections, (ii) $3.7 million for the progression of phase 1 clinical studies of our oncology compound CHIR-258, (iii) $2.9 million increase in expense related to the development of new processes and performance of test runs related to installed equipment of our existing manufacturing facilities to support the supply of BETAFERON® interferon beta-1b to Schering, (iv) $1.0 million for the progression of phase 1 clinical studies of our oncology compound CHIR-12.12 and (v) $8.2 million for other research and development activities, primarily related to early-stage oncology compounds. These increases are partially offset by (i) $3.9 million decrease in expenses related to the SILCAAT trial, as discussed below and (ii) $2.8 million decrease related to the discontinued development of tezacitabine in the first quarter of 2004 based on an analysis of the data from a Phase II trial in patients with gastro esophageal cancer.

In the fourth quarter 2002, we reached an agreement in principle to transfer responsibility for the SILCAAT trial, a Phase III study for recombinant human interleukin-2 (IL-2, aldesleukin), to the National Institutes Allergy and Infectious Disease (NIAID) and the University of Minnesota. Responsibility for the SILCAAT study was transferred to NIAID and University of Minnesota effective February 14, 2003. Under the agreement, we are obligated to fund a maximum of $18.0 million over the lifetime of the trial and to supply clinical materials and certain other support services of which $18.0 million has been paid through Decemeber 31, 2004.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general, and administrative expenses   The increase in selling, general and administrative expenses for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to $2.3 million for Daptomycin marketing activities in Europe and $0.9 million for other worldwide marketing activities. The increase in selling, general and administrative expenses for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to (i) $4.2 million for pre-launch costs for CUBICIN® (daptomycin for injection), (ii) $1.4 million for other worldwide marketing activities, (iii) $1.1 million of pre-launch costs for PULMINIQ™ (cyclosporine, USP) inhalation solution, (iv) $1.0 million for increased TOBI® sales and marketing activities and (v) $0.4 million due to movement in the Euro to U.S. Dollar exchange rate.

On July 14, 2005, we received an action letter from the FDA stating that the company’s New Drug Application (NDA) for PULMINIQ™ (cyclosporine, USP) inhalation solution is “approvable” but that an additional pre-approval study is required to confirm the efficacy of the drug. In the NDA for PULMINIQ™, Chiron is seeking an indication to increase survival and prevent chronic rejection in patients receiving allogeneic lung transplants, in combination with standard immunosuppressive therapy. We are evaluating possible next steps for PULMINIQ™.

Other

We view certain other revenues and expenses, particularly certain royalty and license fee revenues primarily related to HIV and HCV-related patents, and unallocated corporate expenses, as not belonging to any one reportable segment. As a result, we have aggregated these items into an “Other” segment.

	Three Months Ended June 30,		Six Months Ended June 30,		$ Change		% Change
	2005	2004	2005	2004	Three Months	Six Months	Three Months	Six Months
	($ in 000’s, except percentages)
Royalty and license fee revenues	$29,971	$23,721	$64,786	$42,132	$6,250	$22,654	26.3%	53.8%
Selling, general and administrative expenses	38,098	27,399	80,872	51,953	10,699	28,919	39.0%	55.7%
Interest expense	8,094	6,452	15,173	12,377	1,642	2,796	25.4%	22.6%
Interest and other income, net	26,298	19,809	47,745	35,883	6,489	11,862	32.8%	33.1%

Royalty and license fee revenues   Our other segment earns royalties on third party sales of, and license fees on, several products. The majority of royalty and license fee revenues relate to the use of our HCV and HIV-related patents for diagnostic testing purposes by various third parties.

Roche settlement   In October 2000, we entered into three license agreements with Roche and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for use of our HCV and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostics products. The third agreement relates to blood screening.

Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which becomes nonrefundable ratably through 2005. In the first quarter 2001, we began recognizing portions of the $45.0 million based upon the greater of (i) the scheduled quarterly minimum non-refundable amount or (ii) the actual earned credits as royalties on future sales related to Roche’s use of our HCV-related patent in its in vitro diagnostic products. The agreement also provides for royalties on future sales related to Roche’s use of our HCV-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001. Royalty revenues under the hepatitis C virus agreement decreased for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004, by $0.5 million and 3.1%. Royalty revenues under the hepatitis C virus agreement increased for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004, by $1.4 million and 5.0%.

The HIV agreement with Roche provides for royalties on future sales related to Roche’s use of our HIV-related patent in its in vitro diagnostic products, which commenced in the first quarter 2001 when the European Patent Office Board of Technical Appeals upheld our HIV-related patent. Royalty revenues recognized under this agreement increased by $5.3 million for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. Royalty revenues recognized under this agreement increased by $16.4 million for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. These increases are mainly due to a settlement agreement with Roche, described in more detail below, under which we recognized revenues for a portion of a nonrefundable royalty payment.

An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. The issuance of the patent triggered a milestone payment to us of $10.0 million from Roche, which was received in April 2003. As permitted under the terms of its licensing agreement, Roche decided to institute arbitration proceedings in regard to the application of the U.S. patent. We had deferred recognition of the $10.0 million milestone payment, interest, royalties received and royalties accrued under the patent until the resolution of this dispute. On September 10, 2004, we reached a settlement agreement with Roche. Under the terms of the settlement agreement, the milestone payment along with any royalties received prior to March 31, 2004 became non-refundable. Accordingly, during the third quarter 2004, we recognized $10.0 million in license fees and $21.8 million in royalties up until June 30, 2004, which had previously been deferred, of which $16.3 million has been recognized as revenue in our other segment and $5.5 million has been recognized as revenue in our blood testing segment. During the third quarter 2004, we also recognized $0.8 million in interest on the license fee. Also under the settlement agreement, in the first six months of 2005, we received a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0 million. The amount of the refund available decreases in increments over the quarters of 2005 and 2006. As such, Chiron expects to recognize $64.0 million of the payment as revenue during 2005 and 2006. The remaining $14.0 million is nonrefundable and was recognized as revenue in the third quarter 2004, of which, $9.3 million has been recognized as revenue in our other segment and $4.7 million has been recognized as revenue in our blood-testing segment. Currently, the applicable issued HCV-related patents expire in 2015 for the U.S. and in 2010 for Europe. Currently, the applicable issued HIV-related patent in Europe expires in 2005. For the three months ended June 30, 2005, we recognized $5.3 million of revenue for this settlement in our other segment and $2.7 million of revenue for this settlement in our blood-testing segment. For the six months ended June 30, 2005, we recognized $16.0 million of revenue for this settlement in our other segment and $8.0 million of revenue for this settlement in our blood-testing segment. Revenues earned from diagnostic products are included in our other segment and revenues earned from blood screening are included in our blood-testing segment.

Bayer   A cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer Corporation. Royalties increased for the three and six months ended June 30, 2005 as compared with the three and six months ended June 30, 2004 due to additional royalties of $1.8 million under our existing license agreement, as amended.

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

Selling, general, and administrative expenses   The increase in selling, general and administrative expenses for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 was primarily due to (i) $5.0 million of legal costs associated with the FLUVIRIN® vaccine-related developments discussed above under “Influenza Virus Vaccine Recent Events,” (ii) $2.6 million for corporate governance costs and (iii) $2.0 million in consulting expenses. These increases were partially offset by lower employee related expenses of $1.1 million. The increase in selling, general and administrative expenses for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 was primarily due to (i) $15.0 million of legal costs associated with the FLUVIRIN® vaccine-related developments discussed above under “Influenza Virus Vaccine Recent Events,” (ii) $4.2 million for corporate governance costs, (iii) $4.2 million in consulting expenses, (iv) $3.2 million in legal costs related to the defense of our patents and technology and (v) $2.6 million in employee related expenses. These increases were partially offset by lower facility costs of $3.2 million.

Interest expense   The increase in interest expense for the three and six months ended June 30, 2005 as compared with the three and six months ended June 30, 2004 primarily related to interest expense recognized on the $385.0 million convertible debentures that were issued on June 22, 2004 partially offset by the lower interest expense recognized on the Liquid Yield Option Notes (LYONs), the majority of which were put to us in June 2004. The $385.0 million convertible debentures incur interest at a higher rate than the LYONs.

Interest and other income, net   Interest and other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. We recognized interest income of $8.9 million and $5.8 million for the three months ended June 30, 2005 and 2004, respectively. We recognized interest income of $16.1 million and $10.9 million for the six months ended June 30, 2005 and 2004, respectively. These increases were due to higher interest rates in 2005 as compared with 2004.

We recognized gains of $14.0 million and $14.3 million for the three months ended June 30, 2005 and 2004, respectively, related to the sale of certain equity securities. We recognized gains of $28.6 million and $24.0 million for the six months ended June 30, 2005 and 2004, respectively, related to the sale of certain equity securities.

In the second quarter of 2005, we recognized a $6.0 million settlement regarding a dispute with one of our competitors regarding certain Chiron patents.

On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein’s gross profit, through 2003. We received $3.5 million for 2003 during the six months ended June 30, 2004.

Income taxes   The effective tax rate was 24.8% and 25.0% of pretax income (loss) from continuing operations for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

Discontinued operations   In a strategic effort to focus on our core businesses of blood-testing, vaccines and biopharmaceuticals, we completed the sale of Chiron Diagnostics to Bayer Corporation, or Bayer, in 1998.

In the second quarter of 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement, we recognized a tax benefit of approximately $12.5 million for the three and six months ended June 30, 2004.

Chiron and Bayer were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, we made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. We released previously established reserves deemed to be in excess following this settlement. This settlement resulted in a net gain of $12.8 million for the six months ended June 30, 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the cost resulting from all share-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued or on the fair value of liabilities incurred. Under SFAS 123(R), the fair-value-based method for recognition or disclosure of compensation expense will be applied using the modified prospective application transition method or the modified retrospective application transition method. We currently measure compensation expense for our stock-based employee compensation under the intrinsic method. We are currently evaluating transition methods, option valuation methodologies and assumptions in light of SFAS 123(R), and therefore cannot estimate the impact of our adoption at this time, although we expect that its adoption will have a material impact on our consolidated financial statements. Current option values determined using the Black-Scholes-Merton formula, used for purposes of proforma disclosure, may not be indicative of results from the valuation methodologies we finally adopt. The effective date of SFAS 123(R) is the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that delays the effective date of SFAS 123(R) for registrants, such as Chiron, that are not small business issuers. The SEC’s new rule allows calendar year non-small business issuers to implement SFAS 123(R) at the beginning of 2006, which makes SFAS 123(R) effective for Chiron in the first quarter of 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS No. 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through June 30, 2005, we have not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Presently we do not have any plan to repatriate earnings under the Act. Accordingly, we have made no change in our current intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries. If we repatriate these earnings, a one-time tax charge to our consolidated results of operations could occur. We will continue to evaluate the impact of this provision for the remainder of 2005.

Liquidity and Capital Resources

Our capital requirements have generally been funded by cash flow from operations, borrowings from commercial banks and issuance of convertible debt securities and common stock. Our cash, cash equivalents and investments in marketable debt securities, which totaled $1,019.3 million at June 30, 2005, are invested in a diversified portfolio of fixed income securities, including money market instruments, corporate notes and bonds, and government agency securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

The recent events regarding FLUVIRIN® vaccine, as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Influenza Virus Vaccines Recent Events”, will continue to impact our cash flow going forward. As we continue to implement our remediation plan, our efforts will entail additional cash payments, which will be material. The MHRA’s lifting of our license suspension is conditioned upon the understanding that our commitment to remediation will continue.

In addition, we have incurred and expect to continue to incur substantial expense relating to the investigation by the U.S. Attorney’s Office for the Southern District of New York, the Securities and Exchange Commission formal investigation and the shareholder class action and derivative private lawsuits and other claims arising out of or related to these developments regarding FLUVIRIN® vaccine. The results of any such investigations, proceedings or disputes could have a material adverse effect on our cash flow.

Our inability to supply FLUVIRIN® vaccine may also lead to loss of market share in the 2005-2006 influenza season and future seasons. Following the announcement of our FLUVIRIN® license suspension competitors announced plans to introduce influenza vaccine products in the United States and sought expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may choose to purchase influenza vaccine from other providers as their products become available in the United States. Delays in start-up procedures for ramping up to full production and normal manufacturing issues inherent in the complexity of influenza vaccine production, have adversely affected the amount of FLUVIRIN® vaccine that we are able to produce for the 2005-2006 influenza season and may result in further loss of market share. Loss of market share could have a material adverse effect on cash flow.

The recent events regarding BEGRIVAC™ vaccine, as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Influenza Virus Vaccines Recent Events”, will impact our cash flow going forward. We will be unable to supply any BEGRIVAC™ vaccine doses for the 2005-2006 influenza season, which will eliminate any cash flows we would receive from the sale of BEGRIVAC™ vaccine. Our inability to supply BEGRIVAC™ vaccine as planned to non-U.S. markets may also lead to loss of market share in future seasons. Loss of market share could have a material adverse effect on cash flow. In addition, while we are still in the process of assessing the appropriate steps for our Marburg plant, our remediation efforts could entail cash payments for additional capital and other expenditures, which could be material. If we suffer a permanent loss of BEGRIVAC™ influenza vaccine sales, it would have a material adverse effect on our cash flow.

In addition, certain distributors and other parties with whom we had contracted to supply influenza vaccine may make claims against us as a result of Chiron not supplying influenza vaccine. Any such claims may cause us to incur substantial expense and require significant time and attention from our management. The results of any such claims could have a material adverse effect on our cash flow.

For additional information concerning the risks we face as a result of these influenza vaccine developments, see “Factors That May Affect Future Results—Developments with respect to influenza vaccines over the past nine months will harm our business and results of operations.” For additional information on the U.S. Attorney’s investigation, SEC investigation, private lawsuits and other claims, see Part II, Item 1. “Legal Proceedings” of this Report on Form 10-Q.

Under the terms of the Investment Agreement between Novartis and Chiron, Novartis agreed to guarantee certain Chiron obligations up to a maximum of $702.5 million. Under this agreement, Novartis has guaranteed $100.0 million under a U.S. credit facility in which there were no borrowings outstanding at June 30, 2005 and $173.3 million from a lease commitment for a research and development facility in Emeryville, California.

We believe that our cash, cash equivalents and marketable debt securities, together with funds provided by operations and borrowing and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements including any cash needed for remediation efforts for our Liverpool plant and Marburg plant, cash utilized for our stock repurchase program and our current contractual obligations. In addition, we believe we could access additional funds from the debt and capital markets should the need arise. As noted above, if we suffer a permanent loss of FLUVIRIN® and/or BEGRIVAC™ influenza vaccine sales, whether through loss of regulatory approvals, market share or otherwise, it would have a material adverse effect on our cash flow.

Sources and uses of cash   We had cash and cash equivalents of $184.3 million and $595.0 million at June 30, 2005 and 2004, respectively.

Operating activities   For the six months ended June 30, 2005, net cash provided by operating activities was $94.7 million as compared with $74.7 million for the six months ended June 30, 2004. The increase in cash provided by operating activities was primarily due to a $78.0 million lump-sum payment received in lieu of royalties beyond January 1, 2005 as part of the Roche settlement reached on September 10, 2004. This increase was partially offset by costs associated with our remediation efforts for our Liverpool plant and legal costs related to the FLUVIRIN® vaccine developments discussed above.

Investing activities   For the six months ended June 30, 2005, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $499.3 million, capital expenditures of $97.8 million, issuance of notes receivable of $5.0 million, other uses of cash of $4.7 million, purchases of equity securities and interests in affiliated companies of $2.5 million and cash paid for acquisitions net of cash acquired of $2.1 million. Included in net cash paid for acquisitions was $1.9 million for previously accrued costs in connection with acquisition costs related to the acquisition of PowderJect and $0.2 million of cash paid for the acquisition of Sagres. Cash used in investing activities was offset by proceeds from maturities of investments in marketable debt securities of $318.1 million, proceeds from sales of investments in marketable debt securities of $141.4 million, and proceeds from the sale of equity securities and interests in affiliated companies of $17.9 million.

For the six months ended June 30, 2004, net cash provided by investing activities consisted of proceeds from sales of investments in marketable debt securities of $353.6 million, proceeds from maturities of investments in marketable debt securities of $154.5 million, proceeds from the sale of equity securities and interests in affiliated companies of $16.3 million and proceeds from notes receivable of $1.0 million. Cash provided by investing activities was offset by purchases of investments in marketable debt securities of $218.8 million, capital expenditures of $93.8 million, cash paid for acquisitions net of cash acquired of

$19.5 million which consists of $15.5 million of cash delivered on the divestiture of certain research operations in Madison, Wisconsin and Oxford, England and certain vaccines operations in Sweden and $4.0 million for previously accrued costs in connection with the acquisition of PowderJect, purchases of equity securities and interests in affiliated companies of $4.3 million and other uses of cash of $0.2 million.

Financing activities   For the six months ended June 30, 2005, net cash provided by financing activities consisted of $18.4 million of proceeds from the reissuance of treasury stock and $1.0 million of proceeds from the issuance of debt offset by $0.4 million for the repayment of debt and capital leases.

On March 10, 2005, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2005. From January 1, 2005 through June 30, 2005, no shares were repurchased.

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

Borrowing arrangements   Under a revolving, committed, uncollateralized credit agreement with a major financial institution, we can borrow up to $100.0 million. This credit facility is guaranteed by Novartis AG under a November 1994 Investment Agreement, provides various interest rate options and matures in February 2006. There were no borrowings outstanding under this credit facility at June 30, 2005 and December 31, 2004. In July 2003, we entered into a new six-year lease to rent a research and development facility in Emeryville, California. Under provisions of the November 1994 Investment Agreement, Novartis AG guaranteed payments on this lease commitment to a maximum of $173.3 million. In December 1999, Chiron and Novartis amended the November 1994 Investment Agreement to reduce the maximum amount of our obligations that Novartis would guarantee from $725.0 million to $702.5 million. Out of the maximum guarantee of $702.5 million, the credit agreement and lease discussed above have reduced the amount of our debt Novartis would be required to guarantee by $273.3 million. There remains $429.2 million of the guarantee available at June 30, 2005. The Novartis loan guarantee will expire on January 1, 2008 unless certain debt ratings are triggered which would extend the guarantee on a declining basis ratably over the subsequent three-year period.

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance sheet arrangements.

Factors That May Affect Future Results

As a global biopharmaceutical company, we are engaged in a rapidly evolving and often unpredictable business. The forward-looking statements contained in this Form 10-Q and in other periodic reports, press releases and other statements issued by us from time to time reflect our current beliefs and expectations concerning objectives, plans, strategies, future performance and other future events. The following discussion highlights some of the factors, many of which are beyond our control, which could cause actual results to differ materially.

Developments with respect to influenza vaccines over the past nine months will harm our business and results of operations.

In October 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, suspended our license to manufacture FLUVIRIN® at our Liverpool, U.K. facility. Subsequently, we received a warning letter from the Food and Drug Administration, or FDA, citing violations of good manufacturing practices. The FDA later informed us that implementation and effectiveness of our corrective actions and overall compliance would be evaluated in a subsequent inspection. As a result of the suspension of our license, we did not release any FLUVIRIN® vaccine during the 2004-2005 influenza season.

On March 2, 2005, the MHRA notified us that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN® vaccine, conditioned on the understanding that Chiron’s commitment to its remediation plan will continue and will be subject to further inspections by the MHRA. In July 2005, the FDA completed an on-site inspection of our Liverpool facility. Consistent with FDA process, at the conclusion of the on-site inspection, Chiron received a list of observations on a Form 483. Chiron expects to complete its response to these observations in early August 2005. If the FDA finds that we have failed to adequately address the matters discussed in its prior warning letter or any other serious violations, the FDA may modify our U.S. license in an adverse manner, take action that could result in imposition of fines, require temporary or permanent cessation of future selling of FLUVIRIN® vaccine or take other action that could reduce our ability to market FLUVIRIN® vaccine. In addition to the facility inspection, we will need to receive supplemental approvals for changes in our FLUVIRIN® vaccine from the MHRA and the FDA because of variations to our manufacturing process.

We received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN® vaccine and the suspension by the MHRA of our license. In February 2005, after having previously commenced an informal inquiry, the Securities and Exchange Commission, or SEC, notified us that it would commence a formal investigation into whether we or our employees violated any federal securities laws in connection with these developments regarding FLUVIRIN® vaccine, and Chiron subsequently received subpoenas from the SEC requesting production of certain documents relating to our Liverpool facility and FLUVIRIN® vaccine. We also received a voluntary request for information from the United States House of Representatives, Energy and Commerce Committee, Subcommittee on Oversight and Investigations requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office, the SEC staff and Congressional staff and additional interviews are anticipated. Additional investigations regarding these matters may arise.

In addition, we and certain of our officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN® vaccine, which are described below in Part II, Item 1, “Legal Proceedings”. Certain distributors and other parties with whom we had contracted to supply FLUVIRIN® vaccine are considering or have communicated claims against us as a result of our inability to supply FLUVIRIN® vaccine, and additional parties may do so in the future. On January 27, 2005, the U.S. Centers for Disease Control and Prevention, or CDC, terminated its contracts with Chiron for the supply of FLUVIRIN® vaccine for default on the basis of Chiron’s failure to supply such vaccine to the U.S. government for the 2004-2005 influenza season. The CDC has reserved the right to hold Chiron liable for any excess costs it may have incurred in replacing any FLUVIRIN® vaccine that Chiron failed to deliver and further has reserved all other remedies provided under the contract. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused us to incur substantial expense and have required significant time and attention from our management and will continue to do so in the future and could result in civil action and/or criminal proceedings against Chiron. The results of any such investigations, proceedings or disputes could have a material adverse effect on our consolidated financial position and results of operations and/or cash flow.

Although the MHRA has lifted its suspension of our license to manufacture FLUVIRIN® vaccine, we expect to incur additional expenses in connection with ongoing FLUVIRIN® vaccine matters, which could be material, including in connection with (1) our continuing remediation efforts at our Liverpool facility; and (2) responding to the U.S. Attorney for the Southern District of New York, the SEC, the United States House of Representatives, Energy and Commerce Committee, Subcommittee on Oversight and Investigations and the private lawsuits and other claims and investigations that exist or may arise.

For additional information on the U.S. Attorney’s investigation, SEC investigation, private lawsuits and other claims, see Part II, Item 1. “Legal Proceedings” of this report on Form 10-Q.

In July 2005, we reported that we would be unable to supply any BEGRIVAC™ vaccine doses for the 2005-2006 influenza season due to a product sterility issue and wrote off our existing product inventory resulting in a $15.0 million charge to cost of sales for the three and six months ended June 30, 2005. BEGRIVAC™ vaccine is manufactured at our facility in Marburg, Germany. Our inability to supply BEGRIVAC™ vaccine as planned to non-U.S. markets for the 2005-2006 influenza season or future seasons could have a material adverse affect on our business and results of operations. In addition, it is possible that distributors and other parties with whom we had contracted to supply influenza vaccine may make claims against us as a result of Chiron not supplying influenza vaccine. Any such claims may cause us to incur substantial expense and require significant time and attention from our management. The results of any such claims could have a material adverse effect on our consolidated financial position and results of operations and/or cash flow.

We did not release any FLUVIRIN® vaccine during the 2004-2005 influenza season. As a result, our results of operations for 2004 were materially adversely affected by these matters. In addition, we will not release any BEGRIVAC™ vaccine during the 2005-2006 influenza season. Additional issues with respect to influenza vaccines could cause us to have to recognize an impairment charge with respect to the goodwill, certain other intangible assets and property, including without limitation the Liverpool plant resulting from the PowderJect acquisition and the new influenza vaccines manufacturing facility under construction in Liverpool, which could have a material adverse effect on our results of operations.

Our inability to supply influenza vaccines may also lead to loss of market share in the 2005-2006 season and future seasons. Following the announcement of our FLUVIRIN® license suspension, competitors announced plans to introduce influenza vaccine products in the United States and sought expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may choose to purchase influenza vaccine from other providers as their products become available in the United States. Loss of market share in the United States or foreign markets could have a material adverse effect on our business and results of operations. Delays in start-up procedures for ramping up to full production and normal manufacturing issues inherent in the complexity of influenza vaccine production, have adversely affected the amount of FLUVIRIN® vaccine that we are able to produce for the 2005-2006 influenza season and may result in further loss of market share.

If we fail to obtain or maintain the regulatory approvals we need to market our products or substantial changes in the regulatory environment occur, our business may suffer.

We must obtain and maintain regulatory approval in order to market most of our products. Generally, these approvals are on a product-by-product and country-by-country basis. In the case of influenza vaccines, the failure to obtain or maintain our licenses, or delays imposed by regulatory actions, could lead to the loss of our entire inventory during any given season since each year’s vaccines are manufactured to meet specific strains of influenza. In the case of therapeutic products, a separate approval is required for each therapeutic indication. Product candidates that appear promising based on early, and even large-scale, clinical trials may not receive regulatory approval. Furthermore, the results of clinical trials often are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for additional pre-marketing or post-marketing studies. In addition, regulations may be amended from time to time. Revised regulations may require us to reformulate products on a country or regional basis, obtain additional regulatory approvals, or accept additional risks that our products will not maintain market acceptance or be eligible for third party insurance coverage. Increased regulatory scrutiny and restrictions regarding marketing practices for products that are subject to government reimbursement may impact the sales of such products. There is no guarantee that we will be able to meet conditions to obtain or maintain regulatory approval or to satisfy new regulatory requirements and may suffer a loss of revenue as a result.

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

An important part of our business strategy depends upon collaborations with third parties, including research collaborations and joint efforts to develop, commercialize new products and manufacture, market and distribute existing products. As circumstances change, Chiron and our strategic partners may develop conflicting priorities or other conflicts of interest or decide not to extend existing collaborations. We may experience significant delays and incur significant expenses in resolving these conflicts and may not be able to resolve these matters on acceptable terms. Even without conflicts of interest, we may disagree with our strategic partners as to how best to realize the value associated with a current product or a product in development. In some cases, the strategic partner may have responsibility for formulating and implementing key strategic or operational plans. In addition, merger and acquisition activity within the pharmaceutical and biotechnology industries may affect our strategic partners, causing them to reprioritize their efforts related to the research collaborations and other joint efforts with us. Decisions by corporate partners on key clinical, regulatory, marketing (including pricing), inventory management and other issues may prevent successful commercialization of the product or otherwise impact our profitability.

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

In connection with the production of our influenza vaccine products, we must purchase large quantities of chicken eggs. For FLUVIRIN® vaccine, we purchase those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, we have agreed to make specified purchases from that supplier through 2009, subject to our right to terminate this agreement earlier upon payment of a termination fee. If our supplier were to fail to supply eggs in sufficient quantities or quality, including as a result of any health or other issues related to the chickens, our business would be materially adversely affected.

We are a key provider for the blood screening field of nucleic acid testing and immunodiagnostics. In nucleic acid testing, we rely on our collaborative partner, Gen-Probe, to manufacture the West Nile virus assay, currently in use on an investigational-use basis in the U.S. and the PROCLEIX® HIV-1/ HCV and PROCLEIX® ULTRIO™ Assays. We currently source the related instrument system from third party suppliers. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription-Mediated Amplification technology. In immunodiagnostics, under the Ortho-Clinical Diagnostics, Inc. contract, we manufacture bulk reagents and antigens and confirmatory test kits sold in the clinical diagnostics and blood screening fields. While we and our partners work to mitigate the risks associated with being a key provider, there can be no assurance that our partner, Gen-Probe, will be able to provide sufficient quantities of the West Nile virus assay, PROCLEIX® HIV-1/HCV and PROCLEIX® ULTRIO™ Assays or that we will be able to manufacture sufficient bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. Our difficulties or delays or those of our partners’

could cause a public health concern for the blood supply, as well as increase costs and cause loss of revenue or market share.

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

Sales of our products and profitability may be adversely affected by pricing policies and applicable laws and the availability and amount of reimbursement from third parties, such as the government and insurance companies.

In the U.S., Europe and other significant markets, sales of our products and our profitability may be affected by the pricing policies and applicable laws of, and the availability and amount of reimbursement from, the government or other third parties, such as insurance companies. It is difficult to predict the pricing and reimbursement status of newly approved, novel biotechnology products, and it may be challenging to meet the current pricing and reimbursement policies for existing products, which may be complex, subject to change and limit our revenues. In certain foreign markets, governments have issued more extensive regulations relating to the pricing and profitability of pharmaceutical companies, which can be expected to limit our revenues from certain products. There have been proposals in the U.S. (at both the federal and state level) to implement such controls. If the United States Congress enacts legislative proposals addressing parallel importation currently being deliberated, revenues from certain products may be affected further by this change in U.S. policy. The growth of managed care in the U.S. also has placed pressure on the pricing of healthcare products. These pressures can be expected to continue.

If we market products in a manner that violates state, federal or foreign laws that govern pharmaceuticals and health care products, including FDA, FTC, and health care fraud and abuse laws, we may be subject to civil or criminal penalties, including the potential for exclusion from federal, state and foreign programs.

The federal laws and regulations administered by the FDA and FTC place restrictions on the promotion of medical products. FDA law and regulations prohibit the marketing and promotion of unapproved drug and device products and unapproved uses of approved drug and device products. FTC and FDA also place restrictions on the promotion of approved drugs and devices to ensure that marketing material is not false or misleading. In addition to these restrictions on the marketing of pharmaceutical products without regulatory approval, other types of state and federal health care fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the healthcare industry, and to otherwise determine the eligibility of pharmaceutical manufacturers to have their products reimbursed by Medicare, Medicaid, and other federal and state programs. These laws include anti-kickback statutes, false claims statutes, and others. In addition, the foreign business operations of Chiron are impacted by certain United States laws and regulations. These include prohibitions on payments to foreign officials and restrictions on exports to certain foreign nations or commerce with certain debarred parties. Likewise, various foreign laws may restrict the manner in which healthcare products are marketed in other countries.

The federal anti-kickback statute prohibits, among other things, knowingly offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, ordering, recommending, or arranging for the purchase, order, or lease of any health care item reimbursable under Medicare, Medicaid, or other federally funded health care programs. This statute has been interpreted broadly to apply to arrangements between drug manufacturers on one hand and prescribers, purchasers, pharmacies, Group Purchasing Organizations, and pharmacy benefit and formulary managers on the other, along with such indirect purchasers as health plans. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain activities from prosecution, the exemptions and safe harbors are drawn narrowly. Activities that fall outside of a safe harbor are not necessarily illegal, but practices that involve direct or indirect remuneration intended to induce prescribing, purchasing, or recommending of products may be subject to governmental scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws generally prohibit a person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other health care companies have been subject to investigative and enforcement activity under these laws, including qui tam suits filed by “whistleblowers,” for a variety of alleged inappropriate promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product; engaging in “off-label” promotion that caused claims to be submitted to federal and state programs for non-covered off-label uses; and submitting inflated “best price” and otherwise incorrect pricing data for Medicaid rebate or other price reporting purposes. In some cases, the manufacturers have been alleged to have aided and abetted in the submission of false claims.

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

•       Amortization expenses related to other intangible assets; and

•       Impairment of the value of tangible and intangible assets resulting from management’s decision to discontinue a line of business or product previously acquired by Chiron or from changes in business conditions.

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

As of June 30, 2005, our total debt including current portion, was $939.6 million. Our level of debt could restrict our operations and make it more difficult for us to satisfy our obligations under the 2033 and the 2034 convertible debentures (the “debentures”). Among other things, our level of debt may:

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

Our relationship with Novartis AG could limit our ability to enter into transactions or pursue opportunities in conflict with Novartis and could cause the price of our common stock to decline.

We have an alliance with Novartis AG, a life sciences company headquartered in Basel, Switzerland. Under a series of agreements between Chiron and Novartis, and as a result of subsequent stock issuances by Chiron, Novartis’ ownership interest in Chiron was approximately 42% as of June 30, 2005. The governance agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron’s certificate of incorporation or by-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis’ request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock.

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

•       Impact from the recent influenza vaccines developments;

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Market risk management   Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, changes in interest rates and changes in the fair value of equity securities held for sale. We attempt to limit our exposure to some or all of these market risks through the use of various financial and derivative instruments. During the first six months of 2005, we added a new hedging instrument to our foreign currency hedging strategy. We purchased $54.4 million of British Pound denominated fixed-income securities to create a natural hedge against a portion of our British Pound currency exposures. We manage our exposures to market risks as discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our annual Report on Form 10-K for the year ended December 31, 2004.

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

The first material weakness pertains to both the design and operating effectiveness of controls relating to revenue recognition at our vaccines subsidiary in Germany. Specifically, controls pertaining to the communication and evaluation of any special terms and other actions of the sales organization affecting revenue recognition were not effective. As a result, on March 8, 2005, the Audit Committee of the Board of Directors, following discussion with and upon the recommendation of management and following discussion with Chiron’s independent auditors, concluded that the previously issued financial statements for the second and third quarters of 2004 should be restated to correct certain errors contained therein and should not be relied upon. The identified errors affected product revenue, cost of goods sold, accounts receivable, and unearned revenue for the Company’s vaccines segment. In addition to the restatement of the financial statements for the second and third quarters of 2004, adjustments were recorded in the consolidated financial statements for year ended December 31, 2004 to correct the identified errors.

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

During the first and second quarters of fiscal year 2005, and in connection with the preparation of our condensed consolidated financial statements for the quarters ended March 31 and June 30, 2005, as applicable, we designed and implemented additional controls and procedures relating to revenue recognition at our vaccines subsidiary in Germany to address the first material weakness identified above. Such additional controls and procedures included, among others:

•       During the first quarter, providing our sales force with training regarding the applicable accounting principles and procedures for the communication of special terms and conditions and the impact of their activities on our revenue recognition; and

•       During the first and second quarters, review of a significant sample of supporting sales documentation, including customer agreements, to identify sales transactions with special terms and conditions to determine that the sales were recognized in accordance with applicable accounting principles

In addition, during the first and second quarters of 2005, and in connection with the preparation of our condensed consolidated financial statements for the quarters ended March 31 and June 30, 2005, as applicable, we designed and implemented additional controls and procedures relating to the timely recording of legal services invoices payable and estimating the accrual for unbilled legal services to address the third material weakness identified above. Such additional controls and procedures included, among others:

•       Designing of new procedures for invoice processing and procedures for the accrual of unbilled services and communication of the new procedures to individuals integral to the process; and

•       During the first quarter, completion of training and awareness workshops relating to the new processes

In addition, we have established a remediation plan to address the ineffective controls related to the annual tax provision process. The remediation plan includes additional controls and revisions to the tax provision process, the implementation of new analytical tools in order to enhance the analysis and calculation of the tax provision and additional training of personnel responsible for the tax provision process.

PART II

Item 1. Legal Proceedings

We are party to certain lawsuits and legal proceedings, which are described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2004. The following is a description of material developments during the period covered by this Quarterly Report and certain other events and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Average Wholesale Price Litigation

In June 2005, the City of New York and several New York State counties filed a complaint in the In Re Pharmaceutical Industry Average Wholesale Price Litigation in the United States District Court for the District of Massachusetts against numerous biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products reimbursed by Medicaid, including TOBI®, Proleukin®, and certain generic oncology drugs sold by the Cetus-Ben Venue Therapeutics partnership. Plaintiffs allege that defendants violated federal and state laws regarding Medicaid fraud, and state laws regarding social services fraud, health regulations, breach of contract, unfair trade practices, and unjust enrichment, and seek declaratory relief, as well as compensatory and punitive damages.

It is not known when or on what basis this matter will be resolved.

FLUVIRIN® influenza virus vaccine

For a discussion of developments related to FLUVIRIN® influenza virus vaccine, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors That May Affect Future Results.”

A.   FLUVIRIN® vaccine Securities Class Actions

Between October 2004 and December 2004, five securities class action lawsuits were filed against Chiron and certain Chiron officers on behalf of purchasers of Chiron securities for class periods ranging from July 23, 2003 through October 13, 2004. Four of the suits were filed in the United States District Court for the Northern District of California. One action, although originally filed in the United States District Court for the Eastern District of Pennsylvania, was later transferred to the United States District Court for the Northern District of California. In March 2005, the Court named lead counsel and plaintiff, and in April 2005, lead plaintiff filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants violated certain provisions of the federal securities laws by making false and misleading statements from July 23, 2003 through October 5, 2004 concerning the amount of FLUVIRIN® vaccine Chiron projected to produce and Chiron’s historical and forecasted financial results, and seeks unspecified monetary damages and other relief from all defendants. The trial is scheduled to begin on May 1, 2006.

B.   FLUVIRIN® vaccine Shareholder Derivative Actions

Between October 2004 and November 2004, six shareholder derivative complaints were filed in the Superior Court of the State of California for the County of Alameda, naming Chiron as a nominal party and naming certain current and former Chiron officers and directors and Novartis AG as defendants in connection with the suspension of Chiron’s license to manufacture FLUVIRIN® vaccine. One complaint also named Chiron as a defendant and sought relief from Chiron, including an equitable accounting. In December 2004, the six derivative actions were consolidated for discovery and trial under the caption In re

Chiron Corporation Derivative Litigation (the “Derivative Action”). In February 2005, lead plaintiff filed a consolidated complaint, and in May 2005 filed an amended consolidated complaint alleging that defendants are liable for breach of their fiduciary duties of loyalty and care and other duties allegedly owed to Chiron in connection with Chiron’s acquisition of its Liverpool, England facility and the British regulatory agency’s decision to suspend temporarily Chiron’s license to manufacture FLUVIRIN® vaccine at the Liverpool facility, and seeking unspecified monetary damages and other relief from all defendants. The complaints did not seek any affirmative relief from Chiron. In July 2005, the Court granted without prejudice Chiron’s and Novartis’ motions to dismiss the amended consolidated complaint based on three agreements entered in 1994 between Chiron and Novartis, all of which contain mandatory forum selection clauses requiring that any claims arising out of or relating to the agreements must be adjudicated in Delaware. Regarding the directors and officers, the Court also dismissed those claims implicated by the 1994 agreements, and stayed the remaining claims pending resolution of the action it is anticipated plaintiffs will file in Delaware.

It is not known when or on what basis these matters will be resolved.

Investigation of Employees of Italian Subsidiary

Two sales employees of an indirect wholly owned Italian subsidiary of Chiron are the subject of an investigation by Italian authorities in Genoa, Italy in connection with a larger investigation into the purchasing activities of a Genoa hospital and alleged undue influence by the sales employees in the bidding process for the supply of blood testing products to the hospital. In August 2004, the hospital awarded Chiron a contract for the supply of blood testing products. Italian authorities are also conducting an investigation in Milan, Italy concerning alleged corruption and undue influence by one sales employee also implicated in the Genoa investigation. In connection with the Genoa investigation, authorities placed one employee under house arrest, but the employee has since been released. At this time, we are not aware of any investigation of Chiron with respect to these matters. However, no assurance can be given that Chiron will not become the subject of criminal or civil charges, fines or penalties, or incur other damages or costs, in connection with these matters.

It is not known when or on what basis these matters will be resolved.

Senate Finance Committee Information Request

On June 9, 2005, we received a voluntary request for information from the U.S. Senate Committee on Finance (the “Committee”) in connection with the Committee’s review of issues relating to the Medicare and Medicaid programs’ coverage of prescription drug benefits. The Committee requested information from us as to our practices regarding educational grants. We understand that the Committee has directed similar requests to other pharmaceutical companies. We are cooperating with the Committee’s information request.

It is not known when or on what basis these matters will be resolved.

Sorin Biomedica/Snia

In January 2002, Chiron filed a complaint against Snia in the Court of Milan asserting that Snia’s manufacture and sale of certain hepatitis C virus immunodiagnostics in Italy infringe the ‘931 patent. Chiron sought a declaration of infringement based on the ‘931 patent, as well as damages. In July 2005, the Court rejected Chiron’s claims. This judgment is subject to appeal.

It is not known when or on what basis these matters will be resolved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Our Board of Directors authorized the repurchase of our common stock on the open market to offset the dilution associated with the issuance of new shares under the stock option and stock purchase plans and the granting of share rights. On March 10, 2005, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2005. There were no stock repurchases in the second quarter of 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)          Chiron held its Annual Meeting of Stockholders on May 25, 2005.

(b)         Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)          The two matters voted upon at the meeting were: (i) election of four directors to hold office for the term indicated below; and (ii) ratification of the appointment of Ernst & Young LLP as Chiron’s registered public accounting firm for the year ending December 31, 2005. The four directors, Mr. Lewis W. Coleman, Mr. J. Richard Fredericks, Dr. Paul L. Herrling and Mr. Howard H. Pien, were serving as directors and were nominated for election to the Board for a three-year term until Chiron’s Annual Meeting of Stockholders in the year 2008.

(i)             The following votes were cast for or were withheld with respect to each of the nominees for director:

DIRECTORS	FOR	WITHHELD
Class of 2008
Lewis W. Coleman	171,949,869	4,642,568
J. Richard Fredericks	169,138,588	7,453,849
Paul L. Herrling	171,996,686	4,595,751
Howard H. Pien	173,130,658	3,461,779

All nominees were declared to have been elected as directors to hold their respective offices until the Annual Meeting of Stockholders in the year 2008 as noted above. No abstentions or broker non-votes were cast for the election of directors.

The following directors continue in office after Chiron’s Annual Meeting of Stockholders held on May 25, 2005: Raymund Breu, Denise M. O’Leary and Pieter J. Strijkert until the Annual Meeting of Stockholders in the year 2006; and Vaughn D. Bryson, Pierre E. Douaze and Edward E. Penhoet until the Annual Meeting of Stockholders in the year 2007.

(ii)         With respect to the proposal to ratify the appointment of Ernst & Young LLP as Chiron’s independent registered public accounting firm, 175,617,959 votes were cast for the proposal, 190,915 votes were cast against the proposal, and 783,563 votes abstained. No broker non-votes were cast in connection with the proposal. The selection of Ernst & Young LLP as Chiron’s independent registered public accounting firm for the year ending December 31, 2005 was declared to have been ratified.

Item 5. Other Information

None.

Item 6. Exhibits.

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

June 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chiron has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIRON CORPORATION
DATE: August 4, 2005
	BY:	/s/ HOWARD H. PIEN
Howard H. Pien
Chief Executive Officer
DATE: August 4, 2005
	BY:	/s/ DAVID V. SMITH
David V. Smith
Vice President and Chief Financial Officer