Form 10-K
period 2005-12-31
CHIRON CORP
filed 2006-03-16
CIK 706539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to

Commission File Number: 0-12798

CHIRON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2754624
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
4560 Horton Street, Emeryville, California	94608
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (510) 655-8730

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Warrant to Purchase Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☒   No: ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐   No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒   No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐   No: ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 30, 2005 as reported on the NASDAQ National Market, was approximately $2.9 billion. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding Common Stock at June 30, 2005 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of January 31, 2006 was $3.4 billion. The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2006:

Title of Class	Number of shares
Common Stock, $0.01 par value	197,154,517

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on June 22, 2006 are incorporated by reference into Part III of this Report.

PART I

ITEM 1.                BUSINESS

Our Policy on Forward-Looking Statements

This 10-K contains forward-looking statements regarding our expectations, hopes or intentions regarding the future, including statements relating to sales growth, product development initiatives, regulatory approval, new product marketing, acquisitions, litigation, competition, and licensing activities that involve risks and uncertainties and are subject to change. The forward-looking statements contained in this 10-K reflect our current expectations on the date of this 10-K. Actual results, performance or outcomes may differ materially from current expectations. Our actual performance may differ from current expectations due to many factors, including additional adverse developments resulting from the suspension from October 5, 2004 through March 2, 2005 of Chiron’s UK license to manufacture FLUVIRIN® influenza virus vaccine, the announcement of such suspension and the litigation and investigations relating to these matters, the outcome of clinical trials, regulatory review and approvals, remediation activities, manufacturing capabilities, intellectual property protections and defenses, stock price volatility and marketing effectiveness. In particular there can be no assurance that we will increase sales of existing products, successfully develop and receive approval to market new products, or achieve market acceptance for such new products. No assurances can be given that the transaction contemplated by the merger agreement with Novartis AG will be consummated. In addition, we may engage in business opportunities, the successful completion of which is subject to certain risks, including approval by Novartis, other stockholders, regulatory approvals and the integration of operations. We have discussed the important factors that we believe could cause actual results to differ from what is expressed in the forward-looking statements, in Part II, Item 7, of this 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Factors That May Affect Future Results.” We do not undertake an obligation to update the forward-looking information contained in this 10-K.

Overview

We are a global biopharmaceutical company that participates in three healthcare markets: blood testing, vaccines, and biopharmaceuticals. Our revenues, which totaled $1.9 billion in 2005, consist of product sales, revenues from a joint business contractual arrangement, collaborative agreement revenues, royalty and license fee revenues and other revenues, primarily consisting of contract manufacturing and grant revenues. Our research and development efforts are focused on developing products for oncology and infectious and pulmonary disease.

Blood Testing

Our Blood Testing segment is dedicated to improving blood safety through the development and sale of novel blood-screening assays and equipment that protect the world’s blood supply. Our Blood Testing segment, which reported total revenues of $555.7 million in 2005, is a world leader in nucleic acid testing, or NAT, blood screening with a leading position in the U.S, and a strong presence in Europe and Asia. The segment also generates revenues from a joint business contractual arrangement, a collaboration agreement, royalties and license fees.

Our Blood Testing segment consists of two separate collaborations: an alliance with Gen-Probe Incorporated (Gen-Probe) for NAT products, and a joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc. (Ortho-Clinical Diagnostics) for immunodiagnostic products. Our collaboration with Gen-Probe was formed in 1998 and focuses on developing and commercializing NAT products to screen donated blood, plasma, organs and tissue for viral infection. We sell the collaboration’s assays and instruments to blood banks under the PROCLEIX® brand name. Our joint business contractual arrangement with Ortho-Clinical Diagnostics was formed in 1989 to develop and sell immunodiagnostic tests to detect retroviruses and hepatitis viruses in blood. Ortho-Clinical Diagnostics manufactures and sells the assays and instrument systems. Chiron shares equally in the profit of the contractual arrangement. Our Blood Testing segment also earns royalties and license fees from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets.

Research and development is focused on programs to improve blood safety, including the development of an enzyme conversion system that converts groups A, B and AB red blood cells to enzyme-converted universal blood group O, and the development of a blood-screening assay for variant Creutzfeldt-Jakob disease (vCJD).

Vaccines

Our vaccines segment is the fifth largest vaccines business in the world with total revenues of $602.1 million in 2005. We offer approximately 20 pediatric and adult vaccines including influenza, meningococcal, travel and pediatric vaccines. These vaccines have protected millions of people globally from potentially fatal diseases such as influenza, polio, rabies and meningococcal disease. We market our vaccines primarily in the United States, Germany, Italy and the United Kingdom.

Our heritage in vaccines is traced to the three European manufacturers we acquired over the past two decades, all of which were originally founded 100 or more years ago: Italy-based Sclavo was acquired in 1992, Germany-based Behring was acquired in 1998 and United Kingdom-based PowderJect Pharmaceutical plc, or PowderJect, was acquired in July 2003. We acquired FLUVIRIN® influenza virus vaccine as part of our acquisition of PowderJect.

Our vaccines segment research and development is focused on developing next generation influenza manufacturing capability, including our cell culture derived influenza vaccine, developing new vaccines for pandemic preparedness, and broadening our meningococcal franchise.

Biopharmaceuticals

Our biopharmaceuticals segment researches, develops, manufactures and markets a range of therapeutic products for cancer and infectious and pulmonary disease. The biopharmaceutical segment, which includes both product sales and royalties, reported total revenues of $629.0 million for the year 2005. Our marketed products include TOBI® tobramycin solution for inhalation, USP for pseudomonal lung infections in cystic fibrosis patients; PROLEUKIN® (aldesleukin) for injection for metastatic melanoma and renal cell carcinoma; and BETASERON® (interferon beta-1b) for subcutaneous injection for multiple sclerosis. In January 2006, the European Commission granted marketing approval to Chiron for CUBICIN® (daptomycin), a first-in-class IV antibiotic, adding another commercial product to our portfolio. The marketing approval was granted in the 25 member states of the European Union, Iceland, Liechtenstein and Norway. Under the approval, CUBICIN® is indicated for the treatment of complicated skin and soft-tissue infections (cSSTI) caused by Gram-positive bacteria. Research and development efforts are focused in the areas of oncology and infectious and pulmonary disease including the development of tobramycin inhalation powder, or TIP, a new tobramycin product with an enhanced method of delivery and the clinical advancement of tifacogin for the treatment of severe community-acquired pneumonia. Our oncology pipeline includes CHIR-258, a growth factor kinase inhibitor, CHIR-12.12, an anti CD-40 monoclonal antibody and CHIR-265, a Raf kinase inhibitor.

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

Assays developed with Gen-Probe, and their status in the United States and the rest of world include:

	U.S.	Ex-U.S.
PROCLEIX® HIV-1/HCV Assay	Marketed	Marketed
PROCLEIX® WNV Assay
(West Nile Virus)	Marketed	N/A
PROCLEIX® ULTRIO® Assay
(HIV-1, HCV, and HBV)	Biologics License Application filed	Marketed

The PROCLEIX® HIV-1/HCV Assay is a NAT product that was co-developed with Gen-Probe for the simultaneous detection of HIV-1 and hepatitis C virus (HCV) in plasma, whole blood, organs and tissue donations. The global need for HIV-1 and HCV testing continues to increase. Last year, approximately 5 million people acquired HIV, bringing the number of people in the world living with HIV to 39 million, the highest level ever. Annually, approximately 3 million people die from AIDS, the disease caused by HIV infection. HCV is a major cause of acute hepatitis and chronic liver disease, including cirrhosis and liver cancer. Globally, an estimated 170 million persons are chronically infected with HCV and 3 to 4 million persons are newly infected each year. The major causes of HCV infection worldwide are use of unscreened blood transfusions, and re-use of needles and syringes that have not been adequately sterilized. The PROCLEIX® HIV-1/HCV Assay received FDA approval in February 2002 and CE (Conformité Européenne) Mark in Europe in January 2003 for use on the semi-automated PROCLEIX® System. The PROCLEIX® HIV-1/HCV Assay and System are commercially available in the United States and throughout Europe, Asia, Australia and New Zealand and are under evaluation in Latin America and several Asian countries.

The PROCLEIX® ULTRIO® Assay is a premium NAT product offering that adds the direct detection of hepatitis B virus (HBV) to the approved PROCLEIX® HIV-1/HCV Assay, allowing for three results to be obtained in the same amount of time using the same instrumentation. Over 350 million people worldwide are chronic carriers of HBV, with over 2 billion infected. HBV is the leading cause of liver cancer in the world and is at its highest prevalence in Southeast Asia, Southern Europe, India and Africa. The PROCLEIX® ULTRIO® Assay received CE Mark Registration in Europe on the semi-automated PROCLEIX® System in January 2004 and on the fully automated, high-throughput PROCLEIX® TIGRIS® System in December 2004. We filed a Biologics License Application (BLA) in September 2004 in the United States for use of the PROCLEIX® ULTRIO® Assay on the PROCLEIX®  System and the PROCLEIX® TIGRIS® System. On October 3, 2005, the FDA notified Gen-Probe that it considers the PROCLEIX® TIGRIS® System “not substantially equivalent’’ to the PROCLEIX® System for screening donated blood with the PROCLEIX® ULTRIO® Assay. Gen-Probe expects to file an amended BLA to respond to the FDA’s questions contained in this complete review letter.

The PROCLEIX® WNV (West Nile Virus) Assay, a NAT product co-developed with Gen-Probe for the detection of WNV in plasma, whole blood, organs and tissue has been available for sale in the United States, under an Investigational New Drug, or IND, protocol and labeled For Investigational Use Only since June 2003. In December 2005, we received marketing approval for the PROCLEIX® WNV Assay on the semi-automated PROCLEIX® System. Since testing began under the IND application through December 2005, the PROCLEIX® WNV Assay has detected more than 1,500 West Nile virus contaminated units of donated blood, potentially preventing over 4,500 transfusion transmissions of the virus. The current market for this product is North America (the United States & Canada), although European and Latin American medical authorities have expressed interest in conducting epidemiological studies.

In addition to assays, we also sell equipment under the Gen-Probe collaboration. Blood Testing equipment includes:

•       PROCLEIX® System;

•       PROCLEIX® TIGRIS® System; and

•       PROCLEIX® OPTIVA™ System

The PROCLEIX® System is a semi-automated instrument platform that is manufactured by Gen-Probe and marketed by Chiron and which has been commercially available since receiving FDA clearance in February 2002. The PROCLEIX® OPTIVA™ System, is a set of modular components that automate several of the steps performed manually with the PROCLEIX® System. A portion of the PROCLEIX® OPTIVA™ System, the Front-End Pipetor (FEP), received European CE Marking in June 2004. Another component, the PROCLEIX® OPTIVA™ Reagent Addition Station (RAS), received CE Marking in April 2005. The PROCLEIX® TIGRIS® System, a next generation, fully automated, high-throughput instrument platform, was launched in Europe in December 2004. It is also available under IND for use with the PROCLEIX® WNV Assay in the United States. The PROCLEIX® TIGRIS® System is manufactured for Gen-Probe and marketed by Chiron. By increasing throughput and automation, the PROCLEIX® TIGRIS® System is designed to allow smaller pool sizes and to enable individual donor testing (IDT) on a large scale, which is important for the detection of diseases with low viremic levels such as West Nile Virus and hepatitis B.

Through its joint business contractual arrangement with us, Ortho-Clinical Diagnostics sells a full line of immunodiagnostic tests for hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data collection. We manufacture, and perform research on, viral antigens used by Ortho-Clinical Diagnostics to manufacture immunodiagnostic testing assays and supplemental hepatitis and HIV tests. Ortho-Clinical Diagnostics manufactures and sells the assays and instrument systems. Commercial products sold under the joint business contractual arrangement include RIBA® tests, which are immunodiagnostic supplemental confirmatory tests for HIV and HCV developed and manufactured by us, and a line of immunodiagnostics screening tests for infectious diseases. We share equally in the pretax operating earnings generated under the contractual arrangement. The joint business contractual arrangement holds the immunodiagnostic rights to our hepatitis and retrovirus patents and receives royalties from hepatitis C virus and HIV tests sold by Abbott Laboratories, Inc. and from hepatitis C virus tests sold by Bio-Rad Laboratories, Inc. and certain other licensees.

Sales of nucleic acid testing products accounted for 14%, 14% and 11% of our consolidated total revenues in 2005, 2004 and 2003, respectively. Revenues related to our arrangement with Ortho-Clinical Diagnostics, including the joint business contractual arrangement, accounted for approximately 9%, 9% and 8% of our consolidated total revenues in 2005, 2004 and 2003, respectively.

Vaccines

Our vaccines segment offers approximately 20 influenza, meningococcal, travel, and pediatric and other vaccines. In our influenza franchise, our established brands include FLUVIRIN® vaccine, AGRIPPAL® vaccine, BEGRIVAC™ vaccine, and FLUAD® vaccine. Influenza, a contagious disease caused by the influenza virus, affects the respiratory tract, and can cause mild to severe illness, and sometimes death. Each year in the United States, on average 5% to 20% of the population get influenza, more than 200,000 people are hospitalized from influenza complications, and about 36,000 people die.

In July 2003, we acquired United Kingdom based PowderJect and commenced sales of FLUVIRIN® vaccine, a trivalent influenza vaccine. The vast majority of FLUVIRIN® vaccine production has been supplied to the U.S. market.

We manufacture AGRIPPAL® S1 and BEGRIVAC™ trivalent influenza vaccines and FLUAD® MF59 adjuvanted influenza vaccine in our Italian and German facilities and market them outside of the United States, largely in Europe. In 2005, we also distributed ENZIRA® influenza virus vaccine in the United Kingdom. ENZIRA® vaccine is manufactured by CSL Ltd. In July 2005, Chiron reported that it would be unable to supply any BEGRIVAC™ vaccine doses for the 2005-2006 influenza season due to a product sterility issue and wrote off its existing product inventory. Investigation of the product sterility issue has been completed and implementation of remedial measures and facility modifications is underway. In addition to our approved influenza virus vaccines, subsequent to December 31, 2005, we began to manufacture H5N1-strain candidate influenza virus vaccines under contract for various government pandemic stockpile programs.

In our meningococcal franchise, we sell MENJUGATE® vaccine, a conjugate vaccine against meningococcal disease caused by the bacterium N. meningitidis serogroup C, and MENZB™, a meningococcal B vaccine developed to protect against a specific meningococcus B strain responsible for a 13-year epidemic in New Zealand. Invasive infection with the bacteria N. meningitidis can lead to meningococcal meningitis and septicemia (blood poisoning). Meningococcal meningitis can be caused by multiple serogroups (A, B, C, W, Y and others) and is associated with both mortality and morbidity. We have sold MENJUGATE® vaccine under a tender system to national governments and health systems in a variety of countries including various European countries, Canada, Argentina and Australia. We have sold MENZB™ in New Zealand.

Our travel vaccines franchise includes RABAVERT® and RABIPUR® rabies vaccines and ENCEPUR™, a preservative-free tick-borne encephalitis vaccine.

Our pediatric and other vaccines include DTP, a diphtheria, tetanus and pertussis (whooping cough) vaccine; oral polio vaccine; and Vaxem Hib, glycoconjugate Haemophilus Influenzae vaccine. In 2000, we entered into agreements with Sanofi-Aventis (previously Aventis Pasteur MSD) for the distribution of FLUAD® vaccine and MENJUGATE® vaccine. Under the agreements, we market FLUAD® vaccine alone and we co-promote MENJUGATE® vaccine with Sanofi-Aventis in the United Kingdom and

Ireland. In the rest of Europe, Sanofi-Aventis distributes, co-markets and sells FLUAD® vaccine and MENJUGATE® vaccine under its own labels, ADIUGRIP™ and MENINVACT™ respectively. Our primary manufacturing facilities for vaccines are located in: Siena, Italy; Marburg, Germany; Liverpool, UK; and Ankleshwar, India. We mainly operate in India through a joint venture, Chiron Behring Vaccines Private Limited.

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

In addition, we market our vaccines in other European countries and in the Middle East, the Far East, Africa and South America, and to international health agencies such as UNICEF and the Pan American Health Organization.

In addition to revenues from the sale of the vaccines described above, we receive royalties from the sale of certain vaccines by Merck and Company, Inc. and GlaxoSmithKline, based upon technology developed by us. Merck’s hepatitis B virus vaccine, based on Chiron technology, was the first genetically engineered vaccine licensed by the FDA for human use.

Sales of our influenza vaccine franchise products accounted for approximately 12%, 9%, and 19% of our consolidated total revenues in 2005, 2004 and 2003, respectively. In 2005, 2004, and 2003, sales of FLUVIRIN® vaccine accounted for 5%, 0%, and 12% of our consolidated total revenues. As a result of the MHRA’s suspension of our license to manufacture FLUVIRIN® vaccine from October 5, 2004 through March 2, 2005, we had no sales of FLUVIRIN® vaccine in 2004 other than $2.3 million in late 2003-2004 season sales. Sales of pediatric and other vaccines accounted for approximately 9%, 12% and 11% of our consolidated revenues in 2005, 2004 and 2003, respectively. No other single vaccine product or class of vaccine product accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

On March 16, 2006, we announced a recall and withdrawal of MORUPAR®, our measles, mumps and rubella (MMR) vaccine.  We previously supplied MORUPAR® vaccine to customers in a limited number of developing countries, largely via the United Nations Children’s Fund (UNICEF) and the Pan American Health Organization (PAHO), and to Italy.  Results of pharmacovigilance surveillance in Italy suggest that MORUPAR® vaccine may be associated with a higher reported rate of adverse events following immunization than other MMR vaccine products.  We expect to work with the World Health Organization (WHO) to assist it in conducting a risk-benefit analysis to determine whether UNICEF or PAHO will require a limited quantity of the existing inventory of MORUPAR® vaccine for their ongoing public health programs.  We have written-off in 2005 approximately $6.0 million of MORUPAR® inventory as a result of the withdrawal and recorded approximately $1.7 million of product returns reserves in 2005 in connection with expected returns of 2005 product sales from the recall.

Biopharmaceuticals

Our biopharmaceutical segment discovers, develops, manufactures and markets a range of therapeutic products primarily for cancer and infectious and pulmonary disease. The following describes our primary marketed products.

TOBI® tobramycin solution for inhalation, USP—We manufacture and market TOBI® solution, a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. TOBI® solution has been tested and approved for cystic fibrosis patients with Pseudomonas aeruginosa lung infections and is the first and only inhaled antibiotic solution to be approved by the FDA for cystic fibrosis. Cystic fibrosis is caused by a genetic mutation that prevents cells from building a special protein required for normal movement of sodium chloride (salt) in and out of cells lining the lungs and other organs. This abnormal movement causes secretion of thick, sticky mucus in the airways. This mucus is not cleared from the airways and, as a result, bacteria begin to grow, causing infection. Pseudomonas aeruginosa is the most common bacterium causing lung infections in people with cystic fibrosis. In cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. The advantage of inhalation is that it permits higher antibiotic concentrations in the lung and reduces side effects by limiting systemic exposure. Treatment with TOBI® solution decreases the bacterial load and improves overall lung function. We market the TOBI® solution in the United States, the European Union, Canada, Switzerland, Norway, Israel, Argentina and Brazil.

PROLEUKIN® (aldesleukin) for injection—We manufacture and market PROLEUKIN® (aldesleukin), a recombinant form of interleukin-2. Interleukin-2 is a protein produced naturally in the body in very small quantities, which stimulates the immune system to increase the production and function of immune cells.

While the precise anti-tumor mechanism of PROLEUKIN® (aldesleukin) is unknown, research has demonstrated that PROLEUKIN® (aldesleukin) induces the proliferation of immune cells, including natural killer and cytotoxic T cells that can recognize and mobilize against tumor-specific antigens on the surface of malignant cells. We market PROLEUKIN® (aldesleukin) directly or through distributors in the United States and over 50 other countries in North America, Europe, Asia and South America to treat metastatic renal cell carcinoma (a type of kidney cancer), and in the United States and Canada to treat metastatic melanoma (a form of skin cancer). Studies have demonstrated that PROLEUKIN® (aldesleukin) offers the possibility of a complete and long-lasting remission in these diseases.

BETASERON® (interferon beta-1b) for SC injection—We manufacture BETASERON® (BETAFERON® in Europe) interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively, “Schering”). Boehringer Ingelheim also supplies BETAFERON® interferon beta-1b to Schering for sale in Europe. Multiple sclerosis is an autoimmune disease in which the patient’s immune system attacks and destroys an element of the patient’s own central nervous system. The active ingredient in BETASERON® is a modified form of a beta interferon produced naturally by the human body. Interferons help to regulate the immune system, and BETASERON® interferon beta-1b is thought to help slow down the immune system’s attack on nerve tissue. While the ways in which BETASERON® interferon beta-1b actually affects multiple sclerosis are not clearly understood, it has been demonstrated clinically that BETASERON® interferon beta-1b may decrease the nerve damage associated with multiple sclerosis. It has been shown to reduce the overall frequency of multiple sclerosis relapses, which are also called exacerbations or attacks, as well as the number of moderate and severe relapses. BETASERON® interferon beta-1b is approved for relapsing/remitting multiple sclerosis in over 70 countries, including the United States and the nations of the European Union, and for secondary progressive multiple sclerosis in approximately 60 countries, including the nations of the European Union, Canada, Australia and New Zealand. In 2002, we and Schering AG launched a room temperature formulation of BETASERON® interferon beta-1b, which is the only beta interferon currently marketed in the United States that can be stored at room temperature long term up to two years. To further increase ease of use, Chiron and Schering AG introduced a diluent syringe presentation for BETASERON® interferon beta-1b in the United States in January 2004 and in Japan in December 2003. On February 24, 2006 Schering AG notified Chiron of its intention to exercise its option under the companies’ Regulatory Filing, Development and Supply Agreement to purchase or lease all assets used by Chiron in the manufacture for Schering of BETASERON® interferon beta-1b products and all contractual rights at their fair market or lease value. The purchase/lease option is subject to the closing of the proposed acquisition of Chiron by Novartis AG. The agreement requires that the value be determined by an independent third party mutually agreed upon by both parties.

CUBICIN® (daptomycin)—In January 2006, European Commission granted marketing approval to Chiron for CUBICIN®, a first-in-class IV antibiotic. The marketing approval was granted in the 25 member states of the European Union, Iceland, Liechtenstein and Norway. Under the approval, CUBICIN® is indicated for the treatment of complicated skin and soft-tissue infections (cSSTI) caused by Gram-positive bacteria. The CUBICIN® antibiotic is also approved by the FDA for the treatment of complicated skin and skin structure infections caused by Gram-positive bacteria, and is marketed in the United States by Cubist Pharmaceuticals, Inc. We acquired marketing rights to the antibiotic for certain countries outside of the United States from Cubist. CUBICIN® antibiotic is manufactured for us by Cubist Pharmaceuticals, Inc.

CARDIOXANE™ dexrazoxane (ICRF-187)—Dexrazoxane is the only cardioprotectant indicated to prevent cardiac damage induced by anthracyclines, a group of chemotherapy medications used to treat a variety of cancers. CARDIOXANE™ dexrazoxane is currently approved in 31 countries in over four continents.

Our biopharmaceutical products are manufactured primarily in our Emeryville, California and Vacaville, California facilities. Sales of TOBI® formulation accounted for approximately 12%, 12% and 10% of our consolidated total revenues in 2005, 2004 and 2003, respectively. Revenues from BETASERON® interferon beta-1b, which include product sales to Schering and royalties earned on Schering’s European sales of BETAFERON® interferon beta-1b, accounted for approximately 11% (7% product sales and 3% royalties), 11% (8% product sales and 3% royalties) and 11% (7% product sales and 4% royalties) of our consolidated total revenues in 2005, 2004 and 2003, respectively. No other biopharmaceutical product accounted for 10% or more of our consolidated total revenues in any of the last three fiscal years.

Research and Development

Our research and development focuses on the prevention and treatment of cancer and infectious and pulmonary diseases. In addition to our research and development activities, technologies that are developed in collaborations with third parties, as well as technologies licensed from outside parties, also are sources of potential products for our segments. Products or product candidates that are inappropriate for our commercial organization are often out-licensed to other companies.

Blood Testing

Chiron pursues research and development of assays for transfusion-transmitted diseases, such as variant Creutzfeldt-Jakob disease (vCJD). In August 2004, we supplemented our existing vCJD research and development program by acquiring Prion Solutions, Inc., a privately held company focused on research into vCJD and other prion-related diseases.

We also participate in the development of a range of hepatitis and retrovirus immunoassays for use in screening of donated blood, plasma, organs and tissue and in-vitro clinical diagnostics through our joint business contractual arrangement with Ortho-Clinical Diagnostics.

We moved beyond Blood Testing and into the broader realm of blood safety when we entered into a collaboration with ZymeQuest in 2003 to develop and commercialize ZymeQuest’s enzyme conversion system. This system is designed to convert groups A, B and AB red blood cells to enzyme-converted universal blood group O (ECO). This technology could fill a critical need for blood and transfusion centers since between 5% and 10% of the global donated blood supply is discarded each year due to non-matches between donated blood and patients’ blood type requirements. We made an equity investment in

ZymeQuest and obtained worldwide marketing and commercial rights to the technology. In 2005 we initiated the pre-pivotal clinical trial for the conversion of type A red blood cells to ECO, or A-ECO.

Vaccines

Our vaccines segment research and development is focused on developing next generation influenza manufacturing capability, developing new vaccines for pandemic preparedness and broadening our meningococcal franchise. Next generation cell culture—production technology may offer significant advantages over traditional methods of influenza vaccine manufacturing by eliminating the dependence on chicken eggs for production. The removal of egg supply lead times may enable a more flexible start-up of vaccine production in the event of an annual vaccine supply shortfall or an avian influenza pandemic. In Europe, we completed an initial Phase 3 study of our influenza cell culture vaccine in the 2004-2005 influenza season, in which the vaccine demonstrated satisfactory safety and immunogenicity, and we are conducting the remainder of the Phase 3 program during the 2005-2006 influenza season. In the United States we are conducting Phase 1 / Phase 2 studies during the 2005-2006 influenza season.

World health agencies are concerned about recent outbreaks of highly pathogenic avian influenza in poultry and a limited number of humans and are concerned that the present situation could give rise to another influenza pandemic. In 2004, we were awarded contracts by the National Institutes of Health (NIH) for production of H5N1 and H9N2 candidate vaccines, to be used by the National Institute of Allergy and Infectious Diseases (NIAID) in clinical studies of safety and immunogenicity. The H9N2 candidate vaccine study was completed, using H9N2 antigens with and without Chiron’s adjuvant MF59, and preliminary data indicated that the vaccine formulations containing the adjuvant MF59 proved highly immunogenic, inducing antibody levels believed to confer protection against the influenza strain while the unadjuvanted vaccine induced significantly lower antibody titers. The NIAID study using our H5N1 candidate vaccine is ongoing. We have entered into supply contracts with several governments, including the U.S. and the UK governments, for influenza vaccines for stockpiles based on the H5N1 avian influenza strain. The commercial potential for stockpiling is unclear due to among other things, the fact that larger demands would require greater capacity, the fact that production for stockpiling can only occur between normal seasonal campaigns, and government pressure on pricing. There are also technical obstacles that need to be addressed in order to produce a commercial pandemic vaccine.

In our meningococcal franchise, we are expanding our product line beyond MENJUGATE® vaccine, our conjugate vaccine against Meningococcus C infection, through the development of other vaccines against additional Meningococcal strains responsible for human disease. Meningococcal disease is associated with infections affecting the membranes around the brain and spinal cord or the bloodstream, and can result in brain damage, blindness, deafness, limb amputations and death. Infection may be fatal even if diagnosed early, making prevention essential. Young children and persons in close living quarters such as college dorms or military facilities are at highest risk for meningococcal disease.

Serotype B, along with serotypes A, C, W and Y cause approximately 95% of the meningococcal infections worldwide. Multivalent vaccines are effective against more than one serotype. We are developing a tetravalent conjugated vaccine against serotypes A, C, W and Y and we are completing Phase 2 studies of this ACWY vaccine in a variety of age groups, including ages under two.

In 2004, we began distributing a meningococcal B vaccine in New Zealand, MENZB™, to protect against the specific meningococcal B strain responsible for a 13-year epidemic in that country. While our current meningococcal B product, MENZB™ is efficacious against only a single strain of meningococcal B, we are also developing a second-generation vaccine candidate utilizing our novel genomic approach against Meningococcus B, a disease for which no broadly efficacious vaccine is currently available. Our meningococcal B vaccine was in a Phase 1 clinical trial in 2005.

Through collaborations, we are obtaining human safety and immunogenicity information on hepatitis C virus vaccine candidates, and our vaccine against HIV, which is in Phase 1 testing in collaboration with NIH. We are also developing novel adjuvants, compounds that amplify the immune response generated by vaccine antigens.

Biopharmaceuticals

Research and development in the biopharmaceutical segment focuses on protein and small molecule therapies for cancer and infectious and pulmonary disease.

Infectious and Pulmonary Disease

Tifacogin (recombinant Tissue Factor Pathway Inhibitor)—Tifacogin a coagulation inhibitor, was developed in collaboration with Pfizer, Inc. In October 2003 we acquired all of Pfizer, Inc.’s interest in tifacogin, in return for which Pfizer will receive royalties on sales of tifacogin. In 2004 we initiated CAPTIVATE, a Phase 3 trial for tifacogin in patients with severe community-acquired pneumonia (CAP). CAP is a serious infection of the lungs caused by various, well-defined pathogens. Severe CAP affects approximately 300,000 patients in the United States annually requiring ICU admission, of whom approximately 30 percent die. In December 2005 an independent Data Monitoring Committee completed an interim analysis of clinical data from the study and recommended the continuation of the study.

Tobramycin inhalation powder (TIP)—In December 2001, we entered into a collaboration with Nektar Therapeutics Inc. (Nektar) to develop and register an inhalable dry-powder formulation of the antibiotic tobramycin as an extension of our TOBI® formulation franchise. TIP is used with Nektar’s new hand-held, fully portable device. We are currently conducting Phase 3 clinical trials of the product.

Oncology

Using a translational-medicine approach to drug development, Chiron’s research department continues to feed a growing oncology pipeline, which includes CHIR-258, CHIR-12.12 and CHIR-265.

CHIR-258 (growth factor kinase inhibitor)—CHIR-258 is a novel, orally available, highly selective, multi-targeted receptor tyrosine kinase inhibitor, which acts on both tumor cell growth and angiogenesis. As of January 2006, disease-specific Phase 1 studies of CHIR-258 are ongoing in acute myelogenous leukemia (AML), multiple myeloma and melanoma.

CHIR-12.12—CHIR-12.12 is a novel, highly potent, fully human antagonist monoclonal antibody that targets the CD40 antigen. In 2005, we initiated two Phase 1 studies of CHIR-12.12 - one in patients with chronic lymphocytic leukemia and a second in patients with multiple myeloma, both types of cancer that are associated with expression of the CD40 antigen on the cancer cell surface. This is the first project being developed under our collaboration agreement with XOMA Ltd. for the commercialization of therapeutic antibodies for cancer.

CHIR-265—In December 2005 we filed an IND for CHIR-265, a novel, orally available, highly selective Raf kinase inhibitor.

Research and Development Expenses and Related Revenues

Research and development expenses for the years ended December 31, 2005, 2004 and 2003 for Chiron-sponsored research, including payments to collaboration partners, were $433.9 million, $431.1 million and $409.8 million, respectively. Under contracts where we recognize revenue based upon research and development work performed, the revenues amounted to $16.3 million, $20.9 million and $16.8 million in 2005, 2004 and 2003, respectively. We recorded these revenues in “Collaborative agreement revenues” and “Other revenues” in the Consolidated Statements of Operations. Generally,

these revenues include fees for research services as they are performed or completed and milestone payments upon attainment of specified benchmarks.

Business Relationships

We have important business relationships with various companies, including the following.

Gen-Probe Incorporated

We have a collaboration with Gen-Probe relating to the development and commercialization of NAT products under the PROCLEIX® brand name to screen donated blood, plasma, organs and tissue for viral infection. PROCLEIX® assays and systems incorporate NAT technology to detect viral RNA and DNA in donated blood and plasma during the very early stages of infection, when those infectious agents are present but cannot be detected by immunodiagnostic tests. Gen-Probe manufactures the NAT assays and certain instruments, and Chiron sells both assays and instruments under the PROCLEIX® brand name. Effective January 1, 2004, under an amendment to the worldwide blood screening collaboration agreement with Gen-Probe, permanent, fixed revenue sharing percentages were adopted for each party. Gen-Probe’s share was set at 45.75% of net revenues for assays that include a test for the hepatitis C virus. For commercial assays, that do not test for hepatitis C virus, such as the West Nile Virus assay, each party receives 50% of the net revenues after deduction of specified expenses.

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

Cubist Pharmaceuticals

In October 2003, we entered into a license agreement for the development and commercialization of Cubist’s antibiotic, CUBICIN® daptomycin, in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. Under the agreement, we are obligated to pay upfront payments, regulatory and sales milestones, and a tiered royalty on CUBICIN® daptomycin sales in the territories.

Schering AG and Berlex Laboratories, Inc.

Chiron and Berlex, Inc., a subsidiary of Schering AG of Germany, jointly developed BETASERON® (BETAFERON® in Europe) interferon beta-1b. Under the terms of the Regulatory Filing, Development and Supply Agreement with Schering AG, BETASERON® product is manufactured by us and sold in the United States and Canada by Berlex. BETAFERON® interferon beta-1b is manufactured by us and Boehringer Ingelheim and is sold by Schering AG in Europe. BETAFERON® and BETASERON® revenues recognized under this agreement contributed 11% of our consolidated total revenues in each of 2005, 2004 and 2003. Under the agreement, for product manufactured by us and marketed by Schering AG and its affiliates, including Berlex, we receive revenue, which is recorded as product sales. For product manufactured by Boehringer Ingelheim and marketed by Schering in Europe under the trade name BETAFERON®, we receive royalties net of Schering’s supply costs. The Regulatory Filing, Development and Supply Agreement expires in October 2008 unless renewed. On February 24, 2006 Schering AG notified Chiron of its intention to exercise its option under the Regulatory Filing, Development and Supply Agreement to purchase or lease all assets used by Chiron in the manufacture for Schering of BETASERON® interferon beta-1b products and all contractual rights at their fair market or lease value. The purchase/lease option is subject to the closing of the proposed acquisition of Chiron by Novartis AG. The agreement requires that the value be determined by an independent third party mutually agreed upon by both parties.

Nektar Therapeutics, Inc.

In December 2001, we entered into a collaboration with Nektar (then operating as Inhale Therapeutic Systems) to develop and register an inhalable dry-powder formulation of the antibiotic tobramycin as an extension of our TOBI® formulations franchise. Under the terms of the collaboration, Nektar is responsible for development of the dry powder formulation and inhalation device, as well as supplying drug product for clinical trials and the market. Chiron is responsible for all other aspects of drug development including clinical trial conduct, regulatory submissions, preparation for product launch and sales and marketing of the final drug product. Under the agreement, we are obligated to pay upfront payments and development milestones, and we will pay royalties when the product is commercialized.

XOMA Ltd.

We have a worldwide, exclusive, multi-product, collaborative agreement with XOMA for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, we and XOMA agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the agreement, we also share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with Chiron’s share being 70% and XOMA’s share being 30%. We made an initial payment of $10.0 million, and have made a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund 75% of XOMA’s share of development expenses. Under this arrangement, we made $12.1 million in loan advances to XOMA as of December 31, 2005.

Commercialization

Technologies arising out of our research and development efforts are commercialized in various ways:

•       We market and distribute certain products, either directly or through distributors. See “Sales and Marketing” below.

•       We develop other products in collaboration with third parties. Under collaboration agreements, marketing rights may be assigned to us or to the collaborator or shared by both parties. In the event rights are assigned to us, we generally pay royalties to or enter into revenue split agreements with our collaborator. In the event marketing rights are assigned to the collaborator, we often retain the right to manufacture and supply key raw materials.

•       We license other technologies to third parties, with the licensee assuming responsibility for further development. We generally receive royalties on sales of the resulting product. Selected agreements under which we currently derive royalty revenues for technologies licensed to third parties include:

•        Licenses to F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc. under our hepatitis C virus and HIV related patents for use in nucleic acid amplification in in vitro diagnostics and in blood screening.

•        An agreement with Schering AG relating to BETASERON® (BETAFERON® in Europe) interferon beta-1b as described above.

•        An agreement with Bayer Corporation relating to, among other things, use of our hepatitis C virus and HIV technologies for nucleic acid amplification in in vitro diagnostics.

•        A license agreement with Laboratory Corporation of America Holdings (LabCorp) and its affiliates, for our HCV intellectual property for nucleic acid testing (NAT).

•        A non-exclusive license agreement with the Blood Transfusion Centers of the German Red Cross (Blutspendediensten des Deutsche Rotes Kreuz, or DRK), for the use of our HCV technology for use in molecular probe “homebrew” blood screening.

Sales and Marketing

Blood Testing

Global marketing and distribution and our U.S. sales organization for nucleic acid testing products are based in Emeryville, California. Blood Testing has representatives around the world. International sales are conducted out of regional offices, including our primary offices located in Paris, France and Hong Kong, China. We sell products to the public sector through tenders (a bid solicitation process) and to private sector blood banks directly and through distributors.

In 2002, we signed a multi-year agreement with the American Red Cross, which collects approximately 50% of the 14 to 15 million units of blood collected in the United States each year. Under that agreement, the American Red Cross purchases from Chiron certain products, instrumentation and services that enable the American Red Cross to perform amplified nucleic acid screening on the blood it collects. Currently we are a party to multi-year contracts awarded through the tender process with the public sector blood services of many countries outside the United States, with the most significant in terms of donations being Australia, Italy, South Africa and the United Kingdom.

Vaccines

Our vaccines marketing and sales organization is based in Marburg, Germany for the German market, in Siena, Italy for the Italian market, and in Oxford, United Kingdom for the United Kingdom market. In 2004, we established a U.S. Vaccines headquarters in Philadelphia, Pennsylvania. In general, we market our influenza and rabies vaccines in the United States through a network of wholesalers and distributors. In the United States our direct sales efforts are focused on public health, distributor channels, and non-traditional channels, e.g., employers, chain drug headquarters and service providers. Internationally, our direct sales efforts are focused on pediatricians and general practitioners. We also sell products to the public sector through tenders and to private sector pharmacies directly and through wholesalers and distributors.

BioPharmaceuticals

Our biopharmaceutical marketing and sales organization for the United States is headquartered in Emeryville, California, and European operations are headquartered in Uxbridge, United Kingdom. We focus our sales efforts on specialist physicians, principally oncologists, urologists and pulmonologists, who are based in hospitals and large clinics. Generally, we sell products to wholesalers, distributors, clinics and hospital pharmacies.

Competition

We operate in a highly competitive environment, and we expect competition to increase. Competitors include large pharmaceutical and blood testing companies, and biotechnology companies. Some of these competitors, particularly large pharmaceutical and blood testing companies, have greater resources than we have. We and our competitors apply rapidly evolving technologies and new developments that frequently result in price competition and product obsolescence. Substantial consolidation is underway in the global healthcare industry and is expected to produce greater efficiencies and even more intense competition. To compete effectively, we invest heavily in research and development, maintain specialized sales forces that concentrate on individual classes of customers and spend significant amounts on marketing, promotion and selling.

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

Blood Testing

The PROCLEIX® product line is based on proprietary Transcription Mediated Amplification (TMA) technology developed by Gen-Probe. The primary competition is with polymerase chain reaction (PCR) based products. PCR-based products are supplied to the market by F. Hoffmann-La Roche, a Chiron licensee, or developed in-house by blood banks (referred to as “homebrew”). The commercial market for nucleic acid testing products in the blood banking and plasma industries has developed rapidly as regulatory agencies in developed countries began in 1999 to introduce policies and mandates that require this new technology to be implemented as an additional measure to improve blood safety. In developing countries there has been a move to implement nucleic acid based tests in the private health care sector and we anticipate this expanding to the public arena over the next several years. Competition in this sector is the same as in the developed countries.

We are the sole manufacturer of hepatitis C virus antigens for use in immunodiagnostic assays sold by the joint business contractual arrangement with Ortho-Clinical Diagnostics. We also manufacture hepatitis C virus antigens for Abbott Laboratories, Inc.’s immunodiagnostic assays. In the immunodiagnostic blood testing market, the Ortho-Clinical Diagnostics joint business contractual arrangement competes with Abbott Laboratories. The joint business contractual arrangement has experienced increased competitive pressures from Abbott Laboratories’ ABBOTT PRISM® instrument system. The joint business contractual arrangement also develops and sells immunodiagnostic instruments and assays to detect hepatitis, retrovirus and other agents in clinical diagnostic applications. Many other companies, including F. Hoffmann-LaRoche Limited and Bayer Corporation, are significant competitors with respect to these products.

Vaccines

Four large companies hold the majority share of the worldwide vaccines business: Merck, GlaxoSmithKline, Wyeth and Sanofi-Aventis. We are the world’s fifth largest vaccines company. Sanofi-Aventis has a strategic alliance with Merck in Europe. All of these companies have substantial research and development programs. Additionally, there is a number of biotechnology companies involved in research programs, primarily involving a limited range of vaccines. We are aware of a variety of companies that are developing influenza vaccine cell culture manufacturing technology.

The competitive factors in vaccines are proven ability to supply product, price, the introduction of new products including vaccines against diseases for which no vaccine was previously available and new combination vaccines which can prevent several diseases in a single product. Public health authorities, medical practitioners and patients frequently favor combination vaccines, particularly in pediatric vaccines, because they eliminate the need for multiple injections and may increase overall compliance with recommended vaccination schedules. As new combination vaccines are introduced, older combinations and single products often become obsolete. We may be limited in our ability to develop and market certain combination vaccines if one of the vaccines, which would otherwise be included in the combination, is covered by valid and enforceable patents or other proprietary rights held by third parties.

Prior to the suspension of our Liverpool manufacturing license from October 5, 2004 through March 2, 2005, we were one of two primary suppliers of influenza vaccine to the United States. Although the license suspension has been lifted, our inability to supply FLUVIRIN® vaccine during the 2004-2005 influenza season has led a competitor to introduce an influenza vaccine product in the United States during the 2005-2006 season and we expect competition to continue to increase. Our influenza vaccines approved in Europe also remain competitive there. Competition varies by region according to product license approvals. All influenza vaccines producers, including us, face an annual change in influenza strains, which can act as a barrier for new competitors.

MENJUGATE®, our meningococcal C vaccine, faces competition from vaccines produced by two other companies, Baxter International, Inc. and Sanofi-Aventis. These companies are also competing for future meningococcal vaccine business worldwide.

Biopharmaceuticals

TOBI® tobramycin solution for inhalation is the first and only inhaled antibiotic solution to be approved by the FDA for the treatment of infection associated with cystic fibrosis. The use of oral and intravenous antibiotics to treat pseudomonal and other bacterial infections is well established and in cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. The advantage of inhalation is that it permits higher antibiotic concentrations in the lung and reduces side effects by limiting systemic exposure. Competitive medical therapies include generic antibiotics, anti-inflammatory drugs, pharmacist compounded tobramycin solutions, oral replacement enzymes to maintain nutrition and mucolytics to clear pulmonary secretions. In 2005, Chiesi, a competitor, obtained MRP positive opinion and local approval in Italy for their cystic fibrosis product.

PROLEUKIN® (aldesleukin) for injection is one of two products approved by the FDA to treat metastatic renal cell carcinoma and also one of two approved treatments for metastatic melanoma. In addition to longstanding competition for products, such as alpha interferons sold by Schering-Plough Corporation, recent years have been marked by heightened clinical trial activity that has expanded treatment options for patients, particularly in the area of kidney cancer. Enrollment in these trials and related off-label use has reduced the new patient population available for PROLEUKIN® (aldesleukin) in 2005. In December 2005, an orally available kinase inhibitor, Nexavar, jointly sold by Bayer HealthCare and Onyx Pharmaceuticals, was the first of these products previously available in clinical trials to obtain marketing approval from the FDA to treat kidney cancer patients. This was followed by FDA approval, in January 2006, of Pfizer’s Sutent (sunitinib), an anti-cancer treatment for patients advanced kidney cancer and with gastrointestinal stromal tumors (GIST), a rare stomach cancer. We expect competitive pressures from newly approved products and products currently in clinical trials to continue in the future.

BETASERON® (interferon beta-1b) for SC injection, as a treatment for multiple sclerosis, competes with AVONEX®, a recombinant beta interferon, sold by Biogen Idec, Inc., REBIF®, a recombinant beta interferon, from Serono, S.A. (Serono), marketed and sold in the United States by Pfizer Inc., and COPAXONE® glatiramer acetate injection from Teva Pharmaceutical Industries, Ltd. NOVANTRONE®

mitoxantrone for injection concentrate is marketed and sold by Serono for the treatment of secondary progressive multiple sclerosis. In addition, BETASERON® interferon beta-1b competed for a number of months with TYSABRI®, a humanized monoclonal antibody which was marketed by Biogen Idec, Inc. and Elan Pharmaceuticals until marketing was suspended by these companies in February 2005. The multiple sclerosis market is highly competitive, and will remain so as various other companies have treatments for multiple sclerosis in clinical development.

Government Regulation

Regulation by governmental authorities in the United States and other important locations is a significant factor in the manufacture, marketing and sale of our products and in our research and development activities.

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

Blood Testing

In the United States, Blood Testing products, whether based upon nucleic acid testing or immunodiagnostic testing technologies, may only be commercially sold pursuant to the terms of approval of specific license applications in which the product’s safety and effectiveness must be demonstrated based upon well-controlled studies. Upon approval of the license application, the product may be marketed for the specific uses, which were identified in the approval. Facilities, processes and operations used for the manufacture, testing, storage and distribution of our Blood Testing products in the United States are subject to FDA approval and periodic inspection.

In Europe, our Blood Testing products are regulated through the In Vitro Diagnostic Medical Devices Directive. In other geographic areas, such as Australia, Canada and Mexico, local regulatory authorities regulate Blood Testing products.

Vaccines and Biopharmaceuticals

In the United States, our therapeutic and vaccine products (both commercial and investigational) are primarily regulated under federal law and are subject to rigorous FDA approval procedures. No product can be marketed in the United States until an appropriate application is approved by the FDA. The FDA applies the approval procedures on a product-by-product basis and typically requires, among other things, an extensive three-phase human clinical testing program. In Phase 1, studies are conducted with a relatively small number of subjects to assess the safety of the product. In Phase 2, the product is evaluated in a larger group of subjects to begin to assess efficacy and appropriate dosing. Phase 3 studies are conducted in the target population with a number of subjects that is large enough to provide sufficient data to establish statistically the safety and efficacy of the product. The FDA approves products to treat specified medical conditions or disorders. Further studies would be required to market the product for other uses. The FDA must inspect and approve all facilities used to manufacture, fill, test and distribute biologic products. If any change in manufacturing facilities or processes occurs after FDA approval, additional regulatory review and possibly additional clinical studies may be required. In addition to standard regulatory procedures, many governments have provisions for use of otherwise unapproved medical products in a public health emergency.

Licensing procedures in Europe are comparable to those in the United States. In 1995, the European Union established a centralized procedure for licensing of products derived from the use of high technology/biotechnology processes. This procedure leads to the grant of a single license for the entire European Union. Effective January 1, 1998, the European Union has also adopted a decentralized procedure under which a license granted in one member state is mutually recognized by the other member states, leading to a grant of licenses in member states recognizing the original license. This procedure is replacing independent national licensing of products in the European Union. In addition, products must receive country-pricing approvals in some territories before they can be marketed in that country.

Patents and Intellectual Property Rights

Patents are very important to our business. We have a policy of seeking patents on inventions arising from our research and development activities. The time and expense required to develop and obtain regulatory approval to market human healthcare products is significant. Without the protection of patents or trade secrets, competitors may be able to use our inventions to manufacture and market competitive products without being required to undertake the lengthy and expensive development efforts made by us. We also receive significant revenue through the licensing of these patents to third parties. We have a substantial number of granted patents and pending patent applications in the United States and other important markets. Additionally, we have licensed a number of patents and patent applications from third parties. Additional information is provided below on the certain patents held or licensed by us that relate to our key products. The existence of such patents does not mean they are valid or can be enforced against competitive products. We seek term extensions for some patents, which are available in certain countries based on delays in the grant of regulatory approvals for the sale of products covered by these patents. For these reasons the expiration dates provided below are not definitive.

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

Blood Testing

The PROCLEIX® HIV-1/HCV Assay is covered by numerous patents held by us in the United States and worldwide. These patents contain claims directed to methods of hybridization and methods for determining the presence of the hepatitis C virus in a sample and to probes/primers utilized in such a process. The hepatitis C virus patent family for NAT expires in the United States in 2015 and ex-U.S. in 2010. The HIV patent family expires in the United States in 2020. The HIV patent family expired ex-U.S. in 2005. The PROCLEIX® System product line is also covered by several patents held by Gen-Probe and licensed to us for use in blood testing.

The PROCLEIX® ULTRIO® Assay is covered by several patents held by Gen-Probe and licensed to us for use in Blood Testing. The PROCLEIX® WNV Assay is covered by several patents and pending applications held by Gen-Probe and licensed to us for use in Blood Testing.

The hepatitis C virus immunoassay diagnostic products sold by our joint business contractual arrangement with Ortho-Clinical Diagnostics are covered by numerous patents in the United States and worldwide. These patents contain claims directed to hepatitis C virus immunoassay methods, kits and hepatitis C virus polypeptides. In the United States, certain patents expire between 2011 and 2017. The corresponding European family of patents expires in 2010.

The HIV immunoassay diagnostic products sold by our joint business contractual arrangement with Ortho-Clinical Diagnostics are covered by numerous patents in the United States and worldwide. The earliest patents expire in 2009 in the United States and expired in 2005 in Europe.

We own additional HCV and HIV patent families and pending applications.

We hold the registered trademark PROCLEIX® and ULTRIO®, and the trademark OPTIVA™. TIGRIS® is a trademark of Gen-Probe Incorporated.

Vaccines

FLUAD®, our adjuvanted influenza vaccine, contains the proprietary adjuvant MF59. The U.S. patents containing claims related to MF59 expire in 2018. Patents for MF59 in Canada, Japan, Germany, Ireland, Portugal and Hungary expire in 2010. Widely registered trademarks of Chiron and our subsidiaries include AGRIPPAL®, FLUAD®, FLUVIRIN®, MENJUGATE®, RABAVERT®, RABIPUR®, and RIBA®. Other trademarks of Chiron and our subsidiaries include BEGRIVAC™, ENCEPUR™, POLIORAL™ and TRIACELLUVAX™.

Biopharmaceuticals

The patent family related to our first generation TOBI® tobramycin solution for inhalation product includes claims related to product formulation and methods of treating pseudomonas aeruginosa infections. The U.S. and European patents expire in 2014 and 2015, respectively.

We own or are the exclusive licensee of various patent families related to PROLEUKIN®, the serine-125 interleukin-2 mutein product, and uses thereof. The patents related to the PROLEUKIN® product will expire in the United States in 2012 and they expired in Europe in 2005.

One of the earliest patent families that relate to BETASERON® and BETAFERON® interferon beta-1b in the United States and Europe, respectively, relate to serine-17 interferon-beta protein used in manufacturing the product. The U.S. patent in this family expires in 2007. The terms of the European patent in this family has been extended to 2008 through Supplementary Protection Certificates.

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

Manufacturing and Raw Materials

Gen-Probe and Ortho-Clinical Diagnostics manufacture the products sold by our Blood Testing business segment. In the case of instrumentation, third party subcontractors perform manufacturing. We have engaged both Gen-Probe and Ortho-Clinical Diagnostics in extensive business continuity planning to limit any disruption to our current source of these blood safety products in the event of a loss of manufacturing capability. We maintain several months’ supply of NAT reagents in inventory. Ortho maintains similar inventories of immunodiagnostics products.

The vaccines segment primarily manufactures product in our facilities in the United Kingdom, Germany, Italy and India. In connection with the production of our influenza vaccine products, we must purchase large quantities of chicken eggs. For FLUVIRIN® vaccine, we purchase those eggs from a single supplier in the United Kingdom, and pursuant to the contract with that supplier we have agreed to make specified purchases from that supplier through 2012, subject to our right to terminate this agreement earlier upon payment of a termination fee.

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

We believe that our existing manufacturing facilities and outside sources will allow us to meet near-term manufacturing needs for our commercial products and our other products in clinical trials. In 2003, our Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of our influenza vaccines primary manufacturing facility in Liverpool, United Kingdom. The new manufacturing facility will replace a portion of the existing influenza vaccines manufacturing facilities in Liverpool, United Kingdom and is anticipated to be available in 2009 for the manufacture of influenza vaccines, subject to regulatory approval.

Employees

Our employees are the core of Chiron and are vital to our success. As of December 31, 2005, Chiron and its subsidiaries had approximately 5,500 employees, approximately 2,500 of whom were located in the United States. The company has experienced no work stoppages and we consider our employee relations to be good.

Relationship with Novartis AG

On October 30, 2005, Chiron entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novartis Corporation, Novartis Biotech Partnership, Inc. (“Novartis Biotech”), an indirect wholly owned subsidiary of Novartis AG (“Novartis”) and an indirect subsidiary of Novartis Corporation, and Novartis, as guarantor. Pursuant to the terms of the Merger Agreement, Novartis Biotech will merge with and into Chiron, with Chiron as the surviving corporation and becoming an indirect subsidiary of Novartis Corporation and an indirect wholly owned subsidiary of Novartis. Upon completion of the merger, each share of Chiron common stock not held by Novartis or any of its subsidiaries, Chiron or any of its subsidiaries or a stockholder of Chiron who perfects appraisal rights, will be converted into the right to receive $45.00 per share in cash, without interest. The merger is subject to stockholder approval and satisfaction of other customary conditions, including governmental and regulatory approvals. On February 6, 2006, the European Commission adopted a decision pursuant to Article 6(1)(b) of the Council Regulation (EC) No. 139/2004 declaring the combination compatible with the common market. This follows approval by the U.S. Federal Trade Commission in December 2005 and clearance by the Committee on Foreign Investment in the United States under Exon-Florio in January 2006. We expect that the transaction will be completed in the second quarter of 2006.

Chiron and Novartis have been in an alliance since January 1995. We have entered into a series of agreements with Novartis, which provide, among other things and subject to certain conditions and exceptions:

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

Available Information

The following documents can be found free of charge on our website at http://www.chiron.com, by contacting our Investor Relations department at (510) 923-2300 or by sending an e-mail message to investor  relations@chiron.com:

•       our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission;

•       our Corporate Governance Guidelines and our Code of Conduct and Commitment to Ethical Conduct; and

•       the charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Finance Committee of our Board of Directors.

The information contained on our website, or other websites linked to our website, is not part of and is not incorporated by reference into this report.

ITEM 1A.        RISK FACTORS

We have discussed the most significant factors that may adversely affect our business and operations in Part II, Item 7, of this 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Factors That May Affect Future Results.”

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

Emeryville Campus

Our principal executive offices are located in Emeryville, California. As of December 31, 2005, our campus consisted of 24 buildings, of which 14 are leased and 10 are owned. Our Emeryville facilities include research and development, manufacturing and administrative facilities and a parking structure for our biopharmaceutical, vaccine and Blood Testing businesses.

Other Facilities

In 2003, our Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of our influenza vaccines primary manufacturing facility in Liverpool, United Kingdom. The new manufacturing facility will replace a portion of the existing influenza vaccines manufacturing facilities in Liverpool, United Kingdom and is anticipated to be available in 2009 for the manufacture of influenza vaccines, subject to regulatory approval.

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

Owned

•       Manufacturing, administrative and development facilities in Rosia, Italy,

•       Manufacturing, administrative and research and development facilities in Siena, Italy,

•       Manufacturing facilities in Liverpool, United Kingdom and

•       Manufacturing facilities in Ankleshwar, India.

Leased

•       Manufacturing facilities in Liverpool, United Kingdom,

•       Administrative office in Oxford, United Kingdom,

•       Manufacturing, research and development and administrative facilities in Marburg, Germany,

•       Administrative and sales offices in Mumbai, India,

•       Sales office in Philadelphia, Pennsylvania,

•       Sales office in Malaysia,

•       Sales offices in Moscow, Russia,

•       Sales offices in Szentendre, Hungary,

•       Sales offices in Sao Paolo, Brazil,

•       Sales office in China and

•       Sales office in Brno-Slatina, Czech Republic.

We lease the following facilities for our biopharmaceutical operations:

•       Research and development and administrative facilities in Seattle, Washington,

•       Manufacturing and distribution facilities in Annandale, New Jersey,

•       Administrative and sales offices in Amsterdam and Rijswijk, The Netherlands,

•       Administrative and sales offices in Suresnes, France,

•       Sales offices in Madrid, Spain,

•       Sales offices in Lisbon, Portugal,

•       Administrative and warehouse facilities in Munich, Germany,

•       Sales offices in Milan, Italy,

•       Sales and administrative offices in Dublin, Ireland,

•       Sales offices in Quebec, Canada and

•       Sales, marketing and administrative facility in Uxbridge, United Kingdom.

We lease sales and administrative offices for our Blood Testing operations:

•       Suresnes, France and

•       Hong Kong, China

We lease facilities in North America and Europe primarily for sales and service offices.

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

In November 2005, seven New York State counties filed complaints in the United States District Courts for the Northern, Southern and Western Districts of New York against numerous biotechnology and pharmaceutical companies, including Chiron, in connection with setting average wholesale prices for various products reimbursed by Medicaid, including TOBI® and certain generic oncology drugs sold by the Cetus-Ben Venue Therapeutics partnership. Plaintiffs allege that defendants violated federal and state laws regarding Medicaid fraud, and state laws regarding social services fraud, health regulations, breach of contract, unfair trade practices, and unjust enrichment, and seek declaratory relief, as well as compensatory and punitive damages.

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

FLUVIRIN® influenza virus vaccine

For a discussion of developments related to FLUVIRIN® influenza virus vaccine, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors That May Affect Future Results.”

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

B.   FLUVIRIN® vaccine Shareholder Derivative Actions

Between October 2004 and November 2004, six shareholder derivative complaints were filed in the Superior Court of the State of California for the County of Alameda, naming Chiron as a nominal party and naming certain current and former Chiron officers and directors and Novartis AG as defendants in connection with the suspension of Chiron’s license to manufacture FLUVIRIN® vaccine. One complaint also named Chiron as a defendant and sought relief from Chiron, including an equitable accounting. In December 2004, the six derivative actions were consolidated for discovery and trial under the caption In re Chiron Corporation Derivative Litigation (the “Derivative Action”). In February 2005, lead plaintiff filed a consolidated complaint, and in May 2005 filed an amended consolidated complaint alleging that defendants are liable for breach of their fiduciary duties of loyalty and care and other duties allegedly owed to Chiron in connection with Chiron’s acquisition of its Liverpool, United Kingdom facility and the British regulatory agency’s decision to suspend temporarily Chiron’s license to manufacture FLUVIRIN® vaccine at the Liverpool facility, and seeking unspecified monetary damages and other relief from all defendants. The complaints did not seek any affirmative relief from Chiron. In July 2005, the Court granted without prejudice Chiron’s and Novartis’ motions to dismiss the amended consolidated complaint based on three agreements entered in 1994 between Chiron and Novartis, all of which contain mandatory forum selection clauses requiring that any claims arising out of or relating to the agreements must be adjudicated in Delaware. Regarding the directors and officers, the Court also dismissed those claims implicated by the 1994 agreements, and stayed the remaining claims pending resolution of the action it is anticipated plaintiffs will file in Delaware. In September 2005, plaintiffs filed an appeal before the Superior Court of the State of California for the County of Alameda.

C.   Other FLUVIRIN® vaccine Legal Matters

In October 2004, Chiron received a grand jury subpoena issued by the U.S. Attorney’s Office for the United States District Court for the Southern District of New York requesting production of certain documents and materials relating to the suspension of our license. Also in October 2004, the U.S. Securities and Exchange Commission (“SEC”) notified Chiron that it would conduct an informal inquiry into the suspension with respect to potential violations of federal securities laws. The SEC also requested copies of related records. In February 2005, the SEC issued a formal order of investigation with respect to potential violations of federal securities laws. In February 2006, the SEC notified Chiron that it was terminating its investigation of whether Chiron violated any federal securities laws in connection with the previous suspension by the UK MHRA of Chiron’s license to manufacture FLUVIRIN® influenza virus vaccine, and that no enforcement action would be recommended against the company.

In August 2005, Celltech Pharma (“Celltech”) filed a complaint against Chiron Vaccines and Chiron Behring GmbH & Co. KG (collectively, “Chiron”) in the Tribunal de Commerce of Nanterre in France. Celltech alleges that Chiron breached its alleged undertaking to provide FLUVIRIN® to Celltech for the 2004/2005 influenza season in France, and seeks damages.

It is not known when nor on what basis these matters will be resolved.

Institut Pasteur

In April 2003, Institut Pasteur filed a complaint in the United States District Court for the District of Columbia against Chiron seeking reversal of certain judgments entered by the Board of Patent Appeals and Interferences (the “Board”) of the United States Patent and Trademark Office in Patent Interference No. 103,659 (the “‘659 Interference”). The ‘659 Interference involved claims in Chiron’s U.S. Patent

No. 5,156,949 (the “‘949 patent”) and in certain U.S. patent applications assigned to Institut Pasteur (the “Chang applications”), relating to HIV immunodiagnostic methods. In the ‘659 Interference, the Board decided that the inventors of Chiron’s ‘949 patent were the first to invent the technology at issue. Chiron asserted that Institute Pasteur was barred from bringing claims per the 1993 HIV Cross-License Agreement between Chiron and Institut Pasteur (the “Agreement”), and that Institut Pasteur’s standing to bring its appeal was a matter for arbitration under the terms of the Agreement. In February 2005, the Court ordered the parties to arbitrate the standing issue and the case was administratively dismissed. In March 2005, Chiron sent Institut Pasteur a notice of arbitration, and the arbitration commenced in January 2006.

It is not known when nor on what basis this matter will be resolved.

Investigation of Employees of Italian Subsidiary

Two sales employees of an indirect wholly owned Italian subsidiary of Chiron were the subject of an investigation by Italian authorities in Genoa, Italy in connection with a larger investigation into the purchasing activities of a Genoa hospital and alleged undue influence by the sales employees in the bidding process for the supply of blood testing products to the hospital. In August 2004, the hospital awarded Chiron a contract for the supply of blood testing products. Italian authorities also conducted an investigation in Milan, Italy concerning alleged corruption and undue influence by one of the sales employees implicated in the Genoa investigation. In February 2006, the Public Prosecutor of the Tribunal of Genoa concluded the investigation for the alleged offense of undue interference in public tenders, and has asked the Tribunal of Genoa to dismiss charges with respect to one of the employees. At this time, we are not aware of any investigation of Chiron with respect to these matters. Although Chiron is not the subject of any criminal charge, no assurance can be given that Chiron will not become the subject of civil charges, fines or penalties, or incur other damages or costs, in connection with these matters.

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

Novartis AG Proposed Acquisition Shareholder Suits

Between September 1 and September 13, 2005, twelve class action lawsuits were filed by Chiron shareholders against Chiron, Novartis AG (“Novartis”), and members of Chiron’s Board of Directors (collectively, the “Defendants”) regarding Novartis’ September 1, 2005 offer to acquire the approximately 58% of Chiron shares that Novartis does not already own for $40 per share (the “Novartis Offer”). Eight of the suits were filed in the Superior Court of the State of California in Alameda County (the “California Court”) by i) Ronald Abramoff, Harold Adelson, Beverly McCalla, Joan Weisberg, and David Jaroslawicz; ii) Edith Auman; iii) Joseph Fisher, MD, P.C. New Profit Sharing Trust, Trustee Joseph Fisher, MD; iv) William Lattarulo; v) Steven Rosenberg and The Harold Grill IRA; vi) Tracie Scotto; vii) Albert Stein; and viii) William Steiner (the “California Plaintiffs”). The remaining four suits were filed in the Court of

Chancery of the State of Delaware in and for New Castle County (the “Delaware Court”) by ix) Judy Longcore; x) Paulena Partners L.L.C.; xi) Sylvia Piven; and xii) the Thomas Stone Irrevocable Trust (the “Delaware Plaintiffs”). The eight California Actions were consolidated, as were the four Delaware Actions. In January 2006, the California Plaintiffs filed a consolidated complaint in the California Court, and in March 2006, the California Plaintiffs and certain of the Delaware Plaintiffs (together, “Plaintiffs’’) filed a second amended consolidated complaint in the California Court against the Defendants alleging, among other things, that the Company and the Defendants breached their fiduciary duties in connection with the merger because the merger price is inadequate, unfair, and the result of an unfair process. The Plaintiffs also allege that Chiron’s definitive proxy materials omit material information, include materially misleading statements and are unfairly coercive. In their prayer for relief, the Plaintiffs seek: (i) to enjoin the merger under the terms presently proposed; (ii) to rescind any transaction or be granted rescissory damages if a transaction is consummated prior to entry of final judgment; and (iii) to direct the individual defendants and Novartis to account to Plaintiffs and members of the purported class for all damages caused to them and to account for all profits and any special benefits obtained as a result of their alleged misconduct. A hearing on the California Plaintiff’s anticipated motion for a preliminary injunction is currently scheduled for April 4, 2006.

It is not known when nor on what basis these matters will be resolved.

Senate Finance Committee Information Request

In June 2005, Chiron received a voluntary request for information from the U.S. Senate Committee on Finance (the “Committee”) in connection with the Committee’s review of issues relating to the Medicare and Medicaid programs’ coverage of prescription drug benefits. The Committee requested information from Chiron as to our practices regarding educational grants. In January 2006, Chiron received a supplementary information request. Chiron, like the other pharmaceutical companies to whom the Committee has directed similar requests, is cooperating with the Committee.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of Chiron’s stockholders in the quarter ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Chiron are as follows, in alphabetical order:

Name	Age	Title
Ursula B. Bartels	48	Vice President; General Counsel and Secretary
Jack Goldstein	58	President and Chief Operating Officer
Anne Hill	46	Vice President, Human Resources
Jessica M. Hoover	48	Vice President; Head of Corporate Business Development
Meghan B. Leader	40	Vice President, Business Support Services and Chief Information Officer
Howard H. Pien	48	Chief Executive Officer and Chairman of the Board
Rino Rappuoli	53	Vice President; Chief Scientific Officer
David V. Smith	46	Vice President; Chief Financial Officer
Daniel B. Soland	47	Vice President; President, Chiron Vaccines
Bryan L Walser	40	Vice President, Corporate Strategy
Gene W. Walther	51	Vice President; President, Chiron Blood Testing
Craig A. Wheeler	45	Vice President; President, Chiron BioPharmaceuticals

Ms. Bartels joined Chiron as Vice President and General Counsel in August 2004. In March 2005, she was designated the Company’s Secretary. Prior to joining Chiron, Ms. Bartels served as Vice President of Boehringer Ingelheim Corporation and Senior Vice President, General Counsel and Secretary of Boehringer Ingelheim Pharmaceuticals, Inc., where she was responsible for all legal functions for the corporation and its five U.S. subsidiaries. Boehringer’s primary business’ focus was branded human pharmaceuticals (primarily respiratory) and multi-source pharmaceuticals (comprised of subsidiaries, Roxane Laboratories and Ben Venue Laboratories). Prior to joining Boehringer in 1999, Ms. Bartels worked at SmithKline Beecham Corporation (now GlaxoSmithKline) from 1988 to 1999, where she progressed from Counsel, Litigation to Vice President and Associate General Counsel, responsible for the full range of legal operations in North America for its two U.S. divisions, Pharmaceuticals, and Healthcare Services (including clinical laboratory and pharmacy benefit management businesses). Ms. Bartels was a member of the PhRMA Law Section Executive Committee from 1994 to 2004, and served as Chair of the Law Section in 2001-2002. Ms. Bartels assembled and led the group that wrote the PhRMA Code. Ms. Bartels began her legal career as a litigation associate at Stradley Ronan Stevens and Young, in Philadelphia. She graduated in 1979 from Bryn Mawr College, A.B. cum laude, and attended the University of Virginia School of Law, graduating in 1983.

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

Ms. Hoover is responsible for corporate business development, including mergers, acquisitions, product licensing and other strategic transactions. She joined Chiron in 1994 as a member of the law department, most recently serving as vice president and assistant general counsel, where her responsibilities included strategic corporate transactions as well as business development initiatives within each of the company’s business units. Before joining Chiron, Ms. Hoover was a partner with Brobeck, Phleger & Harrison. Ms. Hoover holds an A.B., with highest honors, from the University of California, Berkeley, and a J.D. from the Yale Law School.

Ms. Leader joined Chiron in 1992, and is the Vice President, Business Support Services and Chief Information Officer. She is responsible for information technology, corporate facilities, global security and corporate risk-mitigation services, including environmental health and safety, and business continuity planning. Since joining Chiron, Ms. Leader has held various positions in treasury, corporate development and information management. Prior to joining Chiron, she worked in treasury management for both Security Pacific Bank and Bank of America. Ms. Leader holds a B.A. degree in government and an M.B.A. from Saint Mary’s College of California.

Mr. Pien joined Chiron as President and Chief Executive Officer, and a director, in April 2003. Upon the resignation of Seán P. Lance as Chiron’s Chairman of the Board following the annual meeting of stockholders in May 2004, Mr. Pien also was elected Chairman of the Board. In February 2005, Mr. Pien’s title of President was transferred to Dr. Goldstein in connection with the formalization of the role of Chief Operating Officer assumed by Dr. Goldstein. Mr. Pien joins Chiron from GlaxoSmithKline (GSK), which resulted from the merger of GlaxoWellcome and SmithKline Beecham, where he spent over twelve years in positions of international and global management responsibility, including: President of Pharmaceuticals International GSK from December 2000 to March 2003, including service as a member of the Corporate Executive Team; President, Pharmaceuticals, SmithKline Beecham (1998 to 2000); President, Pharmaceuticals-North America, SmithKline Beecham (1998); Senior Vice President and Director-North Asia (1997); Managing Director and Senior Vice President-UK (1995 to 1997); Vice President and Director, Marketing-US (1993 to 1995); Vice President and Director, Product Marketing-US, heading the arthritis, cardiovascular and vaccine groups (1992 to 1993); and Vice President and Director of New Product Development-US (1991 to 1992). Prior to joining SmithKline Beecham, Mr. Pien worked six years for Abbott Laboratories and five years for Merck & Co., in positions of sales, marketing research licensing and product management. Mr. Pien served as a director of ViroPharma Incorporated from 1998 to 2003. He currently serves as a director of two non-profit organizations: Oakland Children’s Hospital and Bio-Tech Industry Trade Association.

Dr. Rappuoli joined Chiron as head of European vaccines research in 1992 with the acquisition of Italian vaccines company, Sclavo SpA, where he served as head of research and development. He was responsible for Chiron Infectious Disease and Vaccine Research, serving as Vice President, Vaccine Research, Research and Development from February 2000 to January 2004. At Chiron, he led the development of MENJUGATE® conjugate vaccine against meningococcus C and the first recombinant bacterial vaccine, against pertussis. In February 2004, he was promoted to Vice President, Chief Scientific Officer of Chiron. Dr. Rappuoli earned his doctoral and bachelor’s degrees in biological sciences at the University of Siena, and also served as a visiting scientist at the Rockefeller University in New York and at the Harvard Medical School. Dr. Rappuoli is co-founder of the field of cellular microbiology, a discipline combining cell biology and microbiology, and has pioneered the genomic approach to vaccine development termed “reverse vaccinology”. He is member of numerous international associations, including the European Molecular Biology Organization and the American Society for Microbiology. Dr. Rappuoli also has served on many committees, among which the NIH Search Committee for the Director of the Vaccine Research Center (Bethesda, Maryland). He is co-chairman of the R/D Task Force of the Global Alliance for Vaccines and Immunization. He has won several prestigious international awards including the Paul Ehrlich, Ludwig Darmstaedter Prize; and IUMS Arima award. Dr. Rappuoli currently serves as a director of Fondazione Monte Dei Paschi di Siena, a private organization in Siena, Italy. He was appointed as a foreign associate to the U.S. National Academy of Sciences in May 2005.

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

Mr. Soland joined Chiron as Vice President and President, Chiron Vaccines in late February 2005. He is responsible for the operations of Chiron’s global vaccine business. From 2003 until joining Chiron, Mr. Soland served as the President and Chief Executive Officer of Epigenesis Pharmaceuticals, a privately-held biopharmaceutical company that develops inhaled respiratory medicines for the treatment of asthma, chronic obstructive pulmonary disease and allergic rhinitis, from 2003 to 2005. From 1993 to 2003, Mr. Soland spent ten years with GlaxoSmithKline Biologicals in a variety of executive positions, including Vice President and Director, Worldwide Marketing Operations from 1998-2003, and Vice President and Director of SmithKline Beecham Pharmaceuticals, Vaccine Business Unit-U.S., from 1995 to 1998. Prior to joining GlaxoSmithKline, Mr. Soland spent eight years with Connaught Laboratories, a Pasteur Mérieux company with assignments in sales, sales management and product management. Mr. Soland holds a B.S. degree in Pharmacy from the University of Iowa, and was a licensed pharmacist (1981).

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

Mr. Walther initially joined Chiron as a consultant in August 1998, and was appointed as Vice President, Commercial Development, North America and Asia Pacific in January 2001. In February 2005, Mr. Walther was appointed to the position of President, Chiron Blood Testing. He had served as “Acting President”, Chiron Blood Testing since November 2004. Mr. Walther has over two decades of experience in the health care industry in various executive management positions. From 1995 to 1998, Mr. Walther was Vice President, Global Marketing and International Sales for Gen-Probe, Incorporated. From 1991 to 1995, Mr. Walther owned and operated a Seattle-based manufacturing company involved in producing equipment for the outdoor recreational industry. He was head of sales and marketing for Seattle-based Genetic Systems from 1984 to 1991. Prior to that, Mr. Walther worked for Abbott Diagnostics and American Hospital Supply Corporation in a variety of sales, marketing and business development positions. Mr. Walther holds a B.S. degree in microbiology and immunology from Michigan State University and a Masters of Business Administration from the University of Washington.

Mr. Wheeler joined Chiron as Vice President, President of Chiron BioPharmaceuticals, responsible for the commercial operations of Chiron’s biopharmaceuticals business, in August 2001. Prior to joining Chiron, Mr. Wheeler was a senior member of The Boston Consulting Group’s health care practice and a key contributor to the firm’s practice in hospital strategy, disease management, and pharmaceutical capabilities. Based in Boston, he joined the firm in 1988. Before joining The Boston Consulting Group, Mr. Wheeler worked for Merck’s MSDRL research unit, where he served as a senior engineer in process development. He recently served as the leader of The Boston Consulting Group’s Scientist’s Network. In partnership with the Rockefeller Foundation, he has joined the Global Alliance for TB Drug Development, a public-private partnership to develop new anti-tuberculosis drugs. Mr. Wheeler was appointed to the board of directors of Avanir Pharmaceuticals, an AMEX company, in September 2005.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ National Market System under the symbol CHIR. As of December 31, 2005, there were 3,543 holders of record of Chiron common stock. We have declared no cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. Pursuant to an agreement with Novartis, Novartis must approve our declaration and payment of dividends. See “Relationship with Novartis AG” above.

The quarterly high and low closing sales prices (rounded to the nearest one-hundredth) of our common stock for each quarter of 2005 and 2004 are shown below.

	2005		2004
	High	Low	High	Low
First Quarter	$38.63	$32.61	$56.38	$44.01
Second Quarter	38.25	33.83	48.59	42.25
Third Quarter	44.34	34.96	48.01	42.38
Fourth Quarter	44.85	42.66	45.42	30.76

Our Board of Directors has, in the past, authorized the repurchase of our common stock on the open market through a stock repurchase program to offset the dilution associated with the issuance of new shares under the stock option and stock purchase plans and the granting of share rights. On December 5, 2003, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2004. Through December 31, 2004, we made purchases of 2.9 million shares, although there were no stock repurchases in the fourth quarter of 2004. On March 10, 2005, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2005. From January 1, 2005 through December 31, 2005 no shares were repurchased.

ITEM 6.                SELECTED FINANCIAL DATA

We have derived the selected consolidated financial data presented below as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 from the audited Consolidated Financial Statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 were derived from our audited Consolidated Financial Statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Total revenues	$1,919,679	$1,723,355	$1,766,361	$1,276,280	$1,140,667
Income from continuing operations	180,470	54,063	220,338	181,145	174,758
Basic earnings per share from continuing operations	0.96	0.29	1.18	0.96	0.92
Diluted earnings per share from continuing operations	0.94	0.28	1.15	0.94	0.90
Total assets	4,747,479	4,305,503	4,195,169	2,960,344	2,866,909
Long-term debt and long-term portion of capital leases	1,047,606	1,093,604	1,084,386	416,954	408,696

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” several factors affected the comparability of information between 2005 and 2004. The first factor relates to our return of FLUVIRIN® product to the U.S. market for the 2005-2006 influenza season and our inability to release any FLUVIRIN® product during the 2004-2005 influenza season. Chiron had FLUVIRIN® vaccine sales of $96.5 million in late 2005 for the 2005-2006 influenza season but no FLUVIRIN® vaccine sales in 2004 (other than $2.3 million in late 2003-2004 season sales). In 2004, FLUVIRIN® cost of sales included a $91.3 million charge when Chiron wrote-off the entire inventory of FLUVIRIN® vaccine. In 2005, we incurred remediation costs associated with our Liverpool facility of $28.1 million and legal expenses of $16.6 million relating to the developments with respect to FLUVIRIN®, whereas in 2004, remediation costs and legal expenses were $2.6 million and $12.1 million, respectively. In addition, the amortization expense for the intangible assets associated with our acquisition of PowderJect was $37.0 million in 2005 and $54.7 million in 2004. Certain developed product technologies from Chiron’s acquisition of PowderJect are amortized under the estimated sales method, which considers forecasted FLUVIRIN® sales during each influenza season through the remaining period of the benefit. Related amortization expense decreased in 2005 as compared with 2004, reflecting updated forecasted FLUVIRIN® sales. The second factor relates to our inability to release any BEGRIVAC™ product for the 2005-2006 influenza season. We reported no BEGRIVAC™ sales for 2005 versus $52.7 million of BEGRIVAC™ sales in 2004. In addition, we had to write off the existing BEGRIVAC™ product inventory, resulting in a charge of $18.0 million to cost of sales in 2005. Third, in 2005, we recognized an impairment loss of $14.5 million on acquired assets from PowderJect related to ARILVAX™. Fourth, on June 12, 2004, certain holders of our Liquid Yield Option Notes (LYONs) tendered certain of the LYONs for purchase by Chiron. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. Fifth, in 2004, we issued $385.0 million aggregate principal amount of convertible debentures, which mature on June 30, 2034. Sixth, in December 2005, we received approximately $300.0 million, in connection with the sale of newly issued shares of our common stock to a subsidiary of Novartis. Under provisions of the 1994 Subscription Agreement with Novartis, as amended, Chiron exercised its right on October 30, 2005 to have Novartis purchase these shares.

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” several factors affected the comparability of information between 2004 and 2003. The first factor relates to the effects of our acquisition of PowderJect on July 8, 2003 and developments with respect to FLUVIRIN® influenza virus vaccine, which impacted our results of operations in 2004. Chiron did not release any FLUVIRIN® product during the 2004-2005 influenza season. Chiron had no sales of FLUVIRIN® vaccine in 2004 (other than $2.3 million in late 2003-2004 season sales), while FLUVIRIN® vaccine sales were $219.2 million in 2003. In 2004, Chiron wrote-off the entire inventory of FLUVIRIN® vaccine, resulting in a $91.3 million charge to cost of sales, which decreased diluted earnings per share by approximately $0.36 in 2004. In 2004, Chiron incurred remediation costs associated with our Liverpool facility of $2.6 million and incurred legal expenses of $12.1 million related to the developments with respect to FLUVIRIN®, which together decreased diluted earnings per share by approximately $0.06 in 2004. In addition, we recorded a $45.3 million charge for purchased in-process research and development for the acquisition of PowderJect in 2003. The amortization expense for the acquired intangible assets associated with this acquisition was $54.7 million in 2004 and $25.3 million in 2003. Second, on June 12, 2004, certain holders of our LYONs tendered certain of the LYONs for purchase by Chiron. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. Third, we issued $385.0 million aggregate principal amount of convertible debentures, which mature on June 30, 2034. Fourth, on September 10, 2004, we reached a settlement agreement with F. Hoffman-La Roche regarding an HIV-related patent dispute. The impact on royalty and license fee revenue was $45.8 million. Fifth, on July 2, 2004, we acquired Sagres, a privately- held company headquartered in Davis, California, which focuses on the discovery and validation of targets with potential application to the development of cancer therapeutics. We acquired Sagres for a preliminary purchase price of $12.0 million and allocated $9.6 million of the preliminary purchase price to purchased-in-process research and development, which we charged to earnings in 2004.

Factors that affected the comparability of information between 2003 and 2002 include (i) the effects of our acquisition of PowderJect in July 2003 which resulted in $244.7 million of additional revenues, as well as a $45.3 million charge for purchased in-process research and development in 2003 (the amortization expense for the acquired intangible assets associated with this acquisition was $25.3 million), (ii) we issued $500.0 million of convertible debentures in July 2003 and (iii) in July 2003, we entered into a new six-year lease to rent a research and development facility in Emeryville, California following the expiration of the existing operating lease. We accounted for this new lease as a capital lease and, as a result, recorded the leased facility and the corresponding liability on our balance sheet effective July 1, 2003. The amount recorded on the balance sheet for the leased facility was $157.5 million.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On October 30, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novartis Corporation, Novartis Biotech Partnership, Inc. (“Novartis Biotech”), an indirect wholly owned subsidiary of Novartis AG (“Novartis”) and an indirect subsidiary of Novartis Corporation, and Novartis, as guarantor. Pursuant to the terms of the Merger Agreement, Novartis Biotech will merge with and into our company, with our company as the surviving corporation and becoming an indirect subsidiary of Novartis Corporation and an indirect wholly owned subsidiary of Novartis. Upon completion of the merger, each share of our common stock not held by Novartis or any of its subsidiaries, our company or any of our subsidiaries or a stockholder of our company who perfects appraisal rights, will be converted into the right to receive $45.00 per share in cash, without interest. The merger is subject to stockholder approval and satisfaction of other customary conditions, including governmental and regulatory approvals. On February 6, 2006, the European Commission adopted a decision pursuant to Article 6(1)(b) of the Council Regulation (EC) No. 139/2004 declaring the combination compatible with the common market. This follows approval by the U.S. Federal Trade Commission in December 2005 and clearance by the Committee on Foreign Investment in the United States under Exon-Florio in January 2006. We expect that the transaction will be completed in the second quarter of 2006.

Immediately prior to signing the merger agreement, we gave notice to Novartis that we were exercising our right under the Subscription Agreement, dated as of November 20, 1994, as amended, with Novartis (as successor to Ciba-Geigy) to require Novartis or its affiliate to purchase shares of our common stock for an aggregate purchase price of $300.0 million at a per share purchase price of $43.50. On December 8, 2005, we closed on this sale.

On February 24, 2006 Schering AG notified Chiron of its intention to exercise its option under the Regulatory Filing, Development and Supply Agreement to purchase or lease all assets used by Chiron in the manufacture for Schering of BETASERON® interferon beta-1b products and all contractual rights at their fair market or lease value. The purchase/lease option is subject to the closing of the proposed acquisition of Chiron by Novartis AG. The agreement requires that the value be determined by an independent third party mutually agreed upon by both parties.

On March 16, 2006, we announced a recall and withdrawal of MORUPAR®, our measles, mumps and rubella (MMR) vaccine.  We previously supplied MORUPAR® vaccine to customers in a limited number of developing countries, largely via the United Nations Children’s Fund (UNICEF) and the Pan American Health Organization (PAHO), and to Italy.  Results of pharmacovigilance surveillance in Italy suggest that MORUPAR® vaccine may be associated with a higher reported rate of adverse events following immunization than other MMR vaccine products.  We expect to work with the World Health Organization (WHO) to assist it in conducting a risk-benefit analysis to determine whether UNICEF or PAHO will require a limited quantity of the existing inventory of MORUPAR® vaccine for their ongoing public health programs.  We have written-off in 2005 approximately $6.0 million of MORUPAR® inventory as a result of the withdrawal and recorded approximately $1.7 million of product returns reserves in 2005 in connection with expected returns of 2005 product sales from the recall.

Introduction

We are a global biopharmaceutical company that participates in three healthcare markets: Blood Testing, vaccines, and biopharmaceuticals. Our revenues, which totaled $1.9 billion in 2005, consist of product sales, revenues from a joint business contractual arrangement, collaborative agreement revenues, royalty and license fee revenues and other revenues, primarily consisting of contract manufacturing and grant revenues. Our research and development efforts are focused on developing products for oncology and infectious and pulmonary disease.

Blood Testing

Our Blood Testing segment is dedicated to improving blood safety through the development and sale of novel blood-screening assays and equipment that protect the world’s blood supply. Our Blood Testing segment, which reported total revenues of $555.7 million in 2005, is a world leader in nucleic acid testing, or NAT, blood screening with a leading position in the U.S, and a strong presence in Europe and Asia. The segment also generates revenues from a joint business contractual arrangement, a collaboration agreement, royalties and license fees.

Our Blood Testing segment consists of two separate collaborations: an alliance with Gen-Probe Incorporated (Gen-Probe) for NAT products, and a joint business contractual arrangement with Ortho-Clinical Diagnostics, Inc. (Ortho-Clinical Diagnostics) for immunodiagnostic products. Our collaboration with Gen-Probe was formed in 1998 and focuses on developing and commercializing NAT products to screen donated blood, plasma, organs and tissue for viral infection. We sell the collaboration’s assays and instruments to blood banks under the PROCLEIX® brand name. Our joint business contractual arrangement with Ortho-Clinical Diagnostics was formed in 1989 to develop and sell immunodiagnostic tests to detect retroviruses and hepatitis viruses in blood. Ortho-Clinical Diagnostics manufactures and sells the assays and instrument systems. Chiron and Ortho-Clinical Diagnostics share equally in the profit of the contractual arrangement. Our Blood Testing segment also earns royalties and license fees from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets.

Research and development is focused on programs to improve blood safety, including the development of an enzyme conversion system that converts groups A, B and AB red blood cells to enzyme-converted universal blood group O, and the development of a blood screening assay for variant Creutzfeldt-Jakob disease (vCJD).

Vaccines

Our vaccines segment is the fifth largest vaccines business in the world with total revenues of $602.1 million in 2005. We offer approximately 20 pediatric and adult vaccines including influenza, meningococcal, travel and pediatric vaccines. These vaccines have protected millions of people globally from potentially fatal diseases such as influenza, polio, rabies and meningococcal disease. We market our vaccines primarily in the United States, Germany, Italy and the United Kingdom.

Our heritage in vaccines is traced to the three European manufacturers we acquired over the past two decades, all of which were originally founded 100 or more years ago: Italy-based Sclavo was acquired in 1992, Germany-based Behring was acquired in 1998 and United Kingdom-based PowderJect Pharmaceutical plc, or PowderJect, was acquired in July 2003. We acquired FLUVIRIN® influenza virus vaccine as part of our acquisition of PowderJect.

Our vaccines segment research and development is focused on developing next generation influenza manufacturing capability, including our cell culture derived influenza vaccine, developing new vaccines for pandemic preparedness, and broadening our meningococcal franchise.

Biopharmaceuticals

Our biopharmaceuticals segment researches, develops, manufactures and markets a range of therapeutic products for cancer and infectious and pulmonary disease. The biopharmaceutical segment, which includes both product sales and royalties, reported total revenues of $629.0 million for the year 2005. Our marketed products include TOBI® tobramycin solution for inhalation, USP for pseudomonal lung infections in cystic fibrosis patients; PROLEUKIN® (aldesleukin) for injection for metastatic melanoma and renal cell carcinoma; and BETASERON® (interferon beta-1b) for subcutaneous injection for multiple sclerosis. In January 2006, the European Commission granted marketing approval to Chiron for CUBICIN® (daptomycin), a first-in-class IV antibiotic, adding another commercial product to our portfolio. The marketing approval was granted in the 25 member states of the European Union, Iceland, Liechtenstein and Norway. Under the approval, CUBICIN® is indicated for the treatment of complicated skin and soft-tissue infections (cSSTI) caused by Gram-positive bacteria. Research and development efforts are focused in the areas of oncology and infectious and pulmonary disease including the development of tobramycin inhalation powder, or TIP, a new tobramycin product with an enhanced method of delivery and the clinical advancement of tifacogin for the treatment of severe community-acquired pneumonia. Our oncology pipeline includes CHIR-258, a growth factor kinase inhibitor, CHIR-12.12, an anti CD-40 monoclonal antibody and CHIR-265, a Raf kinase inhibitor.

Royalties and License Fee Revenue

We earn royalty and license fee revenue in all three segments by licensing some of our key intellectual property in areas such as hepatitis C and HIV. In addition, we generate royalties through agreements with development and marketing partners, including royalties from Schering AG’s sales of BETAFERON® (interferon beta-1b) in Europe. Some royalties and license fees are not considered to be associated with any particular business segment and are recorded separately in the segment data as Other Royalty and License Fee Revenues. Financial information for the reportable segments is included in Note 18, “Segment Information” of Notes to Consolidated Financial Statements.

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

We received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN®  vaccine and the suspension by the MHRA of our license. In February 2005, after having previously commenced an informal inquiry, the Securities and Exchange Commission, or SEC, notified us that it would commence a formal investigation into whether we or our employees violated any federal securities laws in connection with these developments regarding FLUVIRIN® vaccine, and Chiron subsequently received subpoenas from the SEC requesting production of certain documents relating to our Liverpool facility and FLUVIRIN® vaccine. In February 2006, the SEC notified us that it had decided to terminate its investigation, and that no enforcement action had been recommended against us. We also received a voluntary request for information from the United States House of Representatives, Energy and Commerce Committee, Subcommittee on Oversight and Investigations requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office, the SEC staff and Congressional staff. Additional investigations regarding these matters may arise.

In addition, we and certain of our officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN® vaccine which are described above in Part I, Item 3, “Legal Proceedings.” Certain distributors and other parties with whom we had contracted to supply FLUVIRIN® vaccine are considering or have communicated claims against us as a result of our inability to supply FLUVIRIN® vaccine, and additional parties may do so in the future. On January 27, 2005, the U.S. Centers for Disease Control and Prevention, or CDC, terminated its contracts with us for the supply of FLUVIRIN® vaccine for default on the basis of our failure to supply such vaccine to the U.S. government for the 2004-2005 influenza season. The CDC has reserved the right to hold us liable for any excess costs it may have incurred in replacing any FLUVIRIN® vaccine that we failed to deliver and further has reserved all other remedies provided under the contract. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused us to incur substantial expense and have required significant time and attention from our management and will continue to do so in the future and could result in civil action and/or criminal proceedings against us. The results of any such investigations, proceedings or disputes could have a material adverse effect on our consolidated financial position and results of operations and/or cash flow.

Although the MHRA has lifted its suspension of our license to manufacture FLUVIRIN® vaccine, we expect to incur additional expenses in connection with ongoing FLUVIRIN® vaccine matters, which could be material, including in connection with (1) our continuing remediation efforts at our Liverpool facility; and (2) responding to private lawsuits and other claims and investigations that exist or may arise.

BEGRIVAC™ vaccine is manufactured at our facility in Marburg, Germany. In July 2005, we reported that we would be unable to supply any BEGRIVAC™ vaccine doses for the 2005-2006 influenza season due to a product sterility issue and wrote off our existing product inventory resulting in charges of $18.0 million to cost of sales in 2005. Investigation of the product sterility issue has been completed and implementation of remedial measures and facility modifications is underway. Our inability to supply BEGRIVAC™ vaccine as planned to non-U.S. markets for the 2005-2006 influenza season or, if remedial efforts are delayed or not successful, future seasons could have a material adverse affect on our business and results of operations. In addition, it is possible that distributors and other parties with whom we had contracted to supply influenza vaccine may make claims against us as a result of Chiron not supplying influenza vaccine. Any such claims may cause us to incur substantial expense and require significant time and attention from our management. The results of any such claims could have a material adverse effect on our consolidated financial position and results of operations and/or cash flow.

Our previous inability to supply influenza vaccines has led to loss of market share and may lead to loss of additional market share in future seasons. Following the announcement of our FLUVIRIN® license suspension, competitors announced plans to introduce influenza vaccine products in the United States and sought expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may continue to choose to purchase influenza vaccine from other providers as their products become available in the United States. Loss of market share in the United States or foreign markets could have a material adverse effect on our business and results of operations. Delays in start-up procedures for ramping up to full production and normal manufacturing issues inherent in the complexity of influenza vaccine production had adversely affected the amount of FLUVIRIN® vaccine that we were able to produce for the 2005-2006 influenza season and may result in further loss of market share.

For additional information concerning the risks we face as a result of these influenza vaccine developments, see “Factors That May Affect Future Results—Developments with respect to influenza vaccines over the past year may harm our business and results of operations.” For additional information on the U.S. Attorney’s investigation, SEC investigation and private lawsuits and other claims, see Part I, Item 3. “Legal Proceedings” of this report on Form 10-K.

Summary Consolidated Financial Data

Following is an analysis and discussion of our operating results on a consolidated basis, which is followed by a description of our most critical accounting policies and use of estimates and more detailed analysis and discussion of our operating results by segment and our liquidity and capital resources.

				$ Change		% Change
	Year Ended December 31,			2005 vs.	2004 vs.	2005 vs.	2004 vs.
	2005	2004	2003	2004	2003	2004	2003
	($ in 000’s, except per share data)
Product sales, net	$1,421,494	$1,268,303	$1,345,833	$153,191	$(77,530)	12.1%	(5.8)%
Revenue from joint business arrangement	136,701	118,246	108,298	18,455	9,948	15.6%	9.2%
Royalty and license fee revenues	317,006	289,561	250,142	27,445	39,419	9.5%	15.8%
Other revenues	31,394	29,201	43,526	2,193	(14,325)	7.5%	(32.9)%
Total revenues	1,919,679	1,723,355	1,766,361	196,324	(43,006)	11.4%	(2.4)%
Gross profit margin	48%	47%	58%
Research and Development expenses	433,891	431,128	409,806	2,763	21,322	0.6%	5.2%
Selling, general and administrative expenses	501,193	459,502	380,388	41,691	79,114	9.1%	20.8%
Purchased in-process research and development	—	9,629	45,300	(9,629)	(35,671)	(100.0)%	(78.7)%
Impairment loss on acquired intangible assets	15,658	—	—	15,658	-	100.0%	—
Income from continuing operations	180,470	54,063	220,338	126,407	(166,275)	233.8%	(75.5)%
Diluted earnings per share from continuing operations	$0.94	$0.28	$1.15	$0.66	$(0.87)	235.7%	(75.7)%

2005 compared with 2004

Income from continuing operations was $180.5 million or $0.94 per diluted share and $54.1 million or $0.28 per diluted share in 2005 and 2004, respectively.

Income from continuing operations increased in 2005 as compared with 2004 primarily due to $96.5 million of FLUVIRIN® sales in 2005 for the 2005-2006 influenza season, a $91.3 million charge to cost of sales in 2004 resulting from the write-off of our entire FLUVIRIN® vaccine inventory in the third quarter of 2004 and $18.3 million lower amortization expense in 2005, primarily resulting from a revision of estimated future sales. In 2004, we did not have any FLUVIRIN® sales for the 2004-2005 influenza season. The lower amortization expense related to certain developed product technologies from our acquisition of

PowderJect, which are amortized under the estimated sales method over ten years. These factors were offset by a lost contribution from sales of BEGRIVAC™ influenza virus vaccine as there were no sales of BEGRIVAC™ vaccine in 2005 as compared with $52.7 million of sales in 2004, FLUVIRIN® vaccine remediation costs charged to cost of sales of $28.1 million in 2005 and $2.6 million in 2004, and the impairment loss in 2005 of $15.6 million on acquired intangible assets from our acquisition of PowderJect.

Revenues increased in 2005 as compared with 2004 primarily due to increased product sales, increased royalty and license fee revenue and increased revenues from the joint business arrangement. The change in total revenues was attributable in part to the movement in exchange rates, in particular the movements in the Euro and British Pound against the U.S. dollar. The movement in exchange rates had a minimal impact on total revenues in 2005. However, since our Euro and British Pound denominated expenses have also changed due to the movement in exchange rates, our income per share from continuing operations decreased $0.01 per diluted share in 2005, due to higher expenses compared with revenues denominated in Euros and British Pounds.

Product sales increased in 2005 as compared with 2004 primarily due to $96.5 million of FLUVIRIN® sales in 2005 for the 2005-2006 influenza season. In 2004, we did not have any FLUVIRIN® sales for the 2004-2005 influenza season. Product sales also increased due to increases in sales of our travel vaccines, PROCLEIX® product sales, TOBI® tobramycin, Meningococcal vaccines and BETASERON® interferon beta 1b. These increases were offset primarily by no sales of BEGRIVAC™ vaccine in 2005 as compared with $52.7 million of sales in 2004, and decreases in sales of our pediatric and other vaccines and PROLEUKIN® (aldesleukin).

Revenues from joint business arrangement increased in 2005 as compared with 2004 due to higher profitability realized by the joint business arrangement

Royalty and license fee revenues increased in 2005 as compared with 2004 primarily due to recognition of royalties from a settlement with a third party on patents owned by Rockefeller University, for which we are the exclusive licensee, increased BETAFERON® product royalties, increase in royalties from Roche for use of our patents in the blood screening and plasma fractionation markets and increase in royalties from our hepatitis C virus agreement with Roche. These increases are offset by $40.0 million in royalties relating to the September 2004 Roche settlement recognized in 2005, as compared with recognition of $46.0 million in the 2004.

In 2005, gross profit margin increased to 48% from 47% in 2004 primarily due to $96.5 million of FLUVIRIN® sales in 2005 for the 2005-2006 influenza season and a $91.3 million charge to cost of sales in 2004 resulting from the write-off of our entire FLUVIRIN® vaccine inventory in the third quarter of 2004. In 2004, we did not have any FLUVIRIN® sales for the 2004-2005 influenza season. These factors were offset by a lost contribution from sales of BEGRIVAC™ influenza virus vaccine as there were no sales of BEGRIVAC™ vaccine in 2005 as compared with $52.7 million of sales in 2004 and FLUVIRIN® vaccine remediation costs charged to cost of sales of $28.1 million in 2005 and $2.6 million in 2004.

Gross profit margins do not include amortization expense from acquired developed products, an intangible asset related to business combinations.

The main components of the increase in research and development expenses in 2005 as compared with 2004 relate to the cost of development efforts in our oncology, and meningococcal vaccine franchises, tifacogin and cell culture-derived influenza vaccine program. These increases were partially offset by research and development programs that had been discontinued prior to 2005.

The increase in selling, general and administrative expenses in 2005 as compared with 2004 was due to a broad range of activities including costs associated with the proposed merger between Chiron and Novartis AG, pre-launch costs for CUBICIN® daptomycin in Europe, higher employee-related costs, costs related to compliance with the Sarbanes-Oxley Act, and higher FLUVIRIN® vaccine-related legal costs.

The effective tax rate for 2005 was 11.0% of pretax income from continuing operations. The effective tax rate for 2004 was 28.2% of pretax income from continuing operations, including the charge for purchased in process research and development related to the Sagres acquisition, which was not tax deductible, and 25.0% of pre-tax income excluding such charge. The effective tax rate was higher in 2004 principally due to the impact of inter-company transfers of certain product rights in 2004, which increased foreign income taxes. There were no such transfers of product rights in 2005. Further, the effective tax rate in 2005 also includes increased benefits from state tax credits and certain foreign tax benefits which are, as a percentage of pre-tax income, higher than would be the case with higher levels of pre-tax income from FLUVIRIN® influenza vaccine sales. We do not consider this tax rate to be indicative of our effective tax rate going forward. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

2004 compared with 2003

As described above, there were no sales of FLUVIRIN® vaccine for the 2004-2005 season. Sales of FLUVIRIN® influenza vaccine were $219.2 million for the year ended December 31, 2003. A contractual decline in the BETASERON® interferon beta-1b royalty rate, described in more detail below, resulted in a $34.8 million decline in total revenues for the twelve months ended December 31, 2004. Our total revenues were affected by the movement in exchange rates, in particular the movements in the Euro and British Pound against the U.S. dollar. The movement in exchange rates added approximately 3% to our total revenues for the twelve months ended December 31, 2004. As described above, we wrote-off our entire FLUVIRIN® product inventory, resulting in a $91.3 million charge to cost of sales, incurred remediation costs associated with our Liverpool facility of $2.6 million, and incurred legal expenses of $12.1 million related to the FLUVIRIN® vaccine developments discussed above under “Influenza Virus Vaccines Recent Events”, which decreased diluted earnings per share by approximately $0.42 for the twelve months ended December 31, 2004. Also since our Euro and British Pound denominated expenses have increased due to the movement in exchange rates, our earnings per share from continuing operations declined $0.08 per diluted share for the twelve months ended December 31, 2004, as our expenses denominated in Euros and British Pounds exceeded our revenues denominated in those currencies.

Product sales decreased in 2004 as compared with 2003 as there were no FLUVIRIN® influenza vaccine sales for the 2004-2005 season. The decrease in FLUVIRIN® vaccine sales was partially offset by increased sales in PROCLEIX® product sales, TOBI® tobramycin inhalation solution, other influenza vaccines products, PROLEUKIN® (aldesleukin) and travel vaccines. Sales of PROCLEIX® product sales and TOBI® tobramycin products increased 25% and 24%, respectively, in 2004 as compared with 2003.

Royalty and licenses fees increased significantly in 2004 compared with 2003 due to the Roche settlement regarding our HIV patent in the U.S. The settlement included a $78.0 million lump sum payment, of which $14.0 million was recognized in the third quarter 2004. In addition, the settlement resulted in $31.8 million of previously deferred royalty and license payments, being recognized in the third quarter 2004. The impact of these items from the Roche settlement was an approximate $0.18 increase in diluted earnings per share for 2004. Royalties and license fees also increased $7.9 million from a non-exclusive license we granted to the German Red Cross and $6.5 million from a licensing agreement with LabCorp.

Other revenues declined due to $14.4 million of revenue in 2003 from the Biogen and Serono settlements in connection with certain patents owned by Chiron and licensed exclusively to Schering AG’s U.S. subsidiary, Berlex Laboratories.

In 2004, gross profit margin decreased to 47% from 58% in 2003, primarily due to the write-off of our entire inventory of FLUVIRIN® vaccine, resulting in a $91.3 million charge to cost of sales in the third quarter 2004, as well as the fact that there were no FLUVIRIN® vaccine sales for the 2004-2005 season. In addition, remediation costs of $2.6 million associated with our Liverpool facility were included in cost of sales in 2004. The effect of the FLUVIRIN® vaccine charge and remediation costs resulted in a 7 point decrease in our gross profit margin percentage in 2004. Gross profit margin was also negatively impacted by reduced sales and margins of the MENJUGATE® product, which decreased our gross profit margin by 2 percentage points when comparing 2004 with 2003.

Gross profit margins do not include amortization expense from acquired developed products, an intangible asset related to business combinations.

The main components of the increase in research and development expenses in 2004 as compared with 2003 include our infectious disease franchise, primarily tifacogin, our oncology franchise, our meningococcus vaccine franchise and our flu cell-culture program. These increases were partially offset by the discontinuance of development of tezacitabine and PA-2794. In addition, 2003 included expenses related to the in-licensing of CUBICIN® (daptomycin) and technology from ZymeQuest Inc. and Infectio Diagnostic Inc.

The increase in selling general and administrative expenses in 2004 as compared with 2003 mainly reflects an $18.0 million increase due to the movement in the Euro and British Pound exchange rates, $12.3 million from a full year of PowderJect expenses and $12.1 million in legal expenses related to the FLUVIRIN® developments discussed above under “Influenza Virus Vaccines Recent Events”. The remaining increase in selling, general and administrative expenses is primarily due to defense of our patents and technology, on-going marketing and pre-launch programs to support the continued growth of our business and investment in geographic penetration for our products and costs related to compliance with the Sarbanes-Oxley Act.

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

•       Goodwill and intangible assets—The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. For the PowderJect acquisition, we initially allocated $451.8 million of the purchase price to goodwill in the third quarter 2003. In the fourth quarter 2003, the allocation of the purchase price changed as we completed the strategic assessments of the value of certain research and development projects and adjusted the purchased in-process research and development, and upon finalization of certain estimates. Accordingly, goodwill associated with the PowderJect acquisition was adjusted to $503.0 million in the fourth quarter 2003. During 2004, we completed the planned divestiture of certain research operations in Madison, Wisconsin and Oxford, United Kingdom and certain vaccines operations in Sweden, we adjusted the previously recorded obligation related to an assumed defined benefit plan, revised estimates of exit costs associated with certain contractual obligations under supply and research agreements related to the divested research operations and other direct acquisition costs, and revised estimates of certain receivables and insurance estimates. The net impact of these items resulted in an increase to goodwill associated with the PowderJect acquisition of $17.9 million and goodwill was adjusted from $503.0 million in 2003 to $520.9 million in 2004. Once it is established, we must test goodwill annually for impairment using a two-step process as required by SFAS No. 142, Goodwill and Other Intangible Assets. In addition, in certain circumstances, we must assess if goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives must be tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When we conduct our impairment tests for goodwill and intangibles, factors that are considered important in determining whether impairment might exist include significant continued under-performance compared to peers, significant changes in the underlying business and products of our reporting units, or other factors specific to each asset or reporting unit being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. For example, in the third quarter of 2005, we recognized an impairment loss of $14.5 million on acquired intangible assets from our acquisition of PowderJect related to ARILVAX™, a yellow fever vaccine. This impairment loss was due to a focus of our resources towards the influenza market, resulting in a reduction of the expected activity for ARILVAX™.

The accounting policies of our reportable segments are the same as those described in Note 1, “The Company and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.

Certain minor arithmetical variances between the following narrative and the Consolidated Financial Statements may arise due to rounding.

Results of Operations

Blood Testing

				$ Change		% Change
	Year Ended December 31,			2005 vs.	2004 vs.	2005 vs.	2004 vs.
	2005	2004	2003	2004	2003	2004	2003
	($ in 000’s, except percentages)
Product sales, net:
PROCLEIX® products	$273,407	$249,809	$200,066	$23,598	$49,743	9.4%	24.9%
Ortho-clinical Diagnostics	31,298	27,844	28,391	3,454	(547)	12.4%	(1.9)%
	304,705	277,653	228,457	27,052	49,196	9.7%	21.5%
Revenue from joint business arrangement	136,701	118,246	108,298	18,455	9,948	15.6%	9.2%
Collaborative agreement revenues	7,222	8,044	9,012	(822)	(968)	(10.2)%	(10.7)%
Royalty and license fee revenues	106,045	89,192	75,407	16,853	13,785	18.9%	18.3%
Other revenues	1,031	979	466	52	513	5.3%	110.1%
Total Blood Testing revenues	$555,704	$494,114	$421,640	$61,590	$72,474	12.5%	17.2%
Gross profit margin	41%	42%	41%
Research and development expenses	$27,966	$29,238	$32,469	$(1,272)	$(3,231)	(4.4)%	(10.0)%
Selling, general and administrative expenses	$46,024	$41,885	$40,206	$4,139	$1,679	9.9%	4.2%

Product sales

PROCLEIX® Products   On January 15, 2004, the PROCLEIX® ULTRIO® Assay for HIV-1/HCV/HBV received European CE marking for use on the semi-automated PROCLEIX® System, and on December 14, 2004, the PROCLEIX® ULTRIO® Assay received European CE marking for use on the fully automated, high throughput PROCLEIX® TIGRIS® System. Under a collaboration agreement with Gen-Probe, we market and sell the PROCLEIX® HIV-1/HCV Assay, the PROCLEIX® ULTRIO® Assay and related instrument systems. In addition to selling directly in the U.S., we also sell in various international markets, directly and through distributors. We record revenue based upon the reported results obtained from the customer from the use of assays to screen donations or upon sale and delivery of the assays, depending on the underlying contract. In the case of equipment sales or leases, we record revenue upon the sale and transfer of the title to the instrument or ratably over the life of the lease term, respectively. For the provision of service on the instruments, we recognize revenue ratably over the life of the service agreement.

The increase in product sales in 2005 as compared with 2004 was primarily due to (i) $20.6 million from the conversion to the PROCLEIX® ULTRIO® Assay from the PROCLEIX® HIV-1/HCV Assay outside the U.S. and from continued penetration into several markets abroad and (ii) $4.7 million from instrument sales and services in the U.S. These increases were partially offset by a $1.7 million decline in donations in the U.S.

The increase in product sales in 2004 as compared with 2003 was primarily due to (i) $19.6 million for the introduction of the West Nile Virus Assay on an investigational-use basis in the U.S. in March 2003, which had a full year of sales in 2004, (ii) $17.0 million for the continued penetration into several markets abroad and (iii) $10.4 million for market share gains in the U.S. for the PROCLEIX® HIV-1/HCV Assay.

Under a collaboration agreement with Gen-Probe, we market and sell the PROCLEIX® HIV-1/HCV Assay, the PROCLEIX® ULTRIO® Assay and related instrument systems. The Food and Drug Administration, or FDA, notified Gen-Probe on October 3, 2005 that it considers the PROCLEIX® TIGRIS® System “not substantially equivalent” to the enhanced semi-automated PROCLEIX® System (eSAS) for screening donated human blood with the PROCLEIX® ULTRIO® Assay. The FDA made this determination in response to Gen-Probe’s 510(k) application for the TIGRIS system. Gen-Probe is in discussions with the FDA to resolve the outstanding issues.

Ortho-Clinical Diagnostics   Under our joint business contractual arrangement with Ortho-Clinical Diagnostics, we manufacture bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. The increase in 2005 as compared with 2004 primarily related to $3.5 million from the timing of manufacturing services under the arrangement for Ortho-Clinical Diagnostics. Sales in 2004 as compared with 2003 remained consistent. We also supply bulk antigens for Ortho-Clinical Diagnostics to be included in products to be sold by Bayer under a June 2001 agreement with Ortho-Clinical Diagnostics and Bayer Corporation (see also “Royalty and license fee revenues—Bayer” below).

We expect competitive pressures related to our Blood Testing products to continue, primarily as a result of the introduction of competing products into the market, as listed in Part I, Item 1. “Business—Competition” above.

Revenues from joint business arrangement   The increase in revenue from the joint business arrangement in 2005 as compared with 2004 was primarily due to $19.6 million from higher profitability realized by the joint business arrangement offset by a decline of $2.2 million in royalties. The increase in revenue from joint business arrangement in 2004 as compared with 2003 was primarily due to (i) $9.8 million for higher profits from Ortho-Clinical Diagnostics’ U.S. operations and foreign affiliates and (ii) $5.3 million for an increase in royalties. These increases were partially offset by reorganization charges from the joint business arrangement of $4.5 million and a one-time benefit of $4.3 million for the three months ended March 31, 2003 due to a change in estimate from a three-month lag to a one-month lag relating to non-U.S. affiliate sales. Prior to the first quarter of 2003, we accounted for revenues relating to Ortho-Clinical Diagnostics’ non-U.S. affiliate sales on a one-quarter lag. More current information is now available to us and as such, we now recognize revenues relating to non-U.S. affiliate sales on a one-month lag, consistent with the method of how we recognize revenues relating to Ortho-Clinical Diagnostics’ sales for the U.S. portion of Ortho-Clinical Diagnostics’ operations. For more information on this, see “Critical Accounting Policies and the Use of Estimates.”

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

Royalty and license fee revenues   Our Blood Testing segment earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing our hepatitis C virus (HCV) and HIV-related (HIV) patents, for use in the blood screening and plasma fractionation markets. Our Blood Testing segment also earns license fees related to our HCV and HIV patents for technologies used by third parties to develop products for use in the blood screening and plasma fractionation markets. Royalty revenues earned from diagnostic products are included in our other segment.

The increase in royalty and license fee revenues in 2005 as compared with 2004 was primarily due to (i) $13.5 million in royalties from the Roche settlement, (ii) $7.6 million in royalties from Roche due to rate increases resulting from certain countries entering the EU and an increase in reported donations, (iii) $7.0 million in fees and royalties from our licensing agreement with LabCorp, (iv) $6.3 million in license fees under our license agreements with the German Red Cross for the use of our hepatitis C virus (HCV) technology for use in molecular probe “home brew” blood screening and (v) $2.7 million from a settlement with the SNBTS regarding our HCV and HIV patents. These increases were partially offset by (i) $10.1 million recognized in the third quarter of 2004 for deferred revenues and a non-refundable portion of the Roche settlement reached in September 2004, as described below, (ii) $7.9 million in the third quarter of 2004 due to recognition of a portion of the license fee under our license agreements with the German Red Cross for the use of our HIV-1 and hepatitis C virus (HCV) technology for use in molecular probe “home brew” blood screening and (iii) $6.5 million in the fourth quarter of 2004 under our licensing agreement with LabCorp for our HCV intellectual property for nucleic acid testing (NAT).

The increase in royalty and license fee revenues in 2004 as compared with 2003 was primarily due to (i) $10.1 million for the settlement with Roche, as described below, (ii) $7.9 million due to recognition of a portion of the license fee under our license agreements with the German Red Cross for the use of our HIV-1 and HCV technology for use in molecular probe “home brew” blood screening and (iii) $6.5 million under our licensing agreement with LabCorp for our HCV intellectual property for nucleic acid testing (NAT). These increases were partially offset by a $7.0 million license fee from Baxter A.G. related to our HCV and HIV technology for use in the plasma fractionation market in 2003 and a $4.0 million one-time payment relating to back royalties, which was recognized in 2003.

Roche settlement   In October 2000, we entered into three license agreements with Roche and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for the use of our hepatitis C virus and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostic products. See “Other—Royalty and license fee revenues” below. The third agreement relates to blood screening.

An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. As permitted under the terms of its licensing agreement, Roche decided to institute arbitration proceedings in regard to the application of the U.S. patent. Our Blood Testing segment had deferred recognition of royalties received and royalties accrued under the patent until the resolution of this dispute. On September 10, 2004, we reached a settlement agreement with Roche. Under the terms of the settlement agreement, royalties received prior to March 31, 2004 became non-refundable. For discussion regarding the impact of this settlement on our in vitro diagnostics products, see “Other—Royalty and license fee revenue” below. Accordingly, in 2004, our Blood Testing segment recognized revenue of $5.5 million for royalties up until June 30, 2004, which had previously been deferred. Also under the settlement agreement, in 2005, we received a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. For 2005, we recognized an aggregate of $40.0 million, with $26.5 million of revenue from this settlement recognized in our other segment and $13.5 million of revenue from this settlement recognized in our Blood Testing segment.  Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0 million. The amount of the refund available to Roche decreases in increments over the quarters of 2005 and 2006. As such, we are recognizing $64.0 million of the $78.0 million payment as revenue during 2005 and 2006. This revenue will be split between our Blood Testing segment and our other segment. The remaining $14.0 million is non-refundable and was recognized as revenue in 2004, of which, $9.3 million has been recognized as revenue in our other segment and $4.7 million has been recognized as revenue in our Blood Testing segment. We expect to recognize the remaining $24.0 million during 2006. Currently the applicable issued HCV-related patents expire in 2015 for the U.S. and in 2010 for Europe. The applicable issued HIV-related patent in Europe expired in October 2005.

Revenues under these blood screening agreements were $79.8 million, $69.0 million and $61.8 million in 2005, 2004 and 2003, respectively. The $79.8 million in 2005 includes $13.5 million of nonrefundable revenue under the September 10, 2004 settlement agreement with Roche, as discussed above. The $69.0 million in 2004 includes the $5.5 million of previously deferred revenue recognized in 2004 and the $4.7 million (for an aggregate of $10.1 million) of nonrefundable revenue recognized in 2004 under the September 10, 2004 settlement agreement with Roche, as discussed above. The impact on revenues in 2005 and 2004 from these items from the September 10, 2004 settlement with Roche is summarized under “Other—Royalty and license fee revenues” below.

German Red Cross Settlement   We have granted a non-exclusive license to the German Red Cross for use of our HIV-1 and HCV technology for use in molecular probe “home brew” blood screening through 2008. Of this license fee payment, $3.2 million and $7.9 million were recognized as royalty and license fee revenues in 2005 and 2004, respectively, and the remaining balance of $4.5 million is expected to be recognized through 2008, as the cancellation privilege in the related agreements expires. In addition, the German Red Cross has the option to license our patents beyond 2008 upon payment of an additional fee. In 2005 we recognized $6.3 million of revenue from the exercise of certain of these options by the German Red Cross. The licensing terms also cover potential past infringements.

LabCorp   We have entered into a licensing agreement for our hepatitis C virus intellectual property for nucleic acid testing. The agreement gives LabCorp, including its subsidiary, National Genetics Institute, a semi-exclusive license to use our patented HCV NAT technology in screening plasma donations in the United States, subject to existing licenses and certain conditions. In 2004, we recognized a $6.5 million fee associated with this agreement. Revenue under this agreement was $7.0 million in 2005.

Scottish National Blood Service   In 2005, we reached a $2.7 million settlement with the Scottish National Blood Transfusion Service regarding certain of our HCV and HIV patents which was recognized as revenue in 2005.

Baxter A.G.   In June 2003, we entered into two license agreements with Baxter A.G. related to our HCV and HIV technology for use in the plasma fractionation market. Revenues under these agreements were $0.9 million, $1.3 million and $8.6 million in 2005, 2004 and 2003, respectively. We recognized a license fee of $7.0 million for these agreements in the second quarter 2003.

Bayer   In June 2001, Chiron and Ortho-Clinical Diagnostics entered into an agreement with Bayer Corporation (Bayer) for the clinical diagnostic market. Under this agreement, Bayer manufactures and sells certain of Ortho-Clinical Diagnostics’ HCV and HIV immunodiagnostic products for use on Bayer’s instrument platforms. Bayer paid us a license fee of $45.3 million, which we deferred (due to our continuing manufacturing obligations) and began recognizing as revenue in the third quarter 2001. We are recognizing the remaining amount ratably through 2010.

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

Gross profit margin   The decrease in gross profit margin in 2005 as compared with 2004 was primarily due to additional support and service costs associated with our fully automated, high throughput PROCLEIX® TIGRIS® System.

Gross profit margin increased in 2004 as compared with 2003 due to a positive impact by an adjustment to cost of goods sold in 2004 pursuant to our collaboration agreement with Gen-Probe. The Blood Testing gross profit margin benefited from an amendment in November 2003 to the worldwide blood screening collaboration agreement between Chiron and Gen-Probe in order to adopt permanent, fixed revenue shares for each party. Effective January 1, 2004, Gen-Probe’s share was set at 45.75% of net revenues for assays, that include a test for HCV. For commercial assays, that do not test for HCV, such as the  PROCLEIX® WNV Assay, the agreement remains unchanged with each party retaining 50% of the net revenues after deduction of specified expenses.

Blood Testing gross profit margin may fluctuate in future periods as the Blood Testing product and customer mix changes.

Research and development expenses   The decrease in research and development expenses in 2005 as compared with 2004 was primarily due to $7.5 million decrease in costs relating to our nucleic acid testing products, partially offset by $6.2 million for research activities focused primarily on the development of an immunoassay to detect prions in blood that cause variant Creutzfeldt-Jakob disease.

The decrease in research and development expenses in 2004 as compared with 2003 was primarily due to (i) $6.5 million from purchased in-process technology associated with our investment in ZymeQuest, Inc. in 2003 (we are collaborating with ZymeQuest to develop and commercialize a enzymatic conversion system which converts group A, B and AB red blood cells to enzyme-converted group O (ECO®) red blood cells) and (ii) $2.6 million from costs associated with an agreement with Infectio Diagnostics Inc. in 2003, in which we licensed proprietary nucleic acid-based technology for the rapid detection of bacterial contamination in platelets and blood products. These decreases were partially offset by (i) $4.9 million due to the increased development efforts relating to nucleic acid testing products in 2004 and (ii) $1.0 million related to acquisition of in-process technologies in 2004, focused primarily on research into variant Creutzfeldt-Jakob disease.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general and administrative expenses   The increase in selling, general and administrative expenses in 2005 as compared with 2004 was primarily due to $2.5 million to support the geographic expansion of our customer base for the PROCLEIX® HIV-1/HCV Assay in international markets.

The increase in selling, general and administrative expenses in 2004 as compared with 2003 was primarily due to (i) $2.1 million from the support and pre-launch costs associated with the PROCLEIX® TIGRIS® System, a fully automated testing system and (ii) $1.6 million to support the geographic expansion of our customer base for the PROCLEIX® HIV-1/HCV Assay particularly in Latin America and Asia markets. These increases were partially offset by a decrease in other costs of $2.1 million.

We expect continued growth in selling, general and administrative expenses related to nucleic acid testing technology and products as our sales opportunities expand in new markets through anticipated additional nucleic acid testing adoption.

Vaccines

				$ Change		% Change
	Year Ended December 31,			2005 vs.	2004 vs.	2005 vs.	2004 vs.
	2005	2004	2003	2004	2003	2004	2003
	($ in 000’s, except percentages)
Product sales, net:
Influenza vaccines:
Other Influenza vaccines (includes BEGRIVAC™)	$128,900	$151,158	$113,188	$(22,258)	$37,970	(14.7)%	33.5%
FLUVIRIN® vaccine	96,455	2,255	219,240	94,200	(216,985)	4,177%	(99.0)%
Influenza vaccines	225,355	153,413	332,428	71,942	(179,015)	46.9%	(53.9)%
Meningococcal vaccines	43,361	27,739	65,548	15,622	(37,809)	56.3%	(57.7)%
Travel vaccines	147,507	96,864	87,831	50,643	9,033	52.3%	10.3%
Pediatric and other vaccines	164,308	200,948	192,511	(36,640)	8,437	(18.2)%	4.4%
	580,531	478,964	678,318	101,567	(199,354)	21.2%	(29.4)%
Collaborative agreement revenues	4,328	8,646	4,222	(4,318)	4,424	(49.9)%	104.8%
Royalty and license fee revenues	5,184	5,234	12,747	(50)	(7,513)	(1.0)%	(58.9)%
Other revenues	12,058	17,282	13,522	(5,224)	3,760	(30.2)%	27.8%
Total vaccines revenues	$602,101	$510,126	$708,809	$91,975	$(198,683)	18.0%	(28.0)%
Gross profit margin	31%	23%	53%
Research and development expenses	$139,520	$135,380	$129,719	$4,140	$5,661	3.1%	4.4%
Selling, general and administrative expenses	$158,556	$158,569	$135,808	$(13)	$22,761	(0.0)%	16.8%
Amortization expense	$41,218	$59,519	$31,248	$(18,301)	$28,271	(30.7)%	90.5%
Impairment loss on acquired intangible assets	$15,658	$—	$—	$15,658	$—	100%	—

Product sales   We sell influenza, meningococcal, travel, pediatric and other vaccines. Our vaccines are sold in the U.S., Germany, Italy, the United Kingdom, as well as in other international markets.

Influenza vaccines   As described above under “Influenza Virus Vaccines Recent Events,” as a result of recent developments with respect to FLUVIRIN® and BEGRIVAC™ vaccines, we had FLUVIRIN® vaccine sales of $96.5 million in 2005 and no BEGRIVAC™ vaccine sales in 2005. Sales of FLUVIRIN® influenza vaccine were $2.3 million in 2004 for late 2003-2004 influenza season and sales of BEGRIVAC™ influenza vaccine were $52.7 million in 2004.  The decrease in sales of our other influenza vaccines is due to (i) no BEGRIVAC™ sales in 2005 and (ii) a manufacturing upgrade of facilities that produce influenza vaccine for the southern hemisphere. In 2004, sales of our other influenza vaccines to the southern hemisphere were $9.9 million. These decreases were partially offset by price increases for our other influenza vaccines.

In 2004, we had $2.3 million of FLUVIRIN® sales for late 2003-2004 season. Sales of FLUVIRIN® influenza vaccine were $219.2 million in 2003. Sales of our remaining influenza vaccines increased in 2004 as compared with 2003 primarily due to approximately $19.3 million for price increases and $11.2 million for the favorable movement in the Euro to U.S. Dollar exchange rate.

Meningococcal vaccines   The increase in meningococcal vaccines sales in 2005 as compared with 2004 was primarily due to (i) $8.9 million increase in tender sales of MENJUGATE® vaccine in Spain, (ii) $7.8 million of MENZB™ meningococcal B vaccine sales to the Ministry of Health in New Zealand and (iii) a $1.8 million increase in tender sales of MENJUGATE® vaccine in Portugal. These increases are partially offset by a $2.7 million decrease in tender sales of MENJUGATE® vaccine in Australia and a $2.3 million decrease in tender sales of MENJUGATE® vaccine in the United Kingdom.

The decrease in meningococcal vaccines sales in 2004 as compared with 2003 was primarily due to a reduction of $51.1 million in sales of MENJUGATE® vaccine due to significant price erosion and reduced volume due to competition. This decrease was partially offset by sales in 2004 of $13.3 million of MENZB™ meningococcal B vaccine to the Ministry of Health in New Zealand.

Travel vaccines   The increase in travel vaccines sales in 2005 as compared with 2004 was primarily due to: (i) a $27.8 million increase in tick-borne encephalitis (TBE) vaccine sales. Sales in the first quarter of 2004 were lower than in the first quarter of 2005 by $12.0 million due to $15.1 million of sales in the fourth quarter of 2003; TBE vaccines are typically sold in the first half of the year; and in addition, the second and third quarters of 2005 compared with the second and third quarters of 2004 reflected a $17.9 million increase in the TBE vaccine sales due to growth in the overall market and a number of marketing initiatives, (ii) $13.8 million from increased demand for our rabies vaccines in the U.S., primarily due to a product recall from a competitor and price increases, and increased sales to Canada, (iii) $7.5 million from increased demand for our rabies vaccines in Asia and (iv) $7.4 million from increased demand for our rabies vaccines in Europe, primarily due to tender sales to Turkey, Hungary and the U.K. These increases were partially offset by a decline of (i) $3.3 million due to a focus of our resources towards the influenza market and a reduction in activity for ARILVAX™ in 2005. ARILVAX™ remains in our portfolio of trademarks and we may re-enter the yellow fever vaccine market in the future with this product and (ii) $1.5 million in sales of Dukoral vaccine due to the divestiture in the second quarter of 2004 of certain vaccines operations in Sweden acquired in our acquisition of PowderJect.

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

Pediatric and other vaccines   Sales of our pediatric and other vaccines decreased in 2005 as compared with 2004 primarily due to (i) a $24.0 million decline in polio vaccines and measles, mumps and rubella vaccines sales due to product write-offs and a lack of product availability as a result of manufacturing upgrades, (ii) an $8.8 million decrease due to the timing of tender sales for our polio vaccines and measles, mumps and rubella vaccines, (iii) a $6.7 million decline due to the planned divestiture of certain vaccines operations in Sweden in the second quarter of 2004 acquired from our acquisition of PowderJect, (iv) a $14.5 million decrease from the interruption of production of certain vaccines in our Liverpool plant to focus on our remediation efforts at that plant and (v) a $1.7 million decrease due to product returns reserves in 2005 in connection with expected returns of 2005 product sales from the recall of MORUPAR®, our measles, mumps and rubella vaccine. These decreases were partially offset by a $19.2 million increase related to the timing of sales for diphtheria, tetanus and pertussis vaccines.

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

On October 27, 2005, we announced that we won a contract to supply the U.S. government with pre-pandemic influenza vaccine for a stockpile to protect against the H5N1 avian influenza virus strain. Under the agreement with the Department of Health and Human Services (HHS), we agreed to provide a bulk stockpile of H5N1 influenza vaccine, which we expect to produce at our Liverpool manufacturing facility using the U.S.-licensed commercial-scale manufacturing process. On February 24, 2006, we announced that the HHS had agreed to extend delivery terms for this stockpile. Prior to turning to seasonal FLUVIRIN® production, we had produced approximately 70% of the order. We expect to resume work on fulfilling the contract following completion of the FLUVIRIN® vaccine campaign in the fall. On February 24, 2006 we announced that we entered into a contract to supply the UK government with a stockpile of H5N1 influenza vaccine produced at our Siena manufacturing facility. Production of the H5N1 stockpiles vaccine under these agreements is not expected to affect production of our annual influenza virus vaccines. Delivery of the stockpile remains subject to internal and regulatory release procedures.

Collaborative agreement revenues   We recognize collaborative agreement revenues for fees received as we perform research services and achieve specified milestones. Collaborative agreement revenues in 2005 as compared with 2004 decreased primarily due to $2.6 million in lower milestone payments related to an agreement to supply MENZB™ meningococcal B vaccine to the Ministry of Health in New Zealand.

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

GlaxoSmithKline   An agreement with GlaxoSmithKline plc provides for royalties on sales of certain vaccine products. Under this agreement, we recognized $3.2 million, $2.9 million and $7.1 million of such royalties in 2005, 2004 and 2003, respectively.  Royalties were consistent between 2005 and 2004. The decrease in royalties in 2004 compared with 2003 was primarily due to the expiration of various patents under this agreement.

Other   In 2005, 2004 and 2003, we recognized $0.9 million, $1.0 million and $5.6 million, respectively, of royalty revenues primarily on third party sales of hepatitis B virus vaccine products. Certain patents related to the production of hepatitis B vaccine products expired beginning in 2004, which resulted in reductions in royalty revenues recognized under one arrangement.

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

Other revenues

Grant and contract revenues   Our vaccines segment other revenues included grant and contract revenues of $10.0 million, $13.4 million and $9.7 million in 2005, 2004 and 2003, respectively. We have entered into a series of agreements with the U.S. National Institutes of Health to advance our HIV vaccine program into human clinical trials. We recognized grant and contract revenues under these arrangements of $6.1 million, $8.1 million and $7.3 million in 2005, 2004 and 2003, respectively.

The balance of other revenues consisted of various other agreements, which individually were not material.

Other revenues recognized in our vaccines segment may fluctuate due to the nature of the revenues recognized and the timing of events giving rise to these revenues.

Gross profit   Gross profit margin increased in 2005 as compared with 2004 primarily due to $96.5 million of FLUVIRIN® vaccine sales in 2005 for the 2005-2006 influenza season and a $91.3 million charge to cost of sales resulting from the write-off of our entire FLUVIRIN® vaccine inventory in the third quarter of 2004. In 2004, we did not have any FLUVIRIN® vaccine sales for the 2004-2005 influenza season. These factors were partially offset by (i) a lost contribution from sales of BEGRIVAC™ influenza virus vaccine as there were no sales of BEGRIVAC™ vaccine in 2005 as compared with  $52.7 million of sales in 2004, (ii) an $18.0 million charge for the write-off of BEGRIVAC™ product inventory due to product sterility issues, (iii) FLUVIRIN® vaccine remediation costs charged to cost of sales of $28.1 million in 2005 and $2.6 million in 2004, (iv) a decline in sales of our Polio and MMR vaccines due to lack of product availability as a result of manufacturing upgrades, (v) $19.1 million charged to cost of sales in 2005 due to the write-off of certain FLUVIRIN® vaccine inventory primarily due to normal manufacturing issues and excess finished product and semi-finished product at the end of the season and (vi) $6.0 million charged to cost of sales in 2005 due to the write-off of MORUPAR® inventory as a result of the withdrawal.

Gross profit margin declined in 2004 as compared with 2003 primarily due to (i) the fact that there were no FLUVIRIN® vaccine sales for the 2004-2005 influenza season and (ii) a $91.3 million charge to cost of sales resulting from the write-off of our entire inventory of FLUVIRIN® vaccine. In addition, 2004 included approximately $2.6 million in FLUVIRIN® vaccine remediation costs, which were charged to cost of sales. Gross profit margin was also negatively impacted by reduced sales and margins of the MENJUGATE® product. These factors were offset by higher prices of our other influenza vaccines products and increased sales of our rabies vaccine in the U.S. market.

Vaccines gross profit margin does not include amortization expense from acquired developed products, an intangible asset related to business combinations. Such amortization expense is included in the caption ‘amortization expense of intangible assets acquired in business combinations and asset purchases’ discussed below.

Vaccines gross profit margin may fluctuate significantly in future periods due to product and customer mix, seasonality and ordering patterns, production yields, regulatory approvals and competitive pressures.

Research and development expenses   The increase in research and development expenses in 2005 as compared with 2004 was primarily due to $8.3 million from advancing our quadrivalent meningococcal vaccine candidate for serogroups A,C,W and Y, and $4.8 million from our flu cell culture development program. These increases were partially offset by $7.2 million for our Phase III trial for MENJUGATE® meningococcus C vaccine in the United States in 2004, with no comparable spending in 2005, and the second quarter of 2004 divestiture of certain research and development operations, acquired in the acquisition of PowderJect. The divested operations included $4.2 million in research and development expenses in 2004.

The increase in research and development expenses in 2004 as compared with 2003 was primarily due to (i) $7.3 million from flu cell culture and (ii) $7.1 million from the advancement of several programs in our meningococcal franchise. These increases were mainly offset by the effects of the planned divestiture of certain research operations, associated with our acquisition of PowderJect, in Madison, Wisconsin and Oxford, United Kingdom during the second quarter of 2004. Research and development expense associated with these operations in 2004 as compared with 2003 decreased $8.8 million.

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

Selling, general and administrative expenses   The decrease in selling, general and administrative expenses in 2005 as compared with 2004 was due to (i) a reduction of $4.1 million as a result of the planned divestiture of certain PowderJect operations in the second quarter 2004, (ii) $3.0 million from the recovery of bad debt and (iii) $4.5 million from reductions in marketing activities. These decreases were partially offset by increases of (i) $2.8 million due to the movement in the Euro and British pound to U.S. Dollar exchange rate, (ii) an additional $3.4 million for costs related to compliance with the Sarbanes-Oxley Act, (iii) an additional $2.5 million from the establishment of sales and marketing operations in the U.S., (iv) $2.4 million for executive severance and (v) an additional $1.7 million of personnel costs.

The increase in selling, general and administrative expenses in 2004 as compared with 2003 was primarily related to additional expenses of $12.3 million attributable to our third quarter 2003 PowderJect acquisition. The remaining increase in selling, general and administrative expenses resulted from $12.5 million from the movement of the Euro and British Pound to U.S. dollar exchange rates and $9.4 million associated with ongoing sales and marketing programs. These were partially offset by savings of $4.5 million from the divestiture of certain PowderJect research and development operations in 2004.

Amortization expenses   The decrease in amortization expense in 2005 as compared with 2004 was due to lower amortization expense related to certain developed product technologies from our acquisition of PowderJect, which are amortized under the estimated sales method. The estimated sales method considers forecasted FLUVIRIN® sales during each influenza season through the remaining period of the benefit. Related amortization was $34.2 million as compared with $48.2 million in 2005 and 2004,  respectively reflecting updated forecasted FLUVIRIN® sales. The increase in amortization expense in 2004 as compared with 2003 primarily related to the intangible assets acquired following our third quarter 2003 PowderJect acquisition.

Impairment loss on acquired intangible assets   In 2005, we recognized an impairment loss of $14.5 million on acquired intangible assets from our acquisition of PowderJect related to ARILVAX™, a yellow fever vaccine. This impairment loss was due to a focus of our resources towards the influenza market, resulting in a reduction of the expected activity for ARILVAX™. ARILVAX™ remains in our portfolio of trademarks and we may re-enter the yellow fever vaccine market in the future with this product. In addition, in 2005, we recognized an impairment loss of $1.1 million on acquired intangible assets from our acquisition of PowderJect related to a contract manufacturing agreement. This impairment loss was due to a reduction of the expected activity for this contract manufacturing agreement.

Biopharmaceuticals

				$ Change		% Change
	Year Ended December 31,			2005 vs.	2004 vs.	2005 vs.	2004 vs.
	2005	2004	2003	2004	2003	2004	2003
	($ in 000’s, except percentages)
Product sales, net:
BETASERON® interferon beta-1b	$142,238	$130,572	$124,936	$11,666	$5,636	8.9%	4.5%
TOBI® tobramycin	232,624	212,876	172,047	19,748	40,829	9.3%	23.7%
PROLEUKIN® (aldesleukin)	123,549	129,377	115,075	(5,828)	14,302	(4.5)%	12.4%
Other	37,847	38,861	27,000	(1,014)	11,861	(2.6)%	43.9%
	536,258	511,686	439,058	24,572	72,628	4.8%	16.5%
Collaborative agreement revenues	1,534	1,354	5,328	180	(3,974)	13.3%	(74.6)%
Royalty and license fee revenues	72,950	71,527	87,698	1,423	(16,171)	2.0%	(18.4)%
Other revenues	18,305	10,940	29,538	7,365	(18,598)	67.3%	(63.0)%
Total biopharmaceuticals revenues	$629,047	$595,507	$561,622	$33,540	$33,885	5.6%	6.0%
Gross profit margin	72%	72%	72%
Research and development expenses	$266,405	$266,511	$247,618	$(106)	$18,893	(0.0)%	7.6%
Selling, general and administrative expenses	$148,453	$142,114	$117,505	$6,339	$24,609	4.5%	20.9%
Amortization expense	$24,988	$24,984	$25,117	$4	$(133)	0.0%	(0.5)%

Product sales   Biopharmaceutical product sales in 2005, 2004 and 2003 consisted principally of BETASERON® interferon beta-1b, TOBI® tobramycin and PROLEUKIN® (aldesleukin) products.

BETASERON® interferon beta-1b   We manufacture interferon beta-1b which is marketed by Schering AG and its affiliates, including Berlex Laboratories, Inc. (collectively Schering), under the trade names BETASERON® (in the U.S and other non-European markets) and BETAFERON® (in Europe). Boehringer Ingelheim also supplies BETAFERON® interferon beta-1b to Schering for sale in Europe. For product we manufacture, we recognize a portion of revenue for product sales upon shipment to Schering and the remainder based on a contractual percentage of sales by Schering, both of which we record as product sales. For product manufactured by Boehringer Ingelheim and marketed by Schering in Europe under the trade name BETAFERON®, we receive royalties calculated at the same percentage of sales less the amount paid or incurred by Schering for supply costs, which we record in royalty and license fee revenues. Starting in the fourth quarter 2003, the amount we record as product sales and BETAFERON® royalties, based on a percentage of sales by Schering, declined by five percentage points pursuant to our contractual agreement with Schering. As a result, the percentage of sales per unit on which our payments are based has decreased, reducing our per unit revenue by approximately 18% (for sales of Chiron product) and approximately 34% (for royalties from sales of Boehringer Ingelheim product) from that received prior to the decline. However, there are a number of mitigating considerations, including (i) the transitional supply agreement and (ii) the volume mix of Chiron product and Boehringer Ingelheim product. We believe these considerations have partially offset this contractual change.

In October 2003, the U.S. Food and Drug Administration approved a new pre-filled diluent syringe for BETASERON® interferon beta-1b. The pre-filled diluent syringe was launched in January 2004 and enhances the delivery mode and shortens preparation, helping to simplify injections of BETASERON®

interferon beta-1b. In the first quarter 2003, the U.S. Food and Drug Administration approved new labeling for BETASERON® interferon beta-1b. The labeling expands the indication for BETASERON® interferon beta-1b to treat all relapsing forms of multiple sclerosis to reduce the frequency of clinical exacerbations. Relapsing forms of multiple sclerosis include relapsing-remitting, the most common form, and secondary progressive multiple sclerosis with relapses.

Pursuant to our agreement with Schering, we began supplying BETAFERON® product to Schering in the fourth quarter 2002 for certain additional European markets, which were previously supplied by Boehringer Ingelheim. This resulted in a shift of revenue recognized under this agreement to product sales, and a decrease in royalty revenues beginning in the fourth quarter 2002. In 2003, Schering extended its supply agreement with Boehringer Ingelheim through 2008. The exact shift of revenue in the future will be contingent on our production capacity, Schering’s minimum purchase commitment under the extended supply agreement with Boehringer Ingelheim, and market demand. The shift to product sales is expected to increase over the next three years. We expect overall, biopharmaceutical earnings to be largely unaffected by the transition. In order to supply BETAFERON® to Schering, we are required to make capital improvements to our existing manufacturing facilities to increase capacity. During 2005, 2004 and 2003, we recorded charges related to process development and test runs associated with this project. See “Research and development expenses” below.

The increase in BETASERON® product sales in 2005 as compared with 2004 primarily related to (i) $8.4 million from price increases and (ii) $5.0 million from a shift of revenue from royalties to product sales as Schering began to sell product manufactured by us in additional European markets. These increases were partially offset by (i) $3.1 million from reduced shipments to Berlex and (ii) $0.9 million from inventory ordering patterns.

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

On February 24, 2006 Schering AG notified Chiron of its intention to exercise its option under the Regulatory Filing, Development and Supply Agreement to purchase or lease all assets used by Chiron in the manufacture for Schering of BETASERON® interferon beta-1b products and all contractual rights at their fair market or lease value. The purchase/lease option is subject to the closing of the proposed acquisition of Chiron by Novartis AG. The agreement requires that the value be determined by an independent third party mutually agreed upon by both parties.

TOBI® tobramycin solution for inhalation   We sell TOBI® solution directly in the U.S. and certain international markets. The increase in sales in 2005 as compared with 2004 was primarily due to (i) $15.9 million due to price increases and (ii) $12.5 million due to increased patient demand in both the United States and Europe. These increases were partially offset by $7.5 million reduction due to inventory ordering patterns and $0.8 million for a government rebate adjustment.

The increase in sales in 2004 as compared with 2003 was primarily due to (i) $16.0 million in increased patient demand in the U.S, (ii) $9.2 million in price increases, (iii) $6.4 million in favorable movement in the Euro to U.S. Dollar exchange rate and (iv) $6.0 million in inventory ordering patterns.

We continue to seek approval of TOBI® solution in other countries. Inventory ordering patterns of our wholesalers and distributors as well as reimbursement and government pressures, competition, foreign currency exchange rates and the level of rebates may influence future TOBI® product sales. In

December 2002, the U.S. Food and Drug Administration tentatively approved an abbreviated new drug application for an inhaled tobramycin for sale in the U.S. following expiration of the orphan drug status of the TOBI® solution in December 2004. Subsequently, the application was withdrawn and under terms of a settlement agreement reached in October 2003, approval will not be sought to market this generic product until the 2014 expiration of our patent in the U.S. covering the formulation of TOBI® solution for inhalation.

PROLEUKIN® (aldesleukin)   The decrease in PROLEUKIN® (aldesleukin) product sales in 2005 as compared with 2004 was primarily due to (i) $10.7 million due to a decrease in patient demand as a result of increased competition and (ii) $1.6 million for a government rebate adjustment. These decreases were partially offset by $6.6 million for price increases.

The increase in sales for PROLEUKIN® (aldesleukin) product sales in 2004 as compared with 2003 was primarily due to (i) $8.0 million from inventory ordering patterns in Europe, (ii) $5.2 million from price increases and (iii) $3.0 million due to favorable movement in the Euro to U.S. Dollar exchange rate. These increases were partially offset by a $4.2 million reduction due to a decline in patient demand.

The balance of product sales recognized in our biopharmaceuticals segment consisted of various other products, which individually were not material.

Inventory ordering patterns, reimbursement and government pressures, competition, foreign currency exchange rates and the level of rebates may influence future biopharmaceutical sales.

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

BETAFERON® interferon beta-1b   BETAFERON® product royalties were $60.0 million, $51.6 million and $63.8 million in 2005, 2004 and 2003, respectively.

The increase in BETAFERON® product royalties in 2005 as compared with 2004 was primarily due to (i) $5.4 million from an increase in demand and (ii) $3.9 million from price increases. These increases were partially offset by $4.4 million from a shift of revenue from royalties to product sales as Schering began to sell product manufactured by us in additional European markets.

The decrease in 2004 as compared with 2003 was primarily due to $16.6 million from the reduction in the royalty rate of five percentage points, pursuant to our contractual agreement with Schering, partially offset by (i) $5.2 million due to favorable movement in the Euro to U.S. Dollar exchange rate and (ii) $4.6 million due to an increase in demand.

As discussed in “Product sales—BETASERON® interferon beta-1b” above, we began supplying BETAFERON® product, which was previously supplied by Boehringer Ingelheim, to Schering in the fourth quarter 2002 for certain additional European markets. This resulted in a shift of revenue recognized under this agreement to product sales, with a decrease in royalty revenues, beginning in the fourth quarter 2002. In 2003, Schering extended its supply agreement with Boehringer Ingelheim through 2008. The magnitude of the shift of revenue in the future will be contingent on our production capacity, Schering’s minimum purchase commitment under the extended supply agreement with Boehringer Ingelheim and market demand. The shift to product sales is expected to increase over the next three years. Future BETAFERON® product royalties will be influenced by demand, price changes and foreign currency exchange rates.

Novo Nordisk   We earn royalty revenues on insulin and glucagon product sales by Novo Nordisk AS. We recognized $3.8 million, $4.4 million and $8.5 million in 2005, 2004 and 2003, respectively, under these arrangements. Patents related to the production of insulin and glucagons began expiring in late 2003, and as a result, there were significant reductions in royalty revenue in 2005 and 2004 recognized under these arrangements. We expect royalties under these arrangements to continue to decrease as certain U.S. patents expire in 2006 and 2007.

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

Other revenues

Contract manufacturing revenues   Our biopharmaceuticals segment recognized contract manufacturing revenues of $17.1 million, $10.3 million and $13.5 million in 2005, 2004 and 2003, respectively. The fluctuations in 2005 as compared with 2004 and in 2004 as compared with 2003 resulted from the level of activity and the timing of contract manufacturing activities.

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

Gross profit margin   The biopharmaceutical gross profit margin in 2005 was consistent with the gross profit margin in 2004. The effect of price increases were offset by costs associated with a planned increase in idle time for manufacturing facilities and ongoing process improvement efforts.

The biopharmaceutical gross profit margin in 2004 was consistent with the gross profit margin in 2003. The effect of price increases were offset by the lower royalties from the contractual change in the royalty rate related to the sale of BETASERON® product and the increased costs associated with the pre-filled diluent syringe for BETASERON® product.

Biopharmaceutical gross profit margin does not include amortization expense from acquired developed products, an intangible asset related to business combinations. Such amortization expense is included in the caption “amortization expense of intangible assets acquired in business combinations and assets purchases.”

Biopharmaceutical gross profit margin may fluctuate significantly in future periods due to production yields, increased cost to produce the BETASERON® interferon beta-1b pre-filled diluent syringe and as the biopharmaceutical product and customer mix changes.

Research and development expenses   The decrease in research and development expenses in 2005 as compared with 2004 was primarily due to (i) a $14.2 million decrease in expenses related to the SILCAAT trial, as discussed below, (ii) a $5.0 million decrease in expenses for the development of PULMINIQ™ (cyclosporine, USP) inhalation solution and (iii) a $3.0 million decrease related to the discontinued development of tezacitabine in the first quarter of 2004 based on an analysis of the data from a Phase II trial in patients with gastro esophageal cancer. These decreases are partially offset by increased expenditures of (i) $8.6 million for the progression of phase I clinical studies of our oncology compound CHIR-258 (small molecule), (ii) $5.3 million for activities related to the development of tifacogin, (iii) $1.1 million for development activities related to CUBICIN® (daptomycin) for treatment of complicated skin and soft tissue infections, (iv) $1.6 million related to the development of new processes and performance of test runs related to installed equipment of our existing manufacturing facilities to support the supply of BETAFERON® interferon beta-1b to Schering and (vi) $1.5 million for development of tobramycin inhalation powder.

The increase in research and development spending in 2004 as compared with 2003 was primarily the result of (i) $30.7 million from activities related to the development of tifacogin, as discussed below, (ii) $15.2 million from development of our early-stage oncology compounds CHIR-258 (small molecule) and CHIR 12.12 (an antibody) and (iii) $7.1 million from pre-registration activities for PULMINIQ™ (cyclosporine, USP) inhalation solution for the increase in survival and prevention of chronic rejection in patients receiving allogenic lung transplants, in combination with standard immunosuppressive therapy. These increases were partially offset by (i) a reduction of $13.5 million due to the discontinued development of tezacitabine in the first quarter of 2004 based on an analysis of the data from a Phase II trial in patients with gastroesophageal cancer, (ii) a decline of $9.2 million in spending due to discontinuance of development of PA-2794, (iii) a decline of $7.8 million due to a decline in expenses related to the development of new processes and the performance of test runs related to installed equipment of our existing manufacturing facilities to support the supply of BETAFERON® interferon beta-1b to Schering and (iv) a net decline of $5.2 million in spending related to the pre-registration activities of CUBICIN® (daptomycin) for treatment of complicated skin and soft tissue infections. During 2003 we recorded $10.6 million of expense associated with a fee paid under a license agreement with Cubist Pharmaceuticals, Inc. for the development and commercialization of Cubist’s antibiotic daptomycin, as discussed below.

In 2004, we expensed $6.0 million to fund the remaining obligations of the SILCAAT trial due to our assessment of no future benefit from the trial.

In March 2004, we entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with our share being 70% and XOMA’s share being 30%. We agreed to make an initial payment of $10.0 million, which was paid as of December 31, 2004, and classified as prepaid research and development expense. The prepaid expense is being amortized on a straight-line basis over a five-year period of benefit. Amortized research and development expense of $1.5 million and $2.0 million were recorded for the years ended December 31, 2004 and 2005, respectively. We agreed to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund 75% of XOMA’s share of development expenses. Under this arrangement, we made $12.1 million in loan advances to XOMA as of December 31, 2005. Interest payable by XOMA is due when the principal is due and is additive to the $50.0 million available principal. Interest payable of $0.3 million was added to the outstanding balance as of December 31, 2005. The loan advances were recorded at the estimated fair value based upon an interest rate for a similar loan facility from a bank to a similar counterparty. The recorded amount will be accreted to full face value over the life of the outstanding facility based on the effective interest method. At December 31, 2005, $7.1 million was recorded as “Non-current notes receivable” in the Consolidated Balance Sheet for these loan advances.

In October 2003, we entered into a license agreement with Cubist Pharmaceuticals, Inc. for the development and commercialization of Cubist’s antibiotic CUBICIN® (daptomycin) in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In exchange for these development and commercialization rights, we have agreed to pay Cubist up to $50.0 million. This $50.0 million includes $18.0 million, which was paid by us up front in the fourth quarter 2003, $10.0 million of which was used to purchase restricted Cubist common stock at a 50 percent premium over market price and up to $32.0 million of additional payments to Cubist upon the achievement of certain regulatory and sales milestones. We also agreed to pay Cubist a tiered royalty on CUBICIN® marketed by us. We recorded $10.6 million of the up front payment related to the purchase of in-process research and development, as research and development expense in 2003. In January 2006, European Commission granted marketing approval to us for CUBICIN®, a first-in-class IV antibiotic. The marketing approval was granted in the 25 member states of the European Union, Iceland, Liechtenstein and Norway. Under the approval, CUBICIN® is indicated for the treatment of complicated skin and soft-tissue infections (cSSTI) caused by Gram-positive bacteria. The CUBICIN® antibiotic is also approved by the FDA for the treatment of complicated skin and skin structure infections caused by Gram-positive bacteria, and is marketed in the United States by Cubist Pharmaceuticals, Inc. CUBICIN® antibiotic is manufactured for us by Cubist Pharmaceuticals, Inc.

In October 2003, we acquired all of Pfizer, Inc.’s, formerly Pharmacia Corporation’s, interest in tifacogin, in return for which Pfizer will receive royalties on future sales of tifacogin. In the second quarter 2004, we began enrolling patients in our Phase III trial for tifacogin as a treatment for patients with severe community-acquired pneumonia. In December 2005 an independent Data Monitoring Committee completed an interim analysis of clinical data from the study and recommended the continuation of the study.

In April 2003, we acquired exclusive worldwide development and commercial rights from Novartis for PULMINIQ™  (cyclosporine, USP) inhalation solution, a therapy under evaluation for treatment of rejection and reduction of mortality in lung transplant recipients for $0.5 million, which was expensed as research and development costs in 2003. In 2004, we submitted a new drug application to the FDA for marketing approval of PULMINIQ™. On July 14, 2005, we received an action letter from the FDA stating that the company’s New Drug Application (NDA) for PULMINIQ™ (cyclosporine, USP) inhalation solution is “approvable” but, in light of the fact that the application was based on a single-center clinical trial with a small patient population, an additional pre-approval study would be required to confirm the efficacy of the drug.

In the fourth quarter of 2002, we reached an agreement in principle to transfer responsibility for the SILCAAT trial, a Phase III study for recombinant human interleukin-2 (IL-2, aldesleukin), to the National Institutes Allergy and Infectious Disease (NIAID) and the University of Minnesota. Responsibility for the SILCAAT study was transferred to NIAID and University of Minnesota effective February 14, 2003. Under the agreement, we funded $6.0 million and $12.0 million for the years ended December 31, 2003 and 2004, respectively. There are no remaining funding obligations due under this agreement.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general and administrative expenses   The increase in selling, general and administrative expenses in 2005 as compared with 2004 was primarily due to (i) $9.1 million for pre-launch costs for CUBICIN® (daptomycin), (ii) $1.1 million of pre-launch costs for PULMINIQ™ (cyclosporine, USP) inhalation solution and (iii) $0.6 million due to movement in the Euro to U.S. Dollar exchange rate. These increases were partially offset by $5.1 million decline for various marketing and promotional activities that have been discontinued.

The increase in selling, general and administrative expenses in 2004 as compared with 2003 was primarily due to (i) $ 5.5 million for increased expenses for new product support, (ii) $5.5 million for the Euro to U.S. Dollar exchange rate fluctuation, (iii) $4.5 million for increased expenses for programs and headcount in support of TOBI® tobramycin and international marketing, (iv) $4.2 million related to increased costs of our facilities, (v) $1.7 million increase for support to enhance business processes and (vi) $1.2 million for increased sales and medical affairs support.

Amortization expense   Amortization expense was consistent in 2005, 2004 and 2003 and relates to the distribution rights acquired upon acquisition of Pulmopharm in the third quarter 2002 and intangible assets from our acquisition of PathoGenesis Corporation in 2000, which we accounted for under the purchase method of accounting and allocated a portion of the purchase price to purchased technologies, acquired intangible assets and goodwill.

Other

We view certain other revenues and expenses, particularly certain royalty and license fee revenues primarily related to HIV and HCV-related patents, and unallocated corporate expenses, as not belonging to any one reportable segment. Notably, revenues earned from diagnostic products are included in our other segment and revenues earned from blood screening are included in our Blood Testing segment. As a result, we have aggregated these items into an “Other” segment.

				$ Change		% Change
	Year Ended December 31,			2005 vs.	2004 vs.	2005 vs.	2004 vs.
	2005	2004	2003	2004	2003	2004	2003
	($ in 000’s, except percentages)
Royalty and license fee revenues	$132,827	$123,608	$74,290	$9,219	$49,318	7.5%	66.4%
Selling, general and administrative expenses	$148,160	$116,933	$86,867	$31,227	$30,066	26.7%	34.6%
Purchased in-process research and development	$—	$9,629	$45,300	$(9,629)	$(35,671)	(100)%	(78.7)%
Interest expense	$30,615	$26,093	$19,104	$4,522	$6,989	17.3%	36.6%
Interest and other income, net	$86,692	$56,797	$38,892	$29,895	$17,905	52.6%	46.0%

Royalty and license fee revenues   Our other segment earns royalties on third party sales of, and license fees on, several products. The majority of royalty and license fee revenues related to the use of our HCV and HIV-related patents for diagnostic testing purposes by various third parties.

Roche settlement   In October 2000, we entered into three license agreements with Roche and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for use of our HCV and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostics products. The third agreement relates to blood screening. See “Blood Testing—Royalty and license fee revenues” above for more information on the blood screening agreement.

Under the hepatitis C virus agreement, we received $85.0 million, of which we recognized $40.0 million in the fourth quarter 2000. We deferred the remaining $45.0 million, which became non-refundable through 2005. During 2003, 2004 and 2005, we recognized $8.4 million, $11.0 million and $13.9 million, respectively. The agreement also provides for royalties on future sales related to Roche’s use of our HCV-related patent in its in vitro diagnostic products. Royalty revenue increased in 2005 as compared with 2004, by $7.1 million or 13.8%. Royalty revenues increased in 2004 as compared with 2003, by $4.4 million or 9.5%.

The HIV agreement with Roche provides for royalties on sales related to Roche’s use of our HIV-related patent in its in vitro diagnostic products. Royalty revenues recognized under this agreement decreased by $12.6 million in 2005 as compared with 2004 and increased by $40.0 million in 2004 as compared with 2003.  The decrease in 2005 as compared with 2004 was mainly due to the recognition of $35.6 million in 2004 of deferred royalties and license fees and a nonrefundable portion of a royalty payment from the September 10, 2004 settlement. This was partially offset by royalties of $26.5 million in 2005 from the September 10, 2004 settlement. The increase in 2004 as compared with 2003 was mainly due to the recognition of $35.6 million in 2004 of deferred royalties and license fees and a nonrefundable portion of a royalty payment from the September 10, 2004 settlement. The September 10, 2004 settlement agreement with Roche is described in more detail below.

An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. The issuance of the patent triggered a milestone payment to us of $10.0 million from Roche, which was received in April 2003. As permitted under the terms of its licensing agreement, Roche decided to institute arbitration proceedings in regard to the application of the U.S. patent. We had deferred recognition of the $10.0 million milestone payment, interest, royalties received and royalties accrued under the patent until the resolution of this dispute. On September 10, 2004, we reached a settlement agreement with Roche. Under the terms of the settlement agreement, the milestone payment along with any royalties received prior to March 31, 2004 became non-refundable. Accordingly, in 2004, we recognized $10.0 million in license fees and $21.8 million in royalties up until June 30, 2004, which had previously been deferred, of which $16.3 million has been recognized as revenue in our other segment and $5.5 million has been recognized as revenue in our Blood Testing segment. We also recognized $0.8 million in interest on the license fee. Also under the settlement agreement, in 2005, we received a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0 million. The amount of the refund available to Roche decreases in increments over the quarters of 2005 and 2006. As such, we are recognizing $64.0 million of the $78.0 million payment as revenue during 2005 and 2006. The remaining $14.0 million is non-refundable and was recognized as revenue in 2004, of which $9.3 million has been recognized as revenue in our other segment and $4.7 million has been recognized as revenue in our Blood Testing segment. Currently, the applicable issued HCV-related patents expire in 2015 for the U.S. and 2010 in Europe. The applicable issued HIV-related patent in Europe expired in October 2005.

For 2005, we recognized an aggregate of $40.0 million, with $26.5 million of revenue from this settlement recognized in our other segment and $13.5 million of revenue from this settlement recognized in our Blood Testing segment. We expect to recognize the remaining $24.0 million during 2006.

The impact on revenues in 2005 and 2004 from these items from the September 10, 2004 settlement with Roche is summarized below.

	2005			2004
	Other Segment	Blood Testing Segment	Total	Other Segment	Blood Testing Segment	Total
	(In thousands)			(In thousands)
Deferred revenues recognized	$—	$—	$—	$16,313	$5,453	$21,766
Deferred license fee recognized	—	—	—	10,000	—	10,000
Non-refundable portion of Roche settlement	26,500	13,500	40,000	9,333	4,667	14,000
Total royalty and license fee revenue	$26,500	$13,500	$40,000	$35,646	$10,120	$45,766

Roche PCR agreement   Under a July 1991 agreement between Roche Limited and Cetus Corporation (a company acquired by Chiron), we received royalties on sales of polymerase chain reaction products and services sold by Roche and its licensees. In 2004, we recognized a $3.0 million settlement with Roche regarding this agreement. We did not recognize any revenue under this agreement in 2005 and 2003.

Bayer   A cross-license agreement provides for royalties to us on HIV and hepatitis C virus products sold by Bayer Corporation. Royalties increased $1.9 million in 2005 compared with 2004 due to increased product sales by Bayer. Royalties were consistent in 2004 as compared with 2003.

Centocor   In 2005, we recognized $11.3 million of upfront payments and royalties from a settlement with Centocor relating to certain patents.

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

Selling, general and administrative expenses   The increase in selling, general and administrative expenses in 2005 as compared with 2004 was primarily due to (i) $9.7 million of costs associated with the proposed merger between Chiron and Novartis AG, (ii) $8.7 million for higher employee related expenses, (iii) $5.9 million for higher costs related to compliance with the Sarbanes-Oxley Act, (iv) $4.5 million of additional legal costs associated with the FLUVIRIN® vaccine-related developments discussed above under “Influenza Virus Vaccines Recent Events,”  and (v) $4.1 million in legal costs related to the defense of our patents and technology. These increases were partially offset by lower facility costs of $7.1 million.

The increase in selling, general and administrative expenses in 2004 as compared with 2003 was primarily due to $12.1 million in legal costs related to the FLUVIRIN® vaccine developments discussed above under “Influenza Virus Vaccines Recent Events,” $12.9 million in legal costs related to the defense of our patents and technology and $5.4 million from costs related to compliance with the Sarbanes-Oxley Act. These increases were partially offset by the effect of a $4.0 million donation to Chiron Foundation in 2003 and $1.2 million of lower employee related expenses.

Purchased in-process research and development   Purchased in-process research and development charged to operations was  $9.6 million and $45.3 million in 2004 and 2003, respectively. There was no such charge in 2005.

On July 2, 2004, we acquired Sagres Discovery and accounted for the acquisition as an asset purchase. We allocated the purchase price based on fair value of the assets acquired and liabilities assumed. We allocated $9.6 million of the purchase price to purchased in-process research and development, which we charged to operations in the third quarter 2004. We did not anticipate that there would be any alternative future use for the purchased in-process research and development.

On July 8, 2003, we acquired PowderJect and accounted for the acquisition as a business combination. We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We allocated $45.3 million of the purchase price to purchased in-process research and development, which we charged to operations in 2003. We did not anticipate that there would be any alternative future use for the in-process research and development. In valuing the purchased in-process research and development, we used probability-of-success-adjusted cash flows and a 14% discount rate. Cash flows from projects including those relating to (i) certain travel vaccines and (ii) vaccines for allergies were assumed to commence between 2004 and 2012.

Interest expense   The increase in interest expense in 2005 as compared with 2004 primarily related to the effect of twelve months versus six months of interest expense recognized on the $385.0 million convertible debentures that were issued on June 22, 2004, partially offset by the lower interest expense recognized on the Liquid Yield Option Notes (LYONs), the majority of which were put to us by the debt holders in June 2004. The $385.0 million convertible debentures incur interest at a higher rate than the LYONs.

The increase in interest expense in 2004 as compared with 2003 primarily related to the effect of twelve months versus five months of interest expense recognized on the $500.0 million convertible debentures that we issued on July 30, 2003. Also, interest expense increased due to interest on the $385.0 million convertible debentures that we issued on June 22, 2004. These increases were partially offset by lower interest expense from certain of our Liquid Yield Options Notes (LYONs), which were put to us by the debt holders on June 12, 2004.

Interest and other income, net   Interest and other income, net, primarily consisted of interest income on our cash and investment balances and other non-operating gains and losses. We recognized interest income of $37.0 million, $23.4 million and $23.2 million in 2005, 2004 and 2003, respectively.

The increase in interest income in 2005 as compared with 2004 primarily was due to higher average cash and investment balances and higher average interest rates.

In 2005, 2004 and 2003, we recognized gains of $44.3 million, $34.3 million and $9.4 million, respectively, related to the sale of certain equity securities. The increases in both 2005 and 2004 are primarily due to the termination of certain equity forward contracts and the related sale of underlying securities.

In 2005 and 2004, we recognized losses attributable to the impairment of equity securities of $1.3 million and $1.4 million, respectively. There were no losses attributable to impairment of equity securities in 2003.

In 2005, we recognized a $6.0 million settlement regarding a dispute with one of our competitors regarding certain Chiron patents.

In 2005, we recognized a $2.6 million insurance settlement regarding a building fire at our Emeryville campus.

On December 31, 1998, we completed the sale of our 30% interest in General Injectibles & Vaccines, Inc., a distribution business, to Henry Schein, Inc. and received payment in full of certain advances we made to General Injectibles & Vaccines. The agreement also provided for us to receive additional payments, calculated as a pre-determined percentage of Henry Schein’s gross profit, through 2003. We received $4.2 million and $2.0 million for 2003 and 2002 in 2004 and 2003, respectively.

Income taxes   The effective tax rate for 2005 was 11.0% of pretax income from continuing operations. The effective tax rate for 2004 was 28.2% of pretax income from continuing operations, including the charge for purchased in process research and development related to the Sagres acquisition, which was not tax deductible, and 25.0% of pre-tax income excluding such charge. The effective tax rate was higher in 2004 principally due to the impact of inter-company transfers of certain product rights in 2004, which increased foreign income taxes. There were no such transfers of product rights in 2005. Further, the effective tax rate in 2005 also includes increased benefits from state tax credits and certain foreign tax benefits which are, as a percentage of pre-tax income, higher than would be the case with higher levels of pre-tax income from FLUVIRIN® influenza vaccine sales. We do not consider this tax rate to be indicative of our effective tax rate going forward. The effective tax rate may be affected in future periods by changes in management’s estimates with respect to our deferred tax assets and other items affecting the overall tax rate.

Discontinued operations   In a strategic effort to focus on our core businesses of Blood Testing, vaccines and biopharmaceuticals, we completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively.

There was no gain (loss) from discontinued operations, net of taxes in 2005.

Chiron and Bayer Corporation, or Bayer, were involved in a dispute with respect to their respective rights to certain royalty refunds receivable for which a settlement was reached in 2004. Under this settlement agreement, we made a settlement payment to Bayer in 2004. This settlement includes an agreement that all outstanding items with Bayer related to the sale of Chiron Diagnostics are resolved and no future indemnity obligations are required. We released previously established reserves deemed to be excess following this settlement. This settlement resulted in a net gain of $12.4 million in 2004. This net gain primarily relates to a tax benefit as a result of the settlement payment to Bayer. In 2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement, we recognized a tax benefit of approximately $12.5 million in 2004.

We reversed approximately $2.3 million related to unutilized reserves for Chiron Diagnostics and Chiron Vision in 2003. In 2003, Chiron and Bayer reached a settlement agreement relating to certain claims raised by Bayer under the Stock Purchase Agreement dated September 17, 1998, between Chiron and Bayer for Chiron Diagnostics. Under this settlement agreement, we made a payment to Bayer in 2003. Pursuant to this settlement, we recorded a charge, net of adjustment to our previously provided reserve for indemnity obligations of $7.6 million, offset by an income tax benefit of $9.0 million, resulting in a net gain of $1.4 million in 2003. We recognized an aggregate income tax benefit of $12.2 million in 2003 of which $9.0 million related to the settlement agreement between Bayer and $3.2 million related to the reversal of valuation allowances against deferred taxes that were established at the time of the sale of Chiron Diagnostics.

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

We are currently evaluating the transition methods, option valuation methodologies and assumptions in light of SFAS 123(R) and, therefore, cannot estimate the impact of our adoption at this time, although we expect that our adoption will have a material impact on our consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. Through December 31, 2005, we have not provided deferred taxes on foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. We did not repatriate any accumulated earnings from outside the U.S. in either 2004 or 2005.

Liquidity and Capital Resources

Our capital requirements have generally been funded by cash flow from operations, borrowings from commercial banks and issuance of convertible debt securities and common stock. Our cash, cash equivalents and investments in marketable debt securities, which totaled $1,408.8 million at December 31, 2005, are invested in a diversified portfolio of fixed income securities, including money market instruments, corporate notes and bonds, and government agency securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

In December 2005, we received net proceeds of $300.0 million, following the sale of 6,896,552 newly issued shares of our common stock at a price of $43.50 per share to a subsidiary of Novartis. Under provisions of the 1994 Subscription Agreement with Novartis, as amended, Chiron exercised its right on October 30, 2005, to have Novartis purchase the shares.

The recent events regarding FLUVIRIN® vaccine, as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Influenza Virus Vaccines Recent Events,” will continue to impact our cash flow going forward. As we continue to implement our remediation plan, our efforts will entail additional cash payments, which will be material. The MHRA’s lifting of our license suspension is conditioned upon the understanding that our commitment to remediation will continue.

In addition, we have incurred and expect to continue to incur substantial expense relating to the shareholder class action and derivative private lawsuits and other claims arising out of or related to these developments regarding FLUVIRIN® vaccine. The results of any such investigations, proceedings or disputes could have a material adverse effect on our cash flow.

Our previous inability to supply FLUVIRIN® vaccine has led to loss of market share and may lead to loss of additional market share in future seasons. Following the announcement of our FLUVIRIN® license suspension, competitors announced plans to introduce influenza vaccine products in the United States and sought expedited regulatory approval to do so. Even though the license suspension has been lifted, and we returned to the U.S. market for the 2005-2006 influenza season, some of our customers may continue to choose to purchase influenza vaccine from other providers as their products become available in the

United States. Delays in start-up procedures for ramping up to full production and normal manufacturing issues inherent in the complexity of influenza vaccine production, have adversely affected the amount of FLUVIRIN® vaccine that we are able to produce for the 2005-2006 influenza season and may result in further loss of market share. Loss of market share could have a material adverse effect on cash flow.

The recent events regarding BEGRIVAC™ vaccine, as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Influenza Virus Vaccines Recent Events,” may impact our cash flow going forward. We were unable to supply any BEGRIVAC™ vaccine doses for the 2005-2006 influenza season, which eliminated any cash flows we would have received from the sale of BEGRIVAC™ vaccine. Our inability to supply BEGRIVAC™ vaccine as planned to non-U.S. markets may also lead to loss of market share in future seasons. Loss of market share could have a material adverse effect on cash flow. In addition, while we are in the process of implementing remedial measures to address the product sterility issue, including facility modifications, our remediation efforts will entail cash payments for additional capital and other expenditures, which could be material. If we are unable to return BEGRIVAC™ influenza vaccine to the market, it could have a material adverse effect on our cash flow.

In addition, certain distributors and other parties with whom we had contracted to supply influenza vaccine may make claims against us as a result of Chiron not supplying influenza vaccine. Any such claims may cause us to incur substantial expense and require significant time and attention from our management. The results of any such claims could have a material adverse effect on our cash flow.

For additional information concerning the risks we face as a result of these influenza vaccine developments, see “Factors That May Affect Future Results—Developments with respect to influenza vaccines over the past year may harm our business and results of operations.” For additional information on the private lawsuits and other claims, see Part I, Item 3. “Legal Proceedings” of this Report on Form 10-K.

On June 12, 2004, certain holders of our Liquid Yield Option Notes (LYONs), at their option, tendered LYONs with $649.9 million in aggregate principal amount at maturity, which we were required to purchase. The purchase price for the tendered LYONs was $584.31 in cash per $1,000 in principal amount at maturity. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. At December 31, 2005, there remains $80.1 million outstanding in aggregate principal amount at maturity with a current accreted balance of $48.3 million. At the option of the holders, we may be required to purchase all, or a portion, of the remaining LYONs on June 12, 2006 at $608.04 for each note with face value of $1,000. If the holders require us to purchase all, or a portion, of the LYONs, we may choose to pay the purchase price in cash, Chiron common shares, or any combination of the two. Our intent is to settle the purchase price in cash. Accordingly, $48.3 million is included in the current portion of long-term debt in the Consolidated Balance Sheet at December 31, 2005.

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

Under the terms of the Investment Agreement, Novartis agreed to guarantee certain of our obligations under revolving credit facilities through January 1, 2008, the date on which the guarantee will expire. The principal amount of indebtedness under the guaranteed credit facilities outstanding at any one time may not exceed a specified cap. That cap was $402.5 million. In November 1996, we and Novartis agreed that we could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million, for a maximum borrowing amount under the cap of $702.5 million. In exchange for this increase, the amount of our common stock required to be purchased by a Novartis affiliate, at our request, under the Subscription Agreement, would be reduced by an equal amount. The maximum amount Novartis is required to guarantee pursuant to the terms of the Investment Agreement has been reduced by $109.8 million following an election by us in December 2005, to exercise our subscription rights under the Investment Agreement, decreasing the cap to $592.7 million. Through February 2006, Novartis guaranteed a $100.0 million U.S. credit facility for our benefit for which there were no borrowings outstanding at December 31, 2005 and $173.3 million of our capital lease commitments. The U.S. credit facility has since expired and at our election was not renewed and is thus no longer guaranteed by Novartis. As a result of these guarantees and the conversion of $9.8 million of bonds in 2000 into shares of our common stock, there remains approximately $417.7 million of the guarantee available following the exercise of our subscription rights and our subsequent election to increase the amount Novartis may be required to guarantee to the maximum borrowing amount.

We believe that our cash, cash equivalents and marketable debt securities, together with funds provided by operations and borrowing and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements over at least the next twelve months including cash utilized for our stock repurchase program and our contractual obligations of $402.9 million in the next twelve months as discussed in the contractual obligation table below. We also believe that our cash, cash equivalents and marketable debt securities, together with funds provided by operations and lease arrangements, will be sufficient to meet our contractual obligations of $1.5 billion arising after twelve months as discussed in the Contractual Obligations table below. In addition, we believe we could access additional funds from the debt and capital markets should the need arise. As noted above, if we are unable to maintain FLUVIRIN® vaccine in the market and return BEGRIVAC™ influenza vaccine to the market, whether through loss of regulatory approvals, market share or otherwise, it would have a material adverse effect on our cash flow.

Sources and Uses of Cash

We had cash and cash equivalents of $291.4 million and $209.5 million at December 31, 2005 and 2004, respectively.

Operating activities   In 2005, net cash provided by operating activities was $249.2 million as compared with $170.7 million in 2004. The increase in cash provided by operating activities was primarily due to higher income from continuing operations before depreciation, amortization and other non-cash charges, mainly due to higher FLUVIRIN® vaccine sales of $96.5 million (compared to FLUVIRIN® vaccine sales of $2.3 million in 2004 from the 2003-2004 influenza season), following the lifting of our license suspension to manufacture FLUVIRIN® influenza virus vaccine in our Liverpool facility. This subsequently allowed us to resume shipment of the product for the 2005-2006 influenza season. Cash provided by operating activities also increased due to (i) a $78.0 million lump-sum payment received in lieu of royalties beyond January 1, 2005 as part of the Roche settlement reached on September 10, 2004, (ii) increased sales of our travel vaccines, PROCLEIX® product sales and TOBI® tobramycin, partially offset by decreases in sales of our pediatric and other vaccines and (iii) an increase in other current liabilities at December 31, 2005 as compared with December 31, 2004. These increases were partially offset by (i) costs associated with our remediation efforts for our Liverpool plant and legal costs related to the FLUVIRIN® vaccine developments, (ii) the lost contribution of sales of BEGRIVAC™ (there were no sales of BEGRIVAC™ vaccine in 2005 compared to sales of $52.7 million in 2004), (iii) increased selling, general and administrative expenses in 2005 primarily due to Novartis transaction-related costs, the pre-launch program for CUBICIN® daptomycin in Europe, higher employee-related costs, compliance with the Sarbanes-Oxley Act and higher FLUVIRIN® vaccine-related legal costs, (iv) a larger increase in accounts receivable at December 31, 2005 as compared with the increase in accounts receivable at December 31, 2004, and (v) a smaller increase in accounts payable, accrued expenses and income taxes payable at December 31, 2005 as compared with December 31, 2004.

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

Investing activities   In 2005, net cash used in investing activities consisted of purchases of investments in marketable debt securities of $1,163.2 million, capital expenditures of $200.0 million, issuance of notes receivable of $12.1 million, purchases of equity securities and interests in affiliated companies of $4.9 million, cash paid for acquisitions net of cash acquired of $4.8 million, and other uses of cash of $13.3 million. Included in net cash paid for acquisitions was $4.0 million for previously accrued costs in connection with acquisition costs related to the acquisition of PowderJect and $0.8 million of cash paid for the acquisition of Sagres. Cash used in investing activities was offset by proceeds from maturities of investments in marketable debt securities of $610.5 million, proceeds from sales of investments in marketable debt securities of $226.5 million, proceeds from the sale of equity securities and interests in affiliated companies of $36.9 million and proceeds from the sale of assets of $0.2 million.

In 2003, our Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of our influenza vaccines primary manufacturing facility in Liverpool, United Kingdom. The new manufacturing facility will replace a portion of the existing influenza vaccines manufacturing facilities in Liverpool, United Kingdom and is anticipated to be available in 2009 for the manufacture of influenza vaccines, subject to regulatory approval. In December 2003, we entered into a 25-year lease for the building. As of December 31, 2005, we have incurred $23.0 million for the capital improvements portion of the project.

The purchases of equity securities and interests in affiliated companies in 2005 consisted of equity contributions under several venture capital funds including a $1.6 million capital contribution under two 2003 limited partnership agreements, a $0.6 million capital contribution under a 2002 limited partnership agreement, a $2.1 million capital contribution under a 2001 limited partnership agreement and a $0.6 million capital contribution under a 2000 limited partnership agreement.

In 2003, we became a limited partner of Burrill Life Sciences Capital Fund, L.P. We agreed to pay $10.0 million over six years, of which $4.7 million has been paid through December 31, 2005 for a 5.14% ownership. In 2003, we became a limited partner of Forward Venture V, L.P. We agreed to pay $5.0 million over five years, of which $0.6 million has been paid through December 31, 2005, for a 3.45% ownership. In 2002, we became a limited partner of TPG Biotechnology Partners, L.P. We agreed to pay $5.0 million over ten years, of which $2.8 million has been paid through December 31, 2005, for a 2.83% ownership. In 2001, we became a limited partner of Forward Venture IV, L.P. We agreed to pay

$15.0 million over ten years, of which $13.1 million has been paid through December 31, 2005, for a 6.35% ownership. In 2000, we became a limited partner of Burrill Biotechnology Capital Fund, L.P. We agreed to pay $25.0 million over five years, of which $21.7 million has been paid through December 31, 2005, for a 23.26% ownership.

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

On July 8, 2003, we acquired PowderJect, a company based in Oxford, United Kingdom that develops and commercializes vaccines. We acquired all of the outstanding shares of common stock of PowderJect for a total purchase price of approximately $938.6 million. As part of the acquisition of PowderJect, we assumed the debt of PowderJect including convertible notes with a face value of 35.0 million British pounds (fair value of $57.0 million at July 8, 2003). We repaid the convertible notes during the third quarter 2003 and the payment is included in “Repayment of debt and capital leases” in the Consolidated Statement of Cash Flows for the year ended December 31, 2003.

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

Financing activities   In 2005, net cash provided by financing activities consisted of $300.0 million of proceeds from the issuance of common stock (discussed below), $72.9 million of proceeds from the re-

issuance of treasury stock and $1.7 million of borrowings from a government agency. Cash provided by financing activities was partially offset by $1.0 million for the repayment of debt and capital leases.

On October 30, 2005, we exercised our right to have Novartis purchase newly issued shares of our common stock under provisions of our 1994 Subscription Agreement with Novartis, as amended. On December 8, 2005, we announced that we had sold 6,896,552 newly issued shares of our common stock at a price of $43.50 per share to a subsidiary of Novartis, for $300.0 million in the aggregate, following receipt of necessary regulatory approvals.

In 2004, net cash used in financing activities consisted of $383.0 million for the repayment of debt and capital leases, $135.0 million for the acquisition of treasury stock and $8.4 million for the payment of debt issuance costs. Cash used in financing activities was offset by $385.0 million of proceeds from issuance of convertible debentures due 2034 (discussed above), $69.1 million of proceeds from the reissuance of treasury stock and $5.6 million of borrowings from a government agency.

In 2003, net cash provided by financing activities consisted of $500.0 million of proceeds from the issuance of convertible debentures due 2033 (discussed below), $123.6 million of proceeds from the reissuance of treasury stock (related to stock option exercises), $2.1 million of proceeds from put options sold to reduce the costs of our share repurchase program, and $1.2 million from borrowings from a government agency in Italy. Cash provided by financing activities was offset by $207.7 million for the acquisition of treasury stock, $62.5 million for the repayment of debt and capital leases, $10.7 million for the payment of issuance costs on the convertible debentures and $2.4 million for the net repayment of short-term borrowings.

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

Our Board of Directors has, in the past, authorized the repurchase of our common stock on the open market. On December 5, 2003, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2004. Through December 31, 2004, we made purchases of 2.9 million shares at a cost of $126.5 million and the authorization to purchase the remaining 2.1 million shares expired unutilized. On March 10, 2005, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2005. There were no share repurchases in 2005.

In March 2004, we entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with our share being 70% and XOMA’s share being 30%. We agreed to make an initial payment of $10.0 million, which was paid as of December 31, 2004, and to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund 75% of XOMA’s share of development expenses. Under this arrangement, we made $12.1 million in loan advances to XOMA as of December 31, 2005.

From time to time, we evaluate a number of business development opportunities. To the extent that we are successful in reaching agreements with third parties, these transactions may involve selling a significant portion of our current investment portfolio, incurring additional debt or issuing additional Chiron shares.

Contractual Obligations

Our contractual obligations as of December 31, 2005 were as follows:

	Obligations by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt (includes current portion)(1)	$940,292	$49,347	$2,284	$2,155	$886,506
Capital lease obligations(2)	165,794	2,624	5,248	157,922	—
Other non-current liabilities(3)	112,828	—	18,364	6,648	87,816
Operating leases(4)	200,816	32,191	51,151	36,311	81,163
Purchase obligations:
Technology services agreement(5)	39,600	9,600	19,200	10,800	—
Purchase orders(6)	74,200	74,200	—	—	—
Supply agreement(7)	128,100	18,300	36,600	36,600	36,600
Plant expansion(8)	19,200	4,800	9,600	4,800	—
Berna biotech(9)	800	800	—	—	—
Capital commitments(10)	43,868	41,299	2,569	—	—
Infonet(11)	2,100	1,200	900	—	—
Letters of credit(12)	14,825	14,825	—	—	—
Research and development arrangements(13)	60,800	50,200	10,600	—	—
Insurance-related items(14)	21,269	21,269	—	—	—
Manufacturing and supply agreement(15)	17,500	12,000	5,500	—	—
Supply agreement(16)	11,900	5,950	5,950	—	—
Burrill Life Sciences Capital Fund, L.P.(17)	5,300	5,300	—	—	—
Forward Venture V L.P(18)	4,400	4,400	—	—	—
TPG Biotechnology Partners, L.P(19)	2,200	2,200	—	—	—
Forward Ventures IV L.P(20)	1,900	1,900	—	—	—
Burrill Biotechnology Capital Fund L.P(21)	3,300	3,300	—	—	—
Contract manufacturing agreement(22)	20,488	6,308	7,880	6,300	—
Revolving credit agreement(23)	2,500	2,500	—	—	—
Loan facility(24)	37,900	37,900	—	—	—
Managed services agreement(25)	467	467	—	—	—
Total	$1,932,347	$402,880	$175,846	$261,536	$1,092,085

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

In June 2001, we issued zero coupon Liquid Yield Option Notes (LYONs) with a face value of $730.0 million and a yield to maturity of 2.0%. The LYONs were carried net of an original issue discount of $328.2 million, which was being accreted to interest expense over the life of the LYONs using the effective interest method. On June 12, 2004, certain LYONs holders, at their option, tendered $649.9 million in aggregate principal amount at maturity for purchase by us. The purchase price for the LYONs was $584.31 in cash per $1,000 in principal amount at maturity. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. At December 31, 2005, there remains outstanding $80.1 million in aggregate principal amount at maturity and an accreted balance of $48.3 million for the LYONs. The LYONs are uncollateralized and unsubordinated, and rank equal in right of payment to our existing and future uncollateralized and unsubordinated indebtedness.

At the option of the holders, we may be required to purchase all, or a portion, of the remaining LYONs on June 12, 2006 at $608.04 for each note with face value of $1,000. Accordingly, $48.3 million is included in the current portion of long-term debt in the Consolidated Balance Sheet at December 31, 2005, and in the “Less than 1 year” column in the table of Contractual Obligations, above.

We had various other notes payable totaling $7.0 million at December 31, 2005.

Long-term debt, other than the LYONs, has been reflected in the table above at its stated maturity dates for presentation purposes only. On specified dates, our repayment obligation could occur earlier than the maturity dates presented above because holders of the debentures have the right to require us to repurchase the debt.

   (2)  In July 2003, we entered into a new six-year lease to rent a research and development facility in Emeryville, California (R&D Property) following the expiration of the existing lease accounted for as an operating lease. We accounted for this new lease as a capital lease and, as a result, recorded the leased asset and the corresponding liability of $157.5 million on our balance sheet. This amount represents the present value of minimum lease payments, including the residual value guarantee. The lease provides a $156.0 million residual value guarantee from us to the lessors in the event fair value of the R&D Property declines below the total investment of $173.3 million made by the lessors in the R&D Property. Consequently, our maximum payment obligation is $156.0 million upon termination of the lease on or before July 1, 2009. When the lease agreement includes a residual value guarantee, we use the following method to estimate amortization of the leased asset. First we determine the amount that may become payable to the lessor at the end of the lease term due to a decline in the estimated fair value of the leased asset below the lessor’s total investment of $173.3 million. The leased asset is then amortized using a straight-line method to an amount such that the capital lease liability, net of the book value of the amortized leased asset at the end of the lease term equals the amount payable to the lessor. We estimated the fair value of the R&D Property at the end of the lease term will be approximately $168.9 million. The fair value at the end of the lease term was estimated using the cost approach in which appraised value at lease inception is modified by estimates for building cost appreciation and building component depreciation through the six-year lease term. This valuation requires significant estimates and assumptions. We believe the fair value assigned is based on reasonable assumptions. Aggregate amortization of the leased asset over the term of the lease is estimated to be approximately $6.0 million. For the years ended December 31, 2005, 2004 and 2003, $1.0 million, $1.0 million and $0.5 million, respectively, were recorded as amortization expense for the capital lease.

At the inception of the lease, the future minimum lease payments, exclusive of a residual value guarantee, are approximately $15.7 million over the lease term. The lease payments represent variable-rate interest payments indexed to a three-month London interbank offered rate plus 40 basis points. On or before July 1, 2009, we can choose to either purchase the facility from the lessors or sell the facility to a third party. This option accelerates if we default on our lease payments or in the event of other defined events. If we choose to purchase the facility from the lessors the specified purchase consideration under the lease agreement is $173.3 million. Novartis has guaranteed (under provisions of the Investment Agreement) payments on this lease commitment, including payment of the residual value guarantee, to a maximum of $175.0 million.

   (3)  Other non-current liabilities as recorded in the Consolidated Balance Sheet as of December 31, 2005.

   (4)  We lease laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2015.

   (5)  Effective August 1, 2003, Chiron and IBM Corporation amended and restated the previous ten-year information technology services agreement which was effective on July 1, 1998. Under this revised agreement, IBM agreed to provide us with a full range of information services until March 31, 2010. We can now terminate this agreement, subject to certain termination charges. At December 31, 2005, minimum future payments to IBM are expected to be approximately $39.6 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM, as well as inflation.

   (6)  We had noncancelable purchase orders for ongoing operations of $74.2 million at December 31, 2005.

   (7)  In connection with the production of our influenza vaccine products, we must purchase large quantities of incubated fertile chicken eggs. Currently, for FLUVIRIN® influenza vaccine, we purchase those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, we have agreed to make specified purchases of 10.6 million British Pounds ($18.3 million at December 31, 2005) each year from that supplier through 2012, subject to our right to terminate this agreement earlier upon payment of a termination fee. To ensure that the incubation of the eggs is the appropriate standard for vaccine manufacturing, we acquired assets of the primary incubation facility from the egg supplier in December 2005.

   (8)  In 2003, our Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of our influenza vaccines primary manufacturing facility in Liverpool, United Kingdom. The new manufacturing facility will replace a portion of the existing influenza vaccines manufacturing facilities in Liverpool, United Kingdom and is anticipated to be available in 2009 for the manufacture of influenza vaccines, subject to regulatory approval. In December 2003, we entered into a 25-year lease for the building. As of December 31, 2005, we have incurred $23.0 million for the capital improvements portion of the project.

   (9)  In April 2001, Chiron, Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and Green Cross Vaccine. Our commitment is approximately 34.6 million Euro ($41.0 million at December 31, 2005) for the expansion of our Italian manufacturing facilities, of which we had incurred costs of 33.9 million Euro ($40.2 million), as of December 31, 2005. This agreement began in the fourth quarter 2001 and is expected to continue through 2006.

(10) We had various other firm purchase and capital project commitments totaling approximately $43.9 million at December 31, 2005.

(11) In 2003, we entered into a four-year Communication Services Agreement with Infonet USA Corporation. The contract requires a minimum monthly payment of $0.1 million and our commitment at December 31, 2005, totaled $2.1 million.

(12) At December 31, 2005, we had $14.8 million committed under letters of credit, which are required by German law, related to ongoing legal proceedings in Germany.

(13) We participate in a number of research and development arrangements with other pharmaceutical and biotechnology companies to research, develop and market certain technologies and products. We and our collaborative partners generally contribute certain technologies and research efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. At December 31, 2005, aggregate annual noncancelable funding commitments under collaborative arrangements are as follows:  2006—$32.0 million and 2007—$10.0 million. There are no noncancelable funding commitments under collaborative arrangements thereafter. We may also be required to make payments to certain collaborative partners upon the achievement of specified milestones. At December 31, 2005, aggregate milestone payments that may become due under these noncancelable collaborative arrangements totaled $9.4 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings. From the inception of these contracts through December 31, 2005, costs incurred under these collaborative arrangements totaled $71.5 million.

In addition to these collaboration arrangements, we have entered into contracts where we are responsible for all the costs related to research and development activities. At December 31, 2005, aggregate annual noncancelable commitments under these contracts are as follows: 2006—$4.3 million and 2007—$0.6 million. At December 31, 2005, aggregate milestone payments that may become due under these noncancelable arrangements totaled $4.5 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings. From inception of these contracts through December 31, 2005, costs incurred under these contracts totaled $9.5 million.

The timing of payments required for the achievement of milestones in the future is not determinable, therefore we have included future milestone payments in “less than 1 year” for presentation purposes.

(14) We had various performance bonds and insurance-related letters of credit in the amount of $21.3 million available at December 31, 2005. There are no amounts outstanding under these letters of credit at December 31, 2005.

(15) Effective February 2003, Chiron and Baxter Pharmaceutical Solutions LLC executed an eight-year manufacturing and supply agreement. Under this agreement, Baxter agreed to perform certain manufacturing procedures and supply us with a key component for a certain biopharmaceutical product. We have certain minimum purchase obligations under this agreement and are required to pay the difference, if any, between the actual quantity purchased and the minimum purchase obligation. We can terminate this agreement after the third year with eighteen month’s notice. At December 31, 2005, our minimum purchase obligation under this agreement over the next eighteen months is expected to be $17.5 million.

(16) Effective October 2002, Chiron and Medical Associates Network, Inc., Medimop Medical Projects, Ltd. and Medimop Medical Projects North, Ltd. (referred to as Med Parties in this section) executed a five-year supply agreement. Under this agreement, the Med Parties agreed to provide us with a presentation device for certain pharmaceutical products. We agreed to fund the Med Parties up to $1.5 million through 2003 to acquire the tools and equipment to manufacture the presentation device, of which we have paid $1.5 million as of December 31, 2005. In addition, under this agreement, we have minimum purchase requirements. Our minimum purchase obligation for the next two years is approximately $11.9 million. We can terminate the agreement subject to twelve-months notification. If we do not terminate the agreement by December 31, 2007, the agreement will be automatically renewed for an additional twelve months.

(17) In 2003, we became a limited partner of Burrill Life Sciences Capital Fund, L.P. We agreed to pay $10.0 million over six years, of which $4.7 million has been paid through December 31, 2005 for a 5.14% ownership. The partnership agreement does not allocate the contribution across future years; therefore we have included the remaining contributions in ‘less than 1 year’ for presentation purposes.

(18) In 2003, we became a limited partner of Forward Venture V, L.P. We agreed to pay $5.0 million over five years, of which $0.6 million has been paid through December 31, 2005, for a 3.45% ownership. The partnership agreement does not allocate the contribution across future years; therefore, we have included the remaining contributions in ‘less than 1 year’ for presentation purposes.

(19) In 2002, we became a limited partner of TPG Biotechnology Partners, L.P. We agreed to pay $5.0 million over ten years, of which $2.8 million has been paid through December 31, 2005, for a 2.83% ownership. The partnership agreement does not allocate the contribution across future years; therefore, we have included the remaining contributions in ‘less than 1 year’ for presentation purposes.

(20) In 2001, we became a limited partner of Forward Venture IV, L.P. We agreed to pay $15.0 million over ten years, of which $13.1 million has been paid through December 31, 2005, for a 6.35% ownership. The partnership agreement does not allocate the contribution across future years; therefore, we have included the remaining contributions in ‘less than 1 year’ for presentation purposes.

(21) In 2000, we became a limited partner of Burrill Biotechnology Capital Fund, L.P. We agreed to pay $25.0 million over five years, of which $21.7 million has been paid through December 31, 2005, for a 23.26% ownership. The partnership agreement does not allocate the contribution across future years; therefore, we have included the remaining contributions in ‘less than 1 year’ for presentation purposes.

(22) Effective June 2003, Chiron and SynCo B.V., a related party, executed a seven and a half-year contract manufacturing agreement. Under this agreement, SynCo agreed to provide services related to the production of certain of our vaccine products for the European and U.S. markets commencing in 2004. We have a firm binding order for products to be delivered by SynCo in 2006 under this agreement. Our minimum purchase obligation under this agreement, which depends on the quantities purchased by us in years 2007 through 2010, inflation and movement in the Euro to U.S. Dollar exchange rate, is expected to be approximately $20.5 million over the remaining term of the agreement.

(23) In August 2003, we entered into a $2.5 million revolving credit agreement with Nektar Therapeutics to support the financing of equipment, facility improvements and other capital expenditures related to the manufacture of clinical supplies in support of a program to develop a dry powder formulation of TOBI® tobramycin. Each advance made under this revolving line of credit matures on the sixth anniversary of the initial advance. As of December 31, 2005, Nektar Therapeutics has not drawn from the revolving line of credit.

(24) In March 2004, we entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with our share being 70% and XOMA’s share being 30%. We agreed to make an initial payment of $10.0 million, which was paid as of December 31, 2004, and to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund 75% of XOMA’s share of development expenses. Under this arrangement, we made $12.1 million in loan advances to XOMA as of December 31, 2005. Interest payable by XOMA is due when the principal is due and is additive to the $50.0 million available principal. Interest payable of $0.3 million was added to the outstanding balance as of December 31, 2005. The loan advances are recorded at their fair value based upon an interest rate for a similar loan facility from a bank to a similar counterparty. The recorded amount will be accreted to full face value over the life of the outstanding facility based on the effective interest method. At December 31, 2005, $7.1 million was recorded as “Non-current notes receivable” in the Consolidated Balance Sheet for these loan advances. The funding of the loan facility in the future is not determinable; therefore, we have included the entire amount available under the loan facility in “less than 1 year” for presentation purposes.

(25) Effective June 2002, Chiron and VWR International, Inc. executed a seven-year managed services agreement. Under this agreement, VWR agreed to provide us with purchasing and delivery services. Effective June 2005, we amended this agreement for a new term through 2012. We can terminate this agreement at any time with six month’s notice. If we do not terminate this agreement, payments to VWR are expected to be approximately $6.5 million, of which approximately $0.5 million was paid in 2005. Under the amendment, we have the option to renew the agreement for an additional three years at the end of the new termination date in 2012.

Borrowing Arrangements

Our $100.0 million revolving, committed, uncollateralized credit facility with a major financial institution expired in February 2006 and was not renewed at our election. This facility had been guaranteed by Novartis AG under a November 1994 Investment Agreement. There were no borrowings outstanding under this credit facility at December 31, 2005 and 2004. In July 2003, we entered into a new six-year lease to rent a research and development facility in Emeryville, California. Under provisions of the November 1994 Investment Agreement, Novartis AG guaranteed payments on this lease commitment to a maximum of $175.0 million.

Under the terms of the Investment Agreement, Novartis agreed to guarantee certain of our obligations under revolving credit facilities through January 1, 2008, the date on which the guarantee will expire. The principal amount of indebtedness under the guaranteed credit facilities outstanding at any one time may not exceed a specified cap. That cap was $402.5 million. In November 1996, we and Novartis agreed that we could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million, for a maximum borrowing amount under the cap of $702.5 million. In exchange for this increase, the amount of our common stock required to be purchased by a Novartis affiliate, at our request, under the Subscription Agreement, would be reduced by an equal amount. The maximum amount Novartis is required to guarantee pursuant to the terms of the Investment Agreement has been reduced by $109.8 million following an election by us in December 2005, to exercise our subscription rights under the Investment Agreement, decreasing the cap to $592.7 million.  We also agreed to enter into a separate agreement with Novartis for each obligation guaranteed by Novartis under which we agree to reimburse Novartis for any payments made or out-of-pocket expenses incurred by Novartis in connection with the guarantee (each, a “Reimbursement Agreement”). Our obligations under the Reimbursement Agreements are, at the request of Novartis, to be fully secured by collateral (which means guaranteed by assets pledged by us) acceptable to Novartis. As discussed above, through February 2006, Novartis guaranteed a $100.0 million U.S. credit facility for our benefit for which there were no borrowings outstanding at December 31, 2005 and $173.3 million of our capital lease commitments. The U.S. credit facility has since expired and at our election was not renewed and is thus no longer guaranteed by Novartis. As a result of these guarantees and the conversion of $9.8 million of bonds in 2000 into shares of our common stock, there remains approximately $417.7 million of the guarantee available following the exercise of our subscription rights and our subsequent election to increase the amount Novartis may be required to guarantee to the maximum borrowing amount.

We also have various credit facilities available outside the U.S. There were no outstanding borrowings under these facilities at December 31, 2005 and 2004. One facility is maintained for our 51%-owned Indian subsidiary, and allows for total borrowings of 200 million Indian Rupees ($4.4 million at December 31, 2005). There were no outstanding borrowings under this facility at December 31, 2005 and 2004.

Off-Balance Sheet Arrangements

As of December 31, 2005 and 2004, we do not have any off-balance sheet arrangements.

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

Factors That May Affect Future Results

As a global biopharmaceutical company, we are engaged in a rapidly evolving and often unpredictable business. The forward-looking statements contained in this Form 10-K and in other periodic reports, press releases, presentations and other statements issued by us from time to time reflect our current beliefs and expectations concerning objectives, plans, strategies, future performance and other future events. The following discussion highlights some of the factors, many of which are beyond our control, which could cause actual results to differ materially.

Chiron will be subject to business uncertainties and contractual restrictions in connection with the proposed merger with Novartis.

Uncertainty about the proposed merger with Novartis and its possible effect on employees, customers and other constituencies  have had an adverse effect on Chiron. These uncertainties have impaired our ability to attract, retain and motivate key personnel, and have caused customers, suppliers, partners and others that deal with us to seek to change existing business relationships. Retention of certain employees has been challenging during the pendency of the merger, as employees experience uncertainty about their future roles after the merger or the prospects of Chiron if the merger does not occur. If key employees continue to depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Novartis after the merger or with Chiron if the merger is not consummated, our business could be harmed. In connection with the proposed merger, some distributors, customers and strategic partners could delay or defer decisions, which could negatively impact revenues, earnings and cash flows of Chiron.

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

Developments with respect to influenza vaccines over the past year may harm our business and results of operations.

In October 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, suspended our license to manufacture FLUVIRIN® vaccine at our Liverpool, U.K. facility. As a result of the suspension of our license, we did not release any FLUVIRIN® vaccine during the 2004-2005 influenza season. On March 2, 2005, the MHRA notified us that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN® vaccine, conditioned on the understanding that Chiron’s commitment to its remediation plan will continue and will be subject to further inspections by the MHRA. On October 17, 2005, we initiated delivery and release of FLUVIRIN® vaccine to customers in the United States for the 2005-2006 influenza season. As of such time, we had received all necessary approvals from the U.S. Food and Drug Administration (FDA) and MHRA to start supplying FLUVIRIN® vaccine to the U.S. market.

We received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN® vaccine and the suspension by the MHRA of our license. In February 2005, after having previously commenced an informal inquiry, the Securities and Exchange Commission, or SEC, notified us that it would commence a formal investigation into whether we or our employees violated any federal securities laws in connection with these developments regarding FLUVIRIN® vaccine, and Chiron subsequently received subpoenas from the SEC requesting production of certain documents relating to our Liverpool facility and FLUVIRIN® vaccine. In February 2006, the SEC notified us that it had decided to terminate its investigation, and that no enforcement action had been recommended against the company. We also received a voluntary request for information from the United States House of Representatives, Energy and Commerce Committee, Subcommittee on Oversight and Investigations requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office, the SEC staff and Congressional staff. Additional investigations regarding these matters may arise.

In addition, we and certain of our officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN® vaccine, which are described in Part I, Item 3, “Legal Proceedings”. Certain distributors and other parties with whom we had contracted to supply FLUVIRIN® vaccine are considering or have communicated claims against us as a result of our inability to supply FLUVIRIN® vaccine, and additional parties may do so in the future. On January 27, 2005, the U.S. Centers for Disease Control and Prevention, or CDC, terminated its contracts with Chiron for the supply of FLUVIRIN® vaccine for default on the basis of Chiron’s failure to supply such vaccine to the U.S. government for the 2004-2005 influenza season. The CDC has reserved the right to hold Chiron liable for any excess costs it may have incurred in replacing any FLUVIRIN® vaccine that Chiron failed to deliver and further has reserved all other remedies provided under the contract. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused us to incur substantial expense and have required significant time and attention from our management and will continue to do so in the future and could result in civil action and/or criminal proceedings against Chiron. The results of any such investigations, proceedings or disputes could have a material adverse effect on our consolidated financial position and results of operations and/or cash flow.

Although the MHRA has lifted its suspension of our license to manufacture FLUVIRIN® vaccine, we expect to incur additional expenses in connection with ongoing FLUVIRIN® vaccine matters, which could be material, including in connection with (1) our continuing remediation efforts at our Liverpool facility; and (2) responding to private lawsuits and other claims and investigations that exist or may arise.

For additional information on the U.S. Attorney’s investigation, SEC investigation, private lawsuits and other claims, see Part I, Item 3. “Legal Proceedings” of this report on Form 10-K.

BEGRIVAC™ vaccine is manufactured at our facility in Marburg, Germany. In July 2005, we reported that we would be unable to supply any BEGRIVAC™ vaccine doses for the 2005-2006 influenza season due to a product sterility issue and wrote off our existing product inventory resulting in charges of $18.0 million to cost of sales for the year ended December 31, 2005. Investigation of the product sterility issue has been completed and implementation of remedial measures and facility modifications is underway. Our inability to supply BEGRIVAC™ vaccine as planned to non-U.S. markets for the 2005-2006 influenza season or, if remedial efforts are delayed or not successful, future seasons could have a material adverse affect on our business and results of operations. In addition, it is possible that distributors and other parties with whom we had contracted to supply influenza vaccine may make claims against us as a result of Chiron not supplying influenza vaccine. Any such claims may cause us to incur substantial expense and require significant time and attention from our management. The results of any such claims could have a material adverse effect on our consolidated financial position and results of operations and/or cash flow.

We did not release any FLUVIRIN® vaccine during the 2004-2005 influenza season. As a result, our results of operations for 2004 were materially adversely affected by these matters. In addition, we did not release any BEGRIVAC™ vaccine during the 2005-2006 influenza season. Additional issues with respect to influenza vaccines could cause us to have to recognize an impairment charge with respect to the goodwill, certain other intangible assets and property, including without limitation the Liverpool plant resulting from the PowderJect acquisition and the new influenza vaccines manufacturing facility under construction in Liverpool, which could have a material adverse effect on our results of operations.

Our previous inability to supply influenza vaccines has led to loss of market share and may lead to loss of additional market share in future seasons. Following the announcement of our FLUVIRIN® license suspension, competitors announced plans to introduce influenza vaccine products in the United States and sought expedited regulatory approval to do so. Even though the license suspension has been lifted, some of our customers may continue to choose to purchase influenza vaccine from other providers as their products become available in the United States. Loss of market share in the United States or foreign markets could have a material adverse effect on our business and results of operations. Delays in start-up procedures for ramping up to full production and normal manufacturing issues inherent in the complexity of influenza vaccine production, adversely affected the amount of FLUVIRIN® vaccine that we were able to produce for the 2005-2006 influenza season and may result in further loss of market share.

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

Our work on new vaccines for pandemic preparedness exposes us to special risks that we may be unable to control.

We continue to incur significant expenses in researching, developing and manufacturing new vaccines for pandemic preparedness. To date, these vaccines have undergone limited clinical testing and are not approved for use outside of clinical trials. In the event of a pandemic, countries may opt to use our pandemic vaccines without full clinical trials. Although there is some effort to limit product liability exposure for manufacturers of pandemic vaccines, we cannot be assured that any attempts to limit liability exposure, whether legislatively or contractually, will sufficiently address our risks or be adopted in all countries.

In addition, a pandemic or the perceived risk of a pandemic could result in countries taking actions to protect their citizens that could affect our ability to control the production and export of pandemic vaccines or otherwise impose burdensome regulations on our business. For example, our manufacturing locations may be subject to possible seizure by governments in the event of a pandemic. Countries may also require that we grant compulsory licenses to allow competitors to manufacture products that are covered by our patents. Although we have entered into agreements to provide vaccine to certain countries where our manufacturing facilities are located, we cannot give any assurance that these agreements will prevent actions that decrease our sales or otherwise harm our business.

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

We have entered into contracts with third parties for the production and packaging of TOBI® tobramycin. Over time, we can use alternative production and packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of TOBI® solution due to work stoppages or other factors, our operations could be disrupted until alternative sources are secured. We have entered into contracts with third parties for the packaging of the pre-filled diluent syringe for BETASERON® interferon beta-1b. Over time, we can use alternative packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of the pre-filled diluent syringe for BETASERON® interferon beta-1b due to work stoppages or other factors, our operations could be disrupted until alternative sources are secured.

In connection with the production of our influenza vaccine products, we must purchase large quantities of incubated fertile chicken eggs. Currently, for FLUVIRIN® influenza vaccine, we purchase those eggs from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, we have agreed to make specified purchases from that supplier through 2012, subject to our right to terminate this agreement earlier upon payment of a termination fee. To ensure that the incubation of the eggs is of the appropriate standard for vaccine manufacturing, we acquired the assets of the primary incubation facility from the egg supplier in December 2005. Avian influenza has resulted in the massive death or culling of domestic poultry in certain regions, primarily Southeast Asia. If our suppliers were to fail to supply eggs in sufficient quantities or quality, including as a result of any outbreak of avian influenza or other issues related to the chickens, our business would be materially affected.

We are a key provider for the blood screening field of nucleic acid testing and immunodiagnostics. In nucleic acid testing, we rely on our collaborative partner, Gen-Probe, to manufacture the PROCLEIX® WNV Assay, currently in use on an investigational-use basis in the U.S., and the PROCLEIX® HIV-1/HCV Assay and PROCLEIX® ULTRIO® Assay. The related instrument systems are sourced from third party suppliers. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription-Mediated Amplification technology. In immunodiagnostics, under our joint business contractual arrangements with Ortho-Clinical Diagnostics, we manufacture bulk reagents and antigens and confirmatory test kits sold in the clinical diagnostics and blood screening fields. While we and our partners work to mitigate the risks associated with being a key provider, there can be no assurance that our partner, Gen-Probe, will be able to provide sufficient quantities of the PROCLEIX® WNV Assay, PROCLEIX® HIV-1/HCV Assay and PROCLEIX® ULTRIO® Assay or that we will be able to manufacture sufficient bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. Our difficulties or delays or those of our partners’ could cause a public health concern for the blood supply, as well as increase costs and cause loss of revenue or market share.

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

Federal false claims laws generally prohibit a person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other health care companies have been subject to investigative and enforcement activity under these laws, including qui tam suits filed by “whistleblowers,” for a variety of alleged inappropriate promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product; engaging in “off-label” promotion that caused claims to be submitted to federal and state programs for non-covered off-label uses; and submitting inflated “best price” and otherwise incorrect pricing data for Medicaid rebate or other price reporting purposes. In some cases, the manufacturers have been alleged to have aided and abetted in the submission of false claims. In addition, state Attorneys General and private class action plaintiffs have filed civil suits under the federal RICO statute and a variety of state consumer protection laws claiming that pharmaceutical companies reported inflated average wholesale prices to pricing services used by the federal programs to set reimbursement rates, and that as a result, Medicare beneficiaries, Medicaid programs and private payers overpaid for drugs. Still other manufacturers have been subject to enforcement activity for alleged violations of such federal statutes as the Prescription Drug Marketing Act, involving pharmaceutical sampling practices. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

As of December 31, 2005, our total debt including current portion, was $940.3 million. Our level of debt could restrict our operations and make it more difficult for us to satisfy our obligations under the 2033 and the 2034 convertible debentures (the “debentures”). Among other things, our level of debt may:

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

We and our subsidiaries may still be able to incur substantially more debt. The terms of the indenture governing the debentures and the agreements governing our other debt permit additional borrowings. Our incurrence of additional debt could further exacerbate the risks described above.

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

On October 30, 2005, we entered into a merger agreement with Novartis AG and Novartis Corporation, pursuant to which Chiron would become a wholly owned subsidiary of Novartis Corporation if the proposed merger is consummated. Apart from the transactions contemplated by the merger agreement, we have an alliance with Novartis AG, a life sciences company headquartered in Basel,

Switzerland. Under a series of agreements between Chiron and Novartis, which will continue in force while our merger with Novartis is pending or if the merger is not completed, and as a result of subsequent stock issuances by Chiron, Novartis’ ownership interest in Chiron was approximately 43.9% as of December 31, 2005. The governance agreement between Chiron and Novartis contains provisions that require the approval of Novartis before we enter into certain corporate transactions. These transactions generally include significant debt or equity issuances, debt or equity repurchases, most mergers and acquisitions, the payment of cash dividends, amendments to Chiron’s certificate of incorporation or by-laws, and other transactions that would adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder. In addition, a majority of the independent directors must approve any material transactions between Chiron and Novartis. These provisions may limit our ability to enter into transactions with third parties otherwise viewed as beneficial to Chiron. In addition, as discussed under “Chiron will be subject to business uncertainties and contractual restrictions in connection with the proposed merger with Novartis,” our merger agreement with Novartis contains additional and more restrictive limitations on our operations while the merger agreement is in effect. All of our shares owned by Novartis are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Novartis’ request, we will file one or more registration statements under the Securities Act in order to permit Novartis to offer and sell shares of our common stock, including shares that Novartis was required to purchase from us pursuant to the exercise of our subscription rights under the subscription agreement. Sales of a substantial number of shares of our common stock by Novartis in the public market could adversely affect the market price of our common stock.

Our stock price could be volatile.

The price of our stock, like that of other pharmaceutical companies, is subject to significant volatility. Any number of events, both internal and external to us, may affect our stock price. These include, without limitation:

•       Developments with respect to the proposed merger with Novartis;

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

In the fourth quarter of 2005, the German tax authorities released draft administrative guidance related to 2003 legislation regarding certain intercompany debt arrangements. We believe that the 2003 legislation as written permits a tax deduction for the interest expense accrued on certain intercompany loans related to our operations in Germany. However, if the 2005 draft administrative guidance is finalized as introduced, intercompany interest expense of approximately $32.0 million per year could be disallowed for the years 2004 and forward, which would have a material adverse impact on our reported effective tax rate. We have not provided for any additional tax since we believe it is currently not probable of payment as this guidance is in draft form and is subject to significant revision.

The ability to use certain deferred tax assets is dependent upon future profitability in the Vaccines business.

A material portion of our deferred tax assets are due to tax loss carryforwards and other deferred tax benefits incurred in the Vaccines business in the UK and Italy, primarily due to reduced FLUVIRIN® influenza vaccine sales and continuing research and development expenses. The ability to use these deferred tax assets is dependent upon us earning sufficient future profits in these jurisdictions. If management determines that profits will not be earned in the tax periods before which such losses expire, then a valuation allowance could be required and a substantial tax expense may result.

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

•       Effective tax rate fluctuations; and

•       The level of product reserves due to various issues, including seasonality patterns, excess and obsolete inventory, and production yields.

Our results in any one quarter are not necessarily indicative of results to be expected for a full year.

Revisions to accounting standards, financial reporting and corporate governance requirements and tax laws result in changes to our standard practices and will impact our results and could require a significant expenditure of time, attention and resources, especially by senior management.

We must follow accounting standards, financial reporting and corporate governance requirements and tax laws set by the governing bodies and lawmakers in the U.S. and other countries where we do business. From time to time, these governing bodies and lawmakers implement new and revised rules and laws. These new and revised accounting standards, financial reporting and corporate governance requirements and tax laws may require changes to our financial statements, the composition of our board of directors, the composition,  responsibility and manner of operation of various board-level committees, the information filed by us with the governing bodies and enforcement of tax laws against us. Implementing changes required by such new standards, requirements or laws likely will require a significant expenditure of time, attention and resources, especially by our senior management. It is impossible to completely predict the impact, if any, on Chiron of future changes to accounting standards, financial reporting and corporate governance requirements and tax laws.

It is possible that the application of certain current accounting standards may change due to environmental factors, which may necessitate a change in our standard practice related to these accounting standards. In particular, effective January 1, 2006 we are required to adopt SFAS No. 123(R), which requires us to apply a fair-value based method to account for costs related to share-based payments including stock options and employee stock purchase plans. We expect the adoption of SFAS 123(R) to materially impact our results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our operations consists of manufacturing and sales activities in western European countries. As a result, our financial results may be affected by changes in the foreign currency exchange rates of those countries. Our primary exposures to foreign exchange rates are associated with the value of the Euro and the value of the British Pound. To mitigate foreign currency exchange risks, we enter into foreign currency forward contracts and purchase foreign currency option contracts. We do not use any of these derivative instruments for trading or speculative purposes. The total notional amount of these derivative financial instruments at December 31, 2005 and 2004 was $178.2 million and $131.3 million, respectively.

We use foreign currency forward contracts to hedge the gains and losses generated by the re-measurement of certain assets and liabilities denominated in foreign currencies. Typically, these contracts have maturities of three months or less. At December 31, 2005, our transaction exposures amounted to $178.6 million and were offset by foreign currency forward contracts with a notional amount of $178.2 million. The unrealized gain on outstanding foreign currency forward contracts was $2.6 million at December 31, 2005. The notional amount of the foreign currency forward contracts was $131.3 million at December 31, 2004. The unrealized loss on outstanding foreign currency forward contracts was $10.4 million at December 31, 2004. Based on exposures at December 31, 2005, a 10% movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately

$0.04 million. A 10% movement in the value of the U.S. Dollar versus our portfolio of transaction exposures has not occurred in the last 12 quarters. Foreign currency gains (losses) from continuing operations, including the impact of hedging, were $1.5 million, $(0.4) million and $5.5 million in 2005, 2004 and 2003, respectively.

Our primary anticipated exposures result from non-U.S. Dollar denominated revenues and expenditures related to our Western European operations. Our risk is that the value of the British Pound increases (i.e., we have a “short” British Pound exposure) and that the value of the Euro decreases (i.e., we have a “long” Euro exposure). Our short British Pound exposure is currently larger than our long Euro exposure. Hence, a decrease in the value of the U.S. Dollar vis-à-vis both these currencies will likely have a negative impact on our financial results. We may selectively hedge anticipated currency exposures by purchasing foreign currency option contracts and forward contracts. We may also purchase British Pound denominated fixed income securities to hedge our short British Pound exposure. At December 31, 2005, we had purchased 11.2 million British Pound denominated fixed income securities. When we use options, we usually purchase out-of-the-money foreign currency option contracts to limit hedging costs. At December 31, 2005 and 2004, we had no outstanding option contracts. Based on estimated exposures and existing hedges at December 31, 2005 and based on historical patterns of exchange rate movements, a value-at-risk analysis estimates that there is a 95% probability that our portfolio of anticipated currency exposures will result in a loss of less than $12.7 million over the next 12 months. We may enter into foreign currency forwards or options, or we may buy additional British Pound denominated fixed income securities to hedge these exposures.

Interest Rate Risk

We have exposure to changes in interest rates in both our investment portfolio and certain floating rate liabilities and lease commitments where interest rates are tied to the London Inter-Bank Offered Rate. Our investment portfolio consists of a diversified selection, of fixed income securities, including money market funds and instruments, corporate notes and bonds, government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. Changes in interest rates do not affect interest expense incurred on our convertible debentures because the debentures bear interest at fixed rates.

Our investment portfolio amounted to approximately $1,408.8 million at December 31, 2005. As of that date, we also had $173.3 million of floating rate obligations tied to the London Inter-Bank Offered Rate (LIBOR). We have a “natural hedge” against this exposure as a result of our portfolio holdings in floating rate fixed income securities tied to LIBOR. The analysis below describes the impact of changes in interest rates to us and is based on a net investment portfolio of $1,235.5 million.

The analysis assumes an immediate parallel increase or decrease in interest rates of 150-basis points and examines the impact to us over the next twelve months. An immediate increase in interest rates of 150-basis points results in interest income of $63.4 million over the subsequent 12-month period. Similarly, a 150-basis point decrease results in reported interest income of $38.8 million. Also, an immediate increase in interest rates of 150-basis points results in a decrease in the portfolio market value of $7.7 million. Fluctuations in the value of our investment securities caused by changes in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

A larger than 150-basis point movement in short-term interest rates has occurred twice in the last ten years, a 100-150 basis point movement has occurred once in the last ten years, a 50-100 basis point movement has occurred in three of the last ten years, and a 0-50 basis point movement has occurred in four of the last ten years.

Equity Securities Risk

We have exposure to equity price risk because of our investments in equity securities. Typically, we obtain these securities through our collaboration agreements with other pharmaceutical and biotechnology partners. We classify a majority of these securities as available-for-sale and, consequently, record them on the balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. We periodically review the carrying values of these securities. We recognize impairment losses against earnings in the same period the loss was deemed to have occurred. Changes in share prices affect the value of our equity portfolio. To reduce this risk, we hedged a portion of our exposure through forward sales contracts. The forward sales contracts substantially offset any changes in value of the securities held and, in effect, neutralize the impact of market valuation shifts on the hedged portfolio. The notional amount of our forward sales contracts at December 31, 2005 was $12.9 million. The unrealized gain on outstanding forward sales contracts was $1.5 million at December 31, 2005. The notional amount of our forward sales contracts at December 31, 2004 was $41.5 million. The unrealized gain on outstanding forward sales contracts was $4.8 million at December 31, 2004. In the future, we may use additional hedging strategies in order to mitigate the potential adverse impact from changes in the market value of stock prices. We have no assurance that impairment losses will not have a material adverse impact on our future results of operations. We recorded charges of $1.3 million, $1.4 million, and $0.0 million in 2005, 2004, and 2003 respectively, to write down certain available-for-sale equity securities that we deemed to have been impaired. At December 31, 2005, if the market price of our equity investments, including warrants, decreased by 10%, the market value of the equity portfolio would decrease by $1.5 million.

Counterparty Risk

We manage the risk of counterparty default on our debt securities and derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial condition. We execute debt securities and derivative financial transactions with financial institutions and other issuers with strong credit ratings, which reduce the risk of loss due to nonpayment or deterioration in credit rating.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We incorporate the information required for this item by reference to the financial statements listed in Item 15(a) of Part IV of this Form 10-K.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures   As of the end of the period covered by this Annual Report, Chiron carried out an evaluation under the supervision and with the participation of Chiron’s management, including Chiron’s CEO and CFO, of the effectiveness of the design and operation of Chiron’s disclosure controls and procedures. Based on that evaluation, Chiron’s management, including the CEO and CFO, concluded that as of December 31, 2005 Chiron’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The management of Chiron assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on our assessment of internal control over financial reporting.

(c)   Report of the independent registered public accounting firm on internal control over financial reporting

The Board of Directors and Stockholders of Chiron Corporation

We have audited management’s assessment, included in “Management’s annual report on internal control over financial reporting” above, that Chiron Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chiron Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Chiron Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Chiron Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chiron Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Chiron Corporation and our report dated March 14, 2006 (except for Note 20, as to which the date is March 16, 2006) expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 14, 2006

(d)   Changes in internal controls   As of December 31, 2004 the Company’s assessment of the effectiveness of its internal control over financial reporting identified three material weaknesses in the Company’s internal control over financial reporting. During the fourth quarter of fiscal year 2005, and in connection with the preparation of our consolidated financial statements for the year ended December 31, 2005, we implemented additional controls and procedures relating to the annual tax provision process to address the material weakness that had been identified in 2004. Such additional controls and procedures included, among others:

•       The implementation of new analytical tools in order to enhance the analysis and calculation of the tax provision and other tax accounts

•       Additional training of personnel responsible for the tax provision process

As of December 31, 2005, the Company had remediated the controls that led to the prior year’s material weaknesses, which pertained to both the design and operating effectiveness of controls relating to revenue recognition at our vaccines subsidiary in Germany, the annual income tax provision and the timely determination of the appropriate accrual for legal services.

Except as discussed above, there were no changes in the company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate the information required for this item by reference to our definitive Proxy Statement for our 2006 Annual Meeting. We intend to file our Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2005. See the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in the

Proxy Statement. For information on our executive officers, refer to the section entitled “Executive Officers of the Registrant” which appears at the end of Part I of this 10-K.

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

Equity Compensation Plan Information

The table below shows the securities authorized for issuance under Chiron’s equity compensation plans in effect at December 31, 2005. Chiron does not maintain any equity compensation plans that have not been approved by its stockholders.

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	27,775,631	(1)(2)(3)	$39.87	16,707,840 (4)
Equity compensation plans not approved by security holders	—		—	—
Total	27,775,631			16,707,840

(1)          Excludes purchase rights accruing under the Purchase Program component of the 2004 Stock Compensation Plan (the “Stock Plan”); the Stock Plan has a shareholder approved reserve of 79.2 million shares of which up to 6,400,000 shares may be issued under the Purchase Program. Under the Purchase Program as in effect on December 31, 2005, each eligible employee may purchase up to 2,700 shares of common stock during a 3 month offering period; shares are purchased during the offering period at quarterly intervals on the last business day of March, June, September and December each year; common stock will be purchased on the eligible employee’s behalf at a purchase price equal to ninety percent (90%) of the fair market value per share of common stock on the purchase date; and the fair market value is equal to the average of the high and low selling prices of the common stock as reported on the Nasdaq National Market on the purchase date.

(2)          Includes 839,705 shares reserved for issuance under outstanding share right awards issued under the Stock Plan. The outstanding share right awards will vest upon the completion of a designated service period or attainment of specified performance goals. As the award vests, shares will be issued to the holder with no cash payment to us required. The weighted average exercise price indicated in column (b) does not take the share right awards into account.

(3)          Includes 56,386 shares subject to outstanding options granted in substitution of options held by employees of Pathogenesis Corporation at the time of its acquisition by Chiron in September 2000. The weighted average exercise price of these options is $31.38. At the time of the acquisition, Chiron granted substitute options for 207,293 shares with a weighted average exercise price of $30.12.

(4)          Consists of shares available for future issuance under the Stock Plan. As of December 31, 2005, 10,869,919 shares of our common stock were available for issuance under the Stock Plan. In accordance with the current terms of the Stock Plan, the number of shares of our common stock available for issuance under that plan automatically increases on the first trading day of January each calendar year by an amount equal to the lesser of (i) one percent (1.0%) of the number of Chiron Common Equivalent Shares outstanding as of the end of the preceding fiscal year or (ii) 3 million shares. “Chiron Common Equivalent Shares” are the total number of shares of common stock outstanding plus the total number of shares of common stock issuable upon conversion or exercise of outstanding warrants, options and convertible securities.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.   Index to Consolidated Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-1
Consolidated Balance Sheets at December 31, 2005 and 2004	F-2 – F-3
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005	F-4
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2005	F-5
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005	F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	F-7 – F-8
Notes to Consolidated Financial Statements	F-9 – F-83

2.   Index to Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts and Reserves	F-84

We omitted all other schedules because those schedules are not applicable, not required or because the required information is included in the Consolidated Financial Statements or accompanying notes.

(b)   Exhibits.   The Exhibits listed below are filed as part of this report.

Exhibit Number	Exhibit
2.01

Agreement and Plan of Merger, dated as of October 30, 2005, among Novartis Corporation, Novartis Biotech Partnership, Inc., Chiron and Novartis AG, incorporated by reference to Exhibit 2.01 of Chiron’s current report on Form 8-K filed with the Commission on November 1, 2005.

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

3.03

Certificate of Amendment of Restated Certificate of Incorporation of Chiron, as filed with the Office of the Secretary of St1ate of Delaware on May 22, 1996, incorporated by reference to Exhibit 3.04 of Chiron’s report on Form 10-Q for the period ended June 30, 1996.

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

4.10	Reserved
10.001	Purchase Agreement between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.90 of Chiron’s report on Form 10-Q for the period ended June 30, 1996.
10.002	Lease Agreement between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.91 of Chiron’s report on Form 10-Q for the period ended June 30, 1996.
10.003	Ground Lease between BNP Leasing Corporation and Chiron, dated June 28, 1996, incorporated by reference to Exhibit 10.92 of Chiron’s report on Form 10-Q for the period ended June 30, 1996.

10.004

Second Amendment between BNP Paribas Leasing Corporation, a Delaware corporation (as successor in interest to BNP Leasing Corporation) (“BNPLC”), and Chiron, dated July 1, 2003, incorporated by reference to Exhibit 10.004 of Chiron’s report on Form 10-Q for the period ended June 30, 2003.

*10.005

Agreement for Lease dated effective December 23, 2003, between Intercity Pharma Limited, as developer, and Evans Vaccines Limited, as tenant, incorporated by reference to Exhibit 10.005 of Chiron’s report on Form 10-K for fiscal year 2003.

10.006	Through 10.101 Reserved
10.102

Amended and Restated Revolving Credit Agreement, dated as of August 13, 2002, by and between Chiron and Bank of America, N.A., and exhibits thereto, incorporated by reference to Exhibit 10.102 of Chiron’s report on Form 10-Q for the period ended September 30, 2002.

10.103	Reserved
10.104

Stock Purchase and Warrant Agreement dated May 9, 1989, between Cetus Corporation and Hoffmann-La Roche Inc. (initially filed as Exhibit 10.36 of Chiron’s report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.104 of Chiron’s report on Form 10-Q for the period ended June 30, 1999.

10.105

Letter Agreement, dated as of December 12, 1991, relating to Stock Purchase and Warrant Agreement between Chiron and Hoffmann-La Roche Inc., incorporated by reference to Exhibit 10.51 of Chiron’s report on Form 10-K for fiscal year 1996.

10.106	Through 10.200Reserved
*10.201

Agreement between Chiron and Ortho Diagnostic Systems, Inc., a New Jersey corporation, dated August 17, 1989, and Amendment to Collaboration Agreement between Ortho Diagnostic Systems, Inc. and Chiron, dated December 22, 1989 (with certain confidential information deleted), (initially filed as Exhibit 10.29 to Chiron’s report on Form 10-K for fiscal year 1989, and refiled as Exhibit 10.14 of Chiron’s report on Form 10-Q for the period ended September 30, 1994), incorporated by reference to Exhibit 10.201 of Chiron’s report on Form 10-Q for the period ended March 31, 1999.

*10.202

License and Supply Agreement between Ortho Diagnostic Systems, Inc., a New Jersey corporation, Chiron and Abbott Laboratories, an Illinois corporation, dated August 17, 1989 (initially filed as Exhibit 10.31 to Chiron’s report on Form 10-K for fiscal year 1989, and refiled as Exhibit 10.15 of Chiron’s report on Form 10-Q for the period ended June 30, 1994), incorporated by reference to Exhibit 10.202 of Chiron’s report on Form 10-Q for the period ended March 31, 1999.

*10.203

Regulatory Filing, Development and Supply Agreement between Chiron, Cetus Oncology Corporation, a wholly-owned subsidiary of Chiron, and Schering AG, a German company, dated as of May 10, 1993 (initially filed as Exhibit 10.50 to Chiron’s report on Form 10-Q for the period ended September 30, 1993), incorporated by reference to Exhibit 10.203 of Chiron’s report on Form 10-K for fiscal year 1998.

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

*10.206	Reserved
*10.207

Letter Agreement dated as of December 4, 1997, between Chiron and Ortho Pharmaceutical Corporation and Ortho Biotech, Inc., incorporated by reference to Exhibit 10.207 of Chiron’s report on Form 10-K for fiscal year 1997.

*10.208	Reserved
*10.209

Second Amendment Agreement dated as of June 15, 2001, between Chiron and Schering Aktiengesellschaft, incorporated by reference to Exhibit 10.209 of Chiron’s report on Form 10-Q for the period ended June 30, 2001.

10.210	Reserved
*10.211

Side Letter Agreement dated as of December 20, 2002, between Chiron and Schering Berlin, Inc., incorporated by reference to Exhibit 10.211 of Chiron’s report on Form 10-Q for the period ended March 31, 2003, incorporated by reference to Exhibit 10.211 of Chiron’s report on Form 10-Q for the period ended June 30, 2003.

*10.212

Contract Manufacturing Agreement dated as of June 12, 2003, between Chiron S.r.l., Chiron Behring GmbH & Co., and SynCo Bio Partners B.V., incorporated by reference to Exhibit 10.212 of Chiron’s report on Form 10-Q for the period ended June 30, 2003.

*10.213

FDA Compliance Agreement dated as of June 12, 2003, between Chiron S.r.l, Chiron Behring GmbH & Co and SynCo Bio Partners B.V., incorporated by reference to Exhibit 10.213 of Chiron’s report on Form 10-Q for the period ended June 30, 2003.

10.214	Through 10.300 Reserved
*10.301

Settlement Agreement on Purified IL-2, made as of April 14, 1995, by and between Cetus Oncology Corporation, dba Chiron Therapeutics, a Delaware corporation, and Takeda Chemical Industries, Ltd., a Japanese corporation, incorporated by reference to Exhibit 10.74 of the Chiron’s report on Form 10-Q for the period ended July 2, 1995.

*10.302

Agreement, effective as of December 21, 1988, by and between Hoffmann-La Roche Inc., a New Jersey corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.70 of Chiron’s report on Form 10-Q for the period ended April 2, 1995.

*10.303

Agreement, effective as of December 21, 1988, by and among F. Hoffmann-La Roche Ltd., a Swiss corporation, Cetus Corporation, and EuroCetus International, B.V., a Netherlands Antilles corporation, incorporated by reference to Exhibit 10.71 of Chiron’s report on Form 10-Q for the period ended April 2, 1995.

*10.304

License Agreement made and entered into December 1, 1987, by and between Sloan Kettering Institute for Cancer Research, a not-for-profit New York corporation, and Cetus Corporation, incorporated by reference to Exhibit 10.75 of Chiron’s report on Form 10-Q for the period ended July 2, 1995.

*10.305

Cross-License Agreement dated as of November 30, 1998, between Chiron and Chiron Diagnostics Corporation, incorporated by reference to Exhibit 10.311 of Chiron’s current report on Form 8-K filed with the Commission on December 15, 1998.

*10.306

HCV Probe License and Option Agreement dated September 26, 1999, between Abbott Laboratories, an Illinois corporation, and Chiron, incorporated by reference to Exhibit 10.306 of Chiron’s report on Form 10-Q for the period ended September 30, 1999.

*10.307

HCV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.307 of Chiron’s report on Form 10-Q for the period ended September 30, 2000.

*10.308

HIV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.308 of Chiron’s report on Form 10-Q for the period ended September 30, 2000.

*10.309

Blood Screening HCV/HIV Probe License Agreement dated October 10, 2000, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.309 of Chiron’s report on Form 10-Q for the period ended September 30, 2000.

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

*10.315

Blood Screening HCV Probe License Agreement dated effective as of January 1, 2001, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.315 of Chiron’s report on Form 10-Q for the period ended June 30, 2001.

*10.316

Blood Screening HIV Probe License Agreement dated effective as of January 1, 2001, between Chiron, F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.316 of Chiron’s report on Form 10-Q for the period ended June 30, 2001.

*10.317

Association Agreement Regarding the Sale and Servicing of Blood Screening Products, dated as of May 1, 2002, between America’s Blood Centers and Chiron, and Form of Member Supplement, incorporated by reference to Exhibit 10.317 of Chiron’s report on Form 10-Q for the period ended June 30, 2002.

*10.318

Amendment No. 3 to Agreement with Gen-Probe Incorporated entered into effective April 1, 2002, incorporated by reference to Exhibit 10.318 of Chiron’s report on Form 10-Q for the period ended September 30, 2002.

*10.319

Sale and Servicing Agreement made effective as of August 1, 2002, between The American National Red Cross and Chiron, incorporated by reference to Exhibit 10.319 of Chiron’s report on Form 10-K for fiscal 2002.

*10.320

Amendment No. 4 to Agreement with Gen-Probe Incorporated entered into effective March 5, 2003, incorporated by reference to Exhibit 10.320 of Chiron’s report on Form 10-Q for the period ended March 31, 2003.

*10.321

Blood Screening HCV Probe License Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.321 of Chiron’s report on Form 10-Q for the period ended June 30, 2003.

*10.322

Blood Screening HIV Probe License Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.322 of Chiron’s report on Form 10-Q for the period ended June 30, 2003.

*10.323

HCV Probe License and Option Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.323 of Chiron’s report on Form 10-Q for the period ended June 30, 2003.

*10.324

HIV Probe License and Option Agreement-European Union dated effective as of July 1, 2003, between Chiron, F. Hoffmann-La Roche Ltd., and Roche Molecular Systems, Inc., incorporated by reference to Exhibit 10.324 of Chiron’s report on Form 10-Q for the period ended June 30, 2003.

*10.325

Agreement, dated as of July 1, 2003, between The American National Red Cross and Chiron, incorporated by reference to Exhibit 10.325 of Chiron’s report on Form 10-Q for the period ended September 30, 2003.

*10.326

WNV Association Agreement, dated as of July 1, 2003, between America’s Blood Centers and Chiron, and Form of Member Supplement, incorporated by reference to Exhibit 10.326 of Chiron’s report on Form 10-Q for the period ended September 30, 2003.

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

*10.329

Future Blood Screening Assay—ULTRIO Addendum dated March 24, 2003, amending Agreement entered into as of June 11, 1998 by and between Gen-Probe Incorporated and Chiron, incorporated by reference to Exhibit 10.329 of Chiron’s report on Form 10-K for fiscal year 2003.

*10.330

Term Sheet effective as of September 3, 2004 with Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.330 of Amendment No. 1 to Chiron’s report on Form 10-Q/A for the period ended September 30, 2004.

*10.331

Modified Blood Screening Instrument—eSAS 2 Addendum Amending the Agreement entered into as of June 11, 1998, between Chiron and Gen-Probe, Incorporated, effective as of January 1, 2002, incorporated by reference to Exhibit 10.331 of Chiron’s report on Form 10-Q for the period ended March 31, 2005.

*10.332

Amendment No. 6 to Agreement with Gen-Probe Incorporated, entered into effective as of January 1, 2004, incorporated by reference to Exhibit 10.332 of Chiron’s report on Form 10-Q for the period ended March 31, 2005.

10.333	Amendment No. 7 to Agreement with Gen-Probe Incorporated dated May 20, 2005.
10.334	Amendment No. 8 to Agreement with Gen-Probe Incorporated, entered into effective as of February 8, 2006.
10.335	Through 10.400 Reserved
10.401

Stock Purchase Agreement, dated as of October 21, 1997, between Bausch & Lomb Incorporated and Chiron, incorporated by reference to Exhibit 99.1 of Chiron’s current report on Form 8-K filed with the Commission on January 13, 1998.

*10.402

Stock Purchase Agreement, dated as of September 17, 1998, among Bayer Corporation, Chiron and Chiron Diagnostics Corporation, and Exhibits thereto, incorporated by reference to Exhibit 10.402 of Chiron’s report on Form 10-Q for the period ended September 27, 1998.

*10.403

Asset Transfer Agreement dated November 30, 1998, among Chiron, Chiron Diagnostics Corporation and Bayer Corporation, incorporated by reference to Exhibit 10.403 of Chiron’s current report on Form 8-K filed with the Commission on December 15, 1998.

10.404

Agreement and Plan of Merger, dated as of January 6, 2002, among Chiron, Manon Acquisition Corp. and Matrix Pharmaceutical, Inc., incorporated by reference to Exhibit (d)(1) of Chiron’s Schedule TO-T No. 00542277, filed with the Commission on January 14, 2002.

10.405	Through 10.500 Reserved
**10.501	Chiron 2004 Stock Compensation Plan, incorporated by reference to Exhibit 10.501 of Chiron’s report on Form 10-Q for the period ended June 30, 2004.
**10.502

Form of Stock Option Agreement, and Addendum to Stock Option Agreement (Executives), Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.502 of Chiron’s report on Form 10-K for fiscal year 2001.

**10.503

Forms of Stock Option Agreements, Chiron 1991 Stock Option Plan, as amended, for Non-Employee Directors of Chiron, incorporated by reference to Exhibit 10.503 of Chiron’s report on Form 10-Q for the period ended June 30, 2002.

**10.504

Form of Automatic Share Right Agreement for Executive Officers, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.504 of Chiron’s report on Form 10-K for fiscal year 2001.

**10.505

Form of Amendment Letter to Automatic Share Rights Letter Agreement for Non-Employee Directors of Chiron, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.505 of Chiron’s report on Form 10-Q for the period ended June 30, 2002.

**10.506

Form of Amendment Letter to Automatic Stock Option Agreement for Non-Employee Directors of Chiron, Chiron 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.506 of Chiron’s report on Form 10-Q for the period ended June 30, 2002.*

**10.507	Chiron Executive Officer Severance Plan.
**10.508	Form of Performance Share Rights Agreement (Executive Officers), incorporated by reference to Exhibit 10.508 of Chiron’s report on Form 10-Q for the period ended June 30, 2004.
**10.509	Description of Chiron’s 2005 Executive Officers Variable Compensation Program.
**10.510	Form of Deferred Share Units Grant for Executive Officers, Chiron 2004 Stock Compensation Plan.
10.511	Audit Committee Charter, as amended and restated as of September 14, 2005, incorporated by reference to Exhibit 10.511 of Chiron’s report on Form 10-Q for the period ended September 30, 2005.
**10.512	Change-in-Control Severance Plan (Tier II—Executive Committee Members).
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
**10.517

Chiron Supplemental Executive Retirement Plan, as amended and restated effective March 1, 2003, incorporated by reference to Exhibit 10.517 of Chiron’s report on Form 10-Q for the period ended March 31, 2003.

10.518	Nominating and Corporate Governance Committee Charter, incorporated by reference to Exhibit 10. 518 of Chiron’s report on Form 10-Q for the period ended June 30, 2003.
10.519	Corporate Governance Guidelines, as amended and restated, incorporated by reference to Exhibit 10. 519 of Chiron’s report on Form 10-Q for the period ended September 30, 2004.
10.520	Finance Committee Charter, incorporated by reference to Exhibit 10.520 of Chiron’s report on Form 10-Q for the period ended June 30, 2004.

**10.521	Chiron Supplemental Retirement Plan, incorporated by reference to Exhibit 4.1 to Chiron’s Registration Statement on Form S-8 (Reg. No. 333-121126), filed with the Commission on December 9, 2004.
**10.522	Amendment No. 1 to Chiron 2004 Stock Compensation Plan, effective December 1, 2005.
10.523	Through 10.600 Reserved
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

**10.602	Change-in-Control Severance Plan (Tier I—Chief Executive Officer).
**10.603

Letter Agreement dated September 26, 1990, between Chiron and William G. Green (initially filed as Exhibit 10.41 of Chiron’s report on Form 10-K for fiscal year 1992), incorporated by reference to Exhibit 10.603 of Chiron’s report on Form 10-K for fiscal year 1998.

10.604	Through 10.610 Reserved
*10.611	Letter Agreement dated January 17, 2001, with an effective date of January 22, 2001, and Addendum dated January 11, 2001, between Gene W. Walther and Chiron.
10.612	Reserved
**10.613	Letter Agreement dated January 25, 1999, between Chiron and David V. Smith, incorporated by reference to Exhibit 10.613 of Chiron’s report on Form 10-K for fiscal year 2004.
**10.614	Compromise Agreement dated February 18, 2005, between John A. Lambert and Chiron, incorporated by reference to Exhibit 10.614 of Chiron’s report on Form 10-Q for the period ended March 31, 2005.
**10.615

Letter Agreement dated February 28, 2005 (agreed to on March 4, 2005), between Jack Goldstein and Chiron, incorporated by reference to Exhibit 10.615 of Chiron’s report on Form 10-Q for the period ended March 31, 2005.

10.616	Through 10.619 Reserved
**10.620	Letter Agreement dated August 1, 2001, between Chiron and Craig A. Wheeler, incorporated by reference to Exhibit 10.620 of Chiron’s report on Form 10-K for fiscal year 2002.
**10.621	Letter Agreement dated March 19, 2003, between Chiron and Howard H. Pien, incorporated by reference to Exhibit 10.621 of Chiron’s report on Form 10-Q for the period ended March 31, 2003.
**10.622	Letter Agreement dated February 16, 2001, between Chiron and John A. Lambert, incorporated by reference to Exhibit 10.622 of Chiron’s report on Form 10-Q for the period ended March 31, 2003.
**10.623	Letter Agreement dated July 1, 2003, between Chiron and John A. Lambert, incorporated by reference to Exhibit 10.623 of Chiron’s report on Form 10-K for fiscal year 2003.

**10.624	Letter Agreement dated August 12, 2003, between Chiron and Craig A. Wheeler, incorporated by reference to Exhibit 10.624 of Chiron’s report on Form 10-Q for the period ended September 30, 2003.
**10.625	Letter Agreement dated January 26, 2004, between Chiron and John A. Lambert, incorporated by reference to Exhibit 10.625 of Chiron’s report on Form 10-K for fiscal year 2003.
**10.626	Letter Agreement dated July 7, 2004, between Ursula B. Bartels and Chiron, incorporated by reference to Exhibit 10.626 of Chiron’s report on Form 10-Q for the period ended September 30, 2004.
**10.627

Supplemental Pension Agreement dated as of July 20, 2004, between Chiron and William G. Green, incorporated by reference to Exhibit 10.627 of Chiron’s report on Form 10-Q for the period ended September 30, 2004.

**10.628

Letter agreement dated October 20, 2005, between Howard H. Pien and Chiron, incorporated by reference to Exhibit 99.1 of Chiron’s current report on Form 8-K filed with the Commission on October 26, 2005.

10.629	Through 10.700 Reserved
10.701

Investment Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.54 of the Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.701 of Chiron’s report on Form 10-Q for the period ended June 30, 1999.

10.702

Governance Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation and Chiron Corporation (initially filed as Exhibit 10.55 of Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.702 of Chiron’s report on Form 10-Q for the period ended June 30, 1999.

10.703

Subscription Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.56 of Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.703 of Chiron’s report on Form 10-Q for the period ended June 30, 1999.

10.704

Cooperation and Collaboration Agreement dated as of November 20, 1994, between Ciba-Geigy Limited and Chiron Corporation (initially filed as Exhibit 10.57 of Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.704 of Chiron’s report on Form 10-Q for the period ended June 30, 1999.

10.705

Registration Rights Agreement dated as of November 20, 1994 between Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.58 of Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.705 of Chiron’s report on Form 10-Q for the period ended June 30, 1999.

10.706

Market Price Option Agreement dated as of November 20, 1994 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.59 of Chiron’s current report on Form 8-K dated November 20, 1994), incorporated by reference to Exhibit 10.706 of Chiron’s report on Form 10-Q for the period ended June 30, 1999.

10.707

Amendment dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.60 of Chiron’s current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.707 of Chiron’s report on Form 10-Q for the period ended September 30, 1999.

10.708

Supplemental Agreement dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation (initially filed as Exhibit 10.61 of Chiron’s current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.708 of Chiron’s report on Form 10-Q for the period ended September 30, 1999.

**10.709

Amendment with Respect to Employee Stock Option Arrangements dated as of January 3, 1995 among Ciba-Geigy Limited, Ciba-Geigy Corporation, Ciba Biotech Partnership, Inc. and Chiron Corporation, (initially filed as Exhibit 10.62 of Chiron’s current report on Form 8-K dated January 4, 1995), incorporated by reference to Exhibit 10.709 of Chiron’s report on Form 10-Q for the period ended September 30, 1999.

10.710

Agreement, dated November 27, 1996, between Ciba-Geigy Limited and Chiron, incorporated by reference to Exhibit 10.92 of Chiron’s current report on Form 8-K filed with the Commission on December 17, 1996.

10.711

Amendment dated March 26, 1997, to Agreement dated November 27, 1996, between Novartis Pharma AG and Chiron, incorporated by reference to Exhibit 10.44 of Chiron’s report on Form 10-Q for the period ended March 30, 1997.

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

*10.716	Letter Agreement dated September 30, 1999, between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.716 of Chiron’s report on Form 10-Q for the period ended September 30, 1999.

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
10.719

Reimbursement Agreement dated as of March 24, 1995, between Ciba-Geigy Limited, a Swiss corporation, and Chiron, incorporated by reference to Exhibit 10.76 of Chiron’s report on Form 10-Q for the period ended July 2, 1995.

10.719.1

Reimbursement Agreement dated as of May 20, 1996, between Ciba-Geigy Limited, a Swiss corporation, and Chiron, incorporated by reference to Exhibit 10.95 of Chiron’s report on Form 10-Q for the period ended June 30, 1996.

10.720

Reimbursement Agreement, dated as of June 28, 1996, between Ciba-Geigy Limited, a Swiss corporation, and Chiron, incorporated by reference to Exhibit 10.94 of Chiron’s report on Form 10-Q for the period ended June 30, 1996.

10.721

Reimbursement Agreement, dated as of July 12, 1996, between Ciba-Geigy Limited, a Swiss corporation, and Chiron, incorporated by reference to Exhibit 10.93 of Chiron’s report on Form 10-Q for the period ended June 30, 1996.

**10.722	Letter Agreement dated December 31, 1999 between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.44 of Chiron’s report on Form 10-K for fiscal year 1999.
10.723	Letter Agreement dated December 7, 2000, between Novartis Corporation and Chiron, incorporated by reference to Exhibit 10.723 of Chiron’s report on Form 10-K for fiscal year 2000.
10.724

Amendment dated May 18, 2001 to Governance Agreement dated as of November 20, 1994, among Chiron and Novartis AG as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.724 of Chiron’s report on Form 10-K for fiscal year 2002.

10.725

Amendment dated October 21, 2002 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.725 of Chiron’s report on Form 10-K for fiscal year 2002.

**10.726

Amendment dated February 21, 2003 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.726 of Chiron’s report on Form 10-Q for the period ended March 31, 2003.

**10.727

Amendment dated March 11, 2003 to Governance Agreement dated as of November 20, 1994, between Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.727 of Chiron’s report on Form 10-Q for the period ended March 31, 2003.

10.728	Amendment dated May 16, 2003 to Governance Agreement incorporated by reference to Exhibit 10.528 of Chiron’s report on Form 10-Q for the period ended June 30, 2003.

10.729

Amendment dated December 5, 2003 to Governance Agreement dated as of November 20, 1994, among Chiron and Novartis AG, as successor-in-interest to Ciba-Geigy Limited, incorporated by reference to Exhibit 10.729 of Chiron’s report on Form 10-K for fiscal year 2003.

10.731	Through 10.800 Reserved
10.801	Through 10.900 Reserved
21	List of Chiron’s Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney. We incorporate the Power of Attorney on pages 115 and 116 by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CHIRON CORPORATION
Date: March 16, 2006	By:	/s/ HOWARD H. PIEN
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

Signature	Title	Date
/s/ HOWARD H. PIEN	Chief Executive Officer and Chairman of the	March 16, 2006
Howard H. Pien	Board (Principal Executive Officer)
/s/ DAVID V. SMITH	Vice President, Chief Financial Officer	March 16, 2006
David V. Smith	(Principal Financial and Accounting Officer)
/s/ RAYMUND BREU	Director	March 16, 2006
Raymund Breu

/s/ VAUGHN D. BRYSON	Director	March 16, 2006
Vaughn D. Bryson
/s/ LEWIS W. COLEMAN	Director	March 16, 2006
Lewis W. Coleman
/s/ PIERRE E. DOUAZE	Director	March 16, 2006
Pierre E. Douaze
/s/ J. RICHARD FREDERICKS	Director	March 16, 2006
J. Richard Fredericks
/s/ PAUL L. HERRLING	Director	March 16, 2006
Paul L. Herrling
/s/ DENISE M. O’LEARY	Director	March 16, 2006
Denise M. O’Leary
/s/ EDWARD E. PENHOET	Director	March 16, 2006
Edward E. Penhoet
/s/ PIETER J. STRIJKERT	Director	March 16, 2006
Pieter J. Strijkert

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders of Chiron Corporation

We have audited the accompanying consolidated balance sheets of Chiron Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Chiron Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chiron Corporation as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chiron Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
March 14, 2006,
except for Note 20, as to which the date is
March 16, 2006

CHIRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$291,435	$209,509
Short-term investments in marketable debt securities	394,639	394,112
Total cash, cash equivalents and short-term investments	686,074	603,621
Accounts receivable, net of allowances of $33,691 in 2005 and $38,039 in 2004	475,718	402,094
Current portion of notes receivable	7,500	—
Inventories, net of reserves of $78,165 in 2005 and $71,609 in 2004	231,666	221,154
Assets held for sale	1,921	—
Current net deferred income tax asset	62,414	71,287
Derivative financial instruments	5,774	4,969
Other current assets	120,785	90,898
Total current assets	1,591,852	1,394,023
Non-current investments in marketable debt securities	722,717	409,421
Property, plant, equipment and leasehold improvements, at cost
Land and buildings	379,525	379,861
Laboratory, production and office equipment	692,163	637,394
Leasehold improvements	138,515	125,858
Construction-in-progress	307,648	225,482
	1,517,851	1,368,595
Less accumulated depreciation and amortization	(629,048)	(569,180)
Property, plant, equipment and leasehold improvements, net	888,803	799,415
Purchased technologies, net of accumulated amortization of $136,414 in 2005 and $117,048 in 2004	195,779	216,037
Goodwill	808,285	861,394
Other intangible assets, net of accumulated amortization of $285,359 in 2005 and $249,469 in 2004	361,671	457,707
Investments in equity securities and affiliated companies	57,454	100,951
Non-current notes receivable	7,118	7,500
Non-current net deferred income tax asset	65,627	—
Other non-current assets	48,173	59,055
	$4,747,479	$4,305,503

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except share data)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$117,855	$129,942
Accrued compensation and related expenses	93,916	79,113
Derivative financial instruments	—	10,395
Current portion of long-term debt and capital lease	49,594	2,687
Current portion of unearned revenue	46,592	35,651
Income taxes payable	72,207	16,363
Other current liabilities	184,600	160,293
Total current liabilities	564,764	434,444
Long-term debt	890,945	936,652
Long-term portion of capital lease	156,661	156,952
Non-current derivative financial instruments	—	156
Non-current net deferred income tax liability	—	60,427
Non-current unearned revenue	27,359	26,175
Other non-current liabilities	112,828	79,643
Minority interest	10,779	9,350
Total liabilities	1,763,336	1,703,799
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 499,500,000 shares authorized; 198,579,000 outstanding in 2005 and 191,682,000 in 2004	1,986	1,917
Restricted common stock, $0.01 par value; 500,000 shares authorized; none outstanding	—	—
Additional paid-in capital	2,850,547	2,527,709
Deferred stock compensation	(10,345)	(13,825)
Retained earnings (Accumulated deficit)	104,114	(11,843)
Accumulated other comprehensive income	126,273	330,491
Treasury stock, at cost (1,982,000 shares in 2005 and 4,804,000 shares in 2004)	(88,432)	(232,745)
Total stockholders’ equity	2,984,143	2,601,704
	$4,747,479	$4,305,503

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product sales, net	$1,421,494	$1,268,303	$1,345,833
Revenues from joint business arrangement	136,701	118,246	108,298
Collaborative agreement revenues	13,084	18,044	18,562
Royalty and license fee revenues	317,006	289,561	250,142
Other revenues	31,394	29,201	43,526
Total revenues	1,919,679	1,723,355	1,766,361
Operating expenses:
Cost of sales (excludes amortization expense related to acquired developed products)	732,100	675,944	571,897
Research and development	433,891	431,128	409,806
Selling, general and administrative	501,193	459,502	380,388
Amortization expense of intangible assets acquired in business combinations and asset purchases	66,206	84,503	56,365
Purchased in-process research and development	—	9,629	45,300
Impairment loss on acquired intangible assets	15,658	—	—
Other operating expenses	20,515	12,844	11,532
Total operating expenses	1,769,563	1,673,550	1,475,288
Income from operations	150,116	49,805	291,073
Loss on disposal of assets	(1,108)	(3,247)	(224)
Interest expense	(30,615)	(26,093)	(19,104)
Interest and other income, net	86,692	56,797	38,892
Minority interest	(2,221)	(1,968)	(1,753)
Income from continuing operations before income taxes	202,864	75,294	308,884
Provision for income taxes	22,394	21,231	88,546
Income from continuing operations	180,470	54,063	220,338
Gain from discontinued operations, net of taxes	—	24,854	6,975
Net income	$180,470	$78,917	$227,313
Basic earnings per share:
Income from continuing operations	$0.96	$0.29	$1.18
Net income	$0.96	$0.42	$1.22
Diluted earnings per share:
Income from continuing operations	$0.94	$0.28	$1.15
Net income	$0.94	$0.41	$1.19

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Net income	$180,470	$78,917	$227,313
Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period	(176,104)	131,812	155,782
Unrealized gains (losses) from investments:
Net unrealized holding gains arising during the period, net of tax provision of $1,660, $3,293 and $5,551 in 2005, 2004 and 2003, respectively	2,687	2,460	12,378
Reclassification adjustment for net gains included in net income, net of tax provision of $16,962, $12,780 and $3,654 in 2005, 2004 and 2003, respectively	(27,332)	(20,184)	(5,716)
Net unrealized gains (losses) from investments	(24,645)	(17,724)	6,662
Minimum pension liability adjustment, net of tax benefit (provision) of $729, $1,374 and ($167) in 2005, 2004 and 2003, respectively	(3,469)	101	(1,003)
Other comprehensive income (loss)	(204,218)	114,189	161,441
Comprehensive income (loss)	$(23,748)	$193,106	$388,754

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Retained	Accumulated
			Additional	Deferred	Earnings	Other
	Common Stock		Paid-in	Stock	(Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Shares	Amount	Total
Balances at December 31, 2002	191,682	$1,917	$2,445,208	$(11,349)	$(221,236)	$54,861	(4,830)	$(193,445)	$2,075,956
Repurchase of treasury stock	—	—	—	—	—	—	(4,199)	(202,788)	(202,788)
Exercise of stock options	—	—	(4,463)	—	(49,314)	—	4,367	174,638	120,861
Exercise of put options	—	—	(328)	—	—	—	(220)	(8,999)	(9,327)
Premiums from put options	—	—	2,144	—	—	—	—	—	2,144
Temporary equity related to put options	—	—	19,054	—	—	—	—	—	19,054
Tax benefits from employee stock plans	—	—	33,061	—	—	—	—	—	33,061
Employee stock purchase plan	—	—	—	—	(3,397)	—	315	13,045	9,648
Forfeitures of deferred stock compensation	—	—	(1,319)	1,319	—	—	—	—	—
Deferred stock compensation	—	—	9,838	(9,838)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	6,997	—	—	—	—	6,997
Foreign currency translation adjustment	—	—	—	—	—	155,782	—	—	155,782
Net unrealized gain from investments	—	—	—	—	—	6,662	—	—	6,662
Minimum pension liability adjustment	—	—	—	—	—	(1,003)	—	—	(1,003)
Net income	—	—	—	—	227,313	—	—	—	227,313
Balances at December 31, 2003	191,682	$1,917	$2,503,195	$(12,871)	$(46,634)	$216,302	(4,567)	$(217,549)	$2,444,360
Repurchase of treasury stock	—	—	—	—	—	—	(2,859)	(126,548)	(126,548)
Exercise of stock options	—	—	(1,483)	—	(41,161)	—	2,264	96,395	53,751
Accelerated vesting of stock options	—	—	2,563	—	—	—	—	—	2,563
Tax benefits from employee stock plans	—	—	14,868	—	—	—	—	—	14,868
Employee stock purchase plan	—	—	—	—	(2,965)	—	358	14,957	11,992
Forfeitures of deferred stock compensation	—	—	(2,582)	2,582	—	—	—	—	—
Deferred stock compensation	—	—	11,148	(11,148)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	7,612	—	—	—	—	7,612
Foreign currency translation adjustment	—	—	—	—	—	131,812	—	—	131,812
Net unrealized loss from investments	—	—	—	—	—	(17,724)	—	—	(17,724)
Minimum pension liability adjustment	—	—	—	—	—	101	—	—	101
Net income	—	—	—	—	78,917	—	—	—	78,917
Balances at December 31, 2004	191,682	$1,917	$2,527,709	$(13,825)	$(11,843)	$330,491	(4,804)	$(232,745)	$2,601,704
Stock issued from exercise of right under agreement with Novartis	6,897	69	299,931	—	—	—	—	—	300,000
Exercise of stock options	—	—	(1,170)	—	(56,529)	—	2,530	123,370	65,671
Tax benefits from employee stock plans and other	—	—	21,011	—	—	—	—	—	21,011
Employee stock purchase plan	—	—	—	—	(7,984)	—	292	20,943	12,959
Forfeitures of deferred stock compensation	—	—	(5,136)	5,136	—	—	—	—	—
Deferred stock compensation	—	—	8,202	(8,202)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	6,546	—	—	—	—	6,546
Foreign currency translation adjustment	—	—	—	—	—	(176,104)	—	—	(176,104)
Net unrealized loss from investments	—	—	—	—	—	(24,645)	—	—	(24,645)
Minimum pension liability adjustment	—	—	—	—	—	(3,469)	—	—	(3,469)
Net income	—	—	—	—	180,470	—	—	—	180,470
Balances at December 31, 2005	198,579	$1,986	$2,850,547	$(10,345)	$104,114	$126,273	(1,982)	$(88,432)	$2,984,143

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$180,470	$78,917	$227,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,693	185,921	145,723
Amortization of marketable debt securities	6,265	8,682	8,883
Amortization of deferred stock compensation	6,546	7,612	6,997
Accelerated vesting of stock options	—	2,563	—
Amortization of discount on Liquid Yield Option Notes	952	4,316	8,330
Amortization of bond issuance costs on Liquid Yield Option Notes and convertible debentures	3,580	4,433	4,252
Amortization of discount on notes receivable	3,418	—	—
Purchased in-process research and development	—	9,629	45,300
Impairment loss on acquired intangible assets	15,658	—	—
Impairment loss on tangible assets	2,559	—	—
Loss on disposal of assets	1,108	3,247	224
Gain from discontinued operations	—	(24,854)	(6,975)
Net (gain) loss on sale of marketable debt securities	307	(99)	(895)
Net gain on sale of equity securities	(44,290)	(34,265)	(9,370)
Gain on sale of interests in affiliated companies	—	(4,183)	(2,012)
Other-than-temporary loss on investments	1,267	1,431	—
Equity in loss of equity method investments	2,518	3,726	2,325
Minority interest	2,221	1,968	1,753
Changes in reserves (product returns, other accounts receivable allowance and inventory reserves)	54,421	69,053	27,209
Deferred income taxes	(91,602)	(73,298)	(14,808)
Other, net	112	(149)	294
Changes, excluding effect of acquisitions and dispositions, to:
Accounts receivable	(102,556)	(31,517)	(69,956)
Inventories	(50,981)	(55,375)	31,726
Other current assets	(5,308)	(22,120)	(20,584)
Derivative financial instruments	(2,646)	(603)	(674)
Other non-current assets	(1,697)	(13,689)	(3,105)
Accounts payable, accrued expenses and income taxes payable	49,693	94,541	28,168
Current portion of unearned revenue	7,730	(14,314)	12,795
Other current liabilities	28,303	(16,219)	(9,877)
Non-current unearned revenue	5,773	(16,502)	(13,350)
Other non-current liabilities	1,728	1,804	14,179
Net cash provided by operating activities	$249,242	$170,656	$413,865

CHIRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from investing activities:
Purchases of investments in marketable debt securities	$(1,163,164)	$(796,942)	$(920,768)
Proceeds from sales of investments in marketable debt securities	226,528	431,082	793,161
Proceeds from maturities of investments in marketable debt securities	610,494	286,487	420,469
Proceeds from (issuance of) notes receivable	(12,121)	1,479	750
Capital expenditures	(199,972)	(183,691)	(139,399)
Proceeds from sales of assets	168	3,042	—
Purchases of equity securities and interests in affiliated companies	(4,921)	(6,622)	(14,240)
Proceeds from sale of equity securities and interests in affiliated companies	36,855	38,675	12,646
Cash paid for acquisitions, net of cash acquired	(4,796)	(34,899)	(815,420)
Other, net	(13,272)	(10,706)	(887)
Net cash used in investing activities	(524,201)	(272,095)	(663,688)
Cash flows from financing activities:
Net repayment of short-term borrowings	—	—	(2,436)
Repayment of debt and capital leases	(1,005)	(382,958)	(62,454)
Borrowings from a government agency	1,728	5,560	1,243
Payment of issuance costs on convertible debentures	—	(8,437)	(10,684)
Payments to acquire treasury stock	—	(135,007)	(207,689)
Proceeds from re-issuance of treasury stock	72,946	69,143	123,625
Proceeds from issuance of convertible debentures	—	385,000	500,000
Proceeds from put options	—	—	2,144
Proceeds from issuance of common stock	300,000	—	—
Net cash provided by (used in) financing activities	373,669	(66,699)	343,749
Effect of exchange rate changes on cash and cash equivalents	(16,784)	13,377	22,394
Net increase (decrease) in cash and cash equivalents	81,926	(154,761)	116,320
Cash and cash equivalents at beginning of the year	209,509	364,270	247,950
Cash and cash equivalents at end of the year	$291,435	$209,509	$364,270

The accompanying Notes to Consolidated Financial Statements are integral to this statement.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

On December 29, 1997, Chiron completed the sale of its ophthalmics business, Chiron Vision, to Bausch & Lomb Incorporated, and on November 30, 1998, Chiron completed the sale of its in vitro diagnostics business, Chiron Diagnostics, to Bayer Corporation. Chiron’s Consolidated Statements of Operations reflect the settlement agreement with the IRS, the settlement agreement with Bayer Corporation, the reversal of valuation allowances against deferred tax assets that were established at the time of sale, and the expiration of certain contractual obligations in the gain from discontinued operations, net of taxes (see Note 4).

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

On October 30, 2005, Chiron entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novartis Corporation, Novartis Biotech Partnership, Inc. (“Novartis Biotech”), an indirect wholly owned subsidiary of Novartis AG (“Novartis”) and an indirect subsidiary of Novartis Corporation, and Novartis, as guarantor. Pursuant to the terms of the Merger Agreement, Novartis Biotech will merge with and into Chiron, with Chiron as the surviving corporation and becoming an indirect subsidiary of Novartis Corporation and an indirect wholly owned subsidiary of Novartis. Upon completion of the merger, each share of Chiron common stock not held by Novartis or any of its subsidiaries, Chiron or any of its subsidiaries or a stockholder of Chiron who perfects appraisal rights, will be converted into the right to receive $45.00 per share in cash, without interest. The merger is subject to stockholder approval and satisfaction of other customary conditions, including governmental and regulatory approvals. On February 6, 2006, the European Commission adopted a decision pursuant to Article 6(1)(b) of the Council Regulation (EC) No. 139/2004 declaring the combination compatible with the common market. This follows approval by the U.S. Federal Trade Commission in December 2005 and clearance by the Committee on Foreign Investment in the United States under Exon-Florio in January 2006.  Chiron expects that the transaction will be completed in the second quarter of 2006. This is a “going private” transaction. If the merger is completed, Chiron’s shareholders will be paid $45.00 per

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

share in cash; Novartis will own Chiron’s entire equity interest; Chiron’s shareholders will no longer have any interest in Chiron’s future earnings or growth; Chiron will no longer be a public company; Chiron’s common stock will no longer be traded on the National Association of Securities Dealers Automatic Quotation System, or Nasdaq; and Chiron may no longer be required to file periodic and other reports with the Securities and Exchange Commission, or SEC.

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

Chiron’s most significant consolidated majority-owned subsidiaries and respective ownership percentages are as follows:

Name	Percentage Ownership
Chiron Corporation Limited	100%
Chiron Investment Corporation	100%
Chiron Italia S.r.l	100%
Chiron Vaccines Limited	100%
Chiron Vaccines Holdings Limited	100%
Chiron Blood Testing (Bermuda) Limited	100%

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

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

In 2005, certain manufacturing and inspection equipment had no future use and Chiron has committed to a plan to sell this equipment and expects to complete the sale of this equipment within one year. Chiron is actively marketing this equipment, which is available for immediate sale. This equipment is classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2005. Certain of this equipment, with a carrying value of $1.4 million at December 31, 2005, was sold in January 2006 for the same amount.

Certain previously reported amounts have been reclassified to conform to the current year presentation. The impact of such reclassifications was not material.

Cash Equivalents, Investments in Marketable Debt Securities and Investments in Equity Securities

All highly-liquid investments with maturities of three months or less from the date of purchase are considered to be cash equivalents. Cash equivalents and short-term investments in marketable debt securities consist principally of money market instruments, corporate notes and bonds and government agency securities. Non-current investments in marketable debt securities consist principally of corporate notes and bonds and government agency securities with maturities greater than one year. The cost of securities sold is based on the specific identification method for debt securities and on the average cost method for equity securities.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

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

For debt securities, in addition to considering factors (i) and (ii) above, we review the market value of the investment in relation to the carrying value. We generally do not consider losses due to interest rate fluctuations as evidence of impairment, because we have the ability and the intent to hold our debt securities to maturity.

Inventories

Inventories are stated at the lower of cost or market using the moving weighted-average cost method. Chiron periodically reviews the composition of inventories in order to identify obsolete, slow-moving or otherwise unsalable items. Inventory reserves are primarily maintained for product failures, expiration and obsolescence. Inventory that is obsolete (inventory that will no longer be used in the manufacturing process), expired, or in excess of forecasted usage is written down to its expected market value, if lower than cost.

As a result of the developments with respect to FLUVIRIN® vaccine discussed in “Note 14—Commitments and Contingencies,” Chiron wrote-off the entire inventory of FLUVIRIN® product in 2004, resulting in a $91.3 million charge to cost of sales in 2004.

As discussed in “Note 14—Commitments and Contingencies,” in July 2005, Chiron reported that it would be unable to supply any BEGRIVAC™ vaccine doses for the 2005-2006 influenza season due to a product sterility issue and wrote off its existing product inventory resulting in charges of $18.0 million to cost of sales in 2005.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Inventories, net of reserves, consisted of the following at December 31:

	2005	2004
	(In thousands)
Finished goods	$60,640	$59,206
Work-in-process	129,457	116,660
Raw materials	41,569	45,288
	$231,666	$221,154

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

Because the critical terms of the derivative instrument and the underlying exposure are the same, Chiron expects that changes in the fair value of the underlying exposure will be offset completely by changes in the fair value of the derivative instrument, both at inception and on an ongoing basis. The critical terms are reviewed quarterly. All time value changes are deemed ineffective and are recognized immediately in earnings. Hedge ineffectiveness was not material for the years ended December 31, 2005, 2004 and 2003.

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

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

Chiron selectively enters into forward sales contracts, which are designated as fair value hedges and normally expire within two years. At the inception of the hedge, the difference between the cost and the fair value of the equity security remains in comprehensive income. Subsequent changes in the fair value of the forward sales contracts and the underlying equity security are recognized in earnings. When forward sales contracts mature and the underlying equity security is sold, any amounts previously recorded in comprehensive income related to the underlying equity security sold are reclassified to earnings.

Chiron recognized a gain of $44.3 million related to the termination of thirteen fair value hedges and the sale of the underlying shares for the year ended December 31, 2005. This gain was recorded in “Interest and other income, net” in the Consolidated Statement of Operations for the year ended December 31, 2005. Chiron recognized a gain of $34.3 million related to the termination of ten fair value hedges and the sale of the underlying shares for the year ended December 31, 2004. This gain was recorded in “Interest and other income, net” in the Consolidated Statement of Operations for the year ended December 31, 2004. Chiron recognized a gain of $9.4 million related to the termination of three fair value hedges and the sale of the underlying shares for the year ended December 31, 2003. This gain was recorded in “Interest and other income, net” in the Consolidated Statement of Operations for the year ended December 31, 2003.

Property, Plant, Equipment and Leasehold Improvements

Property, plant, equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation on property, plant and equipment, including assets held under capital leases, is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for equipment and 15 to 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset’s useful life or remaining lease term. Depreciation and amortization expense was $99.0 million, $92.2 million and $75.9 million in 2005, 2004 and 2003, respectively. Repairs and maintenance are expensed as incurred. Costs incurred in construction, including related interest costs, are capitalized during the construction period. Interest capitalized for the years ended December 31, 2005, 2004 and 2003 was $4.1 million, $3.3 million and $1.7 million, respectively.

Leases

Leases are recorded as capital leases when any of the following criteria is met: (i) ownership is transferred to Chiron at the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is at least 75 percent of the leased property’s estimated remaining economic life or (iv) the present value of the minimum lease payments at the beginning of the lease term is 90 percent or

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

more of the fair value of the leased property. All other leases are classified as operating leases. Capital leases are recorded as assets and liabilities at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased property at the inception of the lease. When the lease agreement includes a residual value guarantee, Chiron uses the following method to estimate amortization of the leased asset. First Chiron determines the amount that may become payable to the lessor at the end of the lease term due to a decline in the estimated fair value of the leased asset below the lessor’s total investment. The leased asset is then amortized using a straight-line method to an amount such that the capital lease liability, net of the book value of the amortized leased asset at the end of the lease term equals the amount payable to the lessor. When the lease agreement does not include a residual value guarantee, the amount of the leased asset is amortized on a straight-line basis over the lease term.

Computer Software Costs for Internal Use

Costs of computer software developed for internal use are capitalized and amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. The unamortized portion of computer software costs developed for internal use was $28.2 million, $30.2 million and $14.7 million at December 31, 2005, 2004 and 2003, respectively. Depreciation and amortization expense disclosed under Property, Plant, Equipment and Leasehold Improvements, above, includes amortization expense related to costs of computer software for internal use of $17.3 million, $12.0 million and $7.6 million in 2005, 2004 and 2003, respectively.

Intangible and Other Long-Lived Assets

Intangible assets consist principally of purchased technologies, developed product technologies and patents. Purchased technologies and patents are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 17 years. Developed product technologies are amortized using either the estimated sales method over 10 years or on a straight-line basis over 1 to 15 years. Chiron periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Chiron has no intangible assets with indefinite useful lives. Amortization expense, including amortization of bond issuance costs, for the years ended December 31, 2005, 2004 and 2003 was $78.3 million, $98.1 million and $74.1 million, respectively. Amortization of purchased technologies, developed product technologies and the majority of trademarks was included in “Amortization expense of intangible assets acquired in business combinations and asset purchases” and amortization of patents was included primarily in “Research and development” in the Consolidated Statements of Operations.

Effective January 1, 2002, goodwill (including assembled workforce) and intangible assets with indefinite useful lives are no longer amortized, but instead, are tested for impairment at least annually. Any impairment loss from the annual test will be recognized as part of operations. Chiron performed its annual impairment test for goodwill in the third quarter 2005, as of July 1, 2005, which indicated no impairment. In 2004, Chiron performed its annual impairment test for goodwill in the third quarter 2004, as of July 1, 2004. Subsequent to the third quarter 2004, given the developments with respect to FLUVIRIN® vaccine discussed in “Note 14—Commitments and Contingencies,” Chiron considered the impact of the FLUVIRIN® vaccine developments on goodwill. Chiron performed an interim impairment test for vaccines goodwill as of December 31, 2004 given those developments. Based on either the annual

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

or interim analysis, Chiron had no indication of an impairment loss in 2004. Chiron performed its annual impairment test in 2003, which indicated no impairment.

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

Put Options

Chiron has, in the past, used written put options to reduce the effective costs of repurchasing its common stock. After expiration of existing put options in the second quarter of 2003, Chiron discontinued the use of put options. Chiron had no put options outstanding at December 31, 2005 and 2004.

Comprehensive Income (Loss)

Chiron has displayed the detailed changes in the components of comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Accumulated other comprehensive income balances by component were as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) from Investments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, net, at December 31, 2002	$11,993	$44,467	$(1,599)	$54,861
Period change	155,782	6,662	(1,003)	161,441
Balance, net, at December 31, 2003	167,775	51,129	(2,602)	216,302
Period change	131,812	(17,724)	101	114,189
Balance, net, at December 31, 2004	299,587	33,405	(2,501)	330,491
Period change	(176,104)	(24,645)	(3,469)	(204,218)
Balance, net, at December 31, 2005	$123,483	$8,760	$(5,970)	$126,273

In 2005, 2004 and 2003, all of the undistributed earnings of all Chiron foreign subsidiaries were considered to be permanently reinvested. As such, no tax effect was provided on the foreign currency translation component of comprehensive income for 2005, 2004 and 2003.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Treasury Stock

Treasury stock is stated at cost. Gains on reissuance of treasury stock are credited to “Additional paid-in capital.” Losses on reissuance of treasury stock are charged to “Additional paid-in capital” to the extent of available net gains on reissuance of treasury stock. Otherwise, losses are charged to “Retained earnings (Accumulated deficit).” For the years ended December 31, 2005, 2004 and 2003, Chiron charged losses of $64.5 million, $44.1 million and $52.7 million, respectively, to “Retained earnings (Accumulated deficit)” in the Consolidated Balance Sheets.

Revenue Recognition

Chiron recognizes revenue from the sale of its products, revenues from a joint business contractual arrangement, collaborative agreement revenues, royalty and license fee revenues and other revenues, which primarily consist of contract manufacturing and grant revenues. Chiron recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonable assured.

“Product sales, net” primarily consist of revenues recognized upon shipment of products to customers. Chiron’s Blood Testing segment recognizes revenues related to nucleic acid testing product sales, which primarily consist of revenue derived from the sale and use of assays, revenue derived from the sale, lease or rental of equipment and revenue from providing field service for the instruments, which are not material. Revenue is recorded based upon the reported results obtained from the customer from the use of assays to screen donations or upon sale and delivery of the assays, depending on the underlying contract. In the case of equipment sales or leases, revenue is recorded upon transfer of risk of loss and title to the instrument, which is generally upon shipment or ratably over the life of the lease term, respectively. For the provision of service on the instruments, revenue is recognized ratably over the life of the service agreement. For sales of BETASERON® interferon beta-1b, Chiron recognizes revenues upon shipment to its marketing partner, Schering, and additional revenues upon Schering’s subsequent sale of BETASERON® to customers. Upon shipment to Schering, Chiron recognizes the contractually determined fixed amount of the fee to which Chiron is entitled because at this point, there is persuasive evidence of an arrangement, delivery has occurred, the price due from Schering is fixed or determinable and collectibility is reasonably assured. Upon receiving the contractual reporting of relevant customer sales from Schering, Chiron recognizes the incremental portion of the fee related to Schering’s shipments to its customers because this portion of the fee is not determinable until receipt of the related sales reports. Provisions for discounts and rebates to customers, and returns and other related product sales are recorded. Provisions for rebates to customers and returns and other adjustments are based upon analyses of historical rebates and returns. Provisions for discounts are based upon a set percentage of the previous month’s sales, which are driven by contractual agreements.

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
DECEMBER 31, 2005

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

“Collaborative agreement revenues” are earned and recognized based upon work performed or upon the attainment of specified milestones. Under contracts where Chiron recognizes revenue based upon research and development work performed, the revenues amounted to $7.2 million, $8.0 million and $9.0 million in 2005, 2004 and 2003, respectively. These amounts were recorded in “Collaborative agreement revenues” in the Consolidated Statements of Operations.

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

“Other revenues” primarily consist of fees for manufacturing and grants and contracts from government agencies and are recognized when earned. Other revenues include revenue from grants and contracts where Chiron recognizes revenue based upon research and development work performed, which amounted to $9.1 million, $12.9 million and $7.8 million in 2005, 2004 and 2003, respectively.

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
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers for product shipments are recorded in “Product sales, net” in the Consolidated Statements of Operations. Shipping and handling costs are included in “Cost of sales” in the Consolidated Statements of Operations upon sale of product.

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

In the fourth quarter of 2002, Chiron reached an agreement in principle to transfer responsibility for the SILCAAT trial, a Phase III study for recombinant human interleukin-2 (IL-2, aldesleukin), to the National Institutes Allergy and Infectious Disease (NIAID) and the University of Minnesota. Responsibility for the SILCAAT study was transferred to NIAID and University of Minnesota effective February 14, 2003.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Under the agreement, we funded $6.0 million and $12.0 million for the years ended December 31, 2003 and 2004, respectively. There are no remaining funding obligations due under this agreement. In the fourth quarter of 2004, Chiron determined that there was not sufficient potential future value to Chiron to warrant continued recognition of expense over the original trial period. Accordingly, in the fourth quarter 2004 Chiron recorded an expense of $6.0 million representing the unamortized expense balance as of December 31, 2004.

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

Advertising Expenses

Chiron expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 were $22.1 million, $24.1 million and $20.2 million, respectively.

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
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income and related net income per share, had compensation cost for the stock-based employee compensation been determined based upon the fair value method:

	2005	2004	2003
	(In thousands, except per share data)
Net income (loss):
As reported	$180,470	$78,917	$227,313
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,850	4,703	5,571
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	68,952	86,801	100,849
Pro forma	$115,368	$(3,181)	$132,035
Basic net income (loss) per share:
As reported	$0.96	$0.42	$1.22
Pro forma	$0.61	$(0.02)	$0.71
Diluted net income (loss) per share:
As reported	$0.94	$0.41	$1.19
Pro forma	$0.60	$(0.02)	$0.69

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

Concentration of Risk

Financial instruments, which potentially expose Chiron to concentrations of credit risk, consist primarily of cash, investments (such as debt and equity securities), derivatives and trade accounts receivable. Chiron invests cash, which is not required for immediate operating needs, in a diversified portfolio of financial instruments issued by financial institutions and other issuers with strong credit ratings.

By policy, the amount of credit exposure to any one institution or issuer is limited. These investments are generally not collateralized and primarily mature within three years. Chiron has not experienced any losses due to counterparty default.

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
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

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

Chiron has entered into contracts with third parties for the production and packaging of TOBI® tobramycin. Over time, Chiron can use alternative production and packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of TOBI® solution due to work stoppages or other factors, its operations could be disrupted until alternative sources are secured. Chiron has entered into contracts with third parties for the packaging of the pre-filled diluent syringe for BETASERON® interferon beta-1b. Over time, Chiron can use alternative packaging sources. However, if the contracted third parties become unable to produce or package sufficient quantities of the pre-filled diluent syringe for BETASERON® interferon beta-1b due to work stoppages or other factors, its operations could be disrupted until alternative sources are secured.

In connection with the production of Chiron’s influenza vaccine products, Chiron must purchase large quantities of incubated fertile chicken eggs. Currently, for FLUVIRIN® influenza vaccine, Chiron purchases those eggs from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, Chiron has agreed to make specified purchases from that supplier through 2012, subject to its right to terminate this agreement earlier upon payment of a termination fee. To ensure that the incubation of the eggs is of the appropriate standard for vaccine manufacturing, Chiron acquired the assets of the primary incubation facility from the egg supplier in December 2005. Avian influenza has resulted in the massive death or culling of domestic poultry in certain regions, primarily Southeast Asia. If Chiron’s suppliers were to fail to supply eggs in sufficient quantities or quality, including as a result of any outbreak of avian influenza or other issues related to the chickens, Chiron’s business would be materially affected.

Chiron is a key provider for the blood screening field of nucleic acid testing and immunodiagnostics. In nucleic acid testing, Chiron relies on its collaborative partner, Gen-Probe, to manufacture the PROCLEIX® WNV Assay, currently in use on an investigational-use basis in the U.S., and the PROCLEIX® HIV-1/ HCV Assay and PROCLEIX® ULTRIO® Assay. The related instrument systems are sourced from third party suppliers. Currently, Gen-Probe is the only manufacturer of nucleic acid testing products using Transcription Mediated Amplification technology. In immunodiagnostics, under Chiron’s joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron manufactures bulk reagents and antigens and confirmatory test kits sold in the clinical diagnostics and blood screening

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

fields. While Chiron and Chiron’s partners work to mitigate the risks associated with being a key provider, there can be no assurance that Chiron’s partner, Gen-Probe, will be able to provide sufficient quantities of the PROCLEIX® WNV Assay, PROCLEIX® HIV-1/HCV Assay and PROCLEIX® ULTRIO® Assay or that Chiron will be able to manufacture sufficient bulk reagents and antigens and confirmatory test kits for immunodiagnostic products. Chiron’s difficulties or delays or those of Chiron’s partners’ could cause a public health concern for the blood supply, as well as increase costs and cause loss of revenue or market share.

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

Chiron is currently evaluating the transition methods, option valuation methodologies and assumptions in light of SFAS 123(R) and, therefore, cannot estimate the impact of its adoption at this time, although Chiron expects that its adoption will have a material impact on its consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. Through December 31, 2005, Chiron has not provided deferred taxes on foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. Chiron did not repatriate any accumulated earnings from outside the U.S. in either 2004 or 2005.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 2—Earnings Per Share

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from (i) the assumed exercise of outstanding stock options and equivalents, which are included under the treasury-stock method; (ii) performance based share rights awards to the extent that dilutive shares are assumed issuable; (iii) the assumed exercise of outstanding put options, which are included under the reverse treasury-stock method; (iv) convertible notes and debentures, which are included under the if-converted method, if applicable, and (v) contingently issuable shares under an agreement with Novartis when the necessary conditions have been satisfied at the end of the reporting period.

On October 30, 2005, Chiron exercised its right under an agreement with Novartis (as successor to Ciba-Geigy), dated as of November 20, 1994, as amended, to require Novartis or its affiliate to purchase shares of its common stock for an aggregate purchase price of $300.0 million at a per share purchase price of $43.50. On December 8, 2005, Chiron closed on a sale of $300.0 million in newly issued shares of its common stock at a price of $43.50 per share to a subsidiary of Novartis. For purposes of calculating diluted earnings per share, the issued shares of this transaction are considered outstanding from October 30, 2005. As a result, the calculation of diluted earnings per share for 2005 included an additional 1.1 million shares.

Contingently convertible debt instruments (“CoCos”) are included in diluted earnings per share, if dilutive. For the years ended December 31, 2005 and 2003, Chiron’s $500.0 million contingently convertible debentures due 2033 (“2033 Debentures”) were included in the computation of diluted earning per share. For the year ended December 31, 2004, the 2033 Debentures were excluded from the computations of diluted earnings per share, as the inclusion of these CoCos would be antidilutive. For the years ended December 31, 2005 and 2004, Chiron’s $385.0 million contingently convertible debentures due 2034 (“2034 Debentures”) were excluded from the computations of diluted earnings per share, as the inclusion of these CoCos would be antidilutive.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 2—Earnings Per Share (Continued)

The following table sets forth the computation for basic and diluted earnings per share on income from continuing operations for the years ended December 31:

	2005	2004	2003
	(In thousands, except per share data)
Income (Numerator):
Income from continuing operations	$180,470	$54,063	$220,338
Plus: Interest on the 2033 Debentures, net of taxes	6,357	—	2,638
Income from continuing operations, plus impact from assumed conversions.	$186,827	$54,063	$222,976
Shares (Denominator):
Weighted-average common shares outstanding	188,448	187,545	186,835
Effect of dilutive securities:
Additional shares from exercise of right under agreement with Novartis	1,061	—	—
Stock options and equivalents.	1,887	2,657	4,339
Put options	—	—	1
2033 Debentures.	7,308	—	2,740
Weighted-average common shares outstanding, plus impact from assumed conversions and issuances.	198,704	190,202	193,915
Basic earnings per share from continuing operations.	$0.96	$0.29	$1.18
Diluted earnings per share from continuing operations	$0.94	$0.28	$1.15

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 2—Earnings Per Share (Continued)

The following table sets forth the computation for basic and diluted earnings per share on net income for the years ended December 31:

	2005	2004	2003
	(In thousands, except per share data)
Income (Numerator):
Net income	$180,470	$78,917	$227,313
Plus: Interest on 2033 Debentures, net of taxes	6,357	—	2,638
Net income, plus impact from assumed conversions.	$186,827	$78,917	$229,951
Shares (Denominator):
Weighted-average common shares outstanding	188,448	187,545	186,835
Effect of dilutive securities:
Additional shares from exercise of right under an agreement with Novartis	1,061	—	—
Stock options and equivalents.	1,887	2,657	4,339
Put options	—	—	1
2033 Debentures..	7,308	—	2,740
Weighted-average common shares outstanding, plus impact from assumed conversions and issuances.	198,704	190,202	193,915
Basic earnings per share from net income.	$0.96	$0.42	$1.22
Diluted earnings per share from net income	$0.94	$0.41	$1.19

Stock options to purchase 18.2 million shares, 13.4 million shares and 7.3 million shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2005, 2004 and 2003, respectively. These options were excluded from the respective computations of diluted earnings per share, as their inclusion would be antidilutive.

The dilutive effect of CoCos must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. For the year ended December 31, 2004, 7.3 million shares of common stock issuable upon conversion of the 2033 Debentures were excluded from the computations of diluted earnings per share, as their inclusion would be antidilutive.

If the 2034 Debentures are tendered for conversion, the value of cash and shares of Chiron’s common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures (“Conversion Value”) will be determined by multiplying the applicable conversion rate by a weighted average price. Chiron will deliver the Conversion Value to debenture holders as follows: (1) an amount in cash  (“Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the debentures to be converted and (b) the aggregate principal amount of the debentures to be converted and (2) if the aggregate Conversion Value of the debentures to be converted is greater than the Principal Return, an amount in shares (“Net Shares”) equal to the aggregate Conversion Value less the Principal Return (“Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by a weighted average price. If dilutive, common shares to be added to the diluted shares

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 2—Earnings Per Share (Continued)

outstanding would be determined by the net share settlement of the 2034 Debentures. For the years ended December 31, 2005 and 2004, the assumed conversion of the 2034 Debentures was not dilutive.

For the years ended December 31, 2005, 2004 and 2003, 0.6 million, 0.6 million and 5.2 million shares of common stock issuable upon conversion of the Liquid Yield Option Notes (LYONs) were excluded from the computations of diluted earnings per share as their inclusion would be antidilutive. During 2004, Chiron was required to purchase a significant portion of the LYONs.

Note 3—Supplemental Cash Flow Information

	2005	2004	2003
	(In thousands)
Interest paid	$29,163	$18,771	$2,310
Income taxes paid	$74,381	$51,651	$70,240
Investing and financing activities:
Acquisitions:
Cash acquired	$—	$—	$92,178
Fair value of all other assets acquired	—	11,327	1,074,668
Liabilities assumed	—	(724)	(141,110)
Income taxes payable	—	—	(17,741)
Net deferred tax asset (liability)	—	1,420	(60,170)
Cash payable for asset purchase	—	(780)	—
Acquisition costs not yet paid as of December 31, 2004 and 2003.	—	(22)	(40,930)
Total cash paid	$—	$11,221	$906,895
Capital lease	$—	$—	$157,500
Non-cash capital expenditures	$36,618	$—	$—

Note 4—Discontinued Operations

In a strategic effort to focus on its core businesses of Blood Testing, vaccines and biopharmaceuticals, Chiron completed the sale of Chiron Diagnostics and Chiron Vision in 1998 and 1997, respectively. The “Gain from discontinued operations, net of taxes” consisted of the following for the years ended December 31:

	2004	2003
	(In thousands)
Reversal of reserves (net charge) for indemnity obligations	$—	$(5,222)
Gain resulting from IRS settlement	12,459	—
Reversal of income tax reserves from Bayer settlement	12,395	—
Income tax benefit	—	12,197
	$24,854	$6,975

There was no gain (loss) from discontinued operations, net of taxes for the year ended December 31, 2005.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 4—Discontinued Operations (Continued)

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

In  2004, Chiron and the IRS entered into a settlement agreement closing the open tax years 1996 to 1998. Pursuant to this settlement agreement, Chiron recognized a tax benefit of approximately $12.5 million in 2004.

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

Chiron recognized an income tax benefit of $12.2 million in 2003. This tax benefit related to the settlement agreement between Bayer, as discussed above and the reversal of valuation allowances against deferred tax assets that were established at the time of the sale of Chiron Diagnostics.

Basic and diluted earnings per share from discontinued operations were both $0.13 for the year ended December 31, 2004. Basic and diluted earnings per share from discontinued operations were both $0.04 for the year ended December 31, 2003.

Note 5—Acquisitions

Sagres Discovery   On July 2, 2004, Chiron acquired Sagres Discovery (“Sagres”), a privately held company headquartered in Davis, California, which focuses on the discovery and validation of targets with potential application to the development of cancer therapeutics. Chiron acquired Sagres for a purchase price of $12.0 million.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 5—Acquisitions (Continued)

Sagres is part of Chiron’s biopharmaceuticals segment. Chiron accounted for the acquisition as an asset purchase and included Sagres’ operating results in its consolidated operating results beginning on July 2, 2004. The components of the purchase price and allocation thereof based on estimated fair values are summarized in the following table (in thousands). The purchase price reflects acquisition costs, which include contractual severance, direct acquisition costs and facility exit costs.

Consideration and acquisition costs:
Cash paid for asset purchase	$10,893
Acquisition costs paid as of December 31, 2005	1,130
Total purchase price	$12,023
Allocation of purchase price:
Assets acquired	$1,698
Liabilities assumed	(724)
Deferred tax assets	1,420
Purchased in-process research and development	9,629
Total purchase price	$12,023

Chiron allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Chiron allocated a portion of the purchase price to purchased in-process research and development, which it charged to earnings in 2004.

For acquisition costs related to Sagres, Chiron paid $1.1 million in 2004. These payments are reflected in the Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the year ended December 31, 2004.

The deferred tax assets primarily related to future utilization of net operating loss carryforwards. Chiron acquired federal and state net operating loss carry forwards of approximately $27.9 million and $21.2 million, respectively and federal and state business credits attributed to Sagres of approximately $1.7 million and $1.3 million, respectively. The available utilization of such net operating loss and business tax credit carryforwards is limited in any one year to approximately $0.2 million per annum over the next twenty years under provisions of the Internal Revenue Code. As such, a significant portion of Sagres’s net operating loss carryforwards is expected to expire unutilized.

PowderJect   On July 8, 2003, Chiron acquired PowderJect, a company based in Oxford, United Kingdom that develops and commercializes vaccines. Chiron acquired all of the outstanding shares of common stock of PowderJect for 550 pence per ordinary share, which, including estimated acquisition costs, resulted in a total purchase price of approximately $938.6 million. During 2004 and 2005, the following adjustments were made to the purchase price and allocation of the purchase price:

•       During the second quarter 2004, Chiron completed the planned divestiture of certain research operations in Madison, Wisconsin and Oxford, United Kingdom and certain vaccines operations in Sweden. The divestiture of these operations included the disposition of net assets of $14.7 million (which included $15.5 million of cash), deferred taxes of $9.4 million, and exit liabilities of

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 5—Acquisitions (Continued)

$21.6 million. The net impact of the divestiture resulted in an increase to goodwill of $2.5 million in the second quarter 2004. Also, during the second quarter of 2004, Chiron adjusted the previously recorded obligation related to an assumed defined benefit plan, which resulted in an increase to goodwill of $8.1 million.

•       During the third quarter 2004, Chiron revised estimates of exit costs associated with certain contractual obligations under supply and research agreements related to the divested research operations and other direct acquisition costs. Also, during the third quarter 2004, Chiron revised estimates of exit costs associated with the divestiture of certain research operations in Madison, Wisconsin. The net impact of the revision of these estimates resulted in an increase to goodwill of $14.0 million, an increase to acquisition costs of $14.5 million and a decrease to current liabilities assumed of $0.5 million

•       During the fourth quarter 2004, Chiron revised estimates of certain receivables and insurance liabilities. The net impact of these revisions resulted in a decrease to goodwill of $6.6 million, a decrease to acquisition costs of $2.1 million, an increase to accounts receivable of $1.0 million, a decrease to current liabilities of $2.5 million and a decrease to long-term liabilities of $1.4 million.

•       During the fourth quarter 2005, Chiron revised estimates of certain pre-acquisition income tax liabilities, which resulted in an increase to goodwill of $14.6 million and an increase to income tax payable of $14.6 million. These amounts adjust goodwill as opposed to tax expense as the amounts relate to tax liabilities before the date of acquisition.

As a result of the above adjustments, the purchase price was revised from $947.8 million at December 31, 2003 to $938.6 million at December 31, 2004. Goodwill was revised from $503.0 million at December 31, 2003 to $520.9 million at December 31, 2004 and to $535.5 million at December 31, 2005.

PowderJect is part of Chiron’s vaccines segment. Chiron accounted for the acquisition as a business combination and included PowderJect’s operating results in its consolidated operating results beginning July 8, 2003.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 5—Acquisitions (Continued)

The components of the purchase price, and the allocation thereof based on estimated fair values are summarized in the following table (in thousands).

Consideration and acquisition costs:
Cash paid for common stock.	$831,026
Cash paid for options on common stock.	59,153
Acquisition costs paid as of December 31, 2005	28,855
Estimated acquisition costs not yet paid as of December 31, 2005	19,596
Total purchase price	$938,630
Allocation of purchase price:
Cash and cash equivalents.	$76,685
Short-term marketable securities	8,840
Accounts receivable, net.	40,600
Inventories..	64,924
Property, plant and equipment	60,589
Goodwill.	535,525
Acquired intangible assets.	335,500
Other assets.	4,876
Income taxes payable	(32,376)
Current liabilities	(51,260)
Net deferred tax liability.	(69,566)
Long-term liabilities	(81,007)
Purchased in-process research and development	45,300
Total purchase price	$938,630

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 5—Acquisitions (Continued)

Acquired intangible assets included the fair value of distribution rights, a contract manufacturing agreement and developed product technologies. The distribution rights and the contract manufacturing agreement were being amortized on a straight-line basis over 1 to 4 years. The weighted average amortization period for these intangible assets was 2 years. The distribution rights were fully amortized after one year and the acquired intangible asset associated with the contract manufacturing agreement was written off in 2005 (as discussed in Note 8). Developed product technologies are being amortized using either the estimated sales method over 10 years or on a straight-line basis over 1 to 15 years. The weighted average amortization period for these intangible assets is 11 years. The weighted average amortization period for total acquired intangible assets is 10 years.

Income taxes payable of $32.4 million relates to current tax liabilities associated with PowderJect at the date of acquisition. The net deferred tax liability of $69.6 million is comprised of current and non-current deferred tax assets of $31.1 million primarily related to net operating losses incurred from April 1, 2003 through the acquisition date, reserves and depreciation timing differences and a non-current deferred tax liability of $100.7 million related to acquired intangibles.

For acquisition costs related to PowderJect, Chiron paid $4.0 million, $8.2 million and $16.7 million in 2005, 2004 and 2003, respectively. The net assets from the divestiture in 2004 of certain research operations in Madison, Wisconsin and Oxford, United Kingdom and certain vaccines operations in Sweden included $15.5 million of cash. For the acquisition of PowderJect, cash paid for common stock and options on common stock was $890.2 million for 2003. These payments are reflected in the Consolidated Statement of Cash Flows as a component of “Cash paid for acquisitions, net of cash acquired” for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 6—Restructuring and Reorganization

For the years ended December 31, 2005, 2004 and 2003, Chiron recorded net restructuring and reorganization charges of $0.3 million, $2.5 million and $1.7 million, respectively. The charges, included in “Selling, general and administrative” and “Research and development” in the Consolidated Statements of Operations, consisted of termination and other employee-related costs recognized in connection with the reorganization of Chiron’s Seattle facility and the closure of its Basel, Switzerland research facilities and Amsterdam manufacturing facilities. Termination notices were provided for all the facilities. Of the 27 positions for elimination at the Seattle and Basel, Switzerland facilities, 27 were terminated at December 31, 2004. Of the 15 positions for elimination at the Amsterdam facility, 7 were terminated as of December 31, 2004, 14 were terminated as of December 31, 2005 and 1 position was retained.

As of December 31, 2005 and 2004, $0.3 million and $1.1 million, respectively, in remaining restructuring obligations were included in “Other current liabilities” in the Consolidated Balance Sheets.

Note 7—Roche Settlement

In October 2000, Chiron entered into three license agreements with F. Hoffman-La Roche Limited  (“Roche”) and several of its affiliated companies related to the settlement of certain litigation in the U.S. and certain other countries for use of Chiron’s hepatitis C virus and HIV nucleic acid testing intellectual property. Two agreements relate to in vitro diagnostics products. The third agreement relates to blood

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 7—Roche Settlement (Continued)

screening, which was superseded in May 2001 by two new agreements, one for hepatitis C virus and one for HIV.

An HIV-related patent directed to nucleic acid testing methods for HIV-1 was issued in the U.S. on March 13, 2003. This patent will expire seventeen years from the date of issuance. The issuance of the patent triggered a milestone payment to Chiron of $10.0 million from Roche, which was received in April 2003. As permitted under the terms of its licensing agreement, Roche decided to institute arbitration proceedings in regard to the application of the U.S. patent. Chiron had deferred recognition of the $10.0 million milestone payment, interest, royalties received and royalties accrued under the patent until the resolution of this dispute. On September 10, 2004, Chiron reached a settlement agreement with Roche. Under the terms of the settlement agreement, the milestone payment along with any royalties received prior to March 31, 2004 became non-refundable. Accordingly, in 2004, Chiron recognized $10.0 million in license fees and $21.8 million in royalties up until June 30, 2004, which had previously been deferred, of which $16.3 million has been recognized as revenue in Chiron’s other segment and $5.5 million has been recognized as revenue in Chiron’s Blood Testing segment. In 2004, Chiron also recognized $0.8 million in interest on the license fee. Also, under the settlement agreement, in 2005, Chiron received a lump-sum payment of $78.0 million in lieu of royalties beyond January 1, 2005. Roche may elect under the terms of the agreement to obtain a partial refund and revert to paying royalties on the sales of its products in North America. The amount of such potential refund ranges between $64.0 million and $0.0 million. The amount of the refund available decreases in increments over the quarters of 2005 and 2006. As such, Chiron is recognizing $64.0 million of the $78.0 million payment as revenue during 2005 and 2006. The remaining $14.0 million was nonrefundable and was recognized as revenue in 2004, of which $9.3 million has been recognized as revenue in Chiron’s other segment and $4.7 million has been recognized as revenue in Chiron’s Blood Testing segment. In 2005, Chiron recognized an aggregate of $40.0 million, with $26.5 million of revenue from this settlement recognized in its other segment and $13.5 million of revenue from this settlement recognized in its Blood Testing segment. Chiron expects to recognize the remaining $24.0 million during 2006. Revenues earned from diagnostic products are included in Chiron’s other segment and revenues earned from blood screening are included in Chiron’s Blood Testing segment.

The impact on revenues in 2005 and 2004 from these items from the September 10, 2004 settlement agreement with Roche is summarized below.

	2005			2004
	Other Segment	Blood Testing Segment	Total	Other Segment	Blood Testing Segment	Total
	(In thousands)			(In thousands)
Deferred revenues recognized	$—	$—	$—	$16,313	$5,453	$21,766
Deferred license fee recognized	—	—	—	10,000	—	10,000
Non-refundable portion of Roche settlement	26,500	13,500	40,000	9,333	4,667	14,000
Total royalty and license fee revenue	$26,500	$13,500	$40,000	$35,646	$10,120	$45,766

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 8—Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technologies	$332,193	$136,414	$195,779	$333,085	$117,048	$216,037
Patents	$142,694	$79,923	$62,771	$132,385	$71,616	$60,769
Trademarks	59,780	26,416	33,364	65,609	25,450	40,159
Licenses and technology rights	52,456	43,267	9,189	47,745	34,079	13,666
Developed product technologies	320,674	101,023	219,651	374,025	77,253	296,772
Customer relationships	27,270	12,272	14,998	31,234	12,421	18,813
Know how(1)	12,385	7,482	4,903	14,185	7,548	6,637
Databases	7,100	2,485	4,615	7,100	2,012	5,088
Other(2)	24,671	12,491	12,180	34,893	19,090	15,803
Total other intangible assets	$647,030	$285,359	$361,671	$707,176	$249,469	$457,707
Total intangible assets subject to amortization	$979,223	$421,773	$557,450	$1,040,261	$366,517	$673,744

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

(2)          Bond issuance costs with a gross carrying value of $19.3 million and accumulated amortization of $7.4 million were included in “Other” at December 31, 2005. Bond issuance costs with a gross carrying value of $29.4 million and accumulated amortization of $13.8 million were included in “Other” at December 31, 2004.

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2003 (reported)	$69,836
For the year ended December 31, 2004 (reported)	$98,180
For the year ended December 31, 2005 (reported)	$79,189
For the year ended December 31, 2006 (estimated)	$67,957
For the year ended December 31, 2007 (estimated)	$74,187
For the year ended December 31, 2008 (estimated)	$75,040
For the year ended December 31, 2009 (estimated)	$73,857
For the year ended December 31, 2010 (estimated)	$72,977

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 8—Intangible Assets (Continued)

The changes in the carrying value of goodwill by reporting unit consisted of the following (in thousands):

	Biopharmaceuticals	Vaccines	Total
Balance as of December 31, 2003	$187,492	$600,095	$787,587
PowderJect Adjustment (Note 5)	—	17,929	17,929
Effect of exchange rate changes	—	51,184	51,184
Realization of tax benefits(3)	4,694	—	4,694
Balance as of December 31, 2004	192,186	669,208	861,394
Effect of exchange rate changes	—	(67,744)	(67,744)
Revision of tax benefits(4)	—	14,635	14,635
Balance as of December 31, 2005	$192,186	$616,099	$808,285

(3)          SFAS No. 109, Accounting for Income Taxes, requires that the realization of acquired tax benefits subject to valuation allowance be applied to goodwill.

(4)          During the fourth quarter 2005, Chiron revised estimates of certain pre-acquisition income tax liabilities, which resulted in an increase to goodwill of $14.6 million and an increase to income tax payable of $14.6 million.

Chiron performed its annual impairment test for goodwill in the third quarter 2005, as of July 1, 2005. Based on this analysis, Chiron has no indication of an impairment loss.

Certain developed product technologies from Chiron’s acquisition of PowderJect are amortized under the estimated sales method, which considers forecasted FLUVIRIN® sales during each influenza season through the remaining period of the benefit. Related amortization was $34.2 million and $48.2 million for the years ended December 31, 2005 and 2004, respectively, reflecting updated forecasted FLUVIRIN® sales.

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

In the fourth quarter of 2005, Chiron recognized an impairment loss of $1.1 million on acquired intangible assets from Chiron’s acquisition of PowderJect related to a contract manufacturing agreement. The contract manufacturing agreement is included in the caption “Licenses and technology rights” in the table above.

Note 9—Research and Development Arrangements

Chiron participates in a number of research and development arrangements with other pharmaceutical and biotechnology companies to research, develop and market certain technologies and products. Chiron and its collaborative partners generally contribute certain technologies and research

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 9—Research and Development Arrangements (Continued)

efforts and commit, subject to certain limitations and cancellation clauses, to share costs related to certain research and development activities, including those related to clinical trials. At December 31, 2005, aggregate annual noncancelable funding commitments under collaborative arrangements are as follows:  2006 - $32.0 million and 2007 - $10.0 million. There are no noncancelable funding commitments under collaborative arrangements thereafter. Chiron may also be required to make payments to certain collaborative partners upon the achievement of specified milestones. At December 31, 2005, aggregate milestone payments that may become due under these noncancelable collaborative arrangements totaled $9.4 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings. From the inception of these contracts through December 31, 2005, costs incurred under these collaborative arrangements totaled $71.5 million.

In addition to these collaboration arrangements, Chiron has entered into contracts where Chiron is responsible for all the costs related to research and development activities. At December 31, 2005, aggregate annual noncancelable commitments under these contracts are as follows: 2006—$4.3 million and 2007—$0.6 million. At December 31, 2005, aggregate milestone payments that may become due under these noncancelable arrangements totaled $4.5 million. These milestone payments are due upon the achievement of various technical milestones, completion of trials and regulatory filings. From inception of these contracts through December 31, 2005, costs incurred under these contracts totaled $9.5 million.

In March 2004, Chiron entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with Chiron’s share being 70% and XOMA’s share being 30%. Chiron agreed to make an initial payment of $10.0 million, which was paid as of December 31, 2004, and classified as prepaid research and development expense. The prepaid expense is being amortized on a straight-line basis over a five-year period of benefit. Amortized research and development expense of $1.5 million and $2.0 million were recorded for the years ended December 31, 2004 and 2005, respectively. Chiron agreed to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund 75% of XOMA’s share of development expenses. Under this arrangement, Chiron made $12.1 million in loan advances to XOMA as of December 31, 2005. Interest payable by XOMA is due when the principal is due and is additive to the $50.0 million available principal. Interest payable of $0.3 million was added to the outstanding balance as of December 31, 2005. The loan advances are recorded at their fair value based upon an interest rate for a similar loan facility from a bank to a similar counterparty. The recorded amount will be accreted to full face value over the life of the outstanding facility based on the effective interest method. At December 31, 2005, $7.1 million was recorded as “Non-current notes receivable” in the Consolidated Balance Sheet for these loan advances.

In October 2003, Chiron entered into a license agreement with Cubist Pharmaceuticals, Inc. for the development and commercialization of Cubist’s antibiotic CUBICIN® (daptomycin) in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In exchange for these development and commercialization rights,

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 9—Research and Development Arrangements (Continued)

Chiron agreed to pay Cubist up to $50.0 million. This $50.0 million includes $18.0 million, which was paid by Chiron up front in the fourth quarter 2003, $10.0 million of which was used to purchase restricted Cubist common stock at a 50 percent premium over market price, and up to $32.0 million of additional payments to Cubist upon the achievement of certain regulatory and sales milestones. Chiron is also obligated to pay Cubist a tiered royalty on CUBICIN® marketed  by Chiron. Chiron recorded $10.6 million of the up front payment related to the purchase of in-process research and development as research and development expense in 2003 and $6.7 million and $0.7 million of the up front payment as an equity investment and prepaid research and development, respectively. The marketable equity investment was recorded at fair value. This agreement is cancelable by Chiron at any time with twelve months written notice. As of December 31, 2005, Chiron has not paid any amount in regard to milestones or royalties. In 2004, Chiron adjusted the previously recorded equity investment for an “other than temporary” write-down of $1.4 million. There was no such “other than temporary” write-down recorded in 2005. The equity investment was recorded at $11.3 million and $6.3 million, the fair value as of December 31, 2005 and 2004, respectively. The prepaid research and development was fully expensed as of December 31, 2005. In January 2006, European Commission granted marketing approval to Chiron for CUBICIN®, a first-in-class IV antibiotic. The marketing approval was granted in the 25 member states of the European Union, Iceland, Liechtenstein and Norway. Under the approval, CUBICIN® is indicated for the treatment of complicated skin and soft-tissue infections (cSSTI) caused by Gram-positive bacteria. The CUBICIN® antibiotic is also approved by the FDA for the treatment of complicated skin and skin structure infections caused by Gram-positive bacteria, and is marketed in the United States by Cubist Pharmaceuticals, Inc. CUBICIN® antibiotic is manufactured for Chiron by Cubist Pharmaceuticals, Inc. This marketing approval by the European Commission in January 2006 triggered a milestone payment of $2.0 million payable by Chiron to Cubist Pharmaceuticals, Inc.

On November 1, 1999, Chiron entered into a patent and license agreement with Scios, Inc. Under this agreement, Chiron advanced $7.5 million in return for a promissory note, which was recorded in the Consolidated Balance Sheet as “Current portion of notes receivable” at December 31, 2005 and “Non-current notes receivable” at December 31, 2004. The note, which bears interest at the prime rate (7.25% at December 31, 2005 and 5.25% at December 31, 2004), is due with accrued interest on December 31, 2006 and will be forgiven (principal and accrued interest) if the U.S. Food and Drug Administration approves any product covered by the patent and license agreement for marketing in the U.S. prior to December 31, 2006. Chiron may pay additional milestone payments to Scios if certain development objectives are met. In addition, Chiron may pay Scios royalties of 4% on future net product sales of the product under the patent and license agreement. Subsequently, in March 2005, Chiron has entered into a license agreement with Kaken Pharmaceutical Co. Ltd. (“Kaken’’), under which Kaken would compensate Chiron for the principal and accrued interest of the promissory note otherwise receivable from Scios, if Kaken obtains FDA approval of a New Drug Application for a licensed product prior to December 31, 2006.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 9—Research and Development Arrangements (Continued)

Occasionally, Chiron invests in equity securities of its corporate partners. The price of these securities is subject to significant volatility. Chiron performs periodic reviews for temporary or other-than-temporary impairment of its securities and records adjustments to the carrying values of those securities accordingly. Chiron recognized losses attributable to the other-than-temporary impairment of certain of these equity securities of $1.3 million and $1.4 million in 2005 and 2004, respectively. There was no such loss in 2003.

Note 10—Related Party Transactions

Relationship with Novartis AG

On October 30, 2005, Chiron entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novartis Corporation, Novartis Biotech Partnership, Inc. (“Novartis Biotech”), an indirect wholly owned subsidiary of Novartis AG (“Novartis”) and an indirect subsidiary of Novartis Corporation, and Novartis, as guarantor. Pursuant to the terms of the Merger Agreement, Novartis Biotech will merge with and into Chiron, with Chiron as the surviving corporation and becoming an indirect subsidiary of Novartis Corporation and an indirect wholly owned subsidiary of Novartis. Upon completion of the merger, each share of Chiron common stock not held by Novartis or any of its subsidiaries, Chiron or any of its subsidiaries or a stockholder of Chiron who perfects appraisal rights, will be converted into the right to receive $45.00 per share in cash, without interest. The merger is subject to stockholder approval and satisfaction of other customary conditions, including governmental and regulatory approvals. On February 6, 2006, the European Commission adopted a decision pursuant to Article 6(1)(b) of the Council Regulation (EC) No. 139/2004 declaring the combination compatible with the common market. This follows approval by the U.S. Federal Trade Commission in December 2005 and clearance by the Committee on Foreign Investment in the United States under Exon-Florio in January 2006. Chiron expects that the transaction will be completed in the second quarter of 2006.

Chiron has an alliance with Novartis, a global life sciences company headquartered in Basel, Switzerland. Through a series of transactions that became effective in January 1995, Novartis acquired shares of Chiron’s common stock, which, when combined with shares already held by Novartis, represented 49.9% of the then-outstanding common stock of Chiron. Chiron, in turn, acquired from Novartis all of the capital stock of Chiron Diagnostics Corporation (formerly Ciba Corning Diagnostics Corp.) and Chiron Vaccines Company and Chiron S.p.A. (formerly The Biocine Company and Biocine S.p.A.). As a result of dilution stemming primarily from the issuance of common stock under Chiron’s employee stock option and stock purchase plans, and in connection with certain acquisitions, as of December 31, 2005, Novartis held approximately 43.9% of Chiron’s outstanding common stock.

Chiron’s relationship with Novartis includes a series of arrangements, which affect Chiron’s corporate governance, investment policies, research, development, manufacturing and marketing. In connection with those transactions, Chiron and Novartis entered into certain agreements, which are described below.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 10—Related Party Transactions (Continued)

The Governance Agreement

Standstill.   Under the Governance Agreement, Novartis has agreed not to increase its ownership interest in Chiron above 55% unless:

(i)    a majority of the independent directors, as defined in the Governance Agreement, of Chiron’s Board approve acquisition of additional equity securities, in which case Novartis may increase its ownership interest up to 79.9%;

(ii)   the increase in Novartis’ ownership interest is the result of an action by Chiron (such as the re-purchase of outstanding common stock or the sale of common stock to Novartis or its subsidiaries); or

(iii)  the acquisition is part of a “buy-out transaction,” in which Novartis acquires all of Chiron’s outstanding capital stock in accordance with certain procedures set forth in the Governance Agreement.

Pursuant to the Governance Agreement, Novartis has the right, but not the obligation, to propose a buy-out transaction. Except as provided below, neither Novartis nor Chiron has any “put” or “call” options that would obligate either party to enter into a buy-out transaction. If Novartis proposes a buy-out transaction, it must offer to buy all of Chiron’s outstanding equity securities at a price based upon a “third party sale value” (i.e., the value that an unaffiliated third party would be expected to pay to purchase all of Chiron’s equity securities in an arm’s-length transaction negotiated by a willing seller and a willing buyer).

If Novartis proposes a buy-out transaction, the independent directors (as defined in the Governance Agreement), acting solely on behalf of Chiron’s stockholders other than Novartis, would consider the proposal, and with approval of a majority of independent directors, may accept it subject to stockholder approval. If the independent directors do not accept the proposal, Novartis may request binding arbitration to determine the third party sale value. The independent directors may delay the arbitration for a period of up to one year under certain circumstances. Upon determination of the third party sale value by arbitration, Novartis may either proceed with the proposed buy-out transaction at the third party sale value determined by arbitration or withdraw its proposed buy-out transaction in accordance with terms set forth in the Governance Agreement. If Novartis withdraws its proposed buy-out transaction following the determination of third party sale value by arbitration, Novartis cannot withdraw any subsequent proposal that results in a second arbitration to determine the third party sale value of Chiron. In connection with the signing of the Merger Agreement, the Chiron Board (with the Novartis directors having recused themselves), including all of the independent directors as defined in the Governance Agreement, unanimously approved the Merger Agreement and the transactions contemplated thereby and recommended that Chiron’s stockholders adopt the Merger Agreement. As part of the negotiation of the Merger Agreement, Novartis also agreed to condition the closing of the merger on the adoption of the Merger Agreement by a majority of our outstanding shares not held by Novartis and its subsidiaries.

Proxy Solicitations and Voting Trusts.   The Governance Agreement further provides that unless and until Novartis and its subsidiaries own all of Chiron’s capital stock, they will not solicit proxies or initiate or encourage stockholders to initiate proposals, nor will they encourage any persons with respect to the voting

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 10—Related Party Transactions (Continued)

of equity securities of Chiron or enter into any voting trust or similar arrangement to vote any of Chiron’s equity securities.

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

Certain Corporate Transactions.   The Governance Agreement provides that as long as Novartis owns at least 40% of Chiron’s outstanding voting stock, Chiron may not engage in certain corporate transactions without Novartis’ approval. These transactions generally include:

•       significant debt or equity issuances,

•       debt or equity repurchases,

•       mergers and acquisitions involving consideration exceeding $125 million,

•       the payment of cash dividends,

•       amendments to Chiron’s restated certificate of incorporation or bylaws, and

•       other transactions that might adversely impact the rights of Novartis, or discriminate against Novartis, as a Chiron stockholder.

In addition, a majority of the directors of Chiron’s Board who have been designated by Novartis must approve certain other corporate transactions as described in the Governance Agreement. The transactions generally include:

•       the payment of cash dividends,

•       the issuance of equity securities, other than common stock or options to purchase common stock, to any employee of Chiron,

•       amendments to Chiron’s Bylaws,

•       the payment of certain kinds of consideration in connection with an acquisition, and

•       the issuance of certain kinds of debt or equity securities other than common stock, nonvoting preferred stock and debt securities that are convertible into common stock or nonvoting preferred stock.

Transactions Between Chiron and Novartis.   In addition, under the Governance Agreement, a majority of the independent directors or holders of a majority of Chiron’s voting stock which is held by unaffiliated stockholders, must approve any contract, agreement or transaction with Novartis or any of its affiliates that is described in Item 404 of Regulation S-K promulgated by the SEC.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 10—Related Party Transactions (Continued)

Nomination of Directors and Voting of Shares.   Under the Governance Agreement, the Nominating and Corporate Governance Committee of Chiron’s Board is responsible, among other things, for recommending the nomination of directors, subject to Novartis’ right to designate three directors. The number of directors whom Novartis may designate declines if Novartis’ ownership interest in Chiron declines to less than 30%. Chiron’s Bylaws currently fix the number of directors at ten.

The Governance Agreement further provides that as long as Novartis continues to own at least 40% of Chiron’s outstanding capital stock, the Nominating and Corporate Governance Committee will be comprised of three independent directors and two Novartis directors (also referred to as investor directors); and if Novartis’ percentage interest of Chiron’s outstanding capital stock is less than 40%, the committee will be comprised of three independent directors and one investor director. A majority of the independent directors designate the independent directors who serve on the Nominating and Corporate Governance Committee, and a majority of the investor directors designate the investor directors who serve on the committee. A quorum of the Nominating and Corporate Governance Committee required for any action requires the attendance of at least two independent directors and both investor director members. The Nominating and Corporate Governance Committee acts by majority vote of the entire committee; provided, however, that as long as Novartis’ percentage interest is at least 40%, no action to nominate a director may be taken by the committee that is opposed by both of the investor directors. Beginning in the year 2006, as long as Novartis owns at least 49% of Chiron’s outstanding capital stock, the investor directors of the committee will have the deciding vote with respect to nomination of any directors, meaning the vote of the two investor directors will control over the vote of the independent directors.

Measurement Standards.   The Governance Agreement further provides that the Board will set and approve Measurement Standards to evaluate Chiron’s performance for each fiscal year. The Measurement Standards are derived from Chiron’s annual financial and operating performance goals, and include quantitative items such as revenue, earnings per share and stock price appreciation targets, as well as qualitative items such as research and development, commercial and corporate milestones. If the applicable Measurement Standards are not met for any fiscal year, the Governance Agreement provides that a committee comprised of the three investor directors, three independent directors and one management director, called the Strategic Planning Committee, will be created. The purpose of the committee will be to prepare and recommend to the Board a remedial plan intended to restore Chiron to compliance with the Measurement Standards. In addition, until the Measurement Standards are met for a subsequent full fiscal year, a majority of the Board, which majority must include a majority of all the investor directors and a majority of all the independent directors, is required to approve any such remedial plan and the Chiron operating plan and budget, and to set executive officer compensation. If Chiron does not meet the Measurement Standards for two consecutive fiscal years, (i) the Strategic Planning Committee is empowered by the Board (until the applicable Measurement Standards are met for a full fiscal year) to set the compensation and terminate the employment of Chiron’s executive officers and (ii) a majority of the Board, which majority must include a majority of all the investor directors and a majority of all the independent directors, is required to approve certain additional matters, including the hiring of new executive officers, the issuance of new equity securities, the incurrence of indebtedness other than in the ordinary course and the initiation of material acquisitions. Until 2004, Chiron had met the applicable Measurement Standards each year since 1995. Chiron did not meet the 2004 Measurement Standards as a result of the suspension in 2004 of Chiron’s license to manufacture FLUVIRIN® vaccine and Chiron’s

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 10—Related Party Transactions (Continued)

failure to release any FLUVIRIN® vaccine for the 2004-2005 influenza season. While the Board took steps consistent with the role of the Strategic Planning Committee, directing the preparation of and approving a remedial plan to bring Chiron back to compliance with applicable Measurement Standards, the Board did not establish a Strategic Planning Committee. Chiron met the Measurement Standards for 2005.

The Investment Agreement

Bank Debt Guarantee.   Under the terms of the Investment Agreement, Novartis agreed to guarantee certain Chiron obligations under revolving credit facilities through January 1, 2008, the date on which the guarantee will expire. The principal amount of indebtedness under the guaranteed credit facilities outstanding at any one time may not exceed a specified cap. That cap was $402.5 million. In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million, for a maximum borrowing amount under the cap of $702.5 million. In exchange for this increase, the amount of Chiron’s common stock required to be purchased by a Novartis affiliate, at Chiron’s request, under the Subscription Agreement, would be reduced by an equal amount. The maximum amount Novartis is required to guarantee pursuant to the terms of the Investment Agreement has been reduced by $109.8 million following an election by Chiron in December 2005, to exercise its subscription rights under the Investment Agreement, decreasing the cap to $592.7 million.  Chiron also agreed to enter into a separate agreement with Novartis for each obligation guaranteed by Novartis under which Chiron agrees to reimburse Novartis for any payments made or out-of-pocket expenses incurred by Novartis in connection with the guarantee (each, a “Reimbursement Agreement”). Chiron’s obligations under the Reimbursement Agreements are, at the request of Novartis, to be fully secured by collateral (which means guaranteed by assets pledged by Chiron) acceptable to Novartis. Through February 2006, Novartis guaranteed a $100.0 million U.S. credit facility for Chiron’s benefit for which there were no borrowings outstanding at December 31, 2005 and $173.3 million of Chiron’s capital lease commitments. The U.S. credit facility has since expired and at Chiron’s election was not renewed and is thus no longer guaranteed by Novartis. As a result of these guarantees and the conversion of $9.8 million of bonds in 2000 into shares of Chiron common stock, there remains approximately $417.7 million of the guarantee available following the exercise of its subscription rights and its subsequent election to increase the amount Novartis may be required to guarantee to the maximum borrowing amount.

Also under the terms of the Investment Agreement, Chiron granted to individuals who on November 20, 1994 held options under Chiron’s stock option plan the right to receive cash payments from Novartis upon surrender for cancellation of such options. The right to receive the payment vests as the underlying options vest. Once vested, the right is exercisable at any time the option is outstanding. For options that vested after 1995, the optionee must surrender the underlying options to receive the payment. In 2004 and 2003, Novartis made no payments to eligible option holders in connection with the surrender for cancellation of such options. These options expired in 2004.

The Limited Liability Company Agreement (also known as the “R &D Funding Agreement”).   The Investment Agreement also provided that Novartis would make certain research funding available to Chiron. Novartis’ commitment was memorialized in the Limited Liability Company Agreement entered into between Chiron and Novartis Corporation, a U.S. subsidiary of Novartis, in December 1995, or the

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 10—Related Party Transactions (Continued)

“R &D Funding Agreement.” The R&D Funding Agreement provided that Novartis would purchase interests in a limited liability company as a means of providing this funding. In December 2000, this agreement was amended to provide that, through December 31, 2001, at Chiron’s request, Novartis would fund up to 100% of the development costs incurred between January 1, 1995 and December 31, 2000 on these projects. The amount of funding that Novartis was obligated to provide was subject to an aggregate limit of $265.0 million. Novartis funded $265.0 million over the term of this agreement. Although Novartis’ agreement to purchase interests expired on December 31, 2001, there are certain royalty and co-promotion rights that remain.

Under the R&D Funding Agreement, Novartis funded certain research and development projects (known as the “Funded Projects”). The Funded Projects included certain adult and pediatric vaccines, Insulin-Like Growth Factor-1, Factor VIII gene therapy (“Factor VIII”) and Herpes Simplex Virus-thymidine kinase (“HSV-tk”). In exchange for providing the funding, Novartis has certain rights, as described below, in certain adult and pediatric vaccines, Insulin-Like Growth Factor-1, Factor VIII and HSV-tk known as the “Products.”

In consideration of the funding provided by Novartis under the R&D Funding Agreement, Novartis Corporation receives royalties on worldwide sales from the Products, if any, which Chiron successfully develops. Novartis also has co-promotional rights, in countries other than in North America and Europe, for certain adult vaccines. Under the R&D Funding Agreement, Chiron is obligated to pay royalties on the designated Products for a minimum of ten years from the later of October 1, 2001 or the date of the first commercial sale of individual Products covered by the amended R&D Funding Agreement. For the years ended December 31, 2005, 2004 and 2003, Chiron recorded royalties to Novartis of $0.9 million, $0.6 million and $2.4 million, respectively, which are recorded in “Cost of sales” in the Consolidated Statement of Operations.

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

Market Price Option Agreement.   Under this agreement, Chiron granted to an affiliate of Novartis an option to purchase newly issued shares of equity securities directly from Chiron at fair market value. Under the terms of this agreement, known as the Market Price Option Agreement, Novartis has the right

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 10—Related Party Transactions (Continued)

to purchase from Chiron shares of newly issued common stock in an amount which, when added to other shares held directly or indirectly by Novartis, would not increase Novartis’ aggregate ownership above 55% of Chiron’s then outstanding common stock. Novartis may exercise this option at any time. Novartis also may exercise the option repeatedly, with a minimum purchase equal to $1.0 million each time. Novartis may not exercise the option if it owns shares representing less than 30% of the aggregate number of votes entitled to be voted at an election of directors of Chiron. In addition, one of the following “exercise conditions” must be satisfied: (i) Novartis is restricted by law from purchasing equity securities from any person other than Chiron (including any restriction resulting from Novartis’ possession of non-public material information concerning Chiron); (ii) there is insufficient liquidity in the open market to permit Novartis to purchase the number of shares it desires, either within the time period it desires or without unduly affecting the price of the shares; or (iii) Novartis’ ownership interest in Chiron at that time is below 50% and it wishes (and is permitted under then applicable standstill provisions of the Governance Agreement) to increase its ownership interest to above 50% (although if this is the only exercise condition that is satisfied, Novartis is not permitted to purchase shares that would increase its ownership interest above 51%).

Subscription Agreement.   Under a Subscription Agreement with Novartis, Chiron has the right to require Novartis to purchase common stock directly from Chiron at fair market value, up to a maximum initial subscription amount of $500.0 million. The subscription amount will be reduced in certain circumstances, as described in the Subscription Agreement, and is also subject to reduction by the amount of any increase if the amount Novartis is required to guarantee under the Investment Agreement is increased above $402.5 million. In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million, as discussed under “Bank Debt Guarantee” above. As a result, if the bank debt guarantee is increased by $300.0 million, the maximum subscription amount would be decreased to $200.0 million. However, as described below, Chiron exercised its right to require Novartis to purchase shares of Chiron common stock valued at $300.0 million and the sale of those shares was completed on December 8, 2005. The subscription agreement expired in January 2006. Other than the 6,896,552 shares purchased on December 8, 2005 pursuant to Chiron’s exercise of its subscription right and shares acquired upon conversion of $9.8 million of bonds in 2000, Novartis has not purchased any securities from Chiron (including the 2.75% Convertible Debentures issued in June 2004, the 1.625% Convertible Debentures issued in July 2003 and the Liquid Yield Option Notes issued in June 2001) pursuant to the Market Price Option Agreement or the Subscription Agreement.

On October 30, 2005, Chiron gave notice to Novartis that it was exercising its right under the Subscription Agreement to require Novartis (or an affiliate) to purchase shares of Chiron common stock for an aggregate purchase price of $300.0 million at $43.50 per share (equivalent to 6,896,552 shares). Chiron and Novartis Biotech consummated the acquisition of these shares on December 8, 2005 as a result of which, Novartis and its subsidiaries collectively own approximately 43.9% of Chiron’s outstanding common stock at December 31, 2005.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 10—Related Party Transactions (Continued)

The April 2003 Agreement

In April 2003, Chiron acquired exclusive worldwide development and commercial rights from Novartis for PULMINQ™ inhalation solution, a therapy under evaluation for treatment of rejection and reduction of mortality in lung transplant recipients for $0.5 million, which was expensed as research and development costs in 2003. In 2004, Chiron submitted a new drug application to the FDA for marketing approval of PULMINIQ™, which triggered a milestone amount of $1.0 million to Novartis that was expensed as research and development expenses in 2004. On July 14, 2005, Chiron received an action letter from the FDA stating that Chiron’s New Drug Application (NDA) for PULMINIQ™ (cyclosporine, USP) inhalation solution is “approvable” but, in light of the fact that the application was based on a single-center clinical trial with a small patient population, an additional pre-approval study would be required to confirm the efficacy of the drug. Chiron incurred additional research and development expenses of  $0.2 million, $0.8 million and $0.7 million in 2003, 2004 and 2005 respectively, for Novartis contract manufacturing services related to PULMINIQ™ production.

Contract Manufacturing Agreement with Novartis Pharma AG for Diamorphine

As of March 1, 2005, Chiron entered into a contract manufacturing and supply agreement with Novartis Pharma AG for the production and manufacture of Diamorphine by Novartis for sale by Chiron in the United Kingdom. Under the terms of the agreement, Chiron agrees to order, and Novartis Pharma agrees to process and supply, a minimum quantity of Diamorphine. Novartis Pharma will purchase all components at its own cost and may, at Chiron’s request, use reasonable efforts to increase capacity. For the year ended December 31, 2005, Chiron purchased $1.3 million of Diamorphine from Novartis Pharma under the agreement. The agreement will remain in effect until June 30, 2006, unless it is earlier terminated.

Distribution Agreement with Novartis Pharma GmbH for Vaccines

Chiron is party to a Distribution Agreement with Novartis Pharma GmbH, dated as of July 1, 2005, as amended, pursuant to which Novartis Pharma GmbH serves as the exclusive distributor for certain Chiron vaccines in Austria. Under the terms of the agreement, Novartis agrees to purchase on an annual basis a minimum quantity of each vaccine distributed under the agreement. For the year ended December 31, 2005, Novartis Pharma GmbH purchased from Chiron $2.3 million under the agreement. The agreement will remain in effect until July 1, 2008, and thereafter will renew automatically for an additional period of one year, unless it is earlier terminated.

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 10—Related Party Transactions (Continued)

Chiron leased back office and warehouse space in the Amsterdam facility for some operational and administrative activities. The lease was a noncancelable-operating lease, which expired at December 31, 2004 and has not been extended. Annual rent and utilities was 1.1 million Euro ($1.4 million) and 1.2 million Euro ($1.3 million) for the years ended December 31, 2004 and 2003 respectively.

As of December 31, 1999, Chiron exercised its option to lease certain equipment under the same terms as the office and warehouse lease. For the year ended December 31, 2003, Chiron incurred expenses of 0.04 million Euro ($0.04 million). Also, at the option of SynCo, Chiron may provide various administrative services to SynCo. As of December 31, 2005, no such administrative services were being provided. At the option of Chiron, SynCo may provide various manufacturing and quality control services to Chiron. In July 2001, Chiron and SynCo entered into another agreement, to include the manufacture of certain vaccine products through January 1, 2004 upon Chiron’s request. For the year ended December 31, 2003, Chiron incurred expenses of approximately $2.5 million, which was included in “Cost of Sales” in the Consolidated Statements of Operations, related to such manufacture of certain vaccine products.

Effective June 2003, Chiron and SynCo B.V. executed a seven and a half-year contract manufacturing agreement. Under this agreement, SynCo agreed to provide services related to the production of certain of Chiron’s vaccine products for the European and U.S. markets commencing in 2004. Chiron has a firm binding order for products to be delivered by SynCo in 2006 under this agreement. Chiron’s minimum purchase obligation under this agreement, which depends on the quantities purchased by Chiron in years 2007 through 2010, inflation and movement in the Euro to U.S. Dollar exchange rate, is expected to be approximately $20.5 million over the remaining term of the agreement. For the years ended December 31, 2005 and 2004, Chiron incurred expenses of approximately $1.1 million and $1.3 million, respectively, which was included in “Cost of Sales” in the Consolidated Statements of Operations, related to such manufacture of certain vaccine products.

Simultaneously in June 2003, Chiron and SynCo B.V. executed an FDA compliance agreement. Under this agreement, Chiron will fund certain costs required to bring SynCo’s Amsterdam manufacturing facility into compliance to support approval by the U.S. Food and Drug Administration to manufacture certain vaccine products for the U.S. market. Under this agreement, Chiron paid 4.7 million Euro ($5.5 million) for the year ended December 31, 2003. In 2004, the agreement was terminated and Chiron recorded an obligation of 4.5 million Euro ($5.4 million) as of December 31, 2004. As at December 31, 2005, there remains 1.3 million Euro ($1.5 million) as a payable to SynCo under this agreement. All costs for this contract were recorded in “Research and development” in the Consolidated Statements of Operations.

ZymeQuest Agreements

In December 2003, Chiron entered into an agreement with ZymeQuest, Inc. to develop and commercialize ZymeQuest’s enzymatic conversion system, which converts groups A, B and AB red blood cells to enzyme-converted group O red blood cells. In addition, Chiron paid $7.5 million for an equity investment in ZymeQuest and acquired 13.92% of ZymeQuest’s outstanding shares. The excess over Chiron’s share of ZymeQuest’s net tangible assets was $6.5 million, which was recorded as “Research and development” in the Consolidated Statements of Operations for the year ended December 31, 2003. At December 31, 2005 and 2004, our equity investment in ZymeQuest was $0.0 million and $0.5 million,

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 10—Related Party Transactions (Continued)

respectively, and is included in “Investments in equity securities and affiliated companies,” in the Consolidated Balance Sheets. As of December 31, 2005, Chiron has development funding commitments with ZymeQuest of $10.0 million, which has been included under non-cancelable funding commitments under collaborative agreements in “Note 9—Research and Development Arrangements.”

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

Chiron records its share of earnings from the joint business contractual arrangement on a one-month lag using estimates provided by Ortho-Clinical Diagnostics. Profit sharing distributions are payable to Chiron within 90 days after the end of each quarter. At December 31, 2005 and 2004, $85.2 million and $41.3 million, respectively, were due from Ortho-Clinical Diagnostics for profit sharing and reimbursement of costs. In 2005, 2004 and 2003, Chiron’s 50% share of the earnings from the joint business contractual arrangement, which was recorded in “Revenues from joint business arrangement,” was $136.7 million, $118.2 million and $108.3 million, respectively. Revenues recognized under the cost reimbursement portion of the arrangement in 2005, 2004 and 2003 were $31.3 million, $27.8 million and $28.4 million, respectively, for product sales and $7.2 million, $8.0 million and $9.0 million, respectively, for collaborative research. The cost of sales associated with the product sales recognized related to this arrangement in 2005, 2004 and 2003 were $31.6 million, $28.5 million and $29.0 million, respectively. Research and development costs incurred for collaborative research related to this arrangement in 2005, 2004 and 2003 were $7.3 million, $8.3 million and $10.0 million, respectively.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 12—Fair Value of Financial Instruments

Marketable Securities

Available-for-sale securities consisted of the following at December 31:

	2005				2004
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)				(In thousands)
U.S. Government	$155,609	$58	$(546)	$155,121	$163,855	$—	$(634)	$163,221
State Debt	101,812	—	(1,062)	100,750	125,848	22	(277)	125,593
Foreign Government Debt	2,075	—	—	2,075	—	—	—	—
Corporate Debt.	846,922	127	(1,060)	845,989	486,806	144	(1,263)	485,687
Other	13,421	—	—	13,421	29,032	—	—	29,032
	1,119,839	185	(2,668)	1,117,356	805,541	166	(2,174)	803,533
Equity	11,781	14,748	(158)	26,371	25,879	45,743	(100)	71,522
	$1,131,620	$14,933	$(2,826)	$1,143,727	$831,420	$45,909	$(2,274)	$875,055

Related to equity securities, Chiron selectively enters into forward sales contracts, which are designated as fair value hedges. At the inception of the hedge, the difference between the cost and the fair value of the equity security remains in comprehensive income. Unrealized gains recorded in other comprehensive income relating to equity securities prior to purchase of equity forward contracts were $9.2 million and $30.6 million at December 31, 2005 and 2004, respectively. For hedged securities, subsequent offsetting changes in the fair value of the forward sales contract and the underlying equity security are recognized in earnings.

Available-for-sale securities were classified in the Consolidated Balance Sheets as follows at December 31:

	2005	2004
	(In thousands)
Short-term investments in marketable debt securities	$394,639	$394,112
Non-current investments in marketable debt securities.	722,717	409,421
Investments in marketable equity securities, included in “Investments in equity securities and affiliated companies”	26,371	71,522
	$1,143,727	$875,055

The cost and estimated fair value of available-for-sale debt securities by contractual maturity consisted of the following at December 31, 2005:

	Adjusted Cost	Fair Value
	(In thousands)
Due in one year or less	$389,846	$394,639
Due in one to five years	729,993	722,717
	$1,119,839	$1,117,356

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 12—Fair Value of Financial Instruments (Continued)

Chiron had no trading securities at December 31, 2005 and 2004.

Other Financial Instruments

The carrying amounts and fair values of other financial instruments, were as follows at December 31:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Liquid Yield Option Notes	$48,288	$47,570	$47,336	$46,980
Convertible Debentures maturing in 2033	500,000	486,875	500,000	467,500
Convertible Debentures maturing in 2034	385,000	383,110	385,000	375,568
Other notes payable (see Note 13)	5,945	5,945	4,316	4,316
Derivative financial instruments:
Equity forward sales contracts (asset)	3,163	3,163	4,969	4,969
Foreign currency forward contracts (asset)	2,611	2,611	—	—
Foreign currency forward contracts (liability)	—	—	10,395	10,395
Foreign currency forward contracts (non-current liability)	—	—	156	156

The fair value estimates provided above were based on information available at December 31, 2005 and 2004. Judgment was required in interpreting market data to develop the estimates of fair value. As such, these estimated fair values are not necessarily indicative of the amounts that Chiron could realize in a current market exchange.

The fair value of Liquid Yield Option Notes, Convertible Debentures maturing in 2033 and Convertible Debentures maturing in 2034 were based on the market price at the close of business on the last day of the fiscal year. Changes in the fair value of these notes have no effect on our financial position. The carrying value of other notes payable approximated fair value due to the market based nature of these instruments. The fair values of the equity forward sales contracts and the foreign currency forward contracts were based on estimated market prices, determined by a broker. Included in current assets and current liabilities were certain other financial instruments whose carrying values approximated fair value due to the short-term nature of such instruments.

Equity Forward Sales Contracts

Beginning in 2001, Chiron designated its equity forward sales contracts as fair value hedges. “Interest and other income, net” in the Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 included net gains of $0.6 million, $0.5 million and $0.5 million, respectively, for changes in the time value of these fair value hedges. Chiron considers all time value changes to be ineffective and, therefore, recognizes them immediately in earnings.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 12—Fair Value of Financial Instruments (Continued)

Foreign Currency Forward Contracts

Foreign currency forward contracts are used to mitigate the effect of currency changes on transactions denominated in foreign currencies and are not accounted for as hedges using hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Foreign currency transaction gains (losses) from continuing operations, net of the impact of hedging with foreign currency forward contracts, were $1.5 million, $(0.4) million and $5.5 million in 2005, 2004 and 2003, respectively.

Foreign Currency Option Contracts

Beginning in 2001, Chiron designated its foreign currency option contracts as cash flow hedges. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized.

Embedded Derivative Instruments

The contingent cash interest feature of the Liquid Yield Option Notes is considered an embedded derivative. The value of the embedded derivative is reassessed at each balance sheet date, and any change from the prior balance sheet date is reflected currently in earnings. The change in the value of the embedded derivatives was not material for the years ended December 31, 2005, 2004 and 2003, respectively.

Unrealized Losses

Chiron’s unrealized loss position consisted of the following at December 31, 2005:

	Unrealized loss position for less than 12 months prior to 12/31/05		Unrealized loss position for 12 months or longer prior to 12/31/05		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
US Treasury obligations and direct obligations of US Government Agencies.	$52,095	$(304)	$57,050	$(242)	$109,145	$(546)
Municipal bonds	62,355	(550)	37,698	(512)	100,053	(1,062)
Corporate bonds	419,265	(974)	18,428	(86)	437,693	(1,060)
Subtotal, debt securities	533,715	(1,828)	113,176	(840)	646,891	(2,668)
Common Stock.	437	(158)	—	—	437	(158)
Total temporarily impaired securities	$534,152	$(1,986)	$113,176	$(840)	$647,328	$(2,826)

With respect to the fixed income portfolio, Chiron has the ability and intent to hold these investments until a forecasted recovery of fair value up to the cost basis, which in certain cases may be until maturity.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 13—Debt Obligations

Long-term debt consisted of the following at December 31:

	2005	2004
	(In thousands)
Convertible Debentures maturing in 2034	$385,000	$385,000
Convertible Debentures maturing in 2033	500,000	500,000
Liquid Yield Option Notes, net of unamortized discount of $31,842 in 2005 and $32,794 in 2004	48,288	47,336
Other notes payable	7,004	6,757
Current portion of Liquid Yield Option Notes	(48,288)	—
Current portion of other notes payable	(1,059)	(2,441)
	$890,945	$936,652

Convertible Debentures Maturing in 2034

On June 22, 2004, Chiron issued $385.0 million aggregate principal amount of convertible debentures, which mature on June 30, 2034. The convertible debentures accrue interest at a rate of 2.75% per year and interest is payable on each June 30 and December 30, commencing on December 30, 2004. The debentures are senior, unsecured obligations of Chiron and rank equal in right of payment with all of Chiron’s existing and future unsecured and unsubordinated indebtedness.

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

If the debentures are tendered for conversion, the value of cash and shares of Chiron’s common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures (“Conversion Value”) will be determined by multiplying the applicable conversion rate by a weighted average price. Chiron will deliver the Conversion Value to debenture holders as follows: (1) an amount in cash (“Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the debentures to be converted and (b) the aggregate principal amount of the debentures to be converted and (2) if the aggregate Conversion Value of the debentures to be converted is greater that the Principal Return, an amount in shares (“Net Shares”) equal to the aggregate Conversion Value less the Principal Return (“Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by a weighted average price.

The holders of the debentures may require Chiron to repurchase for cash all or part of the debentures on June 30, 2010, June 30, 2014, June 30, 2019, June 30, 2024 and June 30, 2029. The repurchase price will be equal to 100% of the principal amount of the debentures to be repurchased, plus accrued and unpaid interest, if any, up to the repurchase date.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 13—Debt Obligations (Continued)

On or after July 5, 2010, Chiron may redeem for cash all or part of the debentures at a redemption price equal to 100% of principal amount of the debentures to be redeemed, plus accrued and unpaid interest, if any, up to the redemption date.

If a change in control occurs on or prior to July 5, 2010, under certain circumstances, holders of the debentures will receive a make whole premium on debentures tendered for repurchase and for debentures converted in connection with a change in control. The amount of the make whole premium will be based on the price paid per share of Chiron common stock in a transaction constituting a change in control and is payable in Chiron common stock. Chiron expects that this event will occur as a result of its anticipated merger with Novartis.

Bond issuance costs in connection with the issuance of the debentures amounted to approximately $8.4 million and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over six years, which represents the period from the issue date to the earliest put date. Bond issuance costs are recorded in “Other intangible assets, net” in the Consolidated Balance Sheets at December 31, 2005 and 2004.

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 13—Debt Obligations (Continued)

On or after August 5, 2008, Chiron may redeem for cash all or part of the debentures at a redemption price of principal plus accrued and unpaid interest. All such payments shall be made in the form of cash.

If Chiron undergoes certain change in control transactions, the holders of the debentures have the option to require Chiron to repurchase all or part of the debentures. The repurchase price will be equal to the principal and accrued and unpaid interest. Payments for repurchases shall be made in the form of cash. Chiron expects that this event will occur as a result of its anticipated merger with Novartis.

Bond issuance costs amounted to approximately $10.9 million and are being amortized to interest expense on a straight-line basis, which approximated the effective interest method, over five years, which represents the period from the issue date to the earliest redemption date. These bond issuance costs are recorded in “Other intangible assets, net” in the Consolidated Balance Sheets at December 31, 2005 and 2004.

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

On June 12, 2004, certain LYONs holders, at their option, tendered $649.9 million in aggregate principal amount at maturity for purchase by Chiron. The purchase price for the LYONs was $584.31 in cash per $1,000 in principal amount at maturity. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. At December 31, 2005, there remains outstanding $80.1 million in aggregate principal amount at maturity and an accreted balance of $48.3 million for the LYONs.

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 13—Debt Obligations (Continued)

The purchase prices would increase for any accrued original issue discount thereon. If the holders require Chiron to purchase all, or a portion, of the LYONs, Chiron may choose to pay the purchase price in cash, Chiron common shares, or any combination of the two. Since, at the option of the holder, Chiron may be required to purchase all, or a portion, of the remaining LYONs on June 12, 2006, and Chiron’s intent is to settle the purchase price in cash, the accreted balance of $48.3 million for the LYONs is included in the current portion of long-term debt in the Consolidated Balance Sheet at December 31, 2005.

Holders may convert the LYONs at any time on or before the maturity date. For each LYONs converted, the holder will receive 7.1613 shares of Chiron common stock. Any accrued original discount and unpaid contingent cash interest are ineligible for conversion.

Upon a change in control of Chiron occurring on or before June 12, 2006, each holder may require Chiron to purchase all or a portion of such holder’s LYONs for cash at a price equal to 100% of the issue price for such LYONs plus any accrued original issue discount to the date of purchase. The change in control definition allows Novartis to acquire beneficial ownership of up to 79.9% of Chiron’s common stock without triggering a change in control for purposes of the LYONs. Chiron expects that this event will occur as a result of its anticipated merger with Novartis.

Chiron may redeem all or a portion of the LYONs for cash at any time after June 12, 2006, at specified redemption prices.

The original bond issuance costs of approximately $10.0 million were fully amortized as of December 31, 2005.

Other Notes Payable

Chiron has various other notes payable, which consist primarily of various agreements with a governmental body in Italy for which Chiron may borrow up to 8.6 million Euros ($10.2 million at December 31, 2005) for research purposes. Under these facilities, Chiron has an outstanding balance of 5.9 million Euros ($7.0 million) as of December 31, 2005 with interest rates that range from 2% to 6% and maturities that range from 2006 to 2013. Future maturities of other notes payable are as follows: 2006-$1.1 million; 2007-$1.0 million; 2008-$1.3 million; 2009-$1.3 million; 2010-$0.9 million and $1.4 million thereafter.

During 2004, Chiron repaid $2.9 million of other notes payable that were collateralized by land and building of a facility that was sold in 2004.

Short-Term Borrowings

The $100.0 million revolving, committed, uncollateralized credit facility with a major financial institution expired in February 2006 and was not renewed at Chiron’s election. This facility had been guaranteed by Novartis AG under a November 1994 Investment Agreement. There were no borrowings outstanding under this credit facility at December 31, 2005 and 2004. In July 2003, Chiron entered into a new six-year lease to rent a research and development facility in Emeryville, California. Under provisions

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 13—Debt Obligations (Continued)

of the November 1994 Investment Agreement, Novartis AG guaranteed payments on this lease commitment to a maximum of $175.0 million.

Under the terms of the Investment Agreement, Novartis agreed to guarantee certain Chiron obligations under revolving credit facilities through January 1, 2008, the date on which the guarantee will expire. The principal amount of indebtedness under the guaranteed credit facilities outstanding at any one time may not exceed a specified cap. That cap was $402.5 million. In November 1996, Chiron and Novartis agreed that Chiron could increase the maximum borrowing amount under the guaranteed credit facilities by up to $300.0 million, for a maximum borrowing amount under the cap of $702.5 million. In exchange for this increase, the amount of Chiron’s common stock required to be purchased by a Novartis affiliate, at Chiron’s request, under the Subscription Agreement, would be reduced by an equal amount. The maximum amount Novartis is required to guarantee pursuant to the terms of the Investment Agreement has been reduced by $109.8 million following an election by Chiron in December 2005, to exercise its subscription rights under the Investment Agreement, decreasing the cap to $592.7 million.  Chiron also agreed to enter into a separate agreement with Novartis for each obligation guaranteed by Novartis under which Chiron agrees to reimburse Novartis for any payments made or out-of-pocket expenses incurred by Novartis in connection with the guarantee (each, a “Reimbursement Agreement”). Chiron’s obligations under the Reimbursement Agreements are, at the request of Novartis, to be fully secured by collateral (which means guaranteed by assets pledged by Chiron) acceptable to Novartis. As discussed above, through February 2006, Novartis guaranteed a $100.0 million U.S. credit facility for Chiron’s benefit for which there were no borrowings outstanding at December 31, 2005 and $173.3 million of Chiron’s capital lease commitments. The U.S. credit facility has since expired and at Chiron’s election was not renewed and is thus no longer guaranteed by Novartis. As a result of these guarantees and the conversion of $9.8 million of bonds in 2000 into shares of Chiron common stock, there remains approximately $417.7 million of the guarantee available following the exercise of its subscription rights and its subsequent election to increase the amount Novartis may be required to guarantee to the maximum borrowing amount.

Chiron also has various credit facilities available outside the U.S. There were no outstanding borrowings under these facilities at December 31, 2005 and 2004. One facility is maintained for our 51%-owned Indian subsidiary, and allows for total borrowings of 200 million Indian Rupees ($4.4 million at December 31, 2005). There were no outstanding borrowings under this facility at December 31, 2005 and 2004.

Note 14—Commitments and Contingencies

Influenza virus vaccines

In October 2004, the U.K. regulatory body, the Medicines and Healthcare products Regulatory Agency, or MHRA, suspended Chiron’s license to manufacture FLUVIRIN® at Chiron’s Liverpool, U.K. facility. As a result of the suspension of Chiron’s license, Chiron did not release any FLUVIRIN® vaccine during the 2004-2005 influenza season. On March 2, 2005, the MHRA notified Chiron that it had lifted the license suspension, giving Chiron clearance to initiate full production of FLUVIRIN® vaccine, conditioned on the understanding that Chiron’s commitment to its remediation plan will continue and will be subject to further inspections by the MHRA. On October 17, 2005 Chiron initiated delivery and release of FLUVIRIN® vaccine to customers in the United States for the 2005-2006 influenza season. As of such

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 14—Commitments and Contingencies (Continued)

time, Chiron had received all necessary approvals from the U.S. Food and Drug Administration (FDA) and MHRA to start supplying FLUVIRIN® vaccine to the U.S. market.

Chiron received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York in October 2004 requesting production of certain documents relating to FLUVIRIN® vaccine and the suspension by the MHRA of Chiron’s license. In February 2005, after having previously commenced an informal inquiry, the Securities and Exchange Commission, or SEC, notified Chiron that it would commence a formal investigation into whether Chiron or its employees violated any federal securities laws in connection with these developments regarding FLUVIRIN® vaccine, and Chiron subsequently received subpoenas from the SEC requesting production of certain documents relating to its Liverpool facility and FLUVIRIN® vaccine. In February 2006, the SEC notified Chiron that it had decided to terminate its investigation, and that no enforcement action had been recommended against Chiron. Chiron also received a voluntary request for information from the United States House of Representatives, Energy and Commerce Committee, Subcommittee on Oversight and Investigations requesting production of certain documents. Numerous documents have been collected and produced in response to these requests, and several witnesses have been interviewed by the U.S. Attorney’s Office, the SEC staff and Congressional staff. Additional investigations regarding these matters may arise.

In addition, Chiron and certain of its officers and directors have also been named as defendants in several putative shareholder class action and derivative lawsuits alleging various claims arising out of or relating to these developments regarding FLUVIRIN® vaccine. Certain distributors and other parties with whom Chiron had contracted to supply FLUVIRIN® vaccine are considering or have communicated claims against Chiron as a result of Chiron’s inability to supply FLUVIRIN® vaccine, and additional parties may do so in the future. On January 27, 2005, the U.S. Centers for Disease Control and Prevention, or CDC, terminated its contracts with Chiron for the supply of FLUVIRIN® vaccine for default on the basis of Chiron’s failure to supply such vaccine to the U.S. government for the 2004-2005 influenza season. The CDC has reserved the right to hold Chiron liable for any excess costs it may have incurred in replacing any FLUVIRIN® vaccine that Chiron failed to deliver and further has reserved all other remedies provided under the contract. It is not possible to predict whether any of these claims will be pursued and, if so, whether those claims will be upheld. Investigations, litigation and disputes have caused Chiron to incur substantial expense and have required significant time and attention from Chiron’s management and will continue to do so in the future and could result in civil action and/or criminal proceedings against Chiron. The results of any such investigations, proceedings or disputes could have a material adverse effect on Chiron’s consolidated financial position and results of operations and/or cash flow.

Although the MHRA has lifted its suspension of Chiron’s license to manufacture FLUVIRIN® vaccine, Chiron expects to incur additional expenses in connection with ongoing FLUVIRIN® vaccine matters, which could be material, including in connection with (1) Chiron’s continuing remediation efforts at its Liverpool facility; and (2) responding to private lawsuits and other claims and investigations that exist or may arise.

BEGRIVAC™ vaccine is manufactured at Chiron’s facility in Marburg, Germany. In July 2005, Chiron reported that it would be unable to supply any BEGRIVAC™ vaccine doses for the 2005-2006 influenza season due to a product sterility issue and wrote off its existing product inventory resulting in charges of $18.0 million to cost of sales for 2005. Investigation of the product sterility issue has been

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 14—Commitments and Contingencies (Continued)

completed and implementation of remedial measures and facility modifications is underway. Chiron’s inability to supply BEGRIVAC™ vaccine as planned to non-U.S. markets for the 2005-2006 influenza season or, if remedial efforts are delayed or not successful, future seasons could have a material adverse affect on its business and results of operations. In addition, it is possible that distributors and other parties with whom Chiron had contracted to supply influenza vaccine may make claims against Chiron as a result of Chiron not supplying influenza vaccine. Any such claims may cause Chiron to incur substantial expense and require significant time and attention from Chiron’s management. The results of any such claims could have a material adverse effect on Chiron’s consolidated financial position and results of operations and/or cash flow.

Capital Commitments

In 2003, Chiron’s Board of Directors approved $50.7 million in expenditures for a 25-year building lease and $42.2 million for capital improvements, both of which are part of a $97.0 million project for expansion and replacement of Chiron’s influenza vaccines primary manufacturing facility in Liverpool, United Kingdom. The new manufacturing facility will replace a portion of the existing influenza vaccines manufacturing facilities in Liverpool, United Kingdom and is anticipated to be available in 2009 for the manufacture of influenza vaccines, subject to regulatory approval. In December 2003, Chiron entered into a 25-year lease for the building. As of December 31, 2005, Chiron has incurred $23.0 million for the capital improvements portion of the project.

In April 2001, Chiron, Rhein Biotech N.V. (now part of Berna Biotech) and GreenCross Vaccine Corporation entered into a collaboration to research and develop certain pediatric combination vaccine products for sale outside of Europe and North America. The collaboration agreement requires capital commitments from Chiron, Berna Biotech and Green Cross Vaccine. Chiron’s commitment is approximately 34.6 million Euro ($41.0 million at December 31, 2005) for the expansion of Chiron’s Italian manufacturing facilities, of which Chiron had incurred costs of 33.9 million Euro ($40.2 million), as of December 31, 2005. This agreement began in the fourth quarter 2001 and is expected to continue through 2006.

Chiron had various other firm purchase and capital project commitments totaling approximately $43.9 million at December 31, 2005.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 14—Commitments and Contingencies (Continued)

Operating Leases

Chiron leases laboratory, office and manufacturing facilities, land and equipment under noncancelable operating leases, which expire through 2015. Rent expense, net of sublease income, from continuing operations was $40.2 million, $41.1 million and $37.7 million in 2005, 2004 and 2003, respectively. Future minimum lease payments under these leases, net of future minimum payments to be received under subleases, are as follows:

(In millions)
2006	$32.2
2007	27.5
2008	23.6
2009	18.9
2010	17.4
Thereafter	81.2

There were no rentals to be received under noncancelable subleases as of December 31, 2005.

Capital Lease

In July 2003, Chiron entered into a new six-year lease to rent a research and development facility in Emeryville, California (R&D Property) following the expiration of the existing lease accounted for as an operating lease. Chiron accounted for this new lease as a capital lease and, as a result, recorded the leased asset and the corresponding liability of $157.5 million on its balance sheet. This amount represents the present value of minimum lease payments, including the residual value guarantee. The lease provides a $156.0 million residual value guarantee from Chiron to the lessors in the event fair value of the R&D Property declines below the total investment of $173.3 million made by the lessors in the R&D Property. Consequently, Chiron’s maximum payment obligation is $156.0 million upon termination of the lease on or before July 1, 2009. When the lease agreement includes a residual value guarantee, Chiron uses the following method to estimate amortization of the leased asset. First Chiron determines the amount that may become payable to the lessor at the end of the lease term due to a decline in the estimated fair value of the leased asset below the lessor’s total investment of $173.3 million. The leased asset is then amortized using a straight-line method to an amount such that the capital lease liability, net of the book value of the amortized leased asset at the end of the lease term equals the amount payable to the lessor. Chiron estimated the fair value of the R&D Property at the end of the lease term will be approximately $168.9 million. The fair value at the end of the lease term was estimated using the cost approach in which appraised value at lease inception is modified by estimates for building cost appreciation and building component depreciation through the six-year lease term.

This valuation requires significant estimates and assumptions. Chiron believes the fair value assigned is based on reasonable assumptions. Aggregate amortization of the leased asset over the term of the lease is estimated to be approximately $6.0 million. For the years ended December 31, 2005, 2004 and 2003, $1.0 million, $1.0 million and $0.5 million, respectively, were recorded as amortization expense for the capital lease.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 14—Commitments and Contingencies (Continued)

At the inception of the lease, the future minimum lease payments, exclusive of a residual value guarantee, are approximately $15.7 million over the lease term. The lease payments represent variable-rate interest payments indexed to a three-month London interbank offered rate plus 40 basis points. On or before July 1, 2009, Chiron can choose to either purchase the facility from the lessors or sell the facility to a third party. This option accelerates if Chiron defaults on its lease payments or in the event of other defined events. If Chiron chooses to purchase the facility from the lessors the specified purchase consideration under the lease agreement is $173.3 million. Novartis has guaranteed (under provisions of the Investment Agreement) payments on this lease commitment, including payment of the residual value guarantee, to a maximum of $175.0 million.

Property, plant and equipment includes the following amounts for assets subject to capital leases:

	2005	2004
	(In thousands)
Buildings	$157,500	$157,500
Less accumulated depreciation	(2,500)	(1,500)
	$155,000	$156,000

Future minimum lease payments and residual value guarantee under the capital lease obligations are as follows:

(In thousands)
2006	$2,624
2007	2,624
2008	2,624
2009	157,922
Total minimum lease payments and residual value guarantee	165,794
Amounts representing interest	(8,885)
Present value of net minimum lease payment and residual value Guarantee	$156,909

The above capital lease obligations have been reflected in the accompanying consolidated Balance Sheets as follows:

	2005	2004
	(In thousands)
Current portion of capital lease	$248	$246
Long-term portion of capital lease	156,661	156,952
	$156,909	$157,198

Cetus Healthcare Limited Partnerships

In 1987 and 1990, Cetus and its affiliate, EuroCetus International N.V., exercised their options to repurchase all of the limited partnership interests in Cetus Healthcare Limited Partnership and Cetus Healthcare Limited Partnership II. Under the Cetus Healthcare Limited Partnership purchase

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 14—Commitments and Contingencies (Continued)

agreements, which expired on December 31, 2001, Chiron was obligated to pay royalties on sales of certain therapeutic products in the U.S. and certain diagnostic products worldwide, as well as a portion of license, distribution or other fees with respect to such products, to the former limited partners of Cetus Healthcare Limited Partnership. Under the Cetus Healthcare Limited Partnership II purchase agreements, which expired on December 31, 2005, Chiron was obligated to pay royalties and a portion of other income with respect to sales of certain products in Europe to the former limited partners of Cetus Healthcare Limited Partnership II. Under these partnerships, Chiron paid royalties of $3.1 million, $3.0 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Commitments and Contingencies

In March 2004, Chiron entered into a worldwide, exclusive, multi-product, collaborative arrangement with XOMA Ltd. for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the arrangement, the parties agreed to jointly research, develop, and commercialize multiple antibody product candidates. Under the arrangement, the parties agreed to share development and commercialization expenses, including preclinical and clinical development, manufacturing and worldwide marketing costs, as well as revenues, generally on a 70-30 basis, with Chiron’s share being 70% and XOMA’s share being 30%. Chiron agreed to make an initial payment of $10.0 million, which was paid as of December 31, 2004, and to make a loan facility of up to $50.0 million available to XOMA, starting on January 1, 2005 to fund 75% of XOMA’s share of development expenses. Under this arrangement, Chiron made $12.1 million in loan advances to XOMA as of December 31, 2005. Interest payable by XOMA is due when the principal is due and is additive to the $50.0 million available principal. Interest payable of $0.3 million was added to the outstanding balance as of December 31, 2005. The loan advances are recorded at their fair value based upon an interest rate for a similar loan facility from a bank to a similar counterparty. The recorded amount will be accreted to full face value over the life of the outstanding facility based on the effective interest method. At December 31, 2005, $7.1 million was recorded as “Non-current notes receivable” in the Consolidated Balance Sheet for these loan advances.

Effective June 2003, Chiron and SynCo B.V., a related party, executed a seven and a half-year contract manufacturing agreement. Under this agreement, SynCo agreed to provide services related to the production of certain of Chiron’s vaccine products for the European and U.S. markets commencing in 2004. Chiron has a firm binding order for products to be delivered by SynCo in 2006 under this agreement. Chiron’s minimum purchase obligation under this agreement, which depends on the quantities purchased by Chiron in years 2007 through 2010, inflation and movement in the Euro to U.S. Dollar exchange rate, is expected to be approximately $20.5 million over the remaining term of the agreement.

Effective February 2003, Chiron and Baxter Pharmaceutical Solutions LLC executed an eight-year manufacturing and supply agreement. Under this agreement, Baxter agreed to perform certain manufacturing procedures and supply Chiron with a key component for a certain biopharmaceutical product. Chiron has certain minimum purchase obligations under this agreement and is required to pay the difference, if any, between the actual quantity purchased and the minimum purchase obligation. Chiron can terminate this agreement after the third year with eighteen month’s notice. At December 31, 2005, Chiron’s minimum purchase obligation under this agreement over the next eighteen months is expected to be $17.5 million.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 14—Commitments and Contingencies (Continued)

In connection with the production of Chiron’s influenza vaccine products, Chiron must purchase large quantities of incubated fertile chicken eggs. Currently, for FLUVIRIN® influenza vaccine, Chiron purchases those eggs and incubation services from a single supplier in the United Kingdom and, pursuant to the contract with that supplier, Chiron has agreed to make specified purchases of 10.6 million British Pounds ($18.3 million at December 31, 2005) each year from that supplier through 2012, subject to Chiron’s right to terminate this agreement earlier upon payment of a termination fee. To ensure that the incubation of the eggs is the appropriate standard for vaccine manufacturing, Chiron acquired assets of the primary incubation facility from the egg supplier in December 2005.

In August 2003, Chiron entered into a $2.5 million revolving credit agreement with Nektar Therapeutics to support the financing of equipment, facility improvements and other capital expenditures related to the manufacture of clinical supplies in support of a program to develop a dry powder formulation of TOBI® tobramycin. Each advance made under this revolving line of credit matures on the sixth anniversary of the initial advance. As of December 31, 2005, Nektar Therapeutics has not drawn from the revolving line of credit.

Effective October 2002, Chiron and Medical Associates Network, Inc., Medimop Medical Projects, Ltd. and Medimop Medical Projects North, Ltd. (referred to as Med Parties in this section) executed a five-year supply agreement. Under this agreement, the Med Parties agreed to provide Chiron with a presentation device for certain pharmaceutical products. Chiron agreed to fund the Med Parties up to $1.5 million through 2003 to acquire the tools and equipment to manufacture the presentation device, of which Chiron has paid $1.5 million as of December 31, 2005. In addition, under this agreement, Chiron has minimum purchase requirements. Chiron’s minimum purchase obligation for the next two years is approximately $11.9 million. Chiron can terminate the agreement subject to twelve month’s notification. If Chiron does not terminate the agreement by December 31, 2007, the agreement will be automatically renewed for an additional twelve months.

Effective June 2002, Chiron and VWR International, Inc. executed a seven-year managed services agreement. Under this agreement, VWR agreed to provide Chiron with purchasing and delivery services. Effective June 2005, Chiron amended this agreement for a new term through 2012. Chiron can terminate this agreement at any time with six month’s notice. If Chiron does not terminate this agreement, payments to VWR are expected to be approximately $6.5 million, of which approximately $0.5 million was paid in 2005. Under the amendment, Chiron has the option to renew the agreement for an additional three years at the end of the new termination date in 2012.

In 2003, Chiron became a limited partner of Burrill Life Sciences Capital Fund, L.P. Chiron agreed to pay $10.0 million over six years, of which $4.7 million has been paid through December 31, 2005 for a 5.14% ownership. In 2003, Chiron became a limited partner of Forward Venture V, L.P. Chiron agreed to pay $5.0 million over five years, of which $0.6 million has been paid through December 31, 2005, for a 3.45% ownership. In 2002, Chiron became a limited partner of TPG Biotechnology Partners, L.P. Chiron agreed to pay $5.0 million over ten years, of which $2.8 million has been paid through December 31, 2005, for a 2.83% ownership. In 2001, Chiron became a limited partner of Forward Venture IV, L.P. Chiron agreed to pay $15.0 million over ten years, of which $13.1 million has been paid through December 31, 2005, for a 6.35% ownership. In 2000, Chiron became a limited partner of Burrill Biotechnology Capital Fund, L.P.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 14—Commitments and Contingencies (Continued)

Chiron agreed to pay $25.0 million over five years, of which $21.7 million has been paid through December 31, 2005, for a 23.26% ownership.

In 2003, Chiron also entered into a four-year Communication Services Agreement with Infonet USA Corporation. The contract requires a minimum monthly payment of $0.1 million and Chiron’s commitment at December 31, 2005 totaled $2.1 million.

Effective August 1, 2003, Chiron and IBM Corporation amended and restated the previous ten-year information technology services agreement which was effective on July 1, 1998. Under this revised agreement, IBM agreed to provide Chiron with a full range of information services until March 31, 2010. Chiron can now terminate this agreement, subject to certain termination charges. At December 31, 2005, minimum future payments to IBM are expected to be approximately $39.6 million. Payments to IBM are subject to adjustment depending upon the levels of services and infrastructure equipment provided by IBM, as well as inflation.

At December 31, 2005 Chiron had $14.8 million committed under letters of credit, which are required by German law, related to ongoing legal proceedings in Germany. Chiron also had various performance bonds and insurance-related letters of credit in the amount of $21.3 million available at December 31, 2005. There are no amounts outstanding under these letters of credit at December 31, 2005.

Chiron had noncancelable purchase orders for ongoing operations of $74.2 million at December 31, 2005.

Chiron has various commitments and contingencies associated with research and development arrangements with other pharmaceutical and biotechnology companies (Note 9).

Chiron is self-insured up to specific levels for certain liabilities. Chiron’s self-insurance liability at December 31, 2005, for general liability coverage does not reflect incurred but not reported claims or claims for unknown occurrence, as the amount of this accrual cannot be reasonably estimated at December 31, 2005.

Chiron is subject to indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions Chiron generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Chiron’s activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Chiron could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, Chiron has no liabilities recorded for these agreements as of December 31, 2005. Chiron has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 14—Commitments and Contingencies (Continued)

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

Note 15—Stockholders’ Equity

Stock Compensation Plan

The Chiron 2004 Stock Compensation Plan, as amended and restated on February 13, 2004 (“Plan”), formerly the Chiron 1991 Stock Option Plan, offers incentives and rewards, in the form of options, stock issuances, restricted shares, share rights, share units, stock appreciation rights (collectively, “awards”) and purchase rights to purchase shares of Chiron common stock at periodic intervals through a purchase program. The Plan Administrator determines the terms of the awards (including the vesting and the purchase price (if any) to be paid for shares acquired under the awards).

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

Prior to 2004, we granted stock options under the Plan to certain executives pursuant to the Executive Long-Term Incentive Program, which vest upon the earlier of completion of seven years of service or the achievement of specified performance objectives as established by the Compensation Committee of the Board of Directors. The Compensation Committee awarded 800,000, such stock options (which are included in the below tables) in 2003. No stock options were awarded in 2005 and 2004 pursuant to the Executive Long-Term Incentive Program. At December 31, 2005 and 2004, 893,400 stock options were exercisable under the Executive Long-Term Incentive Program. At December 31, 2003, 380,200 stock options were exercisable under the Executive Long-Term Incentive Program. Because they are granted with an exercise price equal to fair market value, Chiron does not record compensation expense related to these stock options.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 15—Stockholders’ Equity (Continued)

During 2005 and 2004, certain executives received performance based share rights awards. These share rights awards entitle the participant to receive shares upon the attainment of certain pre-established performance goals as established by the Compensation Committee of the Board of Directors. In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion No. 25), compensation expense related to these awards is based on the extent to which the performance criteria are met. No such expense was recognized in 2005 or 2004. There were 151,000 and 122,000 performance based share rights awards granted in 2005 and 2004, respectively; no shares were issued in 2005 or 2004 under such awards.

In 2005, the Compensation Committee awarded certain key individuals an aggregate of 402,175 share rights that vest over four years of service, and also awarded 42,975 share rights to non-employee directors that were fully vested at the time of grant and issuable following the cessation of their service on the Board. In 2004, the Compensation Committee awarded certain key individuals an aggregate of 340,424 share rights that vest over four years of service, and also awarded 30,474 share rights to non-employee directors that were fully vested at the time of grant and issuable following the cessation of their service on the Board. In 2003, the Compensation Committee awarded certain key individuals an aggregate of 188,450 share rights that vest over four years, and also awarded 33,190 share rights to non-employee directors that were fully vested at the time of grant and issuable following the cessation of their service on the Board. The intrinsic value of the share rights is recognized ratably over the related vesting periods. In 2005, 2004 and 2003, Chiron recognized $6.3 million, $7.6 million and $7.4 million of compensation expense, related to these share rights, respectively.

In May 2004, the stockholders approved the incorporation of the 1997 Employee Stock Purchase Program into the Plan. Pursuant to this program, eligible employees may purchase shares of Chiron common stock over a 3-month offering period through payroll deductions. At the end of each quarter, funds deducted from participating employees’ salaries are used to purchase common stock at 90% of the fair market value per share on the quarterly purchase date. Prior to April 1, 2005, the purchase price was 85% of the lower of market value at the quarterly purchase date or the employees’ date of participation in the offering period. Purchases of shares made under the program (including purchases under the 1997 Employee Stock Purchase Plan prior to its incorporation into the Plan) were 0.3 million, 0.4 million and 0.3 million in 2005, 2004 and 2003, respectively. Up to 6.4 million shares may be issued under the Purchase Program.

At December 31, 2005, 79.2 million shares of Chiron’s common stock have been reserved for issuance over the term of the Plan and 16.7 million shares were available for future awards under the Plan.

The aggregate number of shares of Chiron’s common stock that may be issued under the Plan will be increased on the first trading day of January of each fiscal year (beginning in 2004) by the lesser of 1.0% of the number of Chiron common equivalent shares outstanding as of the last day of the preceding fiscal year or 3.0 million shares.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 15—Stockholders’ Equity (Continued)

A summary of stock option and share right activity is as follows:

	2005	2004	2003
Outstanding options and share rights at January 1,	27,257,292	27,145,205	25,985,907
Granted	6,506,090	6,234,969	7,236,493
Forfeited	(3,457,968)	(3,858,974)	(1,710,648)
Exercised	(2,529,783)	(2,263,908)	(4,366,547)
Outstanding options and share rights at December 31,	27,775,631	27,257,292	27,145,205
Options exercisable at December 31,	15,434,082	14,953,563	12,913,430
Weighted average exercise price of:
Outstanding options at December 31,	$39.87	$40.85	$39.56
Options granted	$32.25	$42.08	$43.11
Options forfeited	$43.61	$43.78	$43.66
Options exercised	$25.96	$23.74	$27.68
Weighted-average grant-date fair value of options granted during the year calculated pursuant to SFAS No. 123	$9.53	$19.35	$24.47
Weighted-average grant-date fair value of share rights granted during the year calculated pursuant to SFAS No. 123	$34.09	$45.29	$44.20

The weighted-average grant-date fair value of each option and share right grant was estimated using the Black-Scholes-Merton formula. In 2005, in anticipation of adopting SFAS 123(R) on January 1, 2006, Chiron evaluated the variables used in the Black-Scholes-Merton formula and as a result, adjusted its computation of expected life to be more representative of actual future exercising patterns and adjusted its computation of volatility to be more representative of future expected volatility. The weighted average assumptions used in the model were as follows: expected volatility of 27%, 43% and 61% for 2005, 2004 and 2003, respectively; risk-free interest rates of 4.1%, 3.6% and 3.3% for 2005, 2004 and 2003, respectively; and an average expected life of 4 years for 2005, 5 years for 2004 and 6 years for 2003. No dividends were factored into the calculation in 2005, 2004 or 2003.

The following table summarizes information concerning options and share rights at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Less than $38	11,048,620	7.30	$30.29	3,808,497	$28.97
$38 to $42	4,896,912	7.76	40.72	2,643,585	40.01
$42 to $47	5,763,895	6.07	45.03	4,699,229	45.21
$47 to $57	6,066,204	6.72	51.73	4,282,771	51.99
	27,775,631	7.00	39.87	15,434,082	42.20

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 15—Stockholders’ Equity (Continued)

Purchase rights granted under the Purchase Program are not included in the table above. The weighted-average grant-date fair value of these purchase rights was estimated using the Black-Scholes Merton formula and the following assumptions: expected volatility of 24%, 32% and 23% for 2005, 2004 and 2003, respectively; risk-free interest rates of 4.4%, 2.8% and 1.3% for 2005, 2004 and 2003, respectively; and an average expected life of one year for 2005, 2004 and 2003. No dividends were factored into the calculation in 2005, 2004 and 2003, respectively. The weighted-average fair value of the purchase rights granted were $7.98, $11.00 and $11.18 per share in 2005, 2004 and 2003, respectively.

Put Options

In January 2001, Chiron initiated a put option program. Under this program, Chiron entered into contracts with third parties to sell put options on Chiron stock, entitling the holders to sell to Chiron a specified number of shares at a specified price per share on a specified date. In connection with the sales, Chiron collected premiums, which were recorded in “Additional paid-in capital” in the Consolidated Balance Sheets. For the year ended December 31, 2003, Chiron recorded a premium of $2.1 million for contracts which expired, and purchased 0.2 million shares in connection with the put option program. As of December 31, 2005 and 2004, Chiron had no outstanding put options.

Stock Repurchase Program

Since 2001, Chiron’s Board of Directors has authorized the repurchase of Chiron common stock on the open market to offset the dilution associated with the operation of the stock option and employee stock purchase programs and the granting of share rights. On December 5, 2003, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2004. Through December 31, 2004, Chiron made purchases of 2.9 million shares. On March 10, 2005, the Board of Directors authorized Chiron to repurchase 5.0 million shares of Chiron common stock through December 31, 2005. There were no share repurchases in 2005.

Note 16—Other Employee Benefit Plans

Retirement Savings Plans

Chiron sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 25% of their eligible compensation up to the annual Internal Revenue Service contribution limits. Chiron also sponsors various defined-contribution savings plans covering its full-time non-U.S. employees including defined-contribution plans associated with the acquisition of PowderJect (Note 5). In addition, Chiron maintains a Supplemental Executive Retirement Plan that is closed to new employees and is grandfathered under IRC 409A. Chiron also sponsors a Supplemental Retirement Program, which allows certain levels of U.S. executives to defer up to 25% of their eligible compensation. These executives may also defer an additional 100% of their annual bonuses. Chiron matched employee contributions according to specified formulas and contributed $12.6 million, $10.7 million, and $9.3 million in 2005, 2004 and 2003, respectively, related to these plans.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 16—Other Employee Benefit Plans (Continued)

Pension Plan

Chiron has a non-contributory retirement program covering substantially all employees of its wholly-owned German subsidiary. The benefits for this program are based primarily on years of service and employee compensation. The program is a defined-benefit pension plan and is not externally funded.

The components of net periodic pension costs were as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)
Service cost	$828	$571	$404
Interest cost	914	749	717
Termination benefits	—	—	31
Recognized actuarial loss	201	135	45
	$1,943	$1,455	$1,197

The measurement dates for the plan obligation were December 31, 2005, 2004 and 2003. The change in the projected benefit obligation, reconciliation of funded status and weighted average assumptions were as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$18,720	$14,425	$12,310
Service cost	828	571	404
Interest cost	914	749	717
Benefits paid	(548)	(447)	(380)
Actuarial (gain) loss	1,419	1,573	(742)
Transfer	—	—	(563)
Other	594	311	286
Foreign currency translation	(2,602)	1,538	2,393
Projected benefit obligation at end of year	$19,325	$18,720	$14,425
Reconciliation of funded status:
Funded status	$(19,325)	$(18,720)	$(14,425)
Unrecognized actuarial loss	4,509	3,837	2,092
Unrecognized prior service cost	(8,397)	(4,455)	(2,952)
Net amount recognized	$(23,213)	$(19,338)	$(15,285)
Weighted average assumptions:
Discount rate	4.25%	5.25%	5.00%
Rate of compensation increase	2.25%	2.50%	2.75%

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 16—Other Employee Benefit Plans (Continued)

The amounts recognized in the Consolidated Balance Sheets were as follows at December 31:

	2005	2004	2003
	(In thousands)
Accrued pension cost	$14,816	$14,883	$12,333
Accumulated other comprehensive income	8,397	4,455	2,952
	$23,213	$19,338	$15,285

The accumulated benefit obligation was $22.4 million and $18.3 million at December 31, 2005 and 2004, respectively.

Contributions

Chiron expects to contribute $4.5 million to this pension plan in 2006.

Estimated Future Benefit Payments

Estimated Future Benefit Payments at December 31, 2005
(In thousands)
2006	$511
2007	586
2008	633
2009	691
2010	764
2011-2015	4,985

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

The components of net periodic pension costs for these defined benefit plans are as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)
Service cost	$1,893	$1,896	$903
Interest cost	1,438	1,396	606
Expected return on plan assets	(1,258)	(1,090)	(422)
Recognized actuarial loss	—	—	191
	$2,073	$2,202	$1,278

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 16—Other Employee Benefit Plans (Continued)

The measurement dates for the plan assets and the plan obligation were December 31, 2005, 2004 and 2003. The change in the projected benefit obligations, change in the fair value of plan assets, reconciliation of funded status and weighted average assumptions of these defined benefit plans are as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$27,617	$28,683	$22,685
Service cost	1,893	1,896	903
Interest cost	1,438	1,396	606
Benefits paid	(178)	(158)	(60)
Actuarial loss	8,447	574	1,339
Other	—	—	1,012
Divestiture(1)	—	(6,649)	—
Foreign currency translation	(3,337)	1,875	2,198
Projected benefit obligation at end of year	$35,880	$27,617	$28,683
Change in the fair value of plan assets:
Fair Value of plan assets at beginning of period	$17,165	$15,162	$10,679
Actual return on plan assets	3,857	1,516	1,501
Employee contributions	373	370	171
Employer contributions	1,296	1,367	754
Other	—	—	976
Benefits paid	(178)	(178)	(31)
Divestiture(1)	—	(2,216)	—
Foreign currency translation	(1,977)	1,144	1,112
	$20,536	$17,165	$15,162
Reconciliation of funded status:
Funded status	$(15,344)	$(10,452)	$(13,521)
Unrecognized actuarial loss	6,755	638	8,636
Net amount recognized	$(8,589)	$(9,814)	$(4,885)
Weighted average assumptions:
Discount rate	4.80%	5.30%	5.25%-5.40%
Rate of compensation increase	4.30%	4.30%	3.00%
Expected long-term rate of return on plan assets	6.76%	7.38%	7.00%-7.75%

(1)          In 2004, Chiron divested certain research operations in Sweden, which included the associated pension plan (Note 5). The remaining benefit plan is associated with operations in the United Kingdom.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 16—Other Employee Benefit Plans (Continued)

The amounts recognized in the Consolidated Balance Sheets for these benefit plans were as follows at December 31:

	2005	2004	2003
	(In thousands)
Accrued pension cost	$8,589	$9,814	$4,885
Accumulated other comprehensive income	—	—	—
	$8,589	$9,814	$4,885

The accumulated benefit obligation was $28.8 million and $22.7 million at December 31, 2005 and 2004, respectively.

Plan Assets

	Plan Assets at December 31,
	2005	2004	2003
	(In thousands)
Asset Category
Equity securities	$18,208	$16,255	$12,823
Debt securities	2,183	695	89
Other	145	215	2,250
Total	$20,536	$17,165	$15,162

The trustees’ basic strategy is to invest new contribution income in fixed interest securities in order to gradually increase the proportion of fixed interest assets held and reduce the proportion of equities.

The long-term rate of return is based on a weighted average of the expected returns on the individual asset classes.

Contributions

Chiron expects to contribute $3.3 million to this pension plan in 2006.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 16—Other Employee Benefit Plans (Continued)

Estimated Future Benefit Payments

Estimated Future Benefit Payments at December 31, 2005
(In thousands)
2006	$109
2007	167
2008	311
2009	521
2010	599
2011-2015	2,613

Post Employment Benefits Other Than to Retirees

In December 2003, the Board of Directors approved an executive severance plan for its U.S. based executive officers, excluding the Chairman, Chief Executive Officer and certain other executives with employment agreements. The plan provides a single level of coverage for all executives who, as a result of workforce reduction or job elimination, lose their positions with Chiron. The severance benefit is equivalent to 6 weeks salary and target bonus per year of service with a minimum payment of 26 weeks and maximum payment of 104 weeks severance, plus various insurance coverage.

In February 2001, the Board of Directors approved a change in control severance plan for its U.S. based executive officers. The plan provides for three levels of coverage: Tier 1 is applicable to the Chief Executive Officer and provides a change in control severance benefit of three times base salary and bonus plus various insurance coverage; Tier 2 applies to other Executive Committee members and provides a change in control severance benefit of two times base salary and bonus plus various insurance coverage; and Tier 3 applies to all other U.S. based executives and provides a change in control severance benefit equal to one time base salary and bonus plus various insurance coverage.

Effective October 1, 1997 (restated October 15, 1998), Chiron adopted the Chiron Corporation Severance Plan (amended and restated December 2005), which provides certain post employment salary and employee benefits to U.S. based employees who are involuntarily terminated as a result of a workforce reduction or job elimination.

Benefits payable under these plans are accrued when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated in accordance with SFAS No. 112, Employers’ Accounting for Post Employment Benefits. Amounts accrued under these plans in 2005 and 2004 were not material.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 17—Non-Operating Income and Expense

Interest and Other Income, Net

“Interest and other income, net” in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

	2005	2004	2003
	(In thousands)
Interest income	$36,961	$23,359	$23,187
Write-down of equity securities (see Notes 1 and 9)	(1,267)	(1,431)	—
Net gain (loss) on sale of marketable debt securities	(307)	99	895
Net gain on sale of equity securities	44,290	34,265	9,370
Gain on sale of interests in affiliated companies (see below)	—	4,183	2,012
Patent settlement (see below)	6,000	—	—
Net realized gain (loss) on foreign exchange transactions	1,506	(360)	5,451
Equity in loss of equity method investments (see below)	(2,518)	(3,726)	(2,325)
Other income	2,027	408	302
	$86,692	$56,797	$38,892

In the second quarter of 2005, Chiron recognized a $6.0 million settlement regarding a dispute with a competitor regarding certain Chiron patents.

In December 1998, Chiron completed the sale of its 30% interest in General Injectibles & Vaccines, Inc. to Henry Schein, Inc. and received payment in full of certain advances made by Chiron to General Injectibles & Vaccines. The agreement also provided for Chiron to receive additional payments, calculated as a pre-determined percentage of the gross profit of products contributed by General Injectibles & Vaccines to Henry Schein, through 2003. Chiron received $4.2 million and $2.0 million in 2004 and 2003, respectively, which was included in gain on sale of interests in affiliated companies.

As discussed in Note 1, Chiron is a limited partner in several venture capital funds. Chiron accounts for these investments under the equity method of accounting pursuant to Emerging Issues Task Force Topic No. D-46, “Accounting for Limited Partnership Investments.”

Note 18—Segment Information

Chiron is organized based on the products and services that it offers. Under this organizational structure, there are three reportable segments: (i) Blood Testing, (ii) vaccines and (iii) biopharmaceuticals. The Blood Testing segment consists of an alliance with Gen-Probe and Chiron’s one-half share in the pretax operating earnings generated by the joint business contractual arrangement with Ortho-Clinical Diagnostics. Chiron’s alliance with Gen-Probe is focused on developing and commercializing nucleic acid testing products using Transcription-Mediated Amplification technology to screen donated blood, plasma products, organs and tissues for viral infection. Chiron’s joint business arrangement with Ortho-Clinical Diagnostics is operated under a contractual arrangement and is not a separate and distinct legal entity. Through Chiron’s joint business contractual arrangement with Ortho-Clinical Diagnostics, Chiron sells a line of immunodiagnostic tests to detect hepatitis viruses and retroviruses and provides supplemental tests and microplate and chemiluminescent instrument systems to automate test performance and data

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 18—Segment Information (Continued)

collection. The Blood Testing segment also earns royalties from third parties based on their sales of immunodiagnostic and nucleic acid testing probe diagnostic products utilizing Chiron’s hepatitis C virus and HIV-related patents, for use in blood screening and plasma fractionation markets. The vaccines segment consists principally of adult and pediatric vaccines for viral and bacterial infections. Chiron sells these vaccines primarily in the U.S., Germany, Italy, and the United Kingdom, as well as in other international markets. The vaccines segment is also involved in the development of novel vaccines and vaccination technology. The biopharmaceuticals segment consists of therapeutic products and services, with an emphasis on the treatment of cancer and infectious and pulmonary diseases, using the development and acquisition of technologies related to therapeutic proteins, antibodies and small molecules. The biopharmaceuticals segment earns royalties on third party sales of several products, including BETAFERON® interferon beta-1b, and earns license fees for technologies, such as hepatitis C virus- related patents, used by third parties to develop therapeutic products.

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
DECEMBER 31, 2005

Note 18—Segment Information (Continued)

The following segment information excludes all significant intersegment transactions as these transactions are eliminated for management reporting purposes:

	2005	2004	2003
	(in thousands)
Revenues
Blood Testing:
Product sales, net:
PROCLEIX® products	$273,407	$249,809	$200,066
Ortho-Clinical Diagnostics	31,298	27,844	28,391
Total product sales, net	304,705	277,653	228,457
Revenues from joint business arrangement	136,701	118,246	108,298
Collaborative agreement revenues	7,222	8,044	9,012
Royalty and license fee revenues	106,045	89,192	75,407
Other revenues	1,031	979	466
Total Blood Testing revenues	555,704	494,114	421,640
Vaccines:
Product sales, net:
Influenza vaccines	225,355	153,413	332,428
Meningococcal vaccines	43,361	27,739	65,548
Travel vaccines	147,507	96,864	87,831
Pediatric and other vaccines	164,308	200,948	192,511
Total product sales, net	580,531	478,964	678,318
Collaborative agreement revenues	4,328	8,646	4,222
Royalty and license fee revenues	5,184	5,234	12,747
Other revenues	12,058	17,282	13,522
Total vaccines revenues	602,101	510,126	708,809
Biopharmaceuticals:
Product sales, net:
BETASERON® interferon beta-1b	142,238	130,572	124,936
TOBI® tobramycin	232,624	212,876	172,047
PROLEUKIN® (aldesleukin)	123,549	129,377	115,075
Other	37,847	38,861	27,000
Total product sales, net	536,258	511,686	439,058
Collaborative agreement revenues	1,534	1,354	5,328
Royalty and license fee revenues	72,950	71,527	87,698
Other revenues	18,305	10,940	29,538
Total biopharmaceuticals revenues	629,047	595,507	561,622
Other:
Royalty and license fee revenues	132,827	123,608	74,290
Total revenues	$1,919,679	$1,723,355	$1,766,361
Income(loss) from continuing operations
Blood Testing	$300,047	$259,702	$214,444
Vaccines	(158,776)	(214,776)	95,092
Biopharmaceuticals	26,446	9,423	39,343
Other	(17,601)	5,085	(12,506)
Segment income from operations	150,116	59,434	336,373
Operating expense reconciling item:
Purchased in-process research and development	—	(9,629)	(45,300)
Income from operations	150,116	49,805	291,073
Loss on disposal of assets	(1,108)	(3,247)	(224)
Interest expense	(30,615)	(26,093)	(19,104)
Interest and other income, net	86,692	56,797	38,892
Minority interest.	(2,221)	(1,968)	(1,753)
Income from continuing operations before income taxes	$202,864	$75,294	$308,884

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

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

	2005	2004	2003
	(In thousands)
Depreciation and amortization expenses
Blood Testing	$6,628	$6,569	$7,881
Vaccines	111,072	127,732	83,473
Biopharmaceuticals	42,571	41,192	44,859
Other	13,422	10,428	9,510
Total depreciation and amortization expenses	$173,693	$185,921	$145,723

Capital expenditures are specifically identified by each reportable segment. Capital expenditures for each reportable segment were as follows:

	2005	2004	2003
	(In thousands)
Capital expenditures
Blood Testing	$2,425	$6,353	$2,449
Vaccines	148,213	109,218	66,310
Biopharmaceuticals	56,095	52,828	197,872
Other	29,857	15,292	30,268
Total capital expenditures	$236,590	$183,691	$296,899

Capital expenditures in 2005 for the “Vaccines” segment include a non-cash addition of $36.6 million where Chiron is the lessee but considered the owner of the asset during the construction period. Capital expenditures in 2003 for the “Biopharmaceuticals” segment include a capital lease addition of $157.5 million as discussed in Note 14.

Geographic Area Information

Revenues from product sales by geographic area are based on the customers’ shipping locations rather than the customers’ country of domicile. Collaborative agreement, license fee, revenues from the joint business arrangement and other revenues by geographic area are based on the country of domicile of the

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 18—Segment Information (Continued)

counterparty to the agreement. Royalty revenues by geographic area are based on the location to which the product earning the royalties is shipped.

	2005	2004	2003
	(In thousands)
Revenues
Domestic	$941,110	$780,116	$865,878
Belgium	74,545	51,919	60,757
Canada	31,338	21,632	23,863
France	57,416	50,286	58,126
Germany	222,034	183,193	199,951
Italy	74,219	86,009	70,014
Japan	38,764	42,696	41,638
United Kingdom	54,113	70,805	71,577
Other	426,140	436,699	374,557
Total revenues	$1,919,679	$1,723,355	$1,766,361

	2005	2004	2003
	(In thousands)
Long-lived assets
Domestic	$478,512	$446,683	$422,596
Germany	87,772	79,509	50,926
Italy	171,564	168,721	125,772
United Kingdom	132,507	87,566	76,279
Other	18,448	16,936	14,177
Total long-lived assets	$888,803	$799,415	$689,750

Major Customers

One significant customer accounted for 10.6%, 10.6% and 10.7% of total revenues in 2005, 2004 and 2003, respectively. Chiron’s biopharmaceuticals segment revenue included 32.4%, 30.8% and 33.7% of revenues from the major customer in 2005, 2004 and 2003, respectively. Chiron’s Blood Testing, vaccines and other segments had no major customers in 2005, 2004 and 2003.

Note 19—Income Taxes

For financial reporting purposes, “Income from continuing operations before income taxes” included the following components for the years ended December 31:

	2005	2004	2003
	(In thousands)
Domestic income	$314,559	$229,651	$170,964
Foreign income (loss)	(111,695)	(154,357)	137,920
	$202,864	$75,294	$308,884

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 19—Income Taxes (Continued)

Components of Provision for Income Taxes from Continuing Operations

Significant components of the provision for income tax expense from continuing operations were as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)
Current tax expense:
Domestic	$94,194	$62,360	$89,502
Foreign	19,802	32,169	13,852
	113,996	94,529	103,354
Deferred tax expense (benefit):
Domestic	7,267	(13,567)	(5,634)
Foreign	(98,869)	(59,731)	(9,174)
	(91,602)	(73,298)	(14,808)
Provision for income taxes from continuing operations	$22,394	$21,231	$88,546

In 2005, 2004 and 2003, Chiron realized stock option tax benefits, recorded as an increase to additional paid-in capital, of approximately $18.0 million, $14.9 million and $33.1 million, respectively.

Chiron is presently under examination in several domestic and international tax jurisdictions. While there is no assurance that Chiron will prevail in all tax examinations in the event the taxing authorities disagree with Chiron’s interpretation of the tax law, Chiron’s management does not believe, based upon information known to it, that the final resolution of any of these audits will have a material adverse effect upon Chiron’s consolidated financial position and results of operations and cash flows and that adequate provisions have been made for these tax examinations.

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 19—Income Taxes (Continued)

Rate Reconciliation

A reconciliation of the expected statutory tax rate (computed at the U.S. statutory income tax rate of 35.0%) to the actual tax rate on income from continuing operations for the years ended December 31 is as follows:

	2005	2004	2003
Expected statutory tax rate	35.0%	35.0%	35.0%
Increases (reductions) in tax resulting from the following:
State taxes, net of federal benefit	(2.8)%	(10.8)%	0.9%
Net impact of foreign tax rates and credits	(19.9)%	(55.5)%	(12.7)%
Tax effect of intercompany transaction involving transfer of product rights(1)	—%	74.0%	1.9%
Purchased in-process research and development (see below)	—%	4.5%	5.1%
Tax benefit attributed to Extraterritorial Income Exclusion	(0.5)%	(4.1)%	(1.0)%
Utilization of current year research & development credits	(1.9)%	(14.2)%	(2.8)%
Other	1.1%	(0.7)%	2.3%
Actual tax rate on income from continuing operations	11.0%	28.2%	28.7%

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

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 19—Income Taxes (Continued)

Significant components of Chiron’s deferred income tax assets and liabilities from continuing operations were as follows at December 31 (including certain reclassifications to provide consistency):

	2005	2004
	(In thousands)
Deferred income tax assets:
Capitalized research and development costs	$20,739	$779
Deferred revenue	14,960	16,332
Basis difference of equity investments	13,936	26,824
Reserves and expense accruals	88,575	62,950
Net operating loss carryovers	122,003	114,416
Business tax credit carryovers	63,307	43,508
Depreciation and amortization	1,988	7,695
Other deferred income tax assets	8,610	5,906
	334,118	278,410
Less valuation allowance	(18,148)	(42,386)
	315,970	236,024
Deferred income tax liabilities:
Intangible assets basis differences (amortization)	124,984	170,644
Patent costs expensed for tax purposes	19,854	16,267
Contingent payment debt instruments	34,439	18,889
Tax effect of unrealized comprehensive income	5,577	19,364
Other	3,075	—
	187,929	225,164
Net deferred income tax asset	$128,041	$10,860

The above net deferred income tax asset has been reflected in the accompanying Consolidated Balance Sheets as follows:

	2005	2004
	(In thousands)
Current asset	$62,414	$71,287
Non-current asset (liability)	65,627	(60,427)
Net deferred income tax asset	$128,041	$10,860

Chiron has permanently invested approximately $52.0 million of earnings of certain foreign subsidiaries outside the U.S. As of December 31, 2005 additional U.S. taxes of approximately $4.0 million would accrue if these earnings were remitted.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. Through December 31, 2005, Chiron has not provided deferred

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 19—Income Taxes (Continued)

taxes on foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. Chiron did not repatriate any accumulated earnings from outside the U.S. in either 2004 or 2005.

The net increase (decrease) in the valuation allowance for the years ended December 31, 2005, 2004 and 2003 was $(24.2) million, $7.2 million and $21.1 million, respectively, primarily attributable to acquired net operating losses of PowderJect in 2003, as well as foreign net operating losses in 2003 and 2004 in jurisdictions where Chiron has no history of taxable income. In 2005, the decrease was primarily attributable to liquidation of disposed PowderJect entities.

Tax Operating Loss and Credit Carryforwards

At December 31, 2005, Chiron had foreign net operating loss carryforwards of approximately $387.1 million. Of this, $70.1 million expires in 2010 and substantially all of the remainder is available to offset future taxable income without limitation. $94.6 million of the foreign net operating loss carryforwards are also subject to valuation allowances as the ability to use those carryforwards is not considered to be more likely than not.

At December 31, 2005, Chiron had federal net operating loss carryforwards, attributable to the acquisition of Matrix Pharmaceutical of approximately $232.8 million. As these loss carryforwards are limited under provisions of the Internal Revenue Code, $43.7 million of the losses are expected to be utilized to offset future domestic taxable income ratably through 2021.

At December 31, 2005, Chiron had federal net operating loss carryforwards attributable to the acquisition of Sagres of approximately $27.9 million. As these loss carryforwards are limited under provisions of the Internal Revenue Code, $2.9 million of the losses are expected to be utilized to offset future domestic taxable income ratably through 2022.

At December 31, 2005, Chiron had a total of $131.7 million of state net operating loss carryforwards, which expire between 2013 and 2024. State net operating loss carryforwards attributable to the acquisition of Matrix Pharmaceutical totaled approximately $49.2 million, of which, approximately $21.9 million, are available to offset future state taxable income ratably through 2013. State net operating loss carryforwards attributable to the acquisition of Sagres totaled approximately $21.2 million, of which, approximately $1.4 million are available to offset future state taxable income ratably through 2013. The available utilization of the net operating losses is limited in any one year under provisions of the state tax codes. As such, a significant portion of both Matrix’s and Sagres’s state net operating loss carryforwards are expected to expire unutilized.

At December 31, 2005, Chiron had state business tax credit carryovers of $43.0 million, which are available to offset future state tax liabilities without expiration, and foreign business tax credit carryovers of $18.8 million without expiration.

Note 20—Subsequent Events

On March 16, 2006, Chiron announced a recall and withdrawal of MORUPAR®, its measles, mumps and rubella (MMR) vaccine.  Chiron previously supplied MORUPAR® vaccine to customers in a limited number of developing countries, largely via the United Nations Children’s Fund (UNICEF) and the Pan American Health Organization (PAHO), and to Italy.  Results of pharmacovigilance surveillance in Italy

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 20—Subsequent Events (Continued)

suggest that MORUPAR® vaccine may be associated with a higher reported rate of adverse events following immunization than other MMR vaccine products.  Chiron expects to work with the World Health Organization (WHO) to assist it in conducting a risk-benefit analysis to determine whether UNICEF or PAHO will require a limited quantity of the existing inventory of MORUPAR® vaccine for their ongoing public health programs.  Chiron has written-off in 2005 approximately $6.0 million of MORUPAR® inventory as a result of the withdrawal and recorded approximately $1.7 million of product returns reserves in 2005 in connection with expected returns of 2005 product sales from the recall.

Note 21—Quarterly Financial Data (Unaudited)

	2005
	Dec. 31	Sept. 30	June 30		Mar. 31
	(In thousands, except per share data)
Total revenues	$613,953	$479,613	$418,757		$407,356
Gross margin from net product sales (Cost of sales excludes amortization expense related to acquired developed products)	252,486	198,449	125,135		113,324
Income (loss) from continuing operations:
Income (loss)	138,052	51,311	49		(8,942)
Basic income (loss) per share	0.72	0.27	—	*	(0.05)
Diluted income (loss) per share	0.68	0.27	—	*	(0.05)
Gain (loss) from discontinued operations, net of taxes	—	—	—		—
Net income (loss):
Income (loss)	138,052	51,311	49		(8,942)
Basic income (loss) per share	0.72	0.27	—	*	(0.05)
Diluted income (loss) per share	0.68	0.27	—	*	(0.05)

*                    Less than $0.01 per share

	2004
	Dec. 31	Sept. 30 Restated	June 30 Restated	Mar. 31
	(In thousands, except per share data)
Total revenues	$434,395	$529,536	$379,752	$379,672
Gross margin from net product sales (Cost of sales excludes amortization expense related to acquired developed products)	153,331	134,505	151,320	153,203
Income (loss) from continuing operations:
Income (loss)	(23,123)	27,447	22,812	26,927
Basic income (loss) per share	(0.12)	0.15	0.12	0.14
Diluted income (loss) per share	(0.12)	0.14	0.12	0.14
Gain (loss) from discontinued operations, net of taxes	—	(450)	12,459	12,845
Net income (loss):
Income (loss)	(23,123)	26,997	35,271	39,772
Basic income (loss) per share	(0.12)	0.14	0.19	0.21
Diluted income (loss) per share	(0.12)	0.14	0.18	0.21

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 21—Quarterly Financial Data (Unaudited) (Continued)

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

Continuing Operations

The recent developments with respect to FLUVIRIN® influenza vaccine, as discussed above, impacted our results of operations for the quarters in 2005 and 2004. Chiron’s FLUVIRIN® influenza vaccine returned to the U.S. market, as discussed in Note 14 above, in the fourth quarter of 2005 with $96.5 million in sales. Chiron incurred FLUVIRIN® vaccine remediation costs of $16.0 million, $8.0 million, $3.0 million and $1.0 million in the first, second, third and fourth quarters of 2005, respectively. In 2005, the majority of legal costs associated with the FLUVIRIN® vaccine-related developments were incurred in the first and second quarters of 2005 for $10.0 million and $5.0 million, respectively. Chiron did not release any FLUVIRIN® product during the 2004-2005 influenza season. Chiron had no sales of FLUVIRIN® vaccine in 2004 (other than $2.3 million in late 2003-2004 season sales). In the third quarter 2004, Chiron wrote-off the entire inventory of FLUVIRIN® vaccine, resulting in a $91.3 million charge to cost of sales. In the fourth quarter 2004, Chiron incurred FLUVIRIN® vaccine remediation costs of $2.6 million and incurred legal expenses of $12.1 million related to FLUVIRIN®.

Chiron did not release any BEGRIVAC™ influenza vaccine during the 2005-2006 influenza season as discussed in Note 14 above, and Chiron had no BEGRIVAC™ sales in the third and fourth quarters of 2005. BEGRIVAC™ sales were $41.0 million and $12.0 million in the third and fourth quarters of 2004, respectively. Chiron wrote-off the entire inventory of BEGRIVAC™ resulting in charges of $15.0 million and $3.0 million in the second and third quarters of 2005, respectively.

Certain developed product technologies from Chiron’s acquisition of PowderJect are amortized under the estimated sales method, which considers forecasted FLUVIRIN® sales during each influenza season through the remaining period of the benefit. Related amortization was $12.9 million, $12.8 million, $4.3 million and $4.2 million in the first, second, third and fourth quarters of 2005, respectively, reflecting updated forecasted FLUVIRIN® sales. Related amortization was $11.3 million, $11.3 million, $12.3 million and $13.3 million in the first, second, third and fourth quarters of 2004, respectively.

In the third quarter of 2005, Chiron recognized an impairment loss of $14.5 million on acquired intangible assets from Chiron’s acquisition of PowderJect related to ARILVAX™, a yellow fever vaccine. This impairment loss was due to a focus of resources towards the influenza market, resulting in a reduction of the expected activity for ARILVAX™. ARILVAX™ remains in Chiron’s portfolio of trademarks and Chiron may re-enter the yellow fever vaccine market in the future with this product. In the fourth quarter

CHIRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Note 21—Quarterly Financial Data (Unaudited) (Continued)

of 2005, Chiron recognized an impairment loss of $1.1 million on acquired intangible assets from Chiron’s acquisition of PowderJect related to a contract manufacturing agreement.

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

In 2004, Chiron and Roche reached a settlement regarding our HIV patent in the U.S (Note 7). The settlement included a $78.0 million lump sum payment, of which $14.0 million was recognized in the third quarter 2004. In addition, the settlement resulted in $31.8 million of previously deferred royalties and license payments, which was recognized in the third quarter 2004. The impact of these revenue items from the Roche settlement was an approximate $0.18 increase in diluted earnings per share in the third quarter 2004. In the first quarter of 2005, Chiron recognized $16.0 million of the $78.0 million lump sum payment and $8.0 million of this lump sum payment in each of the second, third and fourth quarters of 2005.

On June 12, 2004, certain LYONs holders, at their option, tendered $649.9 million in aggregate principal amount at maturity for purchase by Chiron. The purchase price for the LYONs was $584.31 in cash per $1,000 in principal amount at maturity. The aggregate purchase price for all the LYONs validly surrendered for purchase was $379.7 million. At December 31, 2004, there remained outstanding $80.1 million in aggregate principal amount at maturity and an accreted balance of $47.3 million for the LYONs.

On June 22, 2004, Chiron issued $385.0 million aggregate principal amount of convertible debentures, which mature on June 30, 2034. The convertible debentures accrue interest at a rate of 2.75% per year and interest is payable on June 30 and December 30 commencing on December 30, 2004.

Discontinued Operations (Note 4)

There was no gain (loss) from discontinued operations in 2005.

“Gain from discontinued operations, net of taxes” included a settlement with Bayer Corporation, primarily relating to a tax benefit as a result of the settlement payment. This settlement resulted in a net gain of $12.8 million in the first quarter of 2004.

“Gain from discontinued operations, net of taxes” also included a settlement agreement between Chiron and the IRS closing the open tax years 1996 to 1998. This settlement resulted in a tax benefit of approximately $12.5 million in the second quarter 2004.

SCHEDULE II

CHIRON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

Description	Balance at Beginning of Year	Charged to Costs and Expenses, Net of Reversals	Utilizations	Balance at End of Year
	(In thousands)
2005:
Product returns	$17,405	$9,723	$(8,860)	$18,268
Other accounts receivable allowance	20,634	12,568	(17,779)	15,423
Inventory reserves	71,609	32,130	(25,574)	78,165
Restructuring and reorganization accrual	1,074	285	(1,101)	258
2004:
Product returns	17,593	8,800	(8,988)	17,405
Other accounts receivable allowance	10,015	17,662	(7,043)	20,634
Inventory reserves	35,117	42,591	(6,099)	71,609
Restructuring and reorganization accrual	645	2,519	(2,090)	1,074
2003:
Product returns	9,363	10,280	(2,050)	17,593
Other accounts receivable allowance	7,630	3,615	(1,230)	10,015
Inventory reserves	32,762	13,314	(10,959)	35,117
Restructuring and reorganization accrual	334	1,654	(1,343)	645

In addition to the charges reflected above for 2005, Chiron wrote-off the entire inventory of BEGRIVAC™ product in 2005, resulting in a charge to cost of sales of $18.0 million. Also in 2005, Chiron wrote-off certain FLUVIRIN® product, resulting in a charge to cost of sales of $19.1 million. In addition to the charges reflected above for 2004, Chiron wrote-off the entire inventory of FLUVIRIN® product in 2004, resulting in a $91.3 million charge to cost of sales.